Form 10-K
BERRY PLASTICS GROUP INC
filed 2012-12-17
CIK 1378992

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended
September 29, 2012
or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____ to _____

Commission File Number 001-35672
BERRY PLASTICS GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-5234618
(State or other jurisdiction of incorporation or organization)	(IRS employer identification number)
101 Oakley Street Evansville, Indiana	47710
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code:  (812) 424-2904

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None
 Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [   ]  No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.  Yes [  ]  No [ X]

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.  Yes [X ]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes [ X]  No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K:  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, or non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
      Large accelerated filer [     ]           Accelerated filer  [     ]              Non-accelerated filer [  X  ] Small reporting company [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes[   ]No[X]

The aggregate market value of the voting stock held by non-affiliates of the registrant on October 4, 2012, based upon the closing price of $15.20 of the registrant’s common stock as reported on the New York Stock Exchange, was approximately $600 million.  The calculation excludes shares of the registrant’s common stock held by current executive officers, directors, and affiliates whose ownership exceeds 5% outstanding at October 4, 2012.  The registrant has elected to use October 4, 2012 as the calculation date, which was the initial trading date of the registrant’s common stock on the New York Stock Exchange, since on March 30, 2012 (the last business day of the registrant’s second fiscal quarter), the registrant was a privately-held company.

As of December 17, 2012, there were approximately 112,717,783 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Berry Plastics Group, Inc.’s Proxy Statement for its 2013 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This Form 10-K for the fiscal period ending September 29, 2012, (“fiscal 2012”) and comparable periods October 1, 2011, (“fiscal 2011”) and October 2, 2010, (“fiscal 2010”) contains “forward-looking statements” which involve risks and uncertainties.  You can identify forward-looking statements because they contain words such as “believes,” “expects,” “may,” “will,” “should,” “would,” “could,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” or “anticipates” or similar expressions that relate to our strategy, plans or intentions.  All statements we make relating to our estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results or to our expectations regarding future industry trends are forward-looking statements.  In addition, we, through our senior management, from time to time make forward-looking public statements concerning our expected future operations and performance and other developments.  These forward-looking statements are subject to risks and uncertainties that may change at any time, and, therefore, our actual results may differ materially from those that we expected.  We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions.  While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results.  All forward-looking statements are based upon information available to us on the date of this Form 10-K.

Important factors that could cause actual results to differ materially from our expectations, which we refer to as cautionary statements, are disclosed under “Risk Factors” and elsewhere in this Form 10-K, including, without limitation, in conjunction with the forward-looking statements included in this Form 10-K.  All forward-looking information and subsequent written and oral forward-looking statements attributable to us, or to persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements.  Some of the factors that we believe could affect our results include:

•	risks associated with our substantial indebtedness and debt service;
•	changes in prices and availability of resin and other raw materials and our ability to pass on changes in raw material prices on a timely basis;
•	performance of our business and future operating results;
•	risks related to our acquisition strategy and integration of acquired businesses;
•	reliance on unpatented know-how and trade secrets;
•	increases in the cost of compliance with laws and regulations, including environmental, safety, and production and product laws and regulations;
•	risks related to disruptions in the overall economy and the financial markets may adversely impact our business;
•	catastrophic loss of one of our key manufacturing facilities, natural disasters, and other unplanned business interruptions;
•	risks of competition, including foreign competition, in our existing and future markets;
•	general business and economic conditions, particularly an economic downturn;
•	the ability of our insurance to cover fully our potential exposures; and
•	the other factors discussed in the section of this Form 10-K titled “Risk Factors.”

We caution you that the foregoing list of important factors may not contain all of the material factors that are important to you.  In addition, in light of these risks and uncertainties, the matters referred to in the forward-looking statements contained in this Form 10-K may not in fact occur.  Accordingly, investors should not place undue reliance on those statements.  We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

TABLE OF CONTENTS
FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 29, 2012

		Page
	PART I
Item 1	BUSINESS	3
Item 1A.	RISK FACTORS	8
Item 1B.	UNRESOLVED STAFF COMMENTS	14
Item 2.	PROPERTIES	14
Item 3.	LEGAL PROCEEDINGS	14
Item 4.	MINE SAFETY DISCLOSURES	15
	PART II
Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER
	MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES	15
Item 6	SELECTED FINANCIAL DATA	16
Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
	RESULTS OF OPERATIONS	17
Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	28
Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	30
Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
	AND FINANCIAL DISCLOSURE	30
Item 9A.	CONTROLS AND PROCEDURES	30
Item 9B.	OTHER INFORMATION	30
	PART III
Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT	31
Item 11.	EXECUTIVE COMPENSATION	31
Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
	AND RELATED STOCKHOLDER MATTERS	31
Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
	INDEPENDENCE	31
Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES	31
	PART IV
Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	32

Item 1.  BUSINESS

(In millions of dollars, except as otherwise noted)

 General

Berry Plastics Group, Inc. (“Berry” or the “Company”) is a leading provider of value-added plastic consumer packaging and engineered materials with a track record of delivering high-quality customized solutions to our customers.  Our products utilize our proprietary research and development platform, which includes a continually evolving library of Berry-owned molds, patents, manufacturing techniques and technologies.  We sell our solutions predominantly into consumer-oriented end-markets, such as food and beverage, healthcare, and personal care.  We believe our customers look to us for solutions that have high consumer impact in terms of form, function, and branding.  Representative examples of our products include thermoform drink cups, thin-wall containers, blow-molded bottles, specialty closures, prescription vials, specialty plastic films, tapes products, and corrosion protection materials.

We believe that we have created one of the largest product libraries in our industry, allowing us to be a comprehensive solution provider to our customers.  We have more than 13,000 customers, which consist of a diverse mix of leading national, mid-sized regional and local specialty businesses.  The size and scope of our customer network allows us to introduce new products we develop or acquire to a vast audience that is familiar with, and we believe partial to, our brand.  In fiscal 2012, no single customer represented more than 3% of net sales and our top ten customers represented less than 17% of net sales.  We believe our manufacturing processes and our ability to leverage our scale to reduce expenses on items, such as raw materials, position us as a low-cost manufacturer relative to our competitors.  For example, we believe based on management estimates that we are one of the largest global purchasers of plastic resins, at more than 2.5 billion pounds per year, which gives us scaled purchasing savings.

We organize our business into four operating divisions: Rigid Open Top, Rigid Closed Top, (which together make up our Rigid Packaging business), Engineered Materials, and Flexible Packaging.  Additional financial information about our business segments is provided in “Management's Discussion and Analysis of Financial Condition and Results of Operations” and the “Notes to Consolidated Financial Statements,” which are included elsewhere in this Form 10-K.

Acquisitions

Rexam Specialty and Beverage Closures

In September 2011, we acquired 100% of the capital stock of Rexam SBC.  The aggregate purchase price was $351 ($340, net of cash acquired).  Rexam SBC’s primary products include plastic closures, fitments and dispensing closure systems, and jars.  The business is operated in our Rigid Packaging business.  To finance the purchase, we used cash on hand and existing credit facilities.  The Rexam SBC acquisition has been accounted for under the purchase method of accounting, and accordingly, the purchase price has been allocated to the identifiable assets and liabilities based on estimated fair values at the acquisition date.

STOPAQ®

In June 2012, the Company acquired 100% of the shares of Frans Nooren Beheer B.V. and its operating companies (“Stopaq”) for a purchase price of $65 ($62, net of cash acquired).  Stopaq is the inventor and manufacturer of patented visco-elastic technologies for use in corrosion prevention, sealing and insulation applications ranging from pipelines to subsea piles to rail and cable joints.  The newly added business is operated in our Engineered Materials segment.  To finance the purchase, the Company used cash on hand and existing credit facilities.  The Stopaq acquisition has been accounted for under the purchase method of accounting, and accordingly, the preliminary purchase price has been allocated to the identifiable assets and liabilities based on estimated fair values at the acquisition date.

Recent Developments

In October 2012, we completed our initial public offering selling 29,411,764 shares of common stock at $16.00 per share.   We used proceeds of our initial public offering, net of underwriting fees, of $444 and cash on hand to repurchase all $455 of 11% Senior Subordinated Notes due September 15, 2016.  In connection with the initial public offering, we entered into an income tax receivable agreement that provides for the payment by us to our pre-initial public offering stockholders, option holders and holders of our stock appreciation rights of 85% of the amount of cash savings, if any, in U.S. federal, foreign, state and local income tax that we actually realize (or are deemed to realize in the case of a change of control) as a result of the utilization of our and our subsidiaries’ net operating losses attributable to periods prior to the initial public offering.  We expect to pay between $300 and $350 in cash related to this agreement, based on our current taxable income estimates.

Product Overview

Rigid Packaging

Our Rigid Packaging business primarily consists of containers, foodservice items, housewares, closures, overcaps, bottles, prescription vials, and tubes.  The largest end uses for our packages are consumer-oriented end markets such as food and beverage, retail mass marketers, healthcare, personal care and household chemical.  Many of our products are manufactured from proprietary molds that we develop and own, which we believe would result in significant costs to our customers to switch to a different supplier.  In addition to a complete product line, we have sophisticated decorating capabilities and in-house graphic arts and tooling departments, which allow us to integrate ourselves into, and, we believe, add significant value to, our customers’ packaging design processes.  Our primary competitors include Airlite, Letica, Polytainers, Silgan, Aptar Group, and Reynolds.  These competitors individually only compete on certain of our products, whereas we offer the entire selection of rigid products described below.

 Containers.  We manufacture a collection of nationally branded container products and also seek to develop customized container products for niche applications by leveraging of our state-of-the-art design, decoration and graphic arts capabilities.  We believe this mix allows us to both achieve significant economies of scale, while also maintaining an attractive portfolio of specialty products.  Our container capacities range from four ounces to five gallons and are offered in various styles with accompanying lids, bails and handles, some of which we produce, as well as a wide array of decorating options.  We have long-standing supply relationships with many of the nation’s leading food and consumer products companies, including Dannon, Dean Foods, Conagra, Kraft, Kroger, and Unilever.

Foodservice.  We believe that we are one of the largest providers of large size thermoformed polypropylene (“PP”) and injection-molded plastic drink cups in the United States.  We believe we are the leading producer of 30 ounce or larger thermoformed PP drink cups and offer a product line with sizes ranging from 12 to 52 ounces.  Our thermoform process uses PP instead of more expensive polystyrene (“PS”) or polyethylene terephthalate (“PET”) in producing deep draw drink cups to generate a cup with a competitive cost advantage versus thermoformed PS or PET drink cups.  Additionally, we produce injection-molded plastic cups that range in size from 12 to 64 ounces.  Primary markets for our plastic drink cups are quick service and family dining restaurants, convenience stores, stadiums and retail stores.  Many of our cups are decorated, often as promotional items, and we believe we have a reputation in the industry for innovative, state-of-the-art graphics.  Selected drink cup customers and end users include Hardee’s, McDonald’s, Quik Trip, Starbucks, Subway, Wendy’s, and Yum! Brands.

Housewares.  Our participation in the housewares market is focused on producing semi-disposable plastic home and party and plastic garden products.  Examples of our products include plates, bowls, pitchers, tumblers and outdoor flowerpots.  We sell virtually all of our products in this market through major national retail marketers and national chain stores, such as Walmart.  PackerWare is our recognized brand name in these markets and PackerWare branded products are often co-branded by our customers.  Our strategy in this market has been to provide high value to consumers at a relatively modest price, consistent with the key price points of the retail marketers.  We believe outstanding service and the ability to deliver products with timely combination of color and design further enhance our position in this market.

Closures and Overcaps.  We believe we are a leading producer of closures and overcaps across several of our product lines, including continuous-thread and child-resistant closures, as well as aerosol overcaps.  We currently sell our closures into numerous end markets, including vitamin/nutritional, chemical, healthcare, food/beverage, specialty and personal care.  In addition to traditional closures, we are a provider of a wide selection of custom closure solutions including fitments and plugs for medical applications, cups and spouts for liquid laundry detergent, and dropper bulb assemblies for medical and personal care applications.  Further, we believe that we are the leading domestic producer of injection-molded aerosol overcaps.  Our aerosol overcaps are used in a wide variety of consumer goods including spray paints, household and personal care products, insecticides and numerous other commercial and consumer products.  We believe our technical expertise and manufacturing capabilities provide us a low-cost position that has allowed us to become a leading provider of high-quality closures and overcaps to a diverse set of leading companies.  We believe our manufacturing advantage is driven by our position on the forefront of various technologies, including the latest in single- and bi-injection processes, precise reproduction of colors, automation and vision technology, and proprietary packing technology that minimizes freight cost and warehouse space.  A majority of our overcaps and closures are manufactured from proprietary molds, which we design, develop, and own.  In addition to these molds, we utilize state-of-the art lining, assembly, and decorating equipment to enhance the value and performance of our products in the market.  Our closure and aerosol overcap customers include McCormick, Bayer, Coca-Cola, Diageo, Shell Oil, Johnson and Johnson, Pepsico, Wyeth, Kraft, Sherwin-Williams, and S.C. Johnson.

Bottles and Prescription Containers.  Our bottle and prescription container businesses target markets similar to our closure business.  We believe, based on management estimates, that we are the leading supplier of spice containers in the United States and have a leadership position in various food and beverage, vitamin and nutritional markets, as well as selling bottles into prescription and pharmaceutical applications.  Additionally, we believe we are a leading supplier in the prescription container market, supplying a complete line of amber containers with both one-piece and two-piece child-resistant closures.  We offer an extensive line of stock polyethylene (“PE”) and PET bottles for the vitamin and nutritional markets.  Our design capabilities, along with internal engineering strength give us the ability to compete on customized designs to provide desired differentiation from traditional packages.  We also offer our customers decorated bottles with hot stamping, silk screening and labeling.  We sell these products to personal care, pharmaceutical, food and consumer product customers, including McCormick, Pepsico, Carriage House, Perrigo, CVS, NBTY, Target Stores, John Paul Mitchell, and Novartis.

Tubes.  We believe that we are one of the largest suppliers of extruded plastic squeeze tubes in the United States.  We offer a complete line of tubes in a wide variety of sizes.  We have also introduced laminate tubes to complement our extruded tube business.  Our focus and investments are made to ensure that we are able to meet the increasing trend towards large diameter tubes with high-end decoration.  We have several proprietary designs in this market that combine tube and closure that we believe are viewed as very innovative both in appearance and functionality, as well as from a sustainability standpoint.  The majority of our tubes are sold in the personal care market, focusing on products like facial/cold creams, shampoos, conditioners, bath/shower gels, lotions, sun care, hair gels, and anti-aging creams.  We also sell our tubes into the pharmaceutical and household chemical markets.  We believe that our ability to provide creative package designs, combined with a complementary line of closures, makes us a preferred supplier for many customers in our target markets including Kao Brands, L’Oreal, Avon, and Procter & Gamble.

Engineered Materials

Our Engineered Materials business primarily consists of pipeline corrosion protection solutions, specialty tapes and adhesives, polyethylene based film products and can liners.  Our primary competitors include AEP, Sigma and 3M.  The Engineered Materials business primarily includes the following product groups:

 Corrosion Protection Products.  We believe we are a leading global producer of anti-corrosion products to infrastructure, rehabilitation and new pipeline projects throughout the world.  We believe our products deliver superior performance across all climates and terrains for the purpose of sealing, coupling, and rehabilitation and corrosion protection of pipelines.  Products include heat-shrinkable coatings, single- and multi-layer sleeves, pipeline coating tapes, anode systems for cathodic protection, visco-elastic, and epoxy coatings.  These products are used in oil, gas, and water supply and construction applications.  Our customers primarily include contractors managing discrete construction projects around the world as well as distributors and applicators.  Our corrosion protection products customers include Tyco Electronics, Northwest Pipe, Stopaq, and Midwestern Pipeline Products.

Tape Products.  We believe we are a leading North American manufacturer of cloth and foil tape products.  Other tape products include high-quality, high-performance liners of splicing and laminating tapes, flame-retardant tapes, vinyl-coated and carton sealing tapes, electrical, double-faced cloth, masking, mounting, OEM, and medical and specialty tapes.  These products are sold under the NationalTM, Nashua®, and Polyken® brands in the United States.  Tape products are sold primarily through distributors and directly to end users and are used predominantly in industrial, HVAC, automotive, construction, and retail market applications.  In addition to serving our core tape end markets, we believe we are also a leading producer of tapes in the niche aerospace, construction and medical end markets.  We believe that our success in serving these additional markets is principally due to a combination of technical and manufacturing expertise leveraged in favor of customized applications.  Our tape products customers include Home Depot and RH Elliott.

Retail Bags.  We manufacture and sell a diversified portfolio of PE-based film products to end users in the retail markets.  These products are sold under leading brands such as Ruffies® and Film-Gard®.  Our products include drop cloths and retail trash bags.  These products are sold primarily through wholesale outlets, hardware stores and home centers, paint stores, and mass merchandisers.  Our retail trash bag customers include, Walmart, True Value, and ACE.

FIBC.  We manufacture customized PP-based, woven and sewn containers for the transportation and storage of raw materials such as seeds, titanium dioxide, clay, and resin pellets.  Our FIBC customers include Texene LLC and Pioneer Hi-Bred Intl.

PVC Films.  We believe, based on management estimates, that we are a world leader in PVC films offering a broad array of PVC meat film.  Our products are used primarily to wrap fresh meats, poultry, and produce for supermarket applications.  In addition, we offer a line of boxed products for food service and retail sales.  We service many of the leading supermarket chains, club stores, and wholesalers including Kroger, Publix, Walmart/Sams, Costco, and SuperValu.  We believe we are a leading innovator and specialize in lighter gauge sustainable solutions like our recent Revolution™ product line offering.

Institutional Can Liners.  We sell trash-can liners and food bags for offices, restaurants, schools, hospitals, hotels, municipalities, and manufacturing facilities.  We also sell products under the Big City®, Hospi-Tuff®, Plas-Tuff®, Rhino-X®, and Steel-Flex® brands.  Our institutional customers include Unisource and Gordon Food Service.

Stretch Films.  We produce both hand and machine-wrap stretch films, which are used by end users to wrap products and packages for storage and shipping.  We sell stretch film products to distributors, retail, and industrial end users under the MaxTech® and PalleTech® brands.  Our stretch films customers include XPEDX and Unisource.

Flexible Packaging

Our Flexible Packaging division consists of high barrier, multilayer film products as well as finished flexible packages such as printed bags and pouches.  The largest end uses for our flexible products are consumer-oriented end markets such as food and beverage, medical, and personal care.  Our primary competitors include Printpak, Tredegar, and Bemis.  The Flexible Packaging division includes the following product groups:

 Barrier/Sealant Films.  We manufacture and sell a wide range of highly specialized, made-to-order film products ranging from mono layer to coextruded films having up to nine layers, lamination films sold primarily to flexible packaging converters and used for peelable lid stock, stand-up pouches, pillow pouches, and other flexible packaging formats.  We also manufacture barrier films used for cereal, cookie, cracker, and dry mix packages that are sold directly to food manufacturers like Kraft and Ralcorp.  We also manufacture films for specialized industrial applications ranging from lamination film for carpet padding to films used in solar panel construction.

Personal Care Films.  We believe we are a major supplier of component and packaging films used for personal care hygiene applications predominantly sold in North America and Latin America.  The end use applications include disposable baby diapers, feminine care, adult incontinence, hospital and tissue, and towel products.  Our personal care customers include Kimberly Clark, SCA, Johnson and Johnson, First Quality, and other leading private label manufacturers.  Our “Lifetime of Solutions™” approach promotes an innovation pipeline that seeks to integrate both product and equipment design into leading edge customer and consumer solutions.

Printed Products.  We are a converter of printed bags, pouches, and rollstock.  Our manufacturing base includes integrated extrusion that combines with printing, laminating, bagmaking, Innolok®, and laser-score converting processes.  We believe we are a leading supplier of printed film products for the fresh bakery, tortilla, and frozen vegetable markets with brands such as SteamQuick® Film, Freshview™ bags, and Billboard™ SUPs.  Our customers include Mission Foods and Kellogg’s.

Coated and Laminated Packaging.  We manufacture specialty coated and laminated products for a wide variety of packaging applications.  The key end markets and applications for our products include food, consumer, healthcare, industrial and military pouches, roll wrap, multi-wall bags, and fiber drum packaging.  Our products are sold under the MarvelGuard™ and MarvelSeal™ brands and are predominately sold to converters who transform them into finished goods.  Our coated and laminated packaging customers include Covidien and Morton Salt.

Marketing and Sales

We reach our large and diversified base of over 13,000 customers through our direct field sales force of dedicated professionals and the strategic use of distributors.  Our field sales, production and support staff meet with customers to understand their needs and improve our product offerings and services.  Our scale enables us to dedicate certain sales and marketing efforts to particular products, customers or geographic regions, when applicable, which enables us to develop expertise that we believe is valued by our customers.  In addition, because we serve common customers across segments, we have the ability to efficiently utilize our sales and marketing resources to minimize costs.  Highly skilled customer service representatives are strategically located throughout our facilities to support the national field sales force.  In addition, telemarketing representatives, marketing managers, and sales/marketing executives oversee the marketing and sales efforts.  Manufacturing and engineering personnel work closely with field sales personnel and customer service representatives to satisfy customers’ needs through the production of high-quality, value-added products and on-time deliveries.

We believe that we have differentiated ourselves from competitors by building a reputation for high-quality products, customer service and innovation.  Our sales team monitors customer service in an effort to ensure that we remain the primary supplier for our key accounts.  This strategy requires us to develop and maintain strong relationships with our customers, including end users as well as distributors and converters.  We have a technical sales team with significant knowledge of our products and processes, particularly in specialized products.  This knowledge enables our sales and marketing team to work closely with our research and development organization and our customers to co-develop products and formulations to meet specific performance requirements.  This partnership approach enables us to further expand our relationships with our existing customer base, develop relationships with new customers and increase sales of new products.

Research, Product Development and Design

We believe our technology base and research and development support are among the best in the plastics packaging industry.  Using three-dimensional computer-aided design technologies, our full-time product designers develop innovative product designs and models for the packaging market.  We can simulate the molding environment by running unit-cavity prototype molds in small injection-molding, thermoform, compression and blow molding machines for research and development of new products.  Production molds are then designed and outsourced for production by various companies with which we have extensive experience and established relationships or built by our in-house tooling division located in Evansville, Indiana.  Our engineers oversee the mold-building process from start to finish.  Many of our customers work in partnership with our technical representatives to develop new, more competitive products.  We have enhanced our relationships with these customers by providing the technical service needed to develop products combined with our internal graphic arts support.  We also utilize our in-house graphic design department to develop color and styles for new rigid products.  Our design professionals work directly with our customers to develop new styles and use computer-generated graphics to enable our customers to visualize the finished product.

Additionally, at our major technical centers, including the Berry Research and Design Center in Evansville, Indiana, as well as facilities in Lancaster, Pennsylvania; Homer, Louisiana; and Chippewa Falls, Wisconsin; we prototype new ideas, conduct research and development of new products and processes, and qualify production systems that go directly to our facilities and into production.  We also have technical center, complete product testing and quality laboratories at our Lancaster, Pennsylvania facility.  At our pilot plant in Homer, Louisiana, we are able to experiment with new compositions and processes with a focus on minimizing waste and improving productivity.  With this combination of manufacturing simulation and quality systems support we are able to improve time to market and reduce cost.  We spent $25, $20, and $21 on research and development in fiscal 2012, 2011 and 2010, respectively.

Sources and Availability of Raw Materials

The most important raw material purchased by us is plastic resin. Our plastic resin purchasing strategy is to conduct business with only high-quality, dependable suppliers.  We believe that we have maintained strong relationships with our key suppliers and expect that such relationships will continue into the foreseeable future. The resin market is a global market and, based on our experience, we believe that adequate quantities of plastic resins will be available at market prices, but we can provide no assurances as to such availability or the prices thereof.

We also purchase various other materials, including natural and butyl rubber, tackifying resins, chemicals and adhesives, paper and packaging materials, polyester staple, raw cotton, linerboard and kraft, woven and non-woven cloth, and foil. These materials are generally available from a number of suppliers.

Employees

At the end of fiscal 2012, we employed over 15,000 employees.  Approximately 11% of our employees are covered by collective bargaining agreements.  Four of our 12 agreements, covering approximately 1,200 employees, were scheduled for renegotiation in fiscal 2012, and each of them was renegotiated.  The remaining agreements expire after fiscal 2012.  Our relations with employees remain satisfactory and there have been no significant work stoppages or other labor disputes during the past three years.

Patents, Trademarks and Other Intellectual Property

We rely on a combination of patents, trade secrets, unpatented know-how, trademarks, copyrights and other intellectual property rights, nondisclosure agreements and other protective measures to protect our proprietary rights.  While we consider our intellectual property to be important to our business in the aggregate, we do not believe that any individual item of our intellectual property portfolio is material to our current business.  The remaining duration of our patents ranges from one to 17 years.

We employ various methods, including confidentiality and non-disclosure agreements with third parties, employees and consultants, to protect our trade secrets and know-how.  We have licensed, and may license in the future, patents, trademarks, trade secrets, and similar proprietary rights to and from third parties.

Environmental Matters and Government Regulation

Our past and present operations and our past and present ownership and operations of real property are subject to extensive and changing federal, state, local, and foreign environmental laws and regulations pertaining to the discharge of materials into the environment, handling and disposition of wastes, and cleanup of contaminated soil and ground water, or otherwise relating to the protection of the environment.  We believe that we are in substantial compliance with applicable environmental laws and regulations.  However, we cannot predict with any certainty that we will not in the future incur liability, which could be significant under environmental statutes and regulations with respect to noncompliance with environmental laws, contamination of sites formerly or currently owned or operated by us (including contamination caused by prior owners and operators of such sites) or the off-site disposal of regulated materials, which could be material.

We may from time to time be required to conduct remediation of releases of regulated materials at our owned or operated facilities.  None of our pending remediation projects are expected to result in material costs.  Like any manufacturer, we are also subject to the possibility that we may receive notices of potential liability in connection with materials that were sent to third-party recycling, treatment, and/or disposal facilities under the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (“CERCLA”), and comparable state statutes, which impose liability for investigation and remediation of contamination without regard to fault or the legality of the conduct that contributed to the contamination, and for damages to natural resources.  Liability under CERCLA is retroactive, and, under certain circumstances, liability for the entire cost of a cleanup can be imposed on any responsible party.  No such notices are currently pending which are expected to result in material costs.

The Food and Drug Administration (“FDA”) regulates the material content of direct-contact food and drug packages, including certain packages we manufacture pursuant to the Federal Food, Drug and Cosmetics Act.  Certain of our products are also regulated by the Consumer Product Safety Commission (“CPSC”) pursuant to various federal laws, including the Consumer Product Safety Act and the Poison Prevention Packaging Act.  Both the FDA and the CPSC can require the manufacturer of defective products to repurchase or recall such products and may also impose fines or penalties on the manufacturer.  Similar laws exist in some states, cities and other countries in which we sell our products.  In addition, laws exist in certain states restricting the sale of packaging with certain levels of heavy metals, imposing fines and penalties for noncompliance.  Although we use FDA approved resins and pigments in our products that directly contact food and drug products and believe they are in material compliance with all such applicable FDA regulations, and we believe our products are in material compliance with all applicable requirements, we remain subject to the risk that our products could be found not to be in compliance with such requirements.

The plastics industry, including us, is subject to existing and potential federal, state, local and foreign legislation designed to reduce solid wastes by requiring, among other things, plastics to be degradable in landfills, minimum levels of recycled content, various recycling requirements, disposal fees, and limits on the use of plastic products.  In particular, certain states have enacted legislation requiring products packaged in plastic containers to comply with standards intended to encourage recycling and increased use of recycled materials.  In addition, various consumer and special interest groups have lobbied from time to time for the implementation of these and other similar measures.  We believe that the legislation promulgated to date and such initiatives to date have not had a material adverse effect on us.  There can be no assurance that any such future legislative or regulatory efforts or future initiatives would not have a material adverse effect on us.

Available Information

We make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments, if any, to those reports through our internet website as soon as practicable after they have been electronically filed with or furnished to the SEC.  Our internet address is www.berryplastics.com.  The information contained on our website is not being incorporated herein.

Item 1A.   RISK FACTORS

Our substantial indebtedness could affect our ability to meet our obligations and may otherwise restrict our activities.

We have a significant amount of indebtedness.  As of the end of 2012 fiscal year, we had total indebtedness (including current portion) of $4,471 with cash and cash equivalents totaling $87.  We would have been able to borrow a further $426 under the revolving portion of our senior secured credit facilities, subject to the solvency of our lenders to fund their obligations and our borrowing base calculations.  We are permitted by the terms of our debt instruments to incur substantial additional indebtedness, subject to the restrictions therein.  Our inability to generate sufficient cash flow to satisfy our debt obligations, or to refinance our obligations on commercially reasonable terms, would have a material adverse effect on our business, financial condition and results of operations.

Our substantial indebtedness could have important consequences.  For example, it could:

•	limit our ability to borrow money for our working capital, capital expenditures, debt service requirements or other corporate purposes;
•
require us to dedicate a substantial portion of our cash flow to payments on our indebtedness, which would reduce the amount of cash flow available to fund working capital, capital expenditures, product development and other corporate requirements;

•	increase our vulnerability to general adverse economic and industry conditions; and
•	limit our ability to respond to business opportunities, including growing our business through acquisitions.

In addition, the credit agreements and indentures governing our current indebtedness contain, and any future debt instruments would likely contain, financial and other restrictive covenants, which will impose significant operating and financial restrictions on us, including restrictions on our ability to, among other things:

•	incur or guarantee additional debt;
•	pay dividends and make other restricted payments;
•	create or incur certain liens;
•	make certain investments;
•	engage in sales of assets and subsidiary stock;
•	enter into transactions with affiliates;
•	transfer all or substantially all of our assets or enter into merger or consolidation transactions; and
•	make capital expenditures.

As a result of these covenants, we will be limited in the manner in which we conduct our business, and we may be unable to engage in favorable business activities or finance future operations or capital needs.  Furthermore, a failure to comply with these covenants could result in an event of default, which, if not cured or waived, could have a material adverse effect on our business, financial condition, and results of operations.

Increases in resin prices or a shortage of available resin could harm our financial condition and results of operations.

To produce our products, we use large quantities of plastic resins.  Plastic resins are subject to price fluctuations, including those arising from supply shortages and changes in the prices of natural gas, crude oil and other petrochemical intermediates from which resins are produced.  Over the past several years, we have at times experienced rapidly increasing resin prices.  If rapid increases in resin prices continue, our revenue and profitability may be materially and adversely affected, both in the short term as we attempt to pass through changes in the price of resin to customers under current agreements and in the long term as we negotiate new agreements or if our customers seek product substitution.

We source plastic resin primarily from major industry suppliers.  We have long-standing relationships with certain of these suppliers but have not entered into a firm supply contract with any of them.  We may not be able to arrange for other sources of resin in the event of an industry-wide general shortage of resins used by us, or a shortage or discontinuation of certain types of grades of resin purchased from one or more of our suppliers.  In addition, the largest supplier of the Company’s total resin material requirements represented approximately 20% of purchases during fiscal 2012.  Any such shortage may materially negatively impact our competitive position versus companies that are able to better or more cheaply source resin.

We may not be able to compete successfully and our customers may not continue to purchase our products.

We face intense competition in the sale of our products and compete with multiple companies in each of our product lines.  We compete on the basis of a number of considerations, including price, service, quality, product characteristics and the ability to supply products to customers in a timely manner.  Our products also compete with metal, glass, paper and other packaging materials as well as plastic packaging materials made through different manufacturing processes.  Some of these competitive products are not subject to the impact of changes in resin prices which may have a significant and negative impact on our competitive position versus substitute products.  Our competitors may have financial and other resources that are substantially greater than ours and may be better able than us to withstand higher costs.  In addition, our success may depend on our ability to adapt to technological changes, and if we fail to enhance existing products and develop and introduce new products and new production technologies in a timely fashion in response to changing market conditions and customer demands, our competitive position could be materially and adversely affected.  Furthermore, some of our customers do and could in the future choose to manufacture the products they require for themselves.  Each of our product lines faces a different competitive landscape.  Competition could result in our products losing market share or our having to reduce our prices, either of which would have a material adverse effect on our business and results of operations and financial condition.  In addition, since we do not have long-term arrangements with many of our customers, these competitive factors could cause our customers to shift suppliers and/or packaging material quickly.

We may pursue and execute acquisitions, which could adversely affect our business.

As part of our growth strategy, we plan to consider the acquisition of other companies, assets and product lines that either complement or expand our existing business and create economic value.  We cannot assure you that we will be able to consummate any such transactions or that any future acquisitions will be consummated at acceptable prices and terms.

We continually evaluate potential acquisition opportunities in the ordinary course of business, including those that could be material in size and scope.  Acquisitions involve a number of special risks, including:

•	the diversion of management’s attention and resources to the assimilation of the acquired companies and their employees and to the management of expanding operations;
•	the incorporation of acquired products into our product line;
•	problems associated with maintaining relationships with employees and customers of acquired businesses;
•	the increasing demands on our operational systems;
•	ability to integrate and implement effective disclosure controls and procedures and internal controls for financial reporting within the allowable time frame as permitted by Sarbanes-Oxley Act;
•	possible adverse effects on our reported operating results, particularly during the first several reporting periods after such acquisitions are completed; and
•	the loss of key employees and the difficulty of presenting a unified corporate image.

We may become responsible for unexpected liabilities that we failed or were unable to discover in the course of performing due diligence in connection with historical acquisitions and any future acquisitions.  We have typically required selling stockholders to indemnify us against certain undisclosed liabilities.  However, we cannot assure you that indemnification rights we have obtained, or will in the future obtain, will be enforceable, collectible or sufficient in amount, scope or duration to fully offset the possible liabilities associated with the business or property acquired.  Any of these liabilities, individually or in the aggregate, could have a material adverse effect on our business, financial condition and results of operations.

In addition, we may not be able to successfully integrate future acquisitions without substantial costs, delays or other problems.  The costs of such integration could have a material adverse effect on our operating results and financial condition.  Although we conduct what we believe to be a prudent level of investigation regarding the businesses we purchase, in light of the circumstances of each transaction, an unavoidable level of risk remains regarding the actual condition of these businesses.  Until we actually assume operating control of such businesses and their assets and operations, we may not be able to ascertain the actual value or understand the potential liabilities of the acquired entities and their operations.  Furthermore, we may not realize all of the cost savings and synergies we expect to achieve from our current strategic initiatives due to a variety of risks, including, but not limited to, difficulties in integrating shared services with our business, higher than expected employee severance or retention costs, higher than expected overhead expenses, delays in the anticipated timing of activities related to our cost-saving plans and other unexpected costs associated with operating our business.  If we are unable to achieve the cost savings or synergies that we expect to achieve from our strategic initiatives, it could adversely affect our business, financial condition and results of operations.

We may not be successful in protecting our intellectual property rights, including our unpatented proprietary know-how and trade secrets, or in avoiding claims that we infringed on the intellectual property rights of others.

In addition to relying on patent and trademark rights, we rely on unpatented proprietary know-how and trade secrets, and employ various methods, including confidentiality agreements with employees and consultants, customers and suppliers to protect our know-how and trade secrets.  However, these methods and our patents and trademarks may not afford complete protection and there can be no assurance that others will not independently develop the know-how and trade secrets or develop better production methods than us.  Further, we may not be able to deter current and former employees, contractors and other parties from breaching confidentiality agreements and misappropriating proprietary information and it is possible that third parties may copy or otherwise obtain and use our information and proprietary technology without authorization or otherwise infringe on our intellectual property rights.  Additionally, we have licensed, and may license in the future, patents, trademarks, trade secrets, and similar proprietary rights to third parties.  While we attempt to ensure that our intellectual property and similar proprietary rights are protected when entering into business relationships, third parties may take actions that could materially and adversely affect our rights or the value of our intellectual property, similar proprietary rights or reputation.  In the future, we may also rely on litigation to enforce our intellectual property rights and contractual rights, and, if not successful, we may not be able to protect the value of our intellectual property.  Any litigation could be protracted and costly and could have a material adverse effect on our business and results of operations regardless of its outcome.

Our success depends in part on our ability to obtain, or license from third parties, patents, trademarks, trade secrets and similar proprietary rights without infringing on the proprietary rights of third parties.  Although we believe our intellectual property rights are sufficient to allow us to conduct our business without incurring liability to third parties, our products may infringe on the intellectual property rights of such persons.  Furthermore, no assurance can be given that we will not be subject to claims asserting the infringement of the intellectual property rights of third parties seeking damages, the payment of royalties or licensing fees and/or injunctions against the sale of our products.  Any such litigation could be protracted and costly and could have a material adverse effect on our business, financial condition and results of operations.

Current and future environmental and other governmental requirements could adversely affect our financial condition and our ability to conduct our business.

Our operations are subject to federal, state, local, and foreign environmental laws and regulations that impose limitations on the discharge of pollutants into the air and water, establish standards for the treatment, storage and disposal of solid and hazardous wastes and require cleanup of contaminated sites.  While we have not been required historically to make significant capital expenditures in order to comply with applicable environmental laws and regulations, we cannot predict with any certainty our future capital expenditure requirements because of continually changing compliance standards and environmental technology.  Furthermore, violations or contaminated sites that we do not know about (including contamination caused by prior owners and operators of such sites or newly discovered information) could result in additional compliance or remediation costs or other liabilities, which could be material.  We have limited insurance coverage for potential environmental liabilities associated with historic and current operations and we do not anticipate increasing such coverage in the future.  We may also assume significant environmental liabilities in acquisitions.  In addition, federal, state, local, and foreign governments could enact laws or regulations concerning environmental matters that increase the cost of producing, or otherwise adversely affect the demand for, plastic products.  Legislation that would prohibit, tax or restrict the sale or use of certain types of plastic and other containers, and would require diversion of solid wastes such as packaging materials from disposal in landfills, has been or may be introduced in the U.S. Congress, state legislatures, and other legislative bodies.  While container legislation has been adopted in a few jurisdictions, similar legislation has been defeated in public referenda in several states, local elections and many state and local legislative sessions.  Although we believe that the laws promulgated to date have not had a material adverse effect on us, there can be no assurance that future legislation or regulation would not have a material adverse effect on us.  Furthermore, a decline in consumer preference for plastic products due to environmental considerations could have a negative effect on our business.

The Food and Drug Administration, which we refer to as the FDA, regulates the material content of direct-contact food and drug packages we manufacture pursuant to the Federal Food, Drug and Cosmetic Act.  Furthermore, some of our products are regulated by the Consumer Product Safety Commission, which we refer to as the CPSC, pursuant to various federal laws, including the Consumer Product Safety Act and the Poison Prevention Packaging Act.  Both the FDA and the CPSC can require the manufacturer of defective products to repurchase or recall these products and may also impose fines or penalties on the manufacturer.  Similar laws exist in some states, cities and other countries in which we sell products.  In addition, laws exist in certain states restricting the sale of packaging with certain levels of heavy metals and imposing fines and penalties for noncompliance.  Although we use FDA-approved resins and pigments in our products that directly contact food and drug products and we believe our products are in material compliance with all applicable requirements, we remain subject to the risk that our products could be found not to be in compliance with these and other requirements.  A recall of any of our products or any fines and penalties imposed in connection with noncompliance could have a materially adverse effect on us.  See “Business—Environmental Matters and Government Regulation.”

In the event of a catastrophic loss of one of our key manufacturing facilities, our business would be adversely affected.

While we manufacture our products in a large number of diversified facilities and maintain insurance covering our facilities, including business interruption insurance, a catastrophic loss of the use of all or a portion of one of our key manufacturing facilities due to accident, labor issues, weather conditions, natural disaster or otherwise, whether short or long-term, could have a material adverse effect on us.

Goodwill and other intangibles represent a significant amount of our net worth, and a future write-off could result in lower reported net income and a reduction of our net worth.

As of the of our 2012 fiscal year, the net value of our goodwill and other intangibles was $2,636.  We are no longer required or permitted to amortize goodwill reflected on our balance sheet.  We are, however, required to evaluate goodwill reflected on our balance sheet when circumstances indicate a potential impairment, or at least annually, under the impairment testing guidelines outlined in the standard.  Future changes in the cost of capital, expected cash flows, or other factors may cause our goodwill to be impaired, resulting in a non-cash charge against results of operations to write off goodwill for the amount of impairment.  If a future write-off is required, the charge could have a material adverse effect on our reported results of operations and net worth in the period of any such write-off.

Disruptions in the overall economy and the financial markets may adversely impact our business.

Our industry is affected by current economic factors, including the deterioration of national, regional, and local economic conditions, declines in employment levels, and shifts in consumer spending patterns.  Disruptions in the overall economy and volatility in the financial markets could reduce consumer confidence in the economy, negatively affecting consumer spending, which could be harmful to our financial position and results of operations.  As a result, decreased cash flow generated from our business may adversely affect our financial position and our ability to fund our operations.  In addition, macroeconomic disruptions, as well as the restructuring of various commercial and investment banking organizations, could adversely affect our ability to access the credit markets. The disruption in the credit markets may also adversely affect the availability of financing for our operations. There can be no assurance that government responses to the disruptions in the financial markets will restore consumer confidence, stabilize the markets, or increase liquidity and the availability of credit.

We had net losses in recent years and we may not be profitable in the future.

We generated net income in only two of our last five fiscal years, and during the remaining three fiscal years, we incurred net losses of over $100 per year. We may not generate net income from operations in the future, and continuing net losses may limit our ability to execute our strategy. Factors contributing to our financial performance include non-cash impairment charges, depreciation/amortization on our long lived tangible and intangible assets, interest expense on our debt obligations as well as other factors more fully disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We are a holding company and rely on dividends and other payments, advances and transfers of funds from our subsidiaries to meet our obligations and pay dividends.

Berry Plastics Group, Inc. has no direct operations and no significant assets other than ownership of 100% of the stock of Berry Plastics Corporation. Because Berry Plastics Group, Inc. conducts its operations through its subsidiaries, it depends on those entities for dividends and other payments to generate the funds necessary to meet its financial obligations, and to pay any dividends with respect to our common stock. Legal and contractual restrictions in the agreements governing current and future indebtedness of Berry Plastics Group, Inc.’s subsidiaries, as well as the financial condition and operating requirements of Berry Plastics Group, Inc.’s subsidiaries, may limit Berry Plastics Group, Inc.’s ability to obtain cash from its subsidiaries. The earnings from, or other available assets of, Berry Plastics Group, Inc.’s subsidiaries may not be sufficient to pay dividends or make distributions or loans to enable Berry Plastics Group, Inc. to pay dividends going forward.

Apollo controls us, and its interests may conflict with or differ from your interests.

Funds affiliated with our equity sponsor, Apollo Global Management, LLC (“Apollo”) indirectly beneficially own approximately 54% of our common stock. As a result, Apollo has the power to elect all of our directors. Further, under the amended and restated stockholders agreement that we entered into in connection with our initial public offering, so long as Apollo and its affiliates continue to indirectly own a significant amount of our equity, even if such amount is less than 50%, they will continue to be able to strongly influence or control our business decisions, including through the designation of up to that number of director nominees that would constitute a majority of our Board of Directors under certain circumstances and the requirement that certain matters, including mergers and acquisitions, issuance of equity and incurrence of debt, be approved by a majority of the directors nominated by Apollo voting on the matter so long as Apollo beneficially owns at least 25% of our outstanding common stock. Therefore, Apollo effectively has the ability to prevent any transaction that requires the approval of our Board of Directors or our stockholders, including the approval of significant corporate transactions such as mergers and the sale of substantially all of our assets. Thus, Apollo will continue to be able to significantly influence or effectively control our decisions which could conflict with the interests of other users of this Form 10-K.

We have determined that we are a “controlled company” within the meaning of the NYSE rules and, as a result, qualify for, and rely on, exemptions from certain corporate governance requirements.

Funds affiliated with Apollo control a majority of our voting common stock. As a result, we qualify as a “controlled company” within the meaning of the NYSE corporate governance standards. Under the NYSE rules, a company of which more than 50% of the voting power for the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain NYSE corporate governance requirements, including:

• the requirement that a majority of the Board of Directors consists of independent directors;
• the requirement that we have a nominating/corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities;

• the requirement that we have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and
• the requirement for an annual performance evaluation of the nominating/corporate governance and compensation committees.
We currently utilize these exemptions. As a result, we do not have a majority of independent directors nor do our nominating/corporate governance and compensation committees consist entirely of independent directors, and we are not be required to have an annual performance evaluation of the nominating/corporate governance and compensation committees. Accordingly, our stockholders may not have the same protections afforded to stockholders of companies that are subject to such corporate governance requirements.

The additional requirements of having a class of publicly traded equity securities may strain our resources and distract management.

Upon completion of our initial public offering in October 2012, we will be subject to additional reporting requirements of the Securities Exchange Act of 1934, or the Exchange Act and the Sarbanes-Oxley Act of 2002, which we refer to as the “Sarbanes-Oxley Act.”  The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal control for financial reporting.  Under Section 404 of the Sarbanes-Oxley Act, our independent public accountants auditing our financial statements must attest to the effectiveness of our internal control over financial reporting.  In order to continue to maintain the effectiveness of our disclosure controls and procedures and internal control over financial reporting following the consummation of this offering, significant resources and management oversight will be required.  Furthermore, if we are unable to conclude that our disclosure controls and procedures and internal control over financial reporting are effective, or if our independent public accounting firm is unable to provide us with an unqualified report as to management’s assessment of the effectiveness of our internal control over financial reporting in future years, investors may lose confidence in our financial reports and our stock price may decline.

In addition, the Dodd-Frank Wall Street Reform and Consumer Protection Act, which we refer to as “Dodd-Frank” and which amended the Sarbanes-Oxley Act and other federal laws, has created uncertainty for public companies, and we cannot predict with any certainty the requirements of the regulations that will ultimately be adopted under Dodd-Frank or how such regulations will affect the cost of compliance for a company with publicly traded common stock.  There is likely to be continuing uncertainty regarding compliance matters because the application of these laws and regulations, which are subject to varying interpretations, may evolve over time as new guidance is provided by regulatory and governing bodies.  We intend to invest resources to comply with these evolving laws and regulations, which may result in increased general and administrative expenses and divert management’s time and attention from other business concerns.  Furthermore, if our compliance efforts differ from the activities that regulatory and governing bodies expect or intend due to ambiguities related to interpretation or practice, we may face legal proceedings initiated by such regulatory or governing bodies and our business may be harmed.  In addition, new rules and regulations may make it more difficult for us to attract and retain qualified directors and officers and may make it more expensive for us to obtain director and officer liability insurance.

We are required to pay our existing owners for certain tax benefits, which amounts are expected to be material.

We have entered into an income tax receivable agreement with our pre-initial public offering stockholders, option holders and holders of our stock appreciation rights that provides for the payment by us to such stockholders of 85% of the amount of cash savings, if any, in U.S. federal, foreign, state and local income tax that we and our subsidiaries actually realize as a result of the utilization of our net operating losses attributable to periods prior to our initial public offering.

These payment obligations are our obligations and not obligations of any of our subsidiaries. The actual utilization of net operating losses as well as the timing of any payments under the income tax receivable agreement will vary depending upon a number of factors, including the amount, character and timing of our and our subsidiaries’ taxable income in the future.

We expect that the payments we make under this income tax receivable agreement will be material. Assuming no material changes in the relevant tax law, and that we and our subsidiaries earn sufficient income to realize the full tax benefits subject to the income tax receivable agreement, we expect that future payments under the income tax receivable agreement will aggregate to between $300 and $350.

Upon completion of our initial public offering in October 2012, we will record a liability in excess of $300, which represents the full obligation for our recognized deferred tax assets, with an offset to Additional Paid in Capital. We expect to record a stock compensation charge in connection with our initial public offering related to the income tax receivable agreement for the payments to option holders and holders of our stock appreciation rights.  Any future changes in the realizability of our net operating loss carry forwards that were generated prior to our initial public offering will impact the amount of the liability that will be paid to our pre-initial public offering shareholders, option holders or holders of our stock appreciation rights. Changes in the realizability of these tax assets are recorded in income tax expense (benefit) and any changes in the obligation under the income tax receivable agreement is recorded in other income (expense). Based on our current taxable income estimates, we expect to repay the majority of this obligation by the end of our 2016 fiscal year.

In addition, the income tax receivable agreement provides that upon certain mergers, stock and asset sales, other forms of business combinations or other changes of control, the income tax receivable agreement will terminate and we will be required to make a payment equal to the present value of future payments under the income tax receivable agreement, which payment would be based on certain assumptions, including those relating to our and our subsidiaries’ future taxable income. In these situations, our obligations under the income tax receivable agreement could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes of control.

For tax reasons, special timing rules will apply to payments associated with stock options and stock appreciation rights. Such payments will generally be deemed invested in a notional account rather than made on the scheduled payment dates, and the account will be distributed on the fifth anniversary of the initial public offering.

Our counterparties under this agreement will not reimburse us for any payments previously made under the income tax receivable agreement if such benefits are subsequently disallowed (although future payments would be adjusted to the extent possible to reflect the result of such disallowance). As a result, in certain circumstances, payments could be made under the income tax receivable agreement in excess of our cash tax savings.

Our operating subsidiary Berry Plastics Corporation identified a prior deficiency in its disclosure controls and procedures.

Under applicable SEC regulations, management of a reporting company, with the participation of the principal executive officer and principal financial officer, must periodically evaluate the Company’s “disclosure controls and procedures,” which are defined generally as controls and other procedures of a reporting company designed to ensure that information required to be disclosed by the reporting company in its periodic reports filed with the SEC is recorded, processed, summarized, and reported on a timely basis.  In conjunction with a review of the SEC of our wholly owned subsidiary Berry Plastics Corporation’s fiscal 2011 annual report, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of Berry Plastics Corporation’s disclosure controls and procedures were not effective to ensure that information required to be disclosed was reported at the acceptable level of detail for the period covered by the fiscal 2011 annual report.  We identified deficient disclosure in the section “Critical Accounting Policy and Estimates:  Goodwill and Other Indefinite Lived Intangible Assets.”  In that disclosure, we did not provide readers with sufficient information explaining the factors that led to the recognition of the goodwill impairment charge, along with the future implications to our business.  We also identified deficient disclosure in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  In that disclosure, we did not provide readers with sufficient informative narrative explanations of our financial statements.  In addition, we identified deficient disclosure in our condensed consolidating financial statements, in which we did not provide appropriate disclosure and presentation of certain intercompany activity.  To remediate these deficiencies, in addition to our historical disclosure controls and procedures, we have begun a more comprehensive review and approval procedure of disclosures related to our “Critical Accounting Policies and Estimates” and “Management’s Discussion and Analysis” to ensure the level of information we disclose provides readers with a sufficient level of detail to understand these policies and estimates.  We believe that these actions remediated the weakness in our disclosure controls and procedures; however, we cannot assure you that additional deficiencies in our disclosure controls and procedures will not occur in the future.

Item 1B.   UNRESOLVED STAFF COMMENTS

None

Item 2.  PROPERTIES

We lease or own our principal offices and manufacturing facilities.  We believe that our property and equipment is well-maintained, in good operating condition and adequate for our present needs.  As of the end of fiscal 2012, the locations of our principal manufacturing facilities, by country, are as follows:  United States—68 locations (38 Rigid Packaging, 19 Engineered Materials, 11 Flexible Packaging); Canada—4 locations (1 Rigid Packaging, 2 Engineered Materials, 1 Flexible Packaging); Mexico—3 locations (2 Engineered Materials, 1 Flexible Packaging); India, The Netherlands and Belgium (Engineered Materials); Germany and Australia (Engineered Materials); and Brazil and Malaysia (Rigid Packaging).  The Evansville, Indiana facility serves as our world headquarters.

We lease our facilities in the following locations:  Evansville, Indiana; Louisville, Kentucky; Lawrence, Kansas; Peosta, Iowa; Phoenix, Arizona; Quad Cities, Iowa; Phillipsburg, New Jersey; Bloomington, Indiana; Chicago, Illinois; Bowling Green, Kentucky; Syracuse, New York; Jackson, Tennessee; Anaheim, California; Aurora, Illinois; Cranbury, New Jersey; Charlotte, North Carolina; Easthampton, Massachusetts; Lathrop, California; Hanover, Maryland; Tacoma, Washington; Baltimore, Maryland; Chippewa Falls, Wisconsin; Atlanta, Georgia; Mexico City, Mexico; and Dunkirk, New York.

Item 3.  LEGAL PROCEEDINGS

We are party to various legal proceedings involving routine claims which are incidental to our business. Although our legal and financial liability with respect to such proceedings cannot be estimated with certainty, we believe that any ultimate liability would not be material to the business, financial condition, results of operations or cash flows.

Item 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER

As of the end of fiscal 2012, there was no established public trading market for any class of common stock of Berry.  In October 2012 the Company completed an initial public offering, selling 29,411,764 shares of common stock and listing our shares on the New York Stock Exchange under the symbol "BERY".

As of December 17, 2012 there were approximately 375 record holders of the common stock but, we estimate the number of beneficial stockholders to be much higher as a number of our shares are held by brokers or dealers for their customers in street name.

During fiscal 2012 we did not declare or pay any cash dividends on our common stock. Any future determination as to the declaration and payment of dividends, if any, will be at the discretion of our board of directors and will depend on then existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects, and other factors our board of directors may deem relevant.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Recent Sales of Unregistered Securities.

Set forth below in chronological order is certain information regarding securities issued by the Company during the period covered by this report in transactions that were not registered under the Securities Act of 1933, as amended (the “Securities Act”), including the consideration, if any, received by the Company for such issuances. None of these transactions involved any underwriters or any public offerings. Each of these transactions was exempt from registration under the Securities Act pursuant to Section 4(2) of the Securities Act or Regulation D or Rule 701 promulgated thereunder, as transactions by an issuer not involving a public offering. With respect to each transaction listed below, no general solicitation was made by either the Registrant or any person acting on its behalf; the recipient of our securities agreed that the securities would be subject to the standard restrictions applicable to a private placement of securities under applicable state and federal securities laws; and appropriate legends were affixed to the certificates issued in such transactions. The numbers included below reflect the 12.25-for-1 stock split that was effective upon the consummation of the Company’s initial public offering.

•	On November 28, 2011, the Company issued 44,026 shares of its common stock to a certain key employee at a purchase price of $7.22 per share.
•
On January 1, 2012, the Company granted stock options to certain key employees pursuant to its 2006 Equity Incentive Plan to purchase 149,131 shares of its common stock at an exercise price of $8.16 per share.

•	On March 1, 2012, the Company issued 49,000 shares of its common stock to a certain key employee at a purchase price of $8.16 per share.
•
On May 1, 2012, the Company issued 24,500 shares of its common stock to a certain key employee at a purchase price of $8.16 per share and 21,572 shares of its common stock to a certain key employee at a purchase price of $6.18 per share.

•
On May 15, 2012, the Company issued 1,911 shares of its common stock to a certain key employee at a purchase price of $8.16 per share, 18,166 shares of its common stock to a certain key employee at a purchase price of $8.48 per share, and 4,361 shares of its common stock to a certain key employee at a purchase price of $9.21 per share.

•
On May 17, 2012, the Company issued 612 shares of its common stock to a certain key employee at a purchase price of $4.37 per share and 1,457 shares of its common stock to a certain key employee at a purchase price of $9.21 per share.

•
On June 1, 2012, the Company granted stock options to certain key employees pursuant to its 2006 Equity Incentive Plan to purchase 176,130 shares of its common stock at an exercise price of $10.24 per share.

•	On July 9, 2012, the Company issued 21,572 shares of its common stock to a certain key employee at a purchase price of $6.18 per share.
•	On August 8, 2012, the Company issued 10,265 shares of its common stock to a certain key employee at a purchase price of $6.18 per share.
•
On August 15, 2012, the Company issued 1,898 shares of its common stock to a certain key employee at a purchase price of $4.37 per share, 1,960 shares of its common stock to a certain key employee at a purchase price of $8.16 per share,

•
4,361 shares of its common stock to a certain key employee at a purchase price of $9.21 per share, and 4,532 shares of its common stock to a certain key employee at a purchase price of $9.21 per share.

•	On August 22, 2012, the Company issued 12,462 shares of its common stock to a certain key employee at a purchase price of $8.16 per share.
•
On August 25, 2012, the Company issued 1,335 shares of its common stock to a certain key employee at a purchase price of $8.48 per share and 1,335 shares of its common stock to a certain key employee at a purchase price of $8.48 per share.

•	On August 31, 2012, the Company issued 11,760 shares of its common stock to a certain key employee at a purchase price of $8.16 per share.
•
On September 13, 2012, the Company issued 1,911 shares of its common stock to a certain key employee at a purchase price of $8.16 per share and 4,189 shares of its common stock to a certain key employee at a purchase price of $9.21 per share.

Use of Proceeds

On October 3, 2012, our registration statement on form S-1 (File No. 333-180294) was declared effective for our initial public offering pursuant to which we sold 29,411,764 shares of common stock, par value $0.01 per share, at a public offering price of $16.00 per share for an aggregate offering price of $471. Merrill Lynch, Pierce, Fenner & Smith Incorporated and Citigroup Global Markets Inc. acted as joint bookrunning managers and representatives of the underwriters for the offering, BofA Merrill Lynch, Citigroup, Barclays, Deutsche Bank Securities, Credit Suisse, Goldman, Sachs & Co. and Baird acted as joint book-running managers for the offering. Lazard Capital Markets, Wells Fargo Securities, SunTrust Robinson Humphrey, Lebenthal & Co., LLC and Apollo Global Securities acted as co-managers for the offering.

Upon completion of our initial public offering, we received net proceeds of $444, after deducting underwriting discounts and commissions.  The expenses incurred in connection with the initial public offering totaled approximately $32.

For equity compensation plan information refer to Item 12 in Part III of this Form 10-K.

Item 6.  SELECTED FINANCIAL DATA

	Fiscal 2012	Fiscal 2011	Fiscal 2010	Fiscal 2009	Fiscal 2008
Statement of Operations Data:
Net sales	$4,766	$4,561	$4,257	$3,187	$3,513
Cost of goods sold	3,949	3,878	3,667	2,641	3,019
Selling, general and administrative	308	275	272	229	247
Amortization of intangibles	109	106	107	96	93
Restructuring and impairment charges (a)	31	221	41	11	10
Other operating expenses	44	39	46	24	33
Operating income	325	42	124	186	111
Other expense (income) (b)	(7)	61	(27)	(373)	—
Net interest expense	328	327	313	304	321
Net income (loss) from continuing operations before income taxes	4	(346)	(162)	255	(210)
Income tax benefit	2	(47)	(49)	99	(72)
Discontinued operations, net of tax	—	—	—	4	—
Net income (loss)	$2	$(299)	$(113)	$152	$(138)
Comprehensive income (loss)	$3	$(324)	$(112)	$128	$(154)
Net income (loss) available to Common Stockholders:
Basic	$0.02	$(3.55)	$(1.34)	$1.80	$(1.63)
Diluted	0.02	(3.55)	(1.34)	1.79	(1.63)
Balance Sheet Data (at period end):
Cash and cash equivalents	$87	$42	$148	$10	$190
Property, plant and equipment	1,216	1,250	1,146	875	863
Total assets	5,106	5,217	5,344	4,216	4,766
Long-term debt obligations, less current portion	4,431	4,581	4,397	3,422	4,124
Total liabilities	5,558	5,668	5,474	4,236	4,923
Redeemable shares	23	16	11	—	—
Stockholders’ equity (deficit)	(475)	(467)	(141)	(20)	(157)
Cash Flow and other Financial Data:
Net cash from operating activities	$479	$327	$112	$413	$10
Net cash from investing activities	(255)	(523)	(852)	(195)	(656)
Net cash from financing activities	(179)	90	878	(398)	821

(a)	Includes a goodwill impairment charge of $165 in fiscal 2011
(b)	Includes a loss on extinguishment of debt of $68 in fiscal 2011 and $368 on gain related to the repurchase of debt in fiscal 2009

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with the consolidated financial statements of Berry Plastics Group, Inc. and its subsidiaries and the accompanying notes thereto, which information is included elsewhere herein.  This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section.  Our actual results may differ materially from those contained in any forward-looking statements.

Overview

Berry Plastics Group, Inc. (“Berry” or the “Company”) is a leading provider of value-added plastic consumer packaging and engineered materials with a track record of delivering high-quality customized solutions to our customers.  Our products utilize our proprietary research and development platform, which includes a continually evolving library of Berry-owned molds, patents, manufacturing techniques and technologies.  We sell our solutions predominantly into consumer-oriented end-markets, such as food and beverage, healthcare and personal care.  We believe our customers look to us for solutions that have high consumer impact in terms of form, function and branding.  Representative examples of our products include thermoform drink cups, thin-wall containers, blow-molded bottles, specialty closures, prescription vials, specialty plastic films, tape products and corrosion protection solutions.

We believe that we have created one of the largest product libraries in our industry, allowing us to be a comprehensive solution provider to our customers.  We have more than 13,000 customers, which consist of a diverse mix of leading national, mid-sized regional and local specialty businesses.  The size and scope of our customer network allow us to introduce new products we develop or acquire to a vast audience that is familiar with, and we believe partial to, our brand.  In fiscal 2012, no single customer represented more than 3% of net sales and our top ten customers represented less than 17% of net sales.  We believe our manufacturing processes and our ability to leverage our scale to reduce expenses on items, such as raw materials, position us as a low-cost manufacturer relative to our competitors.  For example, we believe based on management estimates that we are one of the largest global purchasers of plastic resins, at more than 2.5 billion pounds per year, which gives us scaled purchasing savings.

 Executive Summary

Business.  We operate in the following four segments: Rigid Open Top, Rigid Closed Top (together our Rigid Packaging business), Engineered Materials, and Flexible Packaging.  The Rigid Packaging business sells primarily containers, foodservice items, housewares, closures, overcaps, bottles, prescription containers, and tubes.  Our Engineered Materials segment sells specialty tapes, adhesives, pipeline corrosive protection solutions, polyethylene based film products, and waste bags.  The Flexible Packaging segment sells primarily high barrier, multilayer film products as well as printed bags and pouches.

Raw Material Trends.  Our primary raw material is plastic resin.  Polypropylene and polyethylene account for approximately 90% of our plastic resin purchases based on the pounds purchased.  Plastic resins are subject to price fluctuations, including those arising from supply shortages and changes in the prices of natural gas, crude oil and other petrochemical intermediates from which resins are produced.  The average industry prices, as published in Chem Data, per pound were as follows by fiscal year:

	Polyethylene Butene Film			Polypropylene
	2012	2011	2010	2012	2011	2010
1st quarter	$.68	$.68	$.71	$.79	$.78	$.70
2nd quarter	.76	.72	.67	.88	.95	.82
3rd quarter	.72	.79	.68	.85	1.08	.84
4th quarter	.68	.73	.62	.71	.98	.77
We expect, if demand remains consistent with recent quarters, plastic resin prices to trend flat to slightly down in the first fiscal quarter of 2013.  Due to differences in the timing of passing through resin cost changes to our customers on escalator/de-escalator programs, segments are negatively impacted in the short term when plastic resin costs increase and are positively impacted when plastic resin costs decrease.  Recently, the Company has made progress towards shortening these timing lags, but we still have a number of customers whose prices adjust quarterly or less frequent based on various index prices.  This timing lag in passing through raw material cost changes could affect our results as plastic resin costs fluctuate.

Outlook.  The Company is impacted by general economic and industrial growth, plastic resin availability and affordability, and general industrial production.  Our business has both geographic and end market diversity, which reduces the effect of any one of these factors on our overall performance.  Our results are affected by our ability pass through raw material cost changes to our customers, improve manufacturing productivity and adapt to volume changes of our customers. We seek to improve our overall profitability by implementing cost reduction programs for our manufacturing, selling and general and administrative expenses. Looking forward to the first fiscal quarter of 2013, we believe overall economic activity will continue to remain sluggish, but modestly positive, as it has been for the past three quarters. Despite headwinds we will be facing and assuming volumes remain consistent, we anticipate profitability, as defined as adjusted EBITDA less pro forma adjustments, will improve versus the first fiscal quarter of 2012.

Recent Developments

In October 2012, we completed our initial public offering selling 29,411,764 shares of common stock at $16.00 per share.   We used proceeds of our initial public offering, net of underwriting fees, of $444 and cash on hand to repurchase all $455 of 11% Senior Subordinated Notes due September 15, 2016.  In connection with the initial public offering, we entered into an income tax receivable agreement that provides for the payment by us to our pre-initial public offering stockholders, option holders and holders of our stock appreciation rights of 85% of the amount of cash savings, if any, in U.S. federal, foreign, state and local income tax that we actually realize (or are deemed to realize in the case of a change of control) as a result of the utilization of our and our subsidiaries’ net operating losses attributable to periods prior to the initial public offering.  We expect to pay between $300 and $350 in cash related to this agreement, based on our current taxable income estimates.

Acquisitions, Disposition and Facility Rationalizations

We have a long history of acquiring and integrating companies, having completed eleven transactions in the last six years.  We maintain an opportunistic acquisition strategy, which is focused on improving our long-term financial performance, enhancing our market positions and expanding our product lines or, in some cases, providing us with a new or complementary product line.  In our acquisitions, we seek to obtain businesses for attractive post-synergy multiples, creating value for our stockholders from synergy realization, leveraging the acquired products across our customer base, creating new platforms for future growth, and assuming best practices from the businesses we acquire.

The Company has included the expected benefits of acquisition integrations within our unrealized synergies, which are in turn recognized in earnings after an acquisition has been fully integrated.  While the expected benefits on earnings is estimated at the commencement of each transaction, once the execution of the plan and integration occur, we are generally unable to accurately estimate or track what the ultimate effects have been due to system integrations and movements of activities to multiple facilities.  As historical business combinations have not allowed us to accurately separate realized synergies compared to what was initially identified, we measure the synergy realization based on the overall segment profitability post integration.  In connection with our acquisitions, we have in the past and may in the future incur charges related to reductions and rationalizations.

We also include the expected impact of our restructuring plans within our unrealized synergies which are in turn recognized in earnings after the restructuring plans are completed.  While the expected benefits on earnings is estimated at the commencement of each plan, due to the nature of the matters we are generally unable to accurately estimate or track what the ultimate effects have been due to movements of activities to multiple facilities.

Rexam Specialty and Beverage Closures

In September 2011, the Company acquired 100% of the capital stock of Rexam SBC.  The aggregate purchase price was $351 ($340, net of cash acquired).  Rexam SBC’s primary products include plastic closures, fitments and dispensing closure systems, and jars.  The business is operated in our Rigid Packaging business.  To finance the purchase, the Company used cash on hand and existing credit facilities.  The Rexam SBC acquisition has been accounted for under the purchase method of accounting, and accordingly, the purchase price has been allocated to the identifiable assets and liabilities based on estimated fair values at the acquisition date.

Stopaq®

In June 2012, the Company acquired 100% of the shares of Frans Nooren Beheer B.V. and its operating companies (“Stopaq”) for a purchase price of $65 ($62, net of cash acquired).  Stopaq is the inventor and manufacturer of patented visco-elastic technologies for use in corrosion prevention, sealing and insulation applications ranging from pipelines to subsea piles to rail and cable joints.  The newly added business is operated in our Engineered Materials reporting segment.  To finance the purchase, the Company used cash on hand and existing credit facilities.  The Stopaq acquisition has been accounted for under the purchase method of accounting, and accordingly, the preliminary purchase price has been allocated to the identifiable assets and liabilities based on estimated fair values at the acquisition date.

Plant Rationalizations

During fiscal 2012, the Company announced the intention to shut down three facilities in its Rigid Closed Top, Engineered Materials and Flexible Packaging divisions.  The affected Rigid Closed Top, Engineered Materials, and Flexible Packaging business accounted for approximately $14, $71, and $24 of annual net sales, respectively, with the majority of the operations transferred to other facilities.

Discussion of Results of Operations for Fiscal 2012 Compared to Fiscal 2011

Net Sales.  Net sales increased from $4,561 in fiscal 2011 to $4,766 in fiscal 2012.  This increase is primarily attributed to net sales from acquired businesses of 10% partially offset by a volume decline of 6%.  The following discussion in this section provides a comparison of net sales by business segment.

	Fiscal Year
	2012	2011	$ Change	% Change
Net sales:
Rigid Open Top	$1,229	$1,261	$(32)	(3%)
Rigid Closed Top	1,438	1,053	385	37%
Rigid Packaging	$2,667	$2,314	$353	15%
Engineered Materials	1,362	1,451	(89)	(6%)
Flexible Packaging	737	796	(59)	(7%)
Total net sales	$4,766	$4,561	$205	4%

Net sales in the Rigid Open Top business decreased from $1,261 in fiscal 2011 to $1,229 in fiscal 2012 as a result of a volume decline of 4% partially offset by a net selling price increases of 1%.  The volume decline is primarily attributed to the Company pursuing a strategy to improve profitability in products with historically lower margins.  Net sales in the Rigid Closed Top business increased from $1,053 in fiscal 2011 to $1,438 in fiscal 2012 primarily as a result of net sales attributed to the Rexam SBC acquisition of 41% partially offset by a volume decline of 4%.  The volume decline is primarily attributed to general market softness.  The Engineered Materials business net sales decreased from $1,451 in fiscal 2011 to $1,362 in fiscal 2012 as a result of a volume decline of 8% partially offset by net selling price increases of 1% and net sales from acquired businesses of 1%.  The volume decline is primarily attributed to a decrease in sales volumes due to the strategy we implemented in fiscal 2011 to improve profitability in products with historically lower margins.  Net sales in the Flexible Packaging business decreased from $796 in fiscal 2011 to $737 in fiscal 2012 as a result of a volume decline of 10% partially offset by 3% net selling price increases.  The volume decline is primarily due to a decrease in sales volumes due to the strategy implemented in fiscal 2011 discussed above.

Operating Income.  Operating income increased from $42 (1% of net sales) in fiscal 2011 to $325 (7% of net sales) in fiscal 2012.  This increase, excluding the impact from acquisitions, is primarily attributed to $59 from the relationship of net selling price to raw material costs, $29 decrease of depreciation expense, $11 decrease in amortization expense, $188 decrease in business integration and impairment charges, and $35 of improved manufacturing efficiencies partially offset by $27 from volume declines described above, $4 of increased selling, general and administrative expenses and $8 of operating loss from acquisitions.  The operating income from acquisitions for periods without comparable prior year activity was negative $8 which includes $29 of selling, general and administrative expenses, $28 of business integration expenses, $37 of depreciation expense and $14 of amortization expense.  The following discussion in this section provides a comparison of operating income by business segment.

	Fiscal Year
	2012	2011	$ Change	% Change
Operating income (loss):
Rigid Open Top	$159	$155	$4	3%
Rigid Closed Top	95	77	18	23%
Rigid Packaging	$254	$232	$22	9%
Engineered Materials	70	(71)	141	199%
Flexible Packaging	1	(119)	120	101%
Total operating income	$325	$42	$283	674%

Operating income for the Rigid Open Top business increased from $155 (12% of net sales) in fiscal 2011 to $159 (13% of net sales) in fiscal 2012.  This increase is primarily attributed to a $26 improvement in the relationship of net selling price to raw material costs and $12 reduction of depreciation and amortization expense partially offset by a decline in manufacturing efficiencies of $6, $17 increase in business integration expenses, volume declines described above of $7 and $4 increase of selling, general and administrative expenses. Operating income for the Rigid Closed Top business increased from $77 (7% of net sales) in fiscal 2011 to $95 (7% of net sales) in fiscal 2012.  This increase is primarily attributed to a $28 increase of manufacturing efficiencies, $5 reduction of selling, general and administrative expense, $4 from acquisition volume and $9 reduction of depreciation and amortization expense partially offset by $2 decrease in the relationship of net selling price to raw material costs, $9 from the volume decline described above and $17 of increased business integration expense. Operating income for the Engineered Materials business improved from a loss of $71 (-5% of net sales) in fiscal 2011 to $70 (5% of net sales) in fiscal 2012.  This increase is primarily attributed to a $18 improvement in the relationship of net selling price to raw material costs, $14 of improved operating performance in manufacturing, $4 reduction of depreciation and amortization expense and $127 decrease in business integration and impairment charges partially offset by $8 of volume decline described above, $12 loss from acquisition volume and $2 increase in selling, general and administrative expenses.  Operating loss for the Flexible Packaging business improved from a loss of  $119 (-15% of net sales) in fiscal 2011 to $1 (0% of net sales) in fiscal 2012.  This improvement is primarily attributed to a $17 improvement in the relationship of net selling price to raw material costs, $96 reduction of business integration and impairment charges and $16 reduction of depreciation and amortization expense partially offset by $4 from the volume decline described above, $4 increase of selling, general and administrative expense, and a $1 decline in manufacturing efficiencies.

Other Expense (Income) Net. Other expense (income) improved from expense of $61 in fiscal 2011 to income of $7 in fiscal 2012.  Fiscal 2011 other expense is primarily related to the loss on extinguishment of debt of $68 attributed to the write-off of deferred fees, debt discount and the premiums paid related to the debt extinguishment of the Company’s 8⅞% Second Priority Senior Secured Notes partially offset by a gain attributed to the fair value adjustment for our interest rate swaps.  The fiscal 2012 other income is primarily a contract settlement.

Interest Expense, Net.  Interest expense increased slightly from $327 in fiscal 2011 to $328 in fiscal 2012.

Income Tax Expense (Benefit).  Fiscal 2012, we recorded an income tax expense of $2 or an effective tax rate of 50% compared to an income tax benefit of $47 or an effective tax rate of 14% in fiscal 2011 due to the relative impact of permanent items on the pre-tax income and establishment of valuation allowance for certain foreign losses where benefits are not expected to be realized.

Net Income (Loss).  Net income (loss) improved from a net loss of $299 in fiscal 2011 to net income of $2 in fiscal 2012 for the reasons discussed above.

 Discussion of Results of Operations for Fiscal 2011 Compared to Fiscal 2010

Net Sales.  Net sales increased to $4,561 for fiscal 2011 from $4,257 for fiscal 2010.  This increase is primarily attributed to  increased selling prices of 9% as a result of higher plastic resin costs as noted in the “Raw Material Trends” section above and the Company pursuing a strategy to improve product profitability in markets with historically lower margins and acquisition volume growth of 5% partially offset by a base volume decline of 7%.  The following discussion in this section provides a comparison of net sales by business segment.

	Fiscal Year
	2011	2010	$ Change	% Change
Net sales:
Rigid Open Top	$1,261	$1,160	$101	9%
Rigid Closed Top	1,053	970	83	9%
Rigid Packaging	$2,314	$2,130	$184	9%
Engineered Materials	1,451	1,457	(6)	0%
Flexible Packaging	796	670	126	19%
Total net sales	$4,561	$4,257	$304	7%

Net sales in the Rigid Open Top business increased from $1,160 in fiscal 2010 to $1,261 in fiscal 2011 as a result of net selling price increases of 10% due to the factors noted above and acquisition growth attributed to Superfos Packaging, Inc. (“Superfos”) of 1% partially offset by a base volume decline.  The base volume decline is primarily attributed to a decrease in sales volumes in various container products due to market softness partially offset by continued volume growth in thermoforming drink cups as capital investments from prior periods provided additional capacity.  Net sales in the Rigid Closed Top business increased from $970 in fiscal 2010 to $1,053 in fiscal 2011 as a result of net selling price increases of 6% due to the factors noted above and acquisition volume growth attributed to Rexam SBC of 4% partially offset by a base volume decline.  The base volume decline is primarily attributed to a decrease in sales volumes in closures and tubes due to softness in the personal care market.  Net sales in the Engineered Materials business decreased from $1,457 in fiscal 2010 to $1,451 in fiscal 2011 as a result of a base volume decline of 11% partially offset by acquisition volume growth attributed to Pliant Corporation (“Pliant”) and Filmco of 3% and net selling price increases of 8% due to the factors listed above.  The base volume decline is primarily attributed to a decrease in sales volumes in bags, sheeting, institutional can liners and stretch film.  The bags and sheeting decreases were primarily due to the loss of the private label Wal-Mart waste bag business and our decision to exit certain sheeting businesses during fiscal 2010.  The declines in institutional can liners and stretch film were primarily attributed to the Company strategically addressing products with profitability that was lower than the value we believed our product provided to our customers.  Net sales in the Flexible Packaging business increased from $670 in fiscal 2010 to $796 in fiscal 2011 primarily as a result of net selling price increases of 13% due to the factors listed above and acquisition growth attributed to Pliant of 19% partially offset by a base volume decline of 13%.  The base volume decline is primarily attributed to a decrease in sales volumes in personal care films and barrier films.  These declines were primarily attributed to the Company strategically addressing products with profitability that was lower than the value we believed our products provided to our customers.

Operating Income.  Operating income decreased from $124 in fiscal 2010 to $42 in fiscal 2011.  This decrease is primarily attributed to a $165 non-cash goodwill impairment, $11 increase integration and business optimization expenses excluding acquisition activity for periods without comparable prior year activity, $15 increase in depreciation expense excluding acquisition activity for periods without comparable prior year activity, and $13 from base volume decline described above partially offset by $61 from the relationship of net selling price to raw material costs, $5 decrease in amortization expense excluding acquisition activity for periods without comparable prior year activity, $9 of operating income from acquisitions for periods without comparable prior year activity, and $48 of improved operating performance.  The operating income from acquisition for periods without comparable prior year activity includes $2 of selling, general and administrative expenses and $4 of amortization expense.  The following discussion in this section provides a comparison of operating income by business segment.

	Fiscal Year
	2011	2010	$ Change	% Change
Operating income (loss):
Rigid Open Top	$155	$124	$31	25%
Rigid Closed Top	77	73	4	5%
Rigid Packaging	$232	$197	$35	18%
Engineered Materials	(71)	4	(75)	(1,875%)
Flexible Packaging	(119)	(77)	(42)	(55%)
Total operating income	$42	$124	$(82)	(66%)

Operating income for the Rigid Open Top business increased from $124 (11% of net sales) for fiscal 2010 to $155 (12% of net sales) in fiscal 2011.  This increase is primarily attributed to $19 of improved operating performance in manufacturing, $22 from the relationship of net selling price to raw material costs and $4 reduction of business optimization expense partially offset by $9 of higher selling, general and administrative expenses and $9 of higher depreciation and amortization expense.  Operating income for the Rigid Closed Top business increased from $73 (8% of net sales) for fiscal 2010 to $77 (7% of net sales) in fiscal 2011.  This increase is primarily attributed to $16 of improved operating performance in manufacturing partially offset by a $2 negative relationship of net selling price to raw material costs, $3 of higher selling, general and administrative costs, $5 increase in restructuring costs and $4 decline from base volume partially offset by $4 of operating income from acquisitions.  Engineered Materials operating income declined from $4 (0% of net sales) of operating income for fiscal 2010 to $71 (negative 5% of net sales) of operating loss in fiscal 2011.  This decline is primarily attributed to an $88 non-cash goodwill impairment charge in fiscal 2011, $11 increase of integration and business optimization costs and $2 from base volume decline described above as the majority of the segment’s costs are variable partially offset by $12 of improved operating performance, $9 improvement from the relationship of net selling price to raw material costs, $6 of lower selling, general and administrative expenses.  Operating loss for the Flexible Packaging business increased from $77 (negative 11% of net sales) for fiscal 2010 to $119 (negative 15% of net sales) in fiscal 2011.  This increase is primarily attributed to a $77 non-cash goodwill impairment charge in fiscal 2011 and $7 from base volume decline partially offset by $1 of improved operating performance, $32 improvement in the relationship of net selling price to raw material costs, $5 from acquisitions and $4 of lower selling, general and administrative expenses.

Other Expense (Income), Net.  Other expense of $61 recorded in fiscal 2011 is primarily attributed to a $68 loss on extinguishment of debt attributed to the write-off of $14 of deferred financing fees, $17 of non-cash debt discount and $37 of premiums paid related to the debt extinguishment of the Company’s 8-7⁄8% Second Priority Senior Secured Notes.  Other income recorded in fiscal 2010 is primarily attributed to a $13 gain related to the repurchase of debt and a $13 gain attributed to the fair value adjustment for our interest rate swaps.  See Note 3 to the Consolidated Financial Statements for further discussion on debt repurchases and Note 4 to the Consolidated Financial Statements for further discussion of financial instruments and fair value measurements.

Interest Expense.  Interest expense increased from $313 in fiscal 2010 to $327 in fiscal 2011 primarily as a result of increased borrowings to fund acquisitions.

Income Tax Benefit.  For fiscal 2011, we recorded an income tax benefit of $47 or an effective tax rate of 14% compared to an income tax benefit of $49 or an effective tax rate of 30% in fiscal 2010.  The effective tax rate is less than the statutory rate primarily attributed to the non-cash goodwill impairment charge in fiscal 2011 which is not tax deductible and the establishment of a valuation allowance for certain foreign operating losses where the benefits are not expected to be realized.

Net Loss.  Net loss was $299 for fiscal 2011 compared to $113 for fiscal 2010 for the reasons discussed above.

Discussion of Results of Operations for Fiscal 2010 Compared to Fiscal 2009

Net Sales.  Net sales increased to $4,257 for fiscal 2010 from $3,187 for fiscal 2009.  This increase includes base volume growth of 7% due to the Company electing to aggressively protect market share during a soft economic period and acquisition volume growth of 27% attributed to Pliant and Superfos.  The following discussion in this section provides a comparison of net sales by business segment.

	Fiscal Year
	2010	2009	$ Change	% Change
Net sales:
Rigid Open Top	$1,160	$1,028	$132	13%
Rigid Closed Top	970	857	113	13%
Rigid Packaging	$2,130	$1,885	$245	13%
Engineered Materials	1,457	1,219	238	19%
Flexible Packaging	670	83	587	707%
Total net sales	$4,257	$3,187	$1,070	34%

Net sales in the Rigid Open Top business increased from $1,028 in fiscal 2009 to $1,160 in fiscal 2010 as a result of base volume growth of 9% and acquisition growth attributed to Superfos.  The base volume growth is primarily attributed to increased sales volumes in various container products and continued volume growth in thermoforming drink cups resulting in the Company electing to expand our thermoformed drink cup capacity with significant capital investment in fiscal 2010.  Net sales in the Rigid Closed Top business increased from $857 in fiscal 2009 to $970 in fiscal 2010 primarily as a result of base volume growth of 14% partially offset by net selling price decreases of 1%.  The base volume growth is primarily attributed to increased sales volumes in closures and bottles due to factors listed above.  Net sales in the Engineered Materials business increased from $1,219 in fiscal 2009 to $1,457 in fiscal 2010 primarily as a result of acquisition volume growth attributed to Pliant.  Net sales in the Flexible Packaging business increased from $83 in fiscal 2009 to $670 in fiscal 2010 primarily as a result of acquisition volume growth attributed to Pliant and a base volume growth of 6% due to factors listed above.

Operating Income.  Operating income decreased from $186 in fiscal 2009 to $124 in fiscal 2010.  This decrease is primarily attributed to $13 increase integration and business optimization expenses excluding acquisition activity for periods without comparable prior year activity, $31 of operating losses from acquisitions for periods without comparable prior year activity, $11 increase in depreciation expense excluding acquisition activity for periods without comparable prior year activity and $72 from the relationship of net selling price to raw material costs partially offset by $47 from base volume growth described above, $6 decrease in amortization expense excluding acquisition activity for periods without comparable prior year activity, $6 of lower selling general and administrative expense excluding the impact of acquisition activity for periods without comparable prior year activity and $3 of improved operating performance.  The operating loss from acquisition for periods without comparable prior year activity includes $49 of selling, general and administrative expenses, $40 of integration and business optimization expense and $17 of amortization expense.  The following discussion in this section provides a comparison of operating income by business segment.

	Fiscal Year
	2010	2009	$ Change	% Change
Operating income (loss):
Rigid Open Top	$124	$114	$10	9%
Rigid Closed Top	73	58	15	26%
Rigid Packaging	$197	$172	$25	15%
Engineered Materials	4	27	(23)	(85%)
Flexible Packaging	(77)	(13)	(64)	(492%)
Total operating income	$124	$186	$(62)	(33%)

Operating income for the Rigid Open Top business increased from $114 (11% of net sales) for fiscal 2009 to $124 (11% of net sales) in fiscal 2010.  The increase is attributed to $21 increase from base volume growth, $5 of lower selling, general and administrative expenses, $18 reduction of integration and business optimization expense and $6 from acquisitions partially offset by a $28 negative relationship of net selling price to raw material cost, $6 increase in depreciation expense and an $8 decline in operations.  Operating income for the Rigid Closed Top business increased from $58 (7% of net sales) for fiscal 2009 to $73 (8% of net sales) in fiscal 2010.  The increase is primarily attributable to $27 from base volume growth and $2 from improved operating performance in manufacturing partially offset by a $12 negative relationship of net selling price to raw material cost.  Operating income for the Engineered Materials business decreased from $27 (2% of net sales) for fiscal 2009 to $4 (0% of net sales) in fiscal 2010.  The decline is primarily attributable to a $31 negative relationship of net selling price to raw material cost partially offset by $8 of improved operating performance in manufacturing, $7 higher depreciation and amortization expense and $2 lower selling, general and administrative expenses.  Operating loss for the Flexible Packaging business increased from $13 (negative 16% of net sales) for fiscal 2009 to $77 (negative 11% of net sales) in fiscal 2010.  The increased operating loss is primarily attributable to $37 from acquisitions, including $26 of transaction costs, and $33 increase of integration and business optimization expense partially offset by $7 lower depreciation and amortization expense.

Other Income.  Other income recorded in fiscal 2010 is primarily attributed to a $13 gain related to the repurchase of debt and a $13 gain attributed to the fair value adjustment for our interest rate swaps.  Other income recorded in fiscal 2009 is primarily attributed to a $368 gain related to the repurchase of debt and a $6 gain attributed to the fair value adjustment for our interest rate swaps.  See Note 3 to the Consolidated Financial Statements for further discussion debt repurchases and Note 4 to the Consolidated Financial Statements for further discussion of financial instruments and fair value measurements.

Interest Expense.  Interest expense increased by $9 in fiscal 2010 primarily as a result of increased borrowings partially offset by a decline in borrowing rates on variable rate debt partially attributed to the swap agreement that expired in November 2009.

Income Tax Expense (Benefit).  For fiscal 2010, we recorded an income tax benefit of $49 or an effective tax rate of 30%, which is a change of $148 from the income tax expense of $99 or an effective tax rate of 39% in fiscal 2009.  The effective tax rate is different than the statutory rate primarily attributed to the relative impact to permanent items and establishment of valuation allowance for certain foreign operating losses where the benefits are not expected to be realized.

Net Income (Loss).  Net loss was $113 for fiscal 2010 compared to a net income of $152 for fiscal 2009 for the reasons discussed above.

Income Tax Matters

The Company had unused United States federal operating loss carryforwards to offset future taxable income of $911 which begin to expire in 2026 through 2031.  As of fiscal year end 2012, the Company had foreign net operating loss carryforwards of $129, which will be available to offset future taxable income.  Alternative minimum tax credit carryforwards of $9 are available to the Company indefinitely to reduce future years’ U.S. federal income taxes.  The net operating losses are subject to an annual limitation under guidance from the Internal Revenue Code, however the annual limitation is in excess of the net operating loss, so effectively no limitation exists.  As part of the effective tax rate calculation, if we determine that a deferred tax asset arising from temporary differences is not likely to be utilized, we will establish a valuation allowance against that asset to record it at its expected realizable value.  The Company has not provided a valuation allowance on its net federal net operating loss carryforwards in the United States because it has determined that future reversals of its temporary taxable differences will occur in the same periods and are of the same nature as the temporary differences giving rise to the deferred tax assets.  Our valuation allowance against deferred tax assets was $51 and $43 at the end of fiscal 2012 and 2011, respectively, related to certain foreign and state operating loss carryforwards.

Liquidity and Capital Resources

Berry Plastics Corporation Senior Secured Credit Facility

Our wholly owned subsidiary Berry Plastics Corporation’s senior secured credit facilities consist of a $1,200 term loan and a $650 asset-based revolving line of credit (“Credit Facility”).  The term loan matures in April 2015 and the revolving line of credit matures in June 2016, subject to certain conditions.  The availability under the revolving line of credit is the lesser of $650 or a defined borrowing base which is calculated based on available accounts receivable and inventory.  The revolving line of credit allows up to $130 of letters of credit to be issued instead of borrowings under the revolving line of credit.  At the end of fiscal 2012, the Company had $73 outstanding on the revolving credit facility, $50 outstanding letters of credit and a $101 borrowing base reserve providing unused borrowing capacity of $426 under the revolving line of credit.  The Company was in compliance with all covenants at the end of fiscal 2012.

Berry Plastics Corporation’s fixed charge coverage ratio, as defined in the revolving credit facility, is calculated based on a numerator consisting of Adjusted EBITDA less pro forma adjustments, income taxes paid in cash and capital expenditures, and a denominator consisting of scheduled principal payments in respect of indebtedness for borrowed money, interest expense and certain distributions.  Berry Plastics Corporation is obligated to sustain a minimum fixed charge coverage ratio of 1.0 to 1.0 under the revolving credit facility at any time when the aggregate unused capacity under the revolving credit facility is less than 10% of the lesser of the revolving credit facility commitments and the borrowing base (and for 10 business days following the date upon which availability exceeds such threshold) or during the continuation of an event of default.  At the end of fiscal 2012, the Company had unused borrowing capacity of $426 under the revolving credit facility and thus was not subject to the minimum fixed charge coverage ratio covenant.  Our fixed charge coverage ratio was 1.7 to 1.0  at the end of fiscal 2012.

Despite not having financial maintenance covenants, Berry Plastics Corporation’s debt agreements contain certain negative covenants.  The failure to comply with these negative covenants could restrict Berry Plastics Corporation’s ability to incur additional indebtedness, effect acquisitions, enter into certain significant business combinations, make distributions or redeem indebtedness.  The term loan facility contains a negative covenant first lien secured leverage ratio covenant of 4.0 to 1.0 on a pro forma basis for a proposed transaction, such as an acquisition or incurrence of additional first lien debt.  Berry Plastics Corporation’s first lien secured leverage ratio was 2.8 to 1.0 at the end of fiscal 2012.

A key financial metric utilized in the calculation of the first lien leverage ratio is Adjusted EBITDA as defined in the Company’s senior secured credit facilities.  The following table reconciles our Adjusted EBITDA for fiscal 2012, quarterly periods ended September 29, 2012 to net loss.

		Quarterly Period Ended
	Fiscal 2012	September 29, 2012
Adjusted EBITDA	$803	$215
Net interest expense	(328)	(81)
Depreciation and amortization	(355)	(93)
Income tax benefit (expense)	(2)	(9)
Business optimization and other expense	(53)	(5)
Restructuring and impairment	(31)	(1)
Pro forma acquisitions	(6)	—
Unrealized cost savings	(26)	(3)
Net loss	$2	$23
Cash flow from operating activities	$479	$201
Net additions to property, plant and equipment	(200)	(42)
Adjusted free cash flow	$279	$159
Cash flow from investing activities	(255)	(42)
Cash flow from financing activities	(179)	(111)

While the determination of appropriate adjustments in the calculation of Adjusted EBITDA is subject to interpretation under the terms of the Credit Facility, management believes the adjustments described above are in accordance with the covenants in the Credit Facility.  Adjusted EBITDA should not be considered in isolation or construed as an alternative to our net income (loss) or other measures as determined in accordance with GAAP.  In addition, other companies in our industry or across different industries may calculate bank covenants and related definitions differently than we do, limiting the usefulness of our calculation of Adjusted EBITDA as a comparative measure.

Contractual Obligations and Off Balance Sheet Transactions

Our contractual cash obligations at the end of fiscal 2012 are summarized in the following table which does not give any affect to the use of proceeds from the Company's initial public offering to redeem long-term debt or the effect of the tax receivable agreement.

	Payments due by period as of the end of fiscal 2012
	Total	< 1 year	1-3 years	4-5 years	> 5 years
Long-term debt, excluding capital leases	$4,393	$16	$2,052	$1,025	$1,300
Capital leases (a)	104	30	50	17	7
Fixed interest rate payments (b)	1,287	249	443	308	287
Variable interest rate payments (c)	144	49	94	1	—
Operating leases	289	46	68	56	119
Funding of pension and other postretirement obligations (d)	8	8	—	—	—
Total contractual cash obligations	$6,225	$398	$2,707	$1,407	$1,713
(a)	Includes anticipated interest of $17 over the life of the capital leases.
(b)	Includes variable rate debt subject to interest rate swap agreements.
(c)	Based on applicable interest rates in effect end of fiscal 2012.
(d)
Pension and other postretirement contributions have been included in the above table for the next year.  The amount is the estimated contributions to our defined benefit plans.  The assumptions used by the actuary in calculating the projection includes weighted average return on pension assets of approximately 8% for 2012.  The estimation may vary based on the actual return on our plan assets.  See Note 9 to the Consolidated or Combined Financial Statements of this Form 10-K for more information on these obligations.

Cash Flows from Operating Activities

Net cash from operating activities was $479 for fiscal 2012 compared to $327 of cash flows provided by operating activities for fiscal 2011.  The change is primarily the result of improved profitability, excluding non-cash charges.

Net cash provided by operating activities was $327 for fiscal 2011 compared to $112 of cash flows provided by operating activities for fiscal 2010.  The change is primarily the result of an improvement in working capital and improved profitability, excluding non-cash charges.

Net cash provided by operating activities was $112 for fiscal 2010 compared to $413 of cash flows provided by operating activities for fiscal 2009.  The change is primarily the result of a change in working capital and acquisition costs incurred of $22 in fiscal 2010.  The working capital change is primarily attributed to higher volumes and increased raw material costs.

Cash Flows from Investing Activities

Net cash used for investing activities was $255 for fiscal 2012 compared to net cash used of $523 for fiscal 2011.  The change is primarily a result of the acquisitions in fiscal 2011 partially offset by higher capital expenditures fiscal 2012.  Our capital expenditures are forecasted to be approximately $230 to $250 for fiscal 2013 and will be funded from cash flows from operating activities and existing liquidity.

Net cash used for investing activities was $523 for fiscal 2011 compared to net cash used of $852 for fiscal 2010.  The change is primarily a result of the acquisitions and higher capital spending in fiscal 2010 partially offset by the acquisitions of Rexam SBC and Filmco in fiscal 2011.

Net cash used for investing activities was $852 for fiscal 2010 compared to net cash used of $195 for fiscal 2009.  The change is primarily a result of the acquisitions in fiscal 2010.

Cash Flows from Financing Activities

Net cash used for financing activities was $179 for fiscal 2012 compared to $90 of cash provided by financing activities for fiscal 2011.  This change is primarily attributed to the net cash used for repayment of the revolving line of credit in fiscal 2012.

Net cash provided by financing activities was $90 for fiscal 2011 compared to net cash provided by financing activities of $878 for fiscal 2010.  This change is primarily attributed to the issuance of the 9-3⁄4% Second Priority Notes in fiscal 2010 partially offset by borrowing on the existing line of credit to fund the Rexam SBC acquisition in fiscal 2011.

Net cash provided by financing activities was $878 for fiscal 2010 compared to net cash used for financing activities of $398 for fiscal 2009.  This change is primarily attributed to the $620 debt issued in November 2009 in order to fund the Pliant acquisition and $500 of 9-1⁄2% Second Priority Notes in April 2010.

In connection with the initial public offering, we entered into an income tax receivable agreement that will provide for the payment by us to our existing stockholders, option holders and holders of our stock appreciation rights of 85% of the amount of cash savings, if any, in U.S. federal, foreign, state and local income tax that we actually realize (or are deemed to realize in the case of a change of control) as a result of the utilization of our and our subsidiaries’ net operating losses attributable to periods prior to this offering.  We expect to pay between $300 and $350 in cash related to this agreement, based on our current taxable income estimates, and will record a liability on our consolidated balance sheet for 85% of our net operating losses.  We do not expect material payments related to this agreement to occur during fiscal 2013.

Based on our current level of operations, we believe that cash flow from operations and available cash, together with available borrowings under our senior secured credit facilities, will be adequate to meet our short-term liquidity needs over the next twelve months.  We base such belief on historical experience and the funds available under the senior secured credit facility.  In addition we believe that we have the business strategy and resources to generate free cash flow from operations in the long term.  We do not expect this free cash flow to be sufficient to cover all long-term debt obligations and intend to refinance these obligations prior to maturity.  However, we cannot predict our future results of operations and our ability to meet our obligations involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section in this Form 10-K.  In particular, increases in the cost of resin which we are unable to pass through to our customers on a timely basis or significant acquisitions could severely impact our liquidity.  At the end of fiscal 2012, our cash balance was $87, and we had unused borrowing capacity of $426 under our revolving line of credit.

Critical Accounting Policies and Estimates

We disclose those accounting policies that we consider to be significant in determining the amounts to be utilized for communicating our consolidated financial position, results of operations and cash flows in the first note to our consolidated financial statements included elsewhere herein.  Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of financial statements in conformity with these principles requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes.  Actual results are likely to differ from these estimates, but management does not believe such differences will materially affect our financial position or results of operations.  We believe that the following accounting policies are the most critical because they have the greatest impact on the presentation of our financial condition and results of operations.

Revenue Recognition.  Revenue from the sales of products is recognized at the time title and risks and rewards of ownership pass to the customer (either when the products reach the free-on-board shipping point or destination depending on the contractual terms), there is persuasive evidence of an arrangement, the sales price is fixed and determinable and collection is reasonably assured.

Accrued Rebates.  We offer various rebates to our customers in exchange for their purchases.  These rebate programs are individually negotiated with our customers and contain a variety of different terms and conditions.  Certain rebates are calculated as flat percentages of purchases, while others include tiered volume incentives.  These rebates may be payable monthly, quarterly, or annually.  The calculation of the accrued rebate balance involves significant management estimates, especially where the terms of the rebate involve tiered volume levels that require estimates of expected annual sales.  These provisions are based on estimates derived from current program requirements and historical experience.  We use all available information when calculating these reserves.  Our accrual for customer rebates was $68 and $60 as of  the end of fiscal 2012 and 2011, respectively.

Impairments of Long-Lived Assets.  In accordance with the guidance from the FASB for the impairment or disposal of long-lived assets we review long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable.  Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts.  The impairment loss is measured by comparing the fair value of the asset to its carrying amount.  We recognized non-cash asset impairment of long-lived assets of $20, $35 and $19 in fiscal 2012, 2011 and 2010, respectively.

Goodwill and Other Indefinite Lived Intangible Assets.  We are required to perform a review for impairment of goodwill and other indefinite lived intangibles to evaluate whether events and circumstances have occurred that may indicate a potential impairment, or on an annual basis.  Goodwill is measured to determine if the carrying value of the reporting unit exceeds its fair value on an annual basis, and if any potential impairment is warranted at a Step 2 test level. Other indefinite lived intangibles are considered to be impaired if the carrying value exceeds the fair value.

In accordance with our policy, we completed our most recent annual evaluation for impairment of goodwill as of the first day of the fourth fiscal quarter of 2012.  We utilized a six year discounted cash flow analysis with a terminal year in combination with a comparable company market approach to determine the fair value of our reporting units.  At the end of fiscal 2012, we had four operating segments, Rigid Open Top, Rigid Closed Top (collectively Rigid Packaging), Engineered Materials and Flexible Packaging.  For purposes of conducting our annual goodwill impairment test, we have determined that we have five reporting units, Rigid Open Top, Rigid Closed Top, Engineered Films, Flexible Packaging and Tapes.  Engineered Films and Tapes operations comprise the Engineered Materials operating segment.  We determined that each of the components within our respective reporting units have similar economic characteristics and therefore should be aggregated and tested at the respective level as one reporting unit.  We reached this conclusion because within each of our reporting units, we have similar products and production processes which allow us to share assets and resources across the product lines.  We regularly re-align our production equipment and manufacturing facilities in order to take advantage of cost savings opportunities, obtain synergies and create manufacturing efficiencies.  In addition, we utilize our research and development centers, design center, tool shops, and graphics center which all provide benefits to each of the reporting units and work on new products that can not only benefit one product line, but can benefit multiple product lines.  We also believe that the goodwill is recoverable from the overall operations of the unit given the similarity in production processes, synergies from leveraging the combined resources, common raw materials, common research and development, similar margins and similar distribution methodologies.  Our Tapes reporting unit did not have any goodwill until it completed its acquisition of Stopaq in the fourth quarter of fiscal 2012.  There were no indicators of impairment in the fourth quarter that required us to perform a test for the recoverability of goodwill.

The Company’s goodwill, fair value and carrying value of our reporting units are as follows:

	Fair Value July 1, 2012	Carrying Value July 1, 2012	Goodwill as of September 29, 2012
Rigid Open Top	$2,140	$1,651	$681
Rigid Closed Top	2,485	1,778	832
Engineered Films	785	489	55
Tapes	345	223	18
Flexible Packaging	580	452	40
			$1,626
In fiscal 2011, we recorded an impairment charge of approximately $165 million related to our operations that are now included in our Engineered Films and Flexible Packaging reporting units.  This impairment was driven by volume declines that we were experiencing in our Flexible Packaging and Engineered Films operations driven by softness in volumes and strategic decisions by the Company to exit non-profitable products across these reporting units along with other products across our entire Company.  In fiscal 2011, we experienced a base volume declines in our Flexible Packaging and Engineered Films segments.  These volume declines occurred because of a pricing strategy that we implemented in our second fiscal quarter and continued throughout the remainder of fiscal 2011.  These price increases drove declines in our overall volumes when comparing fiscal 2011 to fiscal 2010.  These declines in net sales volume resulted in an assumed lower sales volume base to grow future earnings during year one through year six of our discounted cash flow model, which resulted in a lower estimated carrying value and ultimately an impairment charge being recognized.

We have completed our annual impairment test for our Open Top, Closed Top, Flexible Packaging and Engineered Films reporting units, noting no impairment in any of the four reporting units.  Our forecasts include overall growth of 3-5% through and including the terminal year, which is 3%.  Growth by reporting unit varies from year-to-year between segments.  Our Engineered Materials and Flexible Films segments both experienced significant growth in 2012 (18% and 14% respectively).  This strong growth in earnings provided significant improvement in our cash flows, was higher than our anticipated results in our prior year impairment tests and will provide a higher base to grow our future operating cash flows.  Our Open Top and Closed Top reporting units experienced overall growth rates were higher than our prior year forecasts driven by the successful integration of the Rexam operations in the Closed Top reporting unit and continued operational success in the Open Top reporting unit.  Our capital expenditure levels are consistent with the levels that we forecasted in the prior year in the current year.  All of our reporting units fair values substantially exceed the carrying value, which we define as the fair value exceeding the carrying value by 30%.  A significant decline in our revenue and earnings or a significant decline in the price of common stock could result in an impairment charge in the future.  We also performed our annual impairment test for fiscal 2012 of our indefinite lived intangible assets, which primarily relate to our Rigid Packaging business.  The cash flow assumptions, growth rates and risks to these cash flows are similar to those used in our analysis to determine the fair value of our combined Rigid Packaging businesses. The annual impairment test did not result in any impairment as the fair value exceeded the carrying value.

Given the uncertainty in economic trends, revenue and earnings growth, the cost of capital and other risk factors discussed under the heading “Risk Factors”, there can be no assurance that when we complete our future annual or other periodic reviews for impairment of goodwill that an additional material impairment charge will not be recorded as a result.  In addition, historically we have grown our business by acquiring and integrating companies into our existing operations.  We may not, however, achieve the expected benefits of integrating such acquisitions into our business that we anticipated at the time of the transaction or at the time that we performed our annual impairment tests, which may impact the overall recoverability of our goodwill and indefinite lived intangible assets in future periods.  We believe based on our current forecasts and estimates that we will not recognize any future impairment charge, but given the current uncertainty in the economic trends, our forecasts and estimates could change quickly and materially in future periods and differ substantially from actual results.

Deferred Taxes and Effective Tax Rates.  We estimate the effective tax rates (“ETR”) and associated liabilities or assets for each legal entity of ours in accordance with authoritative guidance.  We use tax planning to minimize or defer tax liabilities to future periods.  In recording ETRs and related liabilities and assets, we rely upon estimates, which are based upon our interpretation of United States and local tax laws as they apply to our legal entities and our overall tax structure.  Audits by local tax jurisdictions, including the United States Government, could yield different interpretations from our own and cause the Company to owe more taxes than originally recorded.  For interim periods, we accrue our tax provision at the ETR that we expect for the full year.  As the actual results from our various businesses vary from our estimates earlier in the year, we adjust the succeeding interim periods’ ETRs to reflect our best estimate for the year-to-date results and for the full year.  As part of the ETR, if we determine that a deferred tax asset arising from temporary differences is not likely to be utilized, we will establish a valuation allowance against that asset to record it at its expected realizable value.  In multiple foreign jurisdictions, the Company believes that it will not generate sufficient future taxable income to realize the related tax benefits.  The Company has provided a full valuation allowance against its foreign net operating losses included within the deferred tax assets in multiple foreign jurisdictions.  The Company has not provided a valuation allowance on its federal net operating losses in the United States because it has determined that future reversals of its temporary taxable differences will occur in the same periods and are of the same nature as the temporary differences giving rise to the deferred tax assets.  Our valuation allowance against deferred tax assets was $51 and $43 as of the end of fiscal 2012 and 2011, respectively.

Based on a critical assessment of our accounting policies and the underlying judgments and uncertainties affecting the application of those policies, we believe that our consolidated financial statements provide a meaningful and fair perspective of the Company and its consolidated subsidiaries.  This is not to suggest that other risk factors such as changes in economic conditions, changes in material costs, our ability to pass through changes in material costs, and others could not materially adversely impact our consolidated financial position, results of operations and cash flows in future periods.

Item 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

We are exposed to market risk from changes in interest rates primarily through our senior secured credit facilities, senior secured first priority notes, second priority senior secured notes and senior unsecured term loan.  Our senior secured credit facilities are comprised of (i) a $1,200 term loan and (ii) a $650 revolving credit facility.  At the end of fiscal 2012, the Company had $73 outstanding on the revolving credit facility.  The net outstanding balance of the term loan was $1,134 at the end of fiscal 2012.  Borrowings under our senior secured credit facilities bear interest, at our option, at either an alternate base rate or an adjusted LIBOR rate for a one-, two-, three- or six-month interest period, or a nine- or twelve-month period, if available to all relevant lenders, in each case, plus an applicable margin.  The alternate base rate is the mean the greater of (i) in the case of our term loan, Credit Suisse’s prime rate or, in the case of our revolving credit facility, Bank of America’s prime rate and (ii) one-half of 1.0% over the weighted average of rates on overnight Federal Funds as published by the Federal Reserve Bank of New York.  Our $681 of senior secured first priority notes accrue interest at a rate per annum, reset quarterly, equal to LIBOR plus 4.75%.  Our second priority senior secured floating rate notes of $210 bear interest at a rate of LIBOR plus 3.875% per annum, which resets quarterly.  Our senior unsecured term loan bears interest based on (1) a fluctuating rate per annum equal to the higher of (a) the Federal Funds Rate plus ½ of 1% and (b) the rate of interest in effect for such day as publicly announced from time to time by Credit Suisse as its “prime rate” plus 525 basis points or (2) LIBOR plus 625 basis points.

At the end of fiscal 2012, the LIBOR rate of 0.36% was applicable to the term loan, first priority senior secured floating rate notes second priority senior secured floating rate notes and senior unsecured term loan.  If the LIBOR rate increases 0.25% and 0.50%, we estimate an annual increase in our interest expense of $3 and $6, respectively.

In November 2010, the Company entered into two separate interest rate swap transactions to protect $1 billion of the outstanding variable rate term loan debt from future interest rate volatility.  The first agreement had a notional amount of $500 and became effective in November 2010.  The agreement swaps three-month variable LIBOR contracts for a fixed three-year rate of 0.8925% and expires in November 2013.  The second agreement had a notional amount of $500 and became effective in December 2010.  The agreement swaps three-month variable LIBOR contracts for a fixed three-year rate of 1.0235% and expires in November 2013.  The counterparties to these agreements are with global financial institutions.  In August 2011, the Company began utilizing one-month LIBOR contracts for the underlying senior secured credit facility.  The Company’s change in interest rate selection caused us to lose hedge accounting on both of the interest rate swaps.  The Company recorded subsequent changes in fair value in the Consolidated Statement of Operations and will amortize the unrealized losses to Interest expense through the end of the respective swap agreements.  A 0.25% change in LIBOR would not have a material impact on the fair value of the interest rate swaps.

Resin Cost Sensitivity

We are exposed to market risk from changes in plastic resin prices that could impact our results of operations and financial condition.  Our plastic resin purchasing strategy is to deal with only high-quality, dependable suppliers.  We believe that we have maintained strong relationships with these key suppliers and expect that such relationships will continue into the foreseeable future.  The resin market is a global market and, based on our experience, we believe that adequate quantities of plastic resins will be available at market prices, but we can give you no assurances as to such availability or the prices thereof.  If the price of resin increased or decreased by 5% this would result in a material change to our cost of goods sold.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements
Report of Independent Registered Public Accounting Firm	33
Consolidated Balance Sheets as of fiscal 2012 and 2011	34
Consolidated Statements of Operations and Comprehensive Income (Loss) for fiscal 2012, 2011 and 2010	35
Consolidated Statements of Changes in Stockholders' Equity as of fiscal 2012, 2011 and 2010	36
Consolidated Statements of Cash Flows for fiscal 2012, 2011 and 2010	37
Notes to Consolidated Financial Statements	38
Index to Financial Statement Schedules
All schedules have been omitted because they are not applicable or not required or because the required information is included in the consolidated financial statements or notes thereto.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. Based on their evaluation at the end of the period covered by this Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Item 9B.  OTHER INFORMATION

None

PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item, with the exception of the Code of Ethics disclosure below, is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with the 2012 Annual Meeting of Stockholders.

Code of Ethics

We have a Code of Business Ethics that applies to all employees, including our Chief Executive Officer and senior financial officers.  These standards are designed to deter wrongdoing and to promote the highest ethical, moral, and legal conduct of all employees. Our Code of Business Ethics can be obtained, free of charge, by contacting our corporate headquarters or can be obtained from the Corporate Governance section of the Company’s internet site.

Item 11.  EXECUTIVE COMPENSATION

 The information required by this Item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with the 2012 Annual Meeting of Stockholders.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

 The information required by this Item, is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with the 2012 Annual Meeting of Stockholders.

 Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

 The information required by this Item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with the 2012 Annual Meeting of Stockholders.

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with the 2012 Annual Meeting of Stockholders.

PART IV

Item 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements

The financial statements listed under Item 8 are filed as part of this report.

2.	Financial Statement Schedules

Schedules have been omitted because they are either not applicable or the required information has been disclosed in the financial statements or notes thereto.

3.	Exhibits

The exhibits listed on the Exhibit Index immediately following the signature page of this annual report are filed as part of this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Berry Plastics Group, Inc.

We have audited the accompanying consolidated balance sheets of Berry Plastics Group, Inc. as of September 29, 2012 and October 1, 2011, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders' equity (deficit), and cash flows for each of the three years in the period ended September 29, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Berry Plastics Group, Inc. at September 29, 2012 and October 1, 2011, and the consolidated results of its operations and its cash flows for the three years in the period ended September 29, 2012, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst and Young LLP

Indianapolis, Indiana

December 17, 2012

Berry Plastics Group, Inc.
Consolidated Balance Sheets
       (in millions of dollars, except share data)

	September 29, 2012	October 1, 2011
Assets
Current assets:
Cash and cash equivalents	$87	$42
Accounts receivable (less allowance for doubtful accounts of $3 and $4 at September 29, 2012 and October 1, 2011, respectively)	455	543
Inventories	535	578
Deferred income taxes	114	62
Prepaid expenses and other current assets	42	30
Total current assets	1,233	1,255
Property, plant and equipment	1,216	1,250
Goodwill, intangible assets and deferred costs	2,636	2,704
Other assets	21	8
Total assets	$5,106	$5,217

Liabilities and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$306	$352
Accrued expenses and other current liabilities	300	286
Current portion of long-term debt	40	46
Total current liabilities	646	684
Long-term debt, less current portion	4,431	4,581
Deferred income taxes	315	233
Other long-term liabilities	166	170
Total liabilities	5,558	5,668
Commitments and contingencies
Redeemable shares	23	16
Stockholders' equity (deficit):
Common stock: $0.01 par value: 400,000,000 shares authorized; 84,696,218 shares issued as of September 29, 2012 and October 1, 2011 and 83,188,488 and 83,863,047 shares outstanding as of September 29, 2012 and October 1, 2011	1	1
Paid-in capital	131	142
Notes receivable-common stock	(2)	(2)
Non controlling interest	3	3
Accumulated deficit	(561)	(563)
Accumulated other comprehensive loss	(47)	(48)
Total stockholders' equity (deficit)	(475)	(467)
Total liabilities and stockholders' equity (deficit)	$5,106	$5,217

 See notes to consolidated financial statements.

Berry Plastics Group, Inc.
Consolidated Statements of Operations
(in millions of dollars, except share data)

	Fiscal years ended
	September 29, 2012	October 1, 2011	October 2, 2010
Net sales	$4,766	$4,561	$4,257
Costs and expenses:
Cost of goods sold	3,949	3,878	3,667
Selling, general and administrative	308	275	272
Amortization of intangibles	109	106	107
Restructuring and impairment charges	31	221	41
Other operating expenses	44	39	46
Operating income	325	42	124

Other expense (income)	(7)	61	(27)
Interest expense	328	327	313
Income (loss) before income taxes	4	(346)	(162)
Income tax expense (benefit)	2	(47)	(49)
Net income (loss)	$2	$(299)	$(113)

Comprehensive income (loss):
Currency translation	6	(10)	6
Interest rate hedges	4	(8)	-
Defined benefit pension and retiree health benefit plans	(14)	(14)	(12)
Provision for income taxes related to other comprehensive income items	5	7	7
Comprehensive income (loss)	$3	$(324)	$(112)

Net income (loss) per share:
Basic	$0.02	$(3.55)	$(1.34)
Diluted	$0.02	$(3.55)	$(1.34)

Weighted-average number of shares outstanding: (in thousands)
Basic	83,435	84,121	84,525
Diluted	86,644	84,121	84,525

See notes to consolidated financial statements.

Berry Plastics Group, Inc.
      Consolidated Statements of Changes in Stockholders' Equity (Deficit)
(in millions of dollars)

	Common Stock	Paid-in Capital		Notes Receivable-Common Stock		Non Controlling Interest		Accumulated Other Comprehensive Loss		Accumulated Deficit		Total
Balance at September 26, 2009	$1		$160		$(2)		$-		$(28)		$(151)		$(20)
Stock compensation expense	-		1		-		-		-		-		1
Interest rate hedge amortization	-		-		-		-		4		-		4
Fair value adjustment of redeemable stock	-		(14)		-		-		-		-		(14)
Net loss	-		-		-		-		-		(113)		(113)
Currency translation	-		-		-		-		6		-		6
Defined benefit pension and retiree health benefit plans, net of tax	-		-		-		-		(5)		-		(5)
Balance at October 2, 2010	1		147	-	(2)	-	-	-	(23)		(264)		(141)
Stock compensation expense	-		2	-	-		-		-		-		2
Non controlling interest	-		-		-		3		-		-		3
Fair value adjustment of redeemable stock	-		(7)		-		-		-		-		(7)
Net loss	-		-		-		-		-		(299)		(299)
Currency translation	-		-		-		-		(10)		-		(10)
Interest rate hedges, net of tax	-		-		-		-		(6)		-		(6)
Defined benefit pension and retiree health benefit plans, net of tax	-		-		-		-		(9)		-		(9)
Balance at October 1, 2011	1	-	142	-	(2)	-	3	-	(48)	-	(563)	-	(467)
Stock compensation expense	-		2		-		-		-		-		2
Interest rate hedge amortization	-		-		-		-		3		-		3
Fair value adjustment of redeemable stock	-		(13)		-		-		-		-		(13)
Treasury stock, net	-		-		-		-		-		-		-
Net income	-		-		-		-		-		2		2
Currency translation	-		-		-		-		6		-		6
Defined benefit pension and retiree health benefit plans, net of tax	-		-		-		-		(8)		-		(8)
Balance at September 29, 2012	$1		$131		$(2)		$3		$(47)		$(561)		$(475)

See notes to consolidated financial statements.

Berry Plastics Group, Inc.
   Consolidated Statements of Cash Flows
(in millions of dollars)

	Fiscal years ended
	September 29, 2012	October 1, 2011	October 2, 2010

Cash Flows from Operating Activities:
Net income (loss)	$2	$(299)	$(113)
Adjustments to reconcile net cash from operating activities:
Depreciation	246	238	210
Amortization of intangibles	109	106	107
Non-cash interest expense	24	21	31
Write-off of deferred financing fees and loss on extinguishment of debt	-	68	1
Non-cash gain on debt repurchase	(1)	(4)	(13)
Deferred income taxes	1	(51)	(52)
Impairment of long-lived assets and goodwill	20	200	19
Other non-cash items	6	(3)	(14)
Changes in operating assets and liabilities:
Accounts receivable, net	95	(11)	(41)
Inventories	37	59	(118)
Prepaid expenses and other assets	(7)	25	12
Accounts payable and other liabilities	(53)	(22)	83
Net cash from operating activities	479	327	112

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(230)	(160)	(223)
Proceeds from disposal of assets	30	5	29
Acquisitions of business, net of cash acquired	(55)	(368)	(658)
Net cash from investing activities	(255)	(523)	(852)

Cash Flows from Financing Activities:
Proceeds from long-term borrowings	2	995	1,097
Purchase of common stock	(6)	(2)	(3)
Repayment of long-term debt	(175)	(880)	(178)
Debt financing costs	-	(23)	(38)
Net cash from financing activities	(179)	90	878
Effect of currency translation on cash	-	-	-
Net increase (decrease) in cash and cash equivalents	45	(106)	138
Cash and cash equivalents at beginning of period	42	148	10
Cash and cash equivalents at end of period	$87	$42	$148

See notes to consolidated financial statements.

Berry Plastics Group, Inc.
Notes to Consolidated Financial Statements
(in millions of dollars, except as otherwise noted)

1.  Basis of Presentation and Summary of Significant Accounting Policies

Background

Berry Plastics Group, Inc. (“Berry” or the “Company”) is a leading provider of value-added plastic consumer packaging and engineered materials with a track record of delivering high-quality customized solutions to our customers.  Representative examples of our products include thermoform drink cups, thin-wall containers, blow-molded bottles, specialty closures, prescription vials, specialty plastic films, adhesives and corrosion protection materials.  We sell our solutions predominantly into consumer-oriented end-markets, such as food and beverage, healthcare and personal care.

Initial Public Offering and Stock Split

In October 2012, we filed an initial public offering and sold 29,411,764 shares of common stock at $16.00 per share.   Proceeds, net of underwriting fees, of $444 and cash from operations were used to repurchase $455 of 11% Senior Subordinated Notes due September 2016.  In conjunction with the initial public offering the Company executed a 12.25 for one stock split of the Company’s common stock.  The effect of the stock split on outstanding shares and earnings per share has been retroactively applied to all periods presented.

Basis of Presentation

Berry is majority owned by affiliates of Apollo Management, L.P. (“Apollo”) and Graham Partners (“Graham”).  Periods presented in these financial statements include fiscal periods ending September 29, 2012 (“fiscal 2012”), October 1, 2011 (“fiscal 2011”), and October 2, 2010 (“fiscal 2010”).  Berry, through its wholly-owned subsidiaries operates in four primary segments:  Rigid Open Top, Rigid Closed Top, Engineered Materials, and Flexible Packaging.  The Company’s customers are located principally throughout the United States, without significant concentration in any one region or with any one customer.  The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral.  The Company’s fiscal year is based on fifty-two or fifty-three week periods.  Fiscal 2010 represents a fifty-three week period. The Company has evaluated subsequent events through the date the financial statements were issued.

Consolidation

The consolidated financial statements include the accounts of Berry and its subsidiaries, all of which includes our wholly owned and majority owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.  Where our ownership of consolidated subsidiaries is less than 100% the non-controlling interests are reflected in stockholders’ equity.

Revenue Recognition

Revenue from the sales of products is recognized at the time title and risks and rewards of ownership pass to the customer (either when the products reach the free-on-board shipping point or destination depending on the contractual terms), there is persuasive evidence of an arrangement, the sales price is fixed and determinable and collection is reasonably assured.  Provisions for certain rebates, sales incentives, trade promotions, coupons, product returns and discounts to customers are accounted for as reductions in gross sales to arrive at net sales.  In accordance with the Revenue Recognition standards of the Accounting Standards Codification (“Codification” or “ASC”), the Company provides for these items as reductions of revenue at the later of the date of the sale or the date the incentive is offered.  These provisions are based on estimates derived from current program requirements and historical experience.

Shipping, handling, purchasing, receiving, inspecting, warehousing, and other costs of distribution are presented in cost of goods sold in the statements of operations.  The Company classifies amounts charged to its customers for shipping and handling in Net sales in the Consolidated Statement of Operations.

Vendor Rebates, Purchases of Raw Materials and Concentration of Risk

The Company receives consideration in the form of rebates from certain vendors.  The Company accrues these as a reduction of inventory cost as earned under existing programs, and reflects as a reduction of cost of goods sold at the time that the related underlying inventory is sold to customers.

The largest supplier of the Company’s total resin material requirements represented approximately 20% of purchases in fiscal 2012.  The Company uses a variety of suppliers to meet its resin requirements.

Research and Development

Research and development costs are expensed when incurred.  The Company incurred research and development expenditures of $25, $20, and $21 in fiscal 2012, 2011, and 2010, respectively.

Stock-Based Compensation

The compensation guidance of the FASB requires that the compensation cost relating to share-based payment transactions be recognized in financial statements based on alternative fair value models.  The share-based compensation cost is measured based on the fair value of the equity or liability instruments issued.  As of fiscal 2012, the Company has one share-based compensation plan, the 2006 Equity Incentive Plan, which is more fully described in Note 12.  The Company recorded total stock compensation expense of $2, $2, and $1 for fiscal 2012, 2011 and 2010, respectively.

The Company utilizes the Black-Scholes option valuation model for estimating the fair value of the stock options.  The model allows for the use of a range of assumptions.  Expected volatilities utilized in the Black-Scholes model are based on implied volatilities from traded stocks of peer companies. Similarly, the dividend yield is based on historical experience and the estimate of future dividend yields.  The risk-free interest rate is derived from the U.S. Treasury yield curve in effect at the time of grant.  The expected lives of the grants are derived from historical experience and expected behavior.  The fair value for options granted has been estimated at the date of grant using a Black-Scholes model, with the following weighted average assumptions:

	Fiscal year
	2012	2011	2010
Risk-free interest rate	0.6 - 0.9%	1.3%	2.6%
Dividend yield	0.0%	0.0%	0.0%
Volatility factor	.38	.32 - .34	.33
Expected option life	5 years	5 years	5 years

In connection with the initial public offering, the Company adopted the Berry Plastics Group, Inc. 2012 Long-Term Incentive Plan, (the “2012 Plan”).  The purposes of the 2012 Plan are to further the growth of the Company and to reward and incentivize the outstanding performance of our key employees, directors, consultants and other service providers by aligning their interests with those of stockholders through equity-based compensation and enhanced opportunities for ownership of shares of our common stock.  The 2012 Plan will be administered by our board of directors and/or the compensation committee thereof, or such other committee of the board of directors as the board of directors may from time to time designate (the committee administering the 2012 Plan is referred to in this description as the “committee”).  Among other things, the committee will have the authority to select individuals to whom awards may be granted, to determine the type of awards, to determine the terms and conditions of any such awards, to interpret the terms and provisions of the 2012 Plan and awards granted thereunder and to otherwise administer the plan.  Persons who serve or agree to serve as employees of, directors of, consultants to or other service providers of Berry Plastics Group, Inc. on the date of the grant will be eligible to be granted awards under the 2012 Plan.  The 2012 Plan authorizes the issuance of up to 9,297,750 shares of common stock pursuant to the grant or exercise of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units and other equity-based awards.  The maximum number of shares of common stock pursuant to incentive stock options will be 929,775 shares of common stock.

Foreign Currency

For the non-U.S. subsidiaries that account in a functional currency other than U.S. Dollars, assets and liabilities are translated into U.S. Dollars using period-end exchange rates.  Sales and expenses are translated at the average exchange rates in effect during the period.  Foreign currency translation gains and losses are included as a component of Accumulated other comprehensive income (loss) within stockholders’ equity.  Gains and losses resulting from foreign currency transactions, the amounts of which are not material in any period presented are included in the Consolidated Statements of Operations.

Cash and Cash Equivalents

All highly liquid investments purchased with a maturity of three months or less from the time of purchase are considered to be cash equivalents.

Allowance for Doubtful Accounts

The Company’s accounts receivable and related allowance for doubtful accounts are analyzed in detail on a quarterly basis and all significant customers with delinquent balances are reviewed to determine future collectibility.  The determinations are based on legal issues (such as bankruptcy status), past history, current financial and credit agency reports, and the experience of the credit representatives.  Reserves are established in the quarter in which the Company makes the determination that the account is deemed uncollectible.  The Company maintains additional reserves based on its historical bad debt experience.  The following table summarizes the activity for fiscal 2012, 2011 and 2010 for the allowance for doubtful accounts:
	2012	2011	2010
Allowance for doubtful accounts, beginning	$4	$4	$3
Bad debt expense	1	1	2
Write-offs against allowance	(2)	(1)	(1)
Allowance for doubtful accounts, ending	$3	$4	$4

Inventories

Inventories are stated at the lower of cost or market and are valued using the first-in, first-out method.  Management periodically reviews inventory balances, using recent and future expected sales to identify slow-moving and/or obsolete items. The cost of spare parts inventory is charged to manufacturing overhead expense when incurred.  We evaluate our reserve for inventory obsolescence on a quarterly basis and review inventory on-hand to determine future salability.  We base our determinations on the age of the inventory and the experience of our personnel.  We reserve inventory that we deem to be not salable in the quarter in which we make the determination.  We believe, based on past history and our policies and procedures, that our net inventory is salable.  Inventory as of fiscal 2012 and 2011 was:

Inventories:	2012	2011
Finished goods	$306	$338
Raw materials	229	240
	$535	$578

Property, Plant and Equipment

Property, plant and equipment are stated at cost.  Depreciation is computed primarily by the straight-line method over the estimated useful lives of the assets ranging from 15 to 25 years for buildings and improvements and two to 10 years for machinery, equipment, and tooling.  Leasehold improvements are depreciated over the shorter of the useful life of the improvement or the lease term.  Repairs and maintenance costs are charged to expense as incurred.  The Company capitalized interest of $5, $3, and $2 in fiscal 2012, 2011, and 2010, respectively.  Property, plant and equipment as of fiscal 2012 and 2011 was:

Property, plant and equipment:	2012	2011
Land, buildings and improvements	$281	$268
Equipment and construction in progress	2,019	1,836
	2,300	2,104
Less accumulated depreciation	1,084	854
	$1,216	$1,250

Long-lived Assets

Long-lived assets, including property, plant and equipment and definite lived intangible assets are reviewed for impairment at the product line level in accordance with the Property, Plant and Equipment standard of the ASC whenever facts and circumstances indicate that the carrying amount may not be recoverable.  Specifically, this process involves comparing an asset’s carrying value to the estimated undiscounted future cash flows the asset is expected to generate over its remaining life.  If this process were to result in the conclusion that the carrying value of a long-lived asset would not be recoverable, a write-down of the asset to fair value would be recorded through a charge to operations.  Fair value is determined based upon discounted cash flows or appraisals as appropriate.  Long-lived assets that are held for sale are reported at the lower of the assets’ carrying amount or fair value less costs related to the assets’ disposition.  In connection with our facility rationalizations, we recorded impairment charges totaling $20, $35, and $19 to write-down long-lived assets to their net realizable valuables during fiscal years 2012, 2011, and 2010 respectively.

Goodwill

The Company follows the principles provided by the Goodwill and Other Intangibles standard of the ASC. Goodwill is not amortized but rather tested annually for impairment. The Company performs their annual impairment test on the first day of the fourth quarter in each respective fiscal year.  For purposes of conducting our annual goodwill impairment test, the Company determined that we have five reporting units, Open Top, Rigid Closed Top, Engineered Films, Flexible Packaging and Tapes.  Tapes and Engineered Films comprise the Engineered Materials operating segment.  We determined that each of the components within our respective reporting units have similar economic characteristics and therefore should be aggregated.  We reached this conclusion because within each of our reporting units, we have similar products and production processes which allow us to share assets and resources across the product lines.  We regularly re-align our production equipment and manufacturing facilities in order to take advantage of cost savings opportunities, obtain synergies and create manufacturing efficiencies.  In addition, we utilize our research and development centers, design center, tool shops, and graphics center which all provide benefits to each of the reporting units and work on new products that can not only benefit one product line, but can benefit multiple product lines.  We also believe that the goodwill is recoverable from the overall operations of the unit given the similarity in production processes, synergies from leveraging the combined resources, common raw materials, common research and development, similar margins and similar distribution methodologies.  In fiscal 2012 the Company completed its annual test and determined no impairment existed.  In fiscal 2011 the Company completed the annual impairment and determined the carrying value of the Specialty Films division, which is now included in Engineered Materials and Flexible Packaging, exceeded its fair value.  The Company performed the second step of its evaluation to calculate the impairment and as a result recorded a goodwill impairment charge of $165 in Restructuring and impairment charges on the Consolidated Statement of Operations in fiscal 2011.  In fiscal 2011, we experienced a base volume decline of 11% in out Engineered Materials and Flexible Packaging segments.  This base volume decline of 11% occurred because of a pricing strategy that we implemented in our second fiscal quarter and continued throughout the remainder of 2011.

The changes in the carrying amount of goodwill by reportable segment are as follows:

	Rigid Open Top	Rigid Closed Top	Engineered Materials	Flexible Packaging	Total
Balance as of fiscal 2010	$682	$771	$134	$113	$1,700
Adjustment for income taxes	-	6	4	-	10
Foreign currency translation adjustment	-	(1)	-	-	(1)
Impairment of goodwill	-	-	(88)	(77)	(165)
Goodwill from acquisitions	(1)	43	5	4	51
Balance as of fiscal 2011	$681	$819	$55	$40	$1,595

Adjustment for income taxes	-	-	-	-	-
Foreign currency translation adjustment	-	2	-	-	2
Goodwill from acquisitions	-	11	18	-	29
Balance as of fiscal 2012	$681	$832	$73	$40	$1,626

Deferred Financing Fees

Deferred financing fees are being amortized to interest expense using the effective interest method over the lives of the respective debt agreements.

Intangible Assets

 Customer relationships are being amortized using an accelerated amortization method which corresponds with the customer attrition rates used in the initial valuation of the intangibles over the estimated life of the relationships which range from 11 to 20 years.  Technology intangibles are being amortized using the straight-line method over the estimated life of the technology which is 11 years.  License intangibles are being amortized using the straight-line method over the life of the license which is 10 years.  Patent intangibles are being amortized using the straight-line method over the shorter of the estimated life of the technology or the patent expiration date ranging from 10 to 20 years, with a weighted-average life of 15 years.  The Company evaluates the remaining useful life of intangible assets on a periodic basis to determine whether events and circumstances warrant a revision to the remaining useful life.  Trademarks that are expected to remain in use, which are indefinite lived intangible assets, are required to be reviewed for impairment annually.  We completed the annual impairment test of our indefinite lived tradenames and noted no impairment.  As discussed in Note 10, the Company recorded a $17 impairment charge related to the exit of its building products operations.

	Customer Relationships	Trademarks	Other Intangibles	Accumulated Amortization	Total
Balance as of fiscal 2010	$1,145	$277	$76	$(396)	$1,102
Adjustment for income taxes	-	-	(4)	-	(4)
Amortization expense	-	-	-	(106)	(106)
Acquisition intangibles	33	9	10	-	52
Balance as of fiscal 2011	$1,178	$286	$82	$(502)	$1,044

Adjustment for income taxes	-	-	(4)	-	(4)
Write-off of fully amortized intangibles	-	-	(7)	7	-
Amortization expense	-	-	-	(109)	(109)
Impairment of intangibles	(37)	-	-	20	(17)
Acquisition intangibles	12	3	28	-	43
Balance as of fiscal 2012	$1,153	$289	$99	$(584)	$957

Insurable Liabilities

The Company records liabilities for the self-insured portion of workers’ compensation, health, product, general and auto liabilities.  The determination of these liabilities and related expenses is dependent on claims experience.  For most of these liabilities, claims incurred but not yet reported are estimated by utilizing actuarial valuations based upon historical claims experience.

Income Taxes

The Company accounts for income taxes under the asset and liability approach, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequence of events that have been recognized in the Company’s financial statements or income tax returns.  Income taxes are recognized during the period in which the underlying transactions are recorded.  Deferred taxes, with the exception of non-deductible goodwill, are provided for temporary differences between amounts of assets and liabilities as recorded for financial reporting purposes and such amounts as measured by tax laws.  If the Company determines that a deferred tax asset arising from temporary differences is not likely to be utilized, the Company will establish a valuation allowance against that asset to record it at its expected realizable value.  The Company recognizes uncertain tax positions when it is more likely than not that the tax position will be sustained upon examination by relevant taxing authorities, based on the technical merits of the position. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement.  The Company’s effective tax rate is dependent on many factors including:  the impact of enacted tax laws in jurisdictions in which the Company operates; the amount of earnings by jurisdiction, due to varying tax rates in each country; and the Company’s ability to utilize foreign tax credits related to foreign taxes paid on foreign earnings that will be remitted to the United States.

Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive losses.  Other comprehensive losses include net unrealized gains or losses resulting from currency translations of foreign subsidiaries, changes in the value of our derivative instruments and adjustments to the pension liability.

The accumulated balances related to each component of other comprehensive income (loss) were as follows (amounts below are net of taxes):

	Currency Translation	Defined Benefit Pension and Retiree Health Benefit Plans	Interest Rate Hedges	Accumulated Other Comprehensive Loss
Balance as of fiscal 2010	$(11)	$(12)	$-	$(23)
Other comprehensive loss	(10)	(14)	(8)	(32)
Tax expense (benefit)	-	5	2	7
Balance as of fiscal 2011	$(21)	$(21)	$(6)	$(48)

Other comprehensive income (loss)	6	(14)	4	(4)
Tax expense (benefit)	-	6	(1)	5
Balance as of fiscal 2012	$(15)	$(29)	$(3)	$(47)

Accrued Rebates

The Company offers various rebates to customers based on purchases.  These rebate programs are individually negotiated with customers and contain a variety of different terms and conditions.  Certain rebates are calculated as flat percentages of purchases, while others included tiered volume incentives.  These rebates may be payable monthly, quarterly, or annually.  The calculation of the accrued rebate balance involves significant management estimates, especially where the terms of the rebate involve tiered volume levels that require estimates of expected annual sales.  These provisions are based on estimates derived from current program requirements and historical experience.  The accrual for customer rebates was $68 and $60 at the end of fiscal 2012 and 2011, respectively and is included in Accrued expenses and other current liabilities.

Pension

Pension benefit costs include assumptions for the discount rate, retirement age, and expected return on plan assets.  Retiree medical plan costs include assumptions for the discount rate, retirement age, and health-care-cost trend rates.  Periodically, the Company evaluates the discount rate and the expected return on plan assets in its defined benefit pension and retiree health benefit plans.  In evaluating these assumptions, the Company considers many factors, including an evaluation of the discount rates, expected return on plan assets and the health-care-cost trend rates of other companies; historical assumptions compared with actual results; an analysis of current market conditions and asset allocations; and the views of advisers.

Net Income (Loss) Per Share

The Company calculates basis net income (loss) per share based on the weighted-average number of outstanding common shares.  The Company calculates diluted net income (loss) per share based on the weighted-average number of outstanding common shares plus the effect of dilutive securities.

Use of Estimates

The preparation of the financial statements in conformity with U.S. generally accepted accounting principles requires management to make extensive use of estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of sales and expenses.  Actual results could differ materially from these estimates.  Changes in estimates are recorded in results of operations in the period that the event or circumstances giving rise to such changes occur.

Recently Issued Accounting Pronouncements

In June 2011, the FASB issued Accounting Standards Update No. 2011-05: Comprehensive Income (“ASU 2011-05”). ASU 2011-05 amends current presentation guidance by eliminating the option for an entity to present the components of comprehensive income as part of the statement of changes in stockholder's equity and requires presentation of comprehensive income in a single continuous financial statement or in two separate but consecutive financial statements. The amendments in ASU 2011-05 do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The Company adopted this standard on January 1, 2012 and has included the comprehensive income in a single continuous financial statement within its consolidated financial statements.

In September 2011, the FASB issued Accounting Standards Update No. 2011-08: Testing for Goodwill Impairment (“ASU 2011-08”). ASU 2011-08 amends current goodwill impairment testing guidance by providing entities with an option to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. ASU 2011-08 will be effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  The adoption of ASU 2011-08 is not expected to have a material impact on the Company's consolidated financial statements.

In December 2011, the FASB issued Accounting Standards Update No. 2011-12: Comprehensive Income (Topic 220), Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (“ASU 2011-12”). This ASU 2011-12 defers the ASU 2011-05 requirement that companies present reclassification adjustments for each component of accumulated other comprehensive income (AOCI) in both net income and other comprehensive income (OCI) on the face of the financial statements.  Companies are still required to present reclassifications out of AOCI on the face of the financial statements or disclose those amounts in the notes to the financial statements.  The ASU also defers the requirement to report reclassification adjustments in interim periods.  The Company adopted this standard on January 1, 2012 and has included the comprehensive income in a single continuous financial statement within its consolidated financial statements.

In July 2012, the FASB issued Accounting Standards Update No. 2012-02: Intangibles – Goodwill and Other (Topic 350), Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”).   This ASU 2012-02 adds on optional qualitative assessment for determining whether an indefinite-lived intangible asset is impaired, similar to the goodwill guidance issued in ASU 2011-08.  Companies have the option to first perform a qualitative assessment to determine whether it is more likely than not (a likelihood of more than 50%) that an indefinite-lived intangible asset is impaired.  If a company determines that it is more likely than not that the fair value of such an asset exceeds its carrying value amount, it would not need to calculate the fair value of the asset in that year.  However, if a company concludes otherwise, it must calculate the fair value of the asset, compare that value with its carrying amount and record an impairment charge, if any.  ASU 2012-02 becomes effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  The adoption of ASU 2012-02 is not expected to have a material impact on the Company’s consolidated financial statements.

2. Acquisitions

The Company maintains a selective and disciplined acquisition strategy, which is focused on improving our long-term financial performance, enhancing our market positions, and expanding our product lines or, in some cases, providing us with a new or complementary product line.  Most businesses we have acquired had profit margins that are lower than that of our existing business, which resulted in a temporary decrease in our margins.  The Company has historically achieved significant reductions in manufacturing and overhead costs of acquired companies by introducing advanced manufacturing processes, exiting low-margin businesses or product lines, reducing headcount, rationalizing facilities and machinery, applying best practices and capitalizing on economies of scale.  In connection with our acquisitions, we have in the past and may in the future incur charges related to these reductions and rationalizations.

The Company has a long history of acquiring and integrating companies.  The Company has been able to achieve these synergies by eliminating duplicative costs and rationalizing facilities and integrating the production into the most efficient operating facility.  While the expected benefits on earnings are estimated at the commencement of each transaction, once the execution of the plan and integration occur, the Company is generally unable to accurately estimate or track what the ultimate effects on future earnings have been due to systems integrations and movement of activities to multiple facilities.  The historical business combinations have not allowed the Company to accurately separate realized synergies compared to what was initially identified during the due diligence phase of each acquisition.

Stopaq®

In June 2012, the Company acquired 100% of the shares of Frans Nooren Beheer B.V. and its operating companies (“Stopaq”) for a purchase price of $65 ($62, net of cash acquired).  Stopaq is the inventor and manufacturer of patented visco-elastic technologies for use in corrosion prevention, sealing and insulation applications ranging from pipelines to subsea piles to rail and cable joints. The newly added business is operated in the Company’s Engineered Materials reporting segment.  To finance the purchase, the Company used cash on hand and existing credit facilities.  The Stopaq acquisition has been accounted for under the purchase method of accounting, and accordingly, the preliminary purchase price has been allocated to the identifiable assets and liabilities based on estimated fair values at the acquisition date.  The Company has not finalized the purchase price allocation to the fair value on fixed assets, deferred income taxes, intangibles and is reviewing all the working capital acquired.  The Company has recognized goodwill on this transaction as a result of expected synergies.  A portion of the goodwill will not be deductible for tax purposes.

Rexam Specialty and Beverage Closures

In September 2011, the Company acquired 100% of the capital stock of Rexam Closures Kentucky Inc., Rexam Delta Inc., Rexam Closures LLC, Rexam Closure Systems LLC, Rexam de Mexico S. de R.L. de C.V., Rexam Singapore PTE Ltd., Rexam Participacoes Ltda. and Rexam Plasticos do Brasil Ltda. (collectively, “Rexam SBC”) pursuant to an Equity Purchase Agreement by and among Rexam Inc., Rexam Closures and Containers Inc., Rexam Closure Systems Inc., Rexam Plastic Packaging Inc., Rexam Brazil Closure Inc., Rexam Beverage Can South America S.A. and the Company.  The aggregate purchase price was $351 ($340, net of cash acquired).  Rexam SBC’s primary products include plastic closures, fitments and dispensing closure systems, and jars.  The newly added business is operated in the Company’s Rigid Closed Top reporting segment.  To finance the purchase, the Company used cash on hand and existing credit facilities.  The Rexam SBC acquisition has been accounted for under the purchase method of accounting, and accordingly, the purchase price has been allocated to the identifiable assets and liabilities based on estimated fair values at the acquisition date.

The acquisition was accounted for as a business combination using the purchase method of accounting. The Company has recognized goodwill on this transaction as a result of expected synergies.  A portion of the goodwill will not be deductible for tax purposes.  The following table summarizes the allocation of purchase price:

Working capital	$80
Property and equipment	199
Intangible assets	43
Goodwill	60
Other long-term liabilities	(31)
Net assets acquired	$351

Pro forma net sales were $4,996 and $4,943 and unaudited pro forma net losses were $307 and $186 for fiscal 2011 and 2010, respectively.  The pro forma net sales and net loss assume that the Rexam SBC and Pliant Corporation acquisition had occurred as of the beginning of the respective periods.

The pro forma information presented above is for informational purposes only and is not necessarily indicative of the operating results that would have occurred had the Rexam SBC acquisition been consummated at the beginning of the respective period, nor is it necessarily indicative of future operating results.  Further, the information reflects only pro forma adjustments for additional interest expense, amortization and closing expenses, net of the applicable income tax effects.

3.  Long-Term Debt

Long-term debt consists of the following as of fiscal year-end 2012 and 2011:

	Maturity Date	2012	2011
Term loan	April 2015	$1,134	$1,146
Revolving line of credit	June 2016	73	195
First Priority Senior Secured Floating Rate Notes	February 2015	681	681
8¼% First Priority Notes	November 2015	370	370
Second Priority Senior Secured Floating Rate Notes	September 2014	210	210
9 1/2% Second Priority Notes	May 2018	500	500
Senior Unsecured Term Loan	June 2014	39	56
9¾% Second Priority Notes	January 2021	800	800
10¼% Senior Subordinated Notes	March 2016	127	127
11% Senior Subordinated Notes	September 2016	455	455
Debt discount, net		(9)	(13)
Capital leases and other	Various	91	100
		4,471	4,627
Less current portion of long-term debt		(40)	(46)
		$4,431	$4,581

Berry Plastics Corporation Senior Secured Credit Facility

In fiscal 2007, the Berry Plastics Corporation entered into senior secured credit facilities that include a term loan in the principal amount of $1,200 term loan and a revolving credit facility (“Credit Facility”), which was amended in June 2011 to increase the commitments under its revolving credit facility by $150 to a total of $650 and extended the maturity to June 2016, subject to certain conditions.  The Credit Facility provides borrowing availability equal to the lesser of (a) $650 or (b) the borrowing base, which is a function, among other things, of the Company’s accounts receivable and inventory.

The borrowings under the senior secured credit facilities bear interest at a rate equal to an applicable margin plus, as determined at the Company’s option, either (a) a base rate determined by reference to the higher of (1) the prime rate of Credit Suisse, Cayman Islands Branch, as administrative agent, in the case of the term loan facility or Bank of America, N.A., as administrative agent, in the case of the revolving credit facility and (2) the U.S. federal funds rate plus 1/2 of 1% or (b) LIBOR (0.36% for the term loan as of fiscal 2012) determined by reference to the costs of funds for eurodollar deposits in dollars in the London interbank market for the interest period relevant to such borrowing Bank Compliance for certain additional costs.  The applicable margin for LIBOR rate borrowings under the revolving credit facility range from 1.75% to 2.25% and for the term loan is 2.00%.  The initial applicable margin for base rate borrowings under the revolving credit facility is 0% and under the term loan is 1.00%.

The term loan facility requires minimum quarterly principal payments of $3 for the first eight years, which commenced in June 2007, with the remaining amount payable in April 2015. In addition, the Company must prepay the outstanding term loan, subject to certain exceptions, with (1) beginning with the Company’s first fiscal year after the closing, 50% (which percentage is subject to a minimum of 0% upon the achievement of certain leverage ratios) of excess cash flow (as defined in the credit agreement); and (2) 100% of the net cash proceeds of all non-ordinary course asset sales and casualty and condemnation events, if the Company does not reinvest or commit to reinvest those proceeds in assets to be used in its business or to make certain other permitted investments within 15 months, subject to certain limitations.

In addition to paying interest on outstanding principal under the senior secured credit facilities, the Company is required to pay a commitment fee to the lenders under the revolving credit facilities in respect of the unutilized commitments thereunder at a rate equal to 0.375% to 0.50% per annum depending on the average daily available unused borrowing capacity. The Company also pays a customary letter of credit fee, including a fronting fee of 0.125% per annum of the stated amount of each outstanding letter of credit, and customary agency fees.

The Company may voluntarily repay outstanding loans under the senior secured credit facilities at any time without premium or penalty, other than customary “breakage” costs with respect to eurodollar loans.  The senior secured credit facilities contain various restrictive covenants that, among other things and subject to specified exceptions, prohibit the Company from prepaying other indebtedness, and restrict its ability to incur indebtedness or liens, make investments or declare or pay any dividends.  All obligations under the senior secured credit facilities are unconditionally guaranteed by the Company and, subject to certain exceptions, each of the Company’s existing and future direct and indirect domestic subsidiaries. The guarantees of those obligations are secured by substantially all of the Company’s assets as well as those of each domestic subsidiary guarantor.

The Company’s fixed charge coverage ratio, as defined in the revolving credit facility, is calculated based on a numerator consisting of adjusted EBITDA less pro forma adjustments, income taxes paid in cash and capital expenditures, and a denominator consisting of scheduled principal payments in respect of indebtedness for borrowed money, interest expense and certain distributions.  We are obligated to sustain a minimum fixed charge coverage ratio of 1.0 to 1.0 under the revolving credit facility at any time when the aggregate unused capacity under the revolving credit facility is less than 10% of the lesser of the revolving credit facility commitments and the borrowing base (and for 10 business days following the date upon which availability exceeds such threshold) or during the continuation of an event of default.  At the end of fiscal 2012, the Company had unused borrowing capacity of $426 under the revolving credit facility subject to a borrowing base and thus was not subject to the minimum fixed charge coverage ratio covenant.  The fixed charge ratio was 1.7 to 1.0, at the end of fiscal 2012.

Despite not having financial maintenance covenants, our debt agreements contain certain negative covenants.  The failure to comply with these negative covenants could restrict our ability to incur additional indebtedness, effect acquisitions, enter into certain significant business combinations, make distributions or redeem indebtedness.  The term loan facility contains a negative covenant first lien secured leverage ratio covenant of 4.0 to 1.0 on a pro forma basis for a proposed transaction, such as an acquisition or incurrence of additional first lien debt.  Our first lien secured leverage ratio was 2.8 to 1.0 at the end of fiscal 2012.

As of fiscal 2012, there was $73 outstanding on the revolving line of credit and $50 in letters of credit outstanding.  As of fiscal 2012, the Company had unused borrowing capacity of $426 under the revolving line of credit subject to the Company’s borrowing base calculations.

Future maturities of long-term debt as of fiscal year-end 2012 are as follows:

2013	$ 40
2014	281
2015	1,813
2016	1,035
2017	4
Thereafter	1,307
$4,480

Interest paid was $288, $300, and $244 in fiscal 2012, 2011, and 2010, respectively.

In October 2012, the Company filed an initial public offering and sold 29,411,764 shares of common stock at $16.00 per share.  Proceeds, net of underwriting fees, of $444 and cash from operations were used to repurchase $455 of 11% Senior Subordinated Notes due September 2016.

In fiscal 2012 and 2010, BP Parallel LLC (“BP Parallel”), a non-guarantor subsidiary of the Company, invested $4 and $25 to purchase assignments from non-affiliated third parties at then-prevailing market prices of $5 and $33 of principal of the Senior Unsecured Term Loan, respectively.  We recognized a net gain of $1 and $8 on the repurchase of the Senior Unsecured Term Loan in fiscal 2012 and 2010, respectively which is recorded in Other expense (income) in our Consolidated Statements of Operations.  BP Parallel did not purchase assignments of the Senior Unsecured Term Loan in 2011.

4. Financial Instruments and Fair Value Measurements

As part of the overall risk management, the Company uses derivative instruments to reduce exposure to changes in interest rates attributed to the Company’s floating-rate borrowings.  For those derivative instruments that are designated and qualify as hedging instruments, the Company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge, or a hedge of a net investment in a foreign operation.  To the extent hedging relationships are found to be effective, as determined by FASB guidance, changes in fair value of the derivatives are offset by changes in the fair value of the related hedged item are recorded to Accumulated other comprehensive loss. Management believes hedge effectiveness is evaluated properly in preparation of the financial statements.

Cash Flow Hedging Strategy

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is reported as a component of Accumulated other comprehensive loss and reclassified into earnings in the same line item associated with the forecasted transaction and in the same period or periods during which the hedged transaction affects earnings.

In November 2010, the Company entered into two separate interest rate swap transactions to manage cash flow variability associated with $1 billion of the outstanding variable rate term loan debt (the “2010 Swaps”).  The first agreement had a notional amount of $500 and became effective in November 2010.  The agreement swaps three month variable LIBOR contracts for a fixed three year rate of 0.8925% and expires in November 2013.  The second agreement had a notional amount of $500 and became effective in December 2010.  The agreement swaps three month variable LIBOR contracts for a fixed three year rate of 1.0235% and expires in November 2013.  In August 2011, the Company began utilizing 1-month LIBOR contracts for the underlying senior secured credit facility.  The Company’s change in interest rate selection caused the Company to lose hedge accounting on both of the interest rate swaps.  The Company recorded changes in fair value in the Consolidated Statement of Operations and will amortize the previously recorded unrealized losses of $3, net of tax as of fiscal year-end  2012 to Interest expense through the end of the respective swap agreements.

Liability Derivatives
Derivatives not designated as hedging instruments under FASB guidance	Balance Sheet Location	2012	2011
Interest rate swaps – 2010 Swaps	Other long-term liabilities	$7	$8

The effect of the derivative instruments on the Consolidated Statement of Operations are as follows:

Derivatives not designated as hedging instruments under FASB guidance	Statement of Operations Location	2012	2011
Interest rate swaps – 2010 Swaps	Other expense (income)	$-	$(2)
	Interest expense	$4	$1

The Fair Value Measurements and Disclosures section of the ASC defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, and establishes a framework for measuring fair value.  This section also establishes a three-level hierarchy (Level 1, 2, or 3) for fair value measurements based upon the observability of inputs to the valuation of an asset or liability as of the measurement date.  This section also requires the consideration of the counterparty’s or the Company’s nonperformance risk when assessing fair value.

The Company’s interest rate swap fair values were determined using Level 2 inputs as other significant observable inputs were not available.

The Company’s financial instruments consist primarily of cash and cash equivalents, investments, long-term debt, interest rate swap agreements and capital lease obligations.  The fair value of our investments exceeded book value as of fiscal 2012 and 2011, by $80 and $159, respectively.  The following table summarizes our long-term indebtedness for which the book value was in excess of the fair value:

	2012	2011
First Priority Senior Secured Floating Rate Notes	-	61
9 ½% Second Priority Notes	-	83
9¾% Second Priority Notes	-	140
Second Priority Senior Secured Floating Rate Notes	1	38
Senior Unsecured Term Loan	6	8
11% Senior Subordinated Notes	-	64
10 ¼% Senior Subordinated Notes	-	18

Redeemable Common Stock

The Company has common stock outstanding to former employees that will be repurchased by the Company.  Redemption of this common stock will be based on the fair value of the stock on the fixed redemption date and this redemption is out of the control of the Company.  This redeemable common stock is recorded at its fair value in temporary equity and changes in the fair value are recorded in additional paid in capital each period.  Under the 2006 Equity Incentive Plan, the exercise price for option awards is the fair market value of common stock on the date of grant.  Historically, the fair market value of a share of common stock was determined by the Board of Directors by applying industry-appropriate multiples to EBITDA.  This valuation took into account a level of net debt that excluded cash required for working capital purposes. The categorization of the framework used to price these liabilities is considered a Level 3, due to the subjective nature of the unobservable inputs used to determine the fair value.  Subsequent to the initial public offering, the redemption requirement terminated and the Company no longer will be required to repurchase these shares.  The fair value as of the end of fiscal 2012 and 2011 was $23 and $16, respectively.

 Non-recurring Fair Value Measurements

The Company has certain assets that are measured at fair value on a non-recurring basis under the circumstances and events described in Note 1 and Note 10.  The assets are adjusted to fair value only when the carrying values exceed the fair values.  The categorization of the framework used to price the assets is considered a Level 3, due to the subjective nature of the unobservable inputs used to determine the fair value (see Note 1 and 10 for additional discussion).

Included in the following table are the major categories of assets measured at fair value on a non-recurring basis along with the impairment loss recognized on the fair value measurement for the year then ended.

	As of the end of fiscal 2012
	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs	Total	Impairment Loss
Indefinite-lived trademarks	$-	$-	$220	$220	$-
Goodwill	-	-	1,626	1,626	-
Definite lived intangibles	-	-	737	737	17
Property, plant, and equipment	-	-	1,216	1,216	3
Total	$-	$-	$3,799	$3,799	$20

	As of the end of fiscal 2011
	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs	Total	Impairment Loss
Indefinite-lived trademarks	$-	$-	$220	$220	$-
Goodwill	-	-	1,595	1,595	165
Property, plant, and equipment	-	-	1,250	1,250	35
Total	$-	$-	$3,065	$3,065	$200

	As of the end of fiscal 2010
	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs	Total	Impairment Loss
Indefinite-lived trademarks	$-	$-	$220	$220	$-
Goodwill	-	-	1,700	1,700	-
Property, plant, and equipment	-	-	1,146	1,146	19
Total	$-	$-	$3,066	$3,066	$19

Valuation of Goodwill and Indefinite Lived Intangible Assets

ASC Topic 350 requires the Company to test goodwill for impairment at least annually using a two-step process.  The first step is a screen for potential impairment, while the second step measures the amount of impairment.  The Company conducts the two-step impairment test on the first day of the fourth fiscal quarter, unless indications of impairment exist during an interim period.  When assessing its goodwill for impairment, the Company utilizes a discounted cash flow analysis in combination with a comparable company market approach to determine the fair value of their reporting units and corroborate the fair values.  The Company utilizes a relief from royalty method to value their indefinite lived trademarks and uses the forecasts that are consistent with those used in the reporting unit analysis.  The Company has five reporting units more fully discussed in Note 1.  In fiscal 2012 and fiscal 2010 the Company performed their annual impairment test and determined no impairment existed.  In fiscal 2011 the Company recorded a goodwill impairment charge of $165 in Restructuring and impairment charges on the Consolidated Statement of Operations.  The Company did not recognize any impairment charges on the definitive lived intangible assets in any of the years presented.

Valuation of Property, Plant and Equipment and Definite Lived Intangible Assets

The Company periodically realigns their manufacturing operations which results in facilities being closed and shut down and equipment transferred to other facilities or equipment being scrapped or sold.  The Company utilizes appraised values to corroborate the fair value of the facilities and has utilized a scrap value based on prior facility shut downs to estimate the fair value of the equipment, which has approximated the actual value that was received.  When impairment indicators exist, the Company will also perform an undiscounted cash flow analysis to determine the recoverability of the Company’s long-lived assets.  The Company wrote-down their property, plant, and equipment with a carrying value of $1,219 to its fair value of $1,216, which resulted in an impairment charge of $3 during fiscal 2012.  The Company wrote-down their property, plant, and equipment with a carrying value of $1,285 to its fair value of $1,250, which resulted in an impairment charge of $35 during fiscal 2011.  The Company wrote-down their property, plant, and equipment with a carrying value of $1,165 to its fair value of $1,146, which resulted in an impairment charge of $19 during fiscal 2010.  The Company recognized an impairment charge of $20 on the property, plant, and equipment and long-lived assets during fiscal 2012.

5.  Goodwill, Intangible Assets and Deferred Costs

 The following table sets forth the gross carrying amount and accumulated amortization of the Company’s goodwill, intangible assets and deferred costs as of the fiscal year-end 2012 and 2011:

	2012	2011	Amortization Period
Deferred financing fees	$104	$104	Respective debt
Accumulated amortization	(51)	(39)
Deferred financing fees, net	53	65

Goodwill	1,626	1,595	Indefinite lived

Customer relationships	1,153	1,178	11 – 20 years
Trademarks (indefinite lived)	220	220	Indefinite lived
Trademarks (definite lived)	69	66	8-15 years
Other intangibles	99	82	10-20 years
Accumulated amortization	(584)	(502)
Intangible assets, net	957	1,044
Total goodwill, intangible assets and deferred costs	$2,636	$2,704

The Company recorded a goodwill impairment charge in the Engineered Materials and Flexible Packaging segments in fiscal 2011.  See Note 1 for further discussion.  Future amortization expense for definite lived intangibles as of fiscal 2012 for the next five fiscal years is $103, $95, $86, $79 and $68 each year for fiscal years ending 2013, 2014, 2015, 2016, and 2017, respectively.

6. Lease and Other Commitments and Contingencies

The Company leases certain property, plant and equipment under long-term lease agreements.  Property, plant, and equipment under capital leases are reflected on the Company’s balance sheet as owned.  The Company entered into new capital lease obligations totaling $45, $29, and $7 during fiscal 2010, 2011, and 2012, respectively, with various lease expiration dates through 2019.  The Company records amortization of capital leases in Cost of goods sold in the Consolidated Statement of Operations.  Assets under operating leases are not recorded on the Company’s balance sheet.  Operating leases expire at various dates in the future with certain leases containing renewal options.  The Company had minimum lease payments or contingent rentals of $15 and $14 and asset retirement obligations of $5 and $6 as of fiscal 2012 and 2011, respectively.  Total rental expense from operating leases was $56, $59, and $56 in fiscal 2012, 2011, and 2010, respectively.

Future minimum lease payments for capital leases and noncancellable operating leases with initial terms in excess of one year as of fiscal year-end 2012, are as follows:

	Capital Leases	Operating Leases
2013	$24	$46
2014	20	36
2015	22	32
2016	11	30
2017	4	26
Thereafter	6	119
	87	$289
Less: amount representing interest	(17)
Present value of net minimum lease payments	$70

In September 2012, the Company entered into a sale-leaseback transaction pursuant to which it sold its warehouse facility located in Lawrence , Kansas.  The Company received net proceeds of $20 and resulted in the Company realizing a deferred gain of $1 which will be offset against the future lease payments over the life of the lease.

The Company is party to various legal proceedings involving routine claims which are incidental to its business.  Although the Company’s legal and financial liability with respect to such proceedings cannot be estimated with certainty, the Company believes that any ultimate liability would not be material to its financial position, results of operations or cash flows.  The Company has various purchase commitments for raw materials, supplies and property and equipment incidental to the ordinary conduct of business.

As the end of fiscal 2012, the Company employed over 15,000 employees.  Approximately 11% of our employees are covered by collective bargaining agreements.  Four of our 12 agreements, covering approximately 1,200 employees, were scheduled for renegotiation in fiscal 2012, and each of them was renegotiated.  The remaining agreements expire after fiscal 2012.

7.  Accrued Expenses, Other Current Liabilities and Other Long-Term Liabilities

The following table sets forth the totals included in Accrued expenses and other current liabilities as of fiscal year-end 2012 and 2011.
	2012	2011
Employee compensation, payroll and other taxes	$95	$101
Interest	60	63
Rebates	68	60
Other	77	62
	$300	$286

The following table sets forth the totals included in Other long-term liabilities as of fiscal year-end 2012 and 2011.

	2012	2011
Lease retirement obligation	$20	$20
Sale-lease back deferred gain	34	35
Pension liability	84	79
Other	28	36
	$166	$170

8.  Income Taxes

The Company is being taxed at the U.S. corporate level as a C-Corporation and has provided U.S. Federal, State and foreign income taxes.

Significant components of income tax expense (benefit) for the fiscal years ended 2012, 2011 and 2010 are as follows:

	2012	2011	2010
Current
United States
Federal	$(3)	$-	$-
State	-	1	3
Non-U.S.	4	3	-
Current income tax provision	1	4	3
Deferred:
United States
Federal	3	(57)	(38)
State	(1)	7	(11)
Non-U.S.	(1)	(1)	(3)
Deferred income tax expense (benefit)	1	(51)	(52)
Expense (benefit) for income taxes	$2	$(47)	$(49)

U.S. income (loss) from continuing operations before income taxes was $2, $(342), and $(140) for fiscal 2012, 2011, and 2010, respectively.  Non-U.S. income (loss) from continuing operations before income taxes was $2, $(4), and $(22) for fiscal 2012, 2011, and 2010, respectively.

The reconciliation between U.S. Federal income taxes at the statutory rate and the Company’s benefit for income taxes on continuing operations for fiscal 2012, 2011, and 2010 are as follows:

	2012	2011	2010
U.S. Federal income tax benefit at the statutory rate	$1	$(121)	$(57)
Adjustments to reconcile to the income tax provision:
U.S. State income tax expense, net of valuation allowance	(1)	8	(8)
Impairment of goodwill	-	58	-
Permanent differences	1	1	2
Transaction costs	-	1	3
Changes in foreign valuation allowance	1	3	3
Rate differences between U.S. and foreign	1	1	4
Other	(1)	2	4
Expense (benefit) for income taxes	$2	$(47)	$(49)

Deferred income taxes result from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes.  The components of the net deferred income tax liability as of fiscal 2012 and 2011 are as follows:

	2012	2011
Deferred tax assets:
Allowance for doubtful accounts	$4	$4
Deferred gain on sale-leaseback	15	15
Accrued liabilities and reserves	60	58
Inventories	8	8
Net operating loss carryforward	393	406
Alternative minimum tax (AMT) credit carryforward	9	8
Other	6	15
Total deferred tax assets	495	514
Valuation allowance	(51)	(43)
Total deferred tax assets, net of valuation allowance	444	471
Deferred tax liabilities:
Property and equipment	190	143
Intangible assets	322	347
Debt extinguishment	132	132
Other	1	4
Total deferred tax liabilities	645	626
Net deferred tax liability	$(201)	$(155)

In the United Sates the Company had $911 of Federal net operating loss carryforwards, which will be available to offset future taxable income.  As of fiscal year-end 2012, the Company had foreign net operating loss carryforwards of $129, which will be available to offset future taxable income.  If not used, the Federal net operating loss carryforwards will expire in future years beginning 2026 through 2031.  AMT credit carryforwards totaling $9 are available to the Company indefinitely to reduce future years’ Federal income taxes.

The Company believes that it will not generate sufficient future taxable income to realize the tax benefits in certain foreign jurisdictions related to the deferred tax assets.  The Company also has certain state net operating losses that may expire before they are fully utilized.  Therefore, the Company has provided a full valuation allowance against certain of its foreign net operating losses and a valuation allowance against certain of its state net operating losses included within the deferred tax assets.

Prior changes in ownership have created limitations under Sec. 382 of the internal revenue code on annual usage of net operating loss carryforwards.  However, the Company’s Federal net operating loss carryforwards are available for immediate use.  As part of the effective tax rate calculation, if we determine that a deferred tax asset arising from temporary differences is not likely to be utilized, we will establish a valuation allowance against that asset to record it at its expected realizable value.  The Company has not provided a valuation allowance on its Federal net operating loss carryforwards in the United States because it has determined that future reversals of its temporary taxable differences will occur in the same periods and are of the same nature as the temporary differences giving rise to the deferred tax assets.  Our valuation allowance against deferred tax assets was $51 and $43 as of fiscal year-end 2012 and 2011, respectively, related to the foreign operating loss carryforwards, U.S. State operating loss carryforwards, and foreign tax credit carryforwards.  The Company paid cash taxes of $2, $2 and $3 in fiscal 2012, 2011, and 2010, respectively.

Uncertain Tax Positions

We adopted the provisions of the Income Taxes standard of the Codification. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with guidance provide by FASB and prescribes a recognition threshold of more-likely-than-not to be sustained upon examination. Our policy to include interest and penalties related to gross unrecognized tax benefits within our provision for income taxes did not change. There was no adjustment to retained earnings upon adoption.

The following table summarizes the activity related to our gross unrecognized tax benefits from year-end fiscal 2011 to year-end fiscal 2012:

	2012	2011
Beginning unrecognized tax benefits	$33	$34
Gross increases – tax positions in prior periods	2	3
Gross decreases – tax positions in prior periods	(25)	(4)
Gross increases – from acquisitions	-	2
Gross increases – current period tax positions	-	1
Settlements	-	(2)
Lapse of statute of limitations	(2)	(1)
Ending unrecognized tax benefits	$8	$33

The $25 gross decrease of tax positions related to prior periods and did not have a material impact on our effective tax rate due to a similar decrease in the related deferred tax asset.

The amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate was $5 for fiscal year-end 2011 and 2012.

As of fiscal year-end 2012, we had $1 accrued for payment of interest and penalties related to our uncertain tax positions.  Our penalties and interest related to uncertain tax positions are included in income tax expense.

We and our subsidiaries are routinely examined by various taxing authorities. Although we file U.S. Federal, U.S. State, and foreign tax returns, our major tax jurisdiction is the U.S. The IRS has completed an examination of our 2003 tax year. The Company is currently under examination by the IRS for U.S. Federal tax years 2010 and 2011.  Our 2004 - 2009 tax years remain subject to examination by the IRS.  There are various other on-going audits in various other jurisdictions that are not material to our financial statements.

As of the end of fiscal 2012, we had unremitted earnings from foreign subsidiaries including earnings that have been or are intended to be permanently reinvested for continued use in foreign operations, accordingly, no provision for US Federal or State income taxes has been provided thereon.  If distributed, those earnings would result in additional income tax expense at approximately the U.S. statutory rate.  Determination of the amount of unrecognized deferred US income tax liability is not practicable due to the complexities associated with its hypothetical calculation nor is it considered to be material.  We have identified non U.S. funds from Germany, Australia, Malaysia and India that are not permanently reinvested and have recognized deferred tax liabilities for additional tax expense that we expect to incur upon repatriation of earnings that are not sourced from previously taxed income.

9.  Retirement Plan

The Company maintains six defined benefit pension plans which cover certain manufacturing facilities.  The Company also maintains a retiree health plan, which covers certain healthcare and life insurance benefits for certain retired employees and their spouses.  Each of the six defined benefit plans and the retiree health plan are frozen plans.  The Company uses fiscal year-end as a measurement date for the retirement plans.

 The Company sponsors two defined contribution 401(k) retirement plans covering substantially all employees.  Contributions are based upon a fixed dollar amount for employees who participate and percentages of employee contributions at specified thresholds.  Contribution expense for these plans was $7, $6, and $6 for fiscal 2012, 2011, and 2010, respectively.

The Company participates in one multiemployer plan. Contributions to the plan are based on specific percentages of employee compensation and are immaterial.

The projected benefit obligations of the Company’s plans presented herein are equal to the accumulated benefit obligations of such plans.  The tables below exclude the obligations related to the foreign plans.  The net liability for foreign plans is approximately $3.  The net amount of liability recognized is included in Other long-term liabilities on the Consolidated Balance Sheets.

	Defined Benefit Pension Plans		Retiree Health Plan
	2012	2011	2012	2011
Change in Projected Benefit Obligations (PBO)
PBO at beginning of period	$179	$175	$4	$4
Service cost	-	-	-	-
Interest cost	8	8	-	-
Actuarial loss (gain)	29	4	-	-
Benefits paid	(9)	(8)	(1)	-
PBO at end of period	$207	$179	$3	$4

Change in Fair Value of Plan Assets
Plan assets at beginning of period	$109	$112	$-	$-
Actual return on plan assets	20	(2)	-	-
Company contributions	9	7	1	-
Benefits paid	(9)	(8)	(1)	-
Plan assets at end of period	129	109	-	-
Net amount recognized	$(78)	$(70)	$(3)	$(4)

At the end of fiscal 2012 the Company had $53 of net unrealized losses recorded in Accumulated other comprehensive loss on the Consolidated Balance Sheets.  The Company expects $2 to be realized in fiscal 2013.

The following table presents significant weighted-average assumptions used to determine benefit obligation and benefit cost for the fiscal years ended:

	Defined Benefit Pension Plans		Retiree Health Plan
(Percents)	2012	2011	2012	2011
Weighted-average assumptions:
Discount rate for benefit obligation	3.6	4.4	2.4	4.5
Discount rate for net benefit cost	4.4	4.8	4.5	5.0
Expected return on plan assets for net benefit costs	8.0	8.0	8.0	8.0

In evaluating the expected return on plan assets, Berry considered its historical assumptions compared with actual results, an analysis of current market conditions, asset allocations, and the views of advisors.  The return on plan assets is derived from target allocations and historical yield by asset type.  Health-care-cost trend rates were assumed to increase at an annual rate of 7.0% in 2012 and thereafter.  A one-percentage-point change in these assumed health care cost trend rates would not have a material impact on our postretirement benefit obligation.

In accordance with the guidance from the FASB for employers’ disclosure about postretirement benefit plan assets the table below discloses fair values of each pension plan asset category and level within the fair value hierarchy in which it falls. There was no material changes or transfers between level 3 assets and the other levels.

Fiscal 2012 Asset Category	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$4	$-	$-	$4
U.S. large cap comingled equity funds	-	40	-	40
U.S. mid cap equity mutual funds	13	-	-	13
U.S. small cap equity mutual funds	7	-	-	7
International equity mutual funds	13	-	-	13
Real estate equity investment funds	4	-	-	4
Corporate bond mutual funds	-	37	-	37
Guaranteed investment account	-	-	11	11
Other	-	-	-	-
Total	$41	$77	$11	$129

Fiscal 2011 Asset Category	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$4	$-	$-	$4
U.S. large cap comingled equity funds	-	28	-	28
U.S. mid cap equity mutual funds	10	-	-	10
U.S. small cap equity mutual funds	5	-	-	5
International equity mutual funds	11	-	-	11
Real estate equity investment funds	3	-	-	3
Corporate bond mutual funds	-	30	-	30
Guaranteed investment account	-	-	12	12
Other	6	-	-	6
Total	$39	$58	$12	$109

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid for the fiscal years ending as follows:

	Defined Benefit Pension Plans	Retiree Health Plan
2013	$10	$1
2014	10	-
2015	10	-
2016	10	-
2017	10	-
2018-2022	55	1

Net pension and retiree health benefit expense included the following components as of fiscal 2012 and 2011:

	2012	2011
Defined Benefit Pension Plans
Service cost	$-	$-
Interest cost	8	9
Amortization	2	1
Expected return on plan assets	(8)	(9)
Net periodic benefit cost	$2	$1

Our defined benefit pension plan asset allocations as of fiscal year-end 2012 and 2011 are as follows:

	2012	2011
Asset Category
Equity securities and equity-like instruments	59%	53%
Debt securities	29	32
Other	12	15
Total	100%	100%

The Company’s retirement plan assets are invested with the objective of providing the plans the ability to fund current and future benefit payment requirements while minimizing annual Company contributions.  The plans’ asset allocation strategy reflects a long-term growth strategy with approximately 40-50% allocated to growth investments and 40-50% allocated to fixed income investments and 5-10% in other, including cash. The retirement plans held $11 principal of the Company’s 10 ¼% Senior Subordinated Notes at the end of fiscal 2012 and 2011, respectively.  The Company re-addresses the allocation of its investments on a regular basis.

10.  Restructuring and Impairment Charges

The Company announced various restructuring plans in the last three fiscal years which included shutting down facilities in all four of the Company’s operating segments.

During fiscal 2010, the Company announced the intention to shut down four  manufacturing facilities within its Engineered Materials division.  The affected business accounted for $91 of annual net sales with majority of the operations transferred to other facilities.  The Company also announced the intention to shut down a manufacturing facility within its Flexible Packaging division.  The affected business accounted for less than $22 of annual net sales with majority of the operations transferred to other facilities.  The Company recorded $19 of non-cash asset impairment costs in fiscal 2010 related to these restructuring plans and has been reported as Restructuring and impairment charges in the Consolidated Statements of Operations.  These impairments were for buildings and equipment that exceeded net realizable value as of the valuation dates.

During fiscal 2011, the Company announced the intention to shut down two facilities within its Engineered Materials division.  The affected business accounted for approximately $106 of annual net sales with the majority of the operations transferred to other facilities.  The Company also announced its intention to shut down a manufacturing location within its Flexible Packaging division.  The affected business accounted for approximately $24 of annual net sales with the majority of the operations transferred to other facilities.  The Company also announced its intention to shut down a manufacturing location within its Rigid Closed Top division.  The affected business accounted for approximately $14 of annual net sales with the majority of the operations transferred to other facilities.  The Company recorded $35 of non-cash asset impairment costs in fiscal 2011 related to these restructuring plans and has been reported as Restructuring and impairment charges in the Consolidated Statements of Operations.  These impairments were for buildings and equipment that exceeded net realizable value as of the valuation dates.

During fiscal 2012, the Company announced the intention to shut down three facilities one each in Rigid Closed Top, Engineered Materials and Flexible Packaging divisions.  The affected Rigid Closed Top, Engineered Materials, and Flexible Packaging businesses accounted for approximately $14, $71, and $24 of annual net sales, with the majority of the operations transferred to other facilities.  During the first fiscal quarter the Company made the decision to exit operations in the Engineered Materials division.  This decision resulted in non-cash impairment charges of $17 related to certain customer lists deemed to have no further value recorded in Restructuring and impairment charges on the Consolidated Statement of Operations.  The exited operations were immaterial to the Company and Engineered Materials segment.

The table below sets forth the Company’s estimate of the total cost of the restructuring programs since 2007, the portion recognized through fiscal year-end 2012 and the portion expected to be recognized in a future period:

	Expected Total Costs	Cumulative charges through Fiscal 2012	To be Recognized in Future
Severance and termination benefits	$34	$34	$-
Facility exit costs	52	50	2
Asset impairment	100	100	-
Other	4	4	-
Total	$190	$188	$2

The tables below sets forth the significant components of the restructuring charges recognized for the fiscal years ended 2012 2011 and 2010, by segment:

	Fiscal Year
	2012	2011	2010
Rigid Open Top
Severance & termination benefits	$-	$2	$-
Facility exit costs	-	-	2
Total	$-	$2	$2

Rigid Closed Top
Severance & termination benefits	$3	$3	$-
Facility exit costs	2	1	3
Non-cash asset impairment	4	4	-
Total	$9	$8	$3

Engineered Materials
Severance & termination benefits	$4	$2	$-
Facility exit costs	2	7	4
Non-cash asset impairment	16	22	9
Total	$22	$31	$13

Flexible Packaging
Severance & termination benefits	$-	$4	$7
Facility exit costs	-	2	6
Non-cash asset impairment	-	9	10
Total	$-	$15	$23

Consolidated
Severance & termination benefits	$7	$11	$7
Facility exit costs	4	10	15
Non-cash asset impairment	20	35	19
Total	$31	$56	$41

The table below sets forth the activity with respect to the restructuring accrual as of fiscal 2012 and 2011:

	Employee Severance and Benefits	Facility Exit Costs	Non-cash charges	Total
Balance as of fiscal 2010	$3	$3	$-	$6
Charges	11	10	35	56
Non-cash asset impairment	-	-	(35)	(35)
Cash payments	(10)	(10)	-	(20)
Balance as of fiscal 2011	4	3	-	7

Charges	7	4	20	31
Non-cash asset impairment	-	-	(20)	(20)
Cash payments	(7)	(4)	-	(11)
Balance as of fiscal 2012	$4	$3	$-	$7

The restructuring costs accrued as of fiscal year-end 2012 will result in future cash outflows, which are not expected to be material.

11.  Related Party Transactions

Management Fee

The Company is charged a management fee by affiliates of Apollo and Graham for the provision of management consulting and advisory services provided throughout the year.  The management fee is the greater of $3 or 1.25% of adjusted EBITDA.  The management fees are classified in Other operating expenses in the Statement of Operations and the management services agreement with Apollo and Graham terminated upon completion of the initial public offering completed on October 3, 2012.

Total management fees charged by Apollo and Graham were $9, $9, and $8 in fiscal 2012, 2011, and 2010, respectively.  The Company paid $8 and $6 to entities affiliated with Apollo and $1 to entities affiliated with Graham for fiscal 2012 and 2011, respectively.  In connection with the Rexam SBC acquisition, Berry management and the sponsors received a transaction fee of $5.

Other Related Party Transactions

Certain of our management, stockholders and related parties and its affiliates have independently acquired and held financial debt instruments of the Company.  During fiscal 2010 and 2012, interest expense related to this debt includes $8 and $2, respectively.

12.  Stockholders’ Equity

2006 Equity Incentive Plan

In connection with Apollo’s acquisition of the Company, we adopted an equity incentive plan pursuant to which options to acquire up to 7,071,337 shares of the Company’s common stock may be granted.  Prior to fiscal 2011, the plan was amended to allow for an additional 5,267,500 options to be granted.  Options granted under the 2006 Equity Incentive Plan may not be assigned or transferred, except to the Company or by will or the laws of descent or distribution.  The 2006 Equity Incentive Plan terminates ten years after adoption and no options may be granted under the plan thereafter.  The 2006 Equity Incentive Plan allows for the issuance of non-qualified options, options intended to qualify as “incentive stock options” within the meaning of the Internal Revenue Code of 1986, as amended, and stock appreciation rights.  The employees participating in the 2006 Equity Incentive Plan receive options and stock appreciation rights under the 2006 Equity Incentive Plan pursuant to individual option and stock appreciation rights agreements, the terms and conditions of which are substantially identical.  Each option agreement provides for the issuance of options to purchase common stock of the Company.  Options granted under the 2006 Equity Incentive Plan had an exercise price per share that either (1) was fixed at the fair market value of a share of common stock on the date of grant or (2) commenced at the fair market value of a share of common stock on the date of grant and increases at the rate of 15% per year during the term.  Some options granted under the plan become vested and exercisable over a five-year period based on continued service.  Other options become vested and exercisable based on the achievement by the Company of certain financial targets.  Upon a change in control, the vesting schedule, with respect to certain options, accelerate for a portion of the shares subject to such options.

The Company recognized total stock based compensation of $2 for fiscal 2012 and 2011 and $1 for fiscal 2010.

Information related to the 2006 Equity Incentive Plan as of the fiscal year-end 2012 and 2011 is as follows:

	2012		2011
	Number Of Shares	Weighted Average Exercise Price	Number Of Shares	Weighted Average Exercise Price
Options outstanding, beginning of period	10,826,232	$7.70	10,614,883	$7.78
Options granted	695,898	10.57	1,552,418	6.13
Options exercised or cash settled	(175,412)	7.33	-	-
Options forfeited or cancelled	(605,628)	7.43	(1,341,069)	7.94
Options outstanding, end of period	10,741,090	$7.76	10,826,232	$7.70

Option price range at end of period	$3.04-15.04		$3.04-9.21
Options exercisable at end of period	7,327,612		7,318,346
Options available for grant at period end	1,597,240		1,512,606
Weighted average fair value of options granted during period	$2.71		$1.88

The fair value for options granted has been estimated at the date of grant using a Black-Scholes model, generally with the following weighted average assumptions:

	2012	2011	2010
Risk-free interest rate	.6 - .9%	1.30%	2.60%
Dividend yield	0.00%	0.00%	0.00%
Volatility factor	0.38	.32 - .34	0.33
Expected option life	5 years	5 years	5 years

The following table summarizes information about the options outstanding as of fiscal 2012:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable
$3.04 - $15.04	10,741,090	5 years	$7.76	7,327,612

Redeemable Common Stock

The Company has common stock outstanding to former employees that will be repurchased by the Company.  Redemption of this common stock will be based on the fair value of the stock on the fixed redemption date and this redemption is out of the control of the Company.  This redeemable common stock is recorded at its fair value in temporary equity and changes in the fair value are recorded in additional paid in capital each period.  Under the 2006 Equity Incentive Plan, the exercise price for option awards is the fair market value of common stock on the date of grant.  Historically, the fair market value of a share of common stock was determined by the Board of Directors by applying industry-appropriate multiples to current EBITDA.  This valuation took into account a level of net debt that excluded cash required for working capital purposes.  The categorization of the framework used to price these liabilities is considered a Level 3, due to the subjective nature of the unobservable inputs used to determine the fair value.  Upon completion of a successful initial public offering, the redemption requirement terminates and the Company is no longer required to repurchase these shares.  The fair value as of the end of fiscal 2012 and 2011 is $23 and $16, respectively

13.  Segment and Geographic Data

Berry’s operations are organized into four reportable segments: Rigid Open Top, Rigid Closed Top, Engineered Materials, and Flexible Packaging.  The Company has manufacturing and distribution centers in the United States, Canada, Mexico, Belgium, Australia, Germany, Brazil, Malaysia, and India.  The North American operation represents 96% of the Company’s net sales, 98% of total long-lived assets, and 99% of the total assets.  Selected information by reportable segment is presented in the following table.

	2012	2011	2010
Net sales
Rigid Open Top	$1,229	$1,261	$1,160
Rigid Closed Top	1,438	1,053	970
Engineered Materials	1,362	1,451	1,457
Flexible Packaging	737	796	670
Total	$4,766	$4,561	$4,257

Operating income (loss)
Rigid Open Top	$159	$155	$124
Rigid Closed Top	95	77	73
Engineered Materials	70	(71)	4
Flexible Packaging	1	(119)	(77)
Total	$325	$42	$124

Depreciation and amortization
Rigid Open Top	$90	$102	$93
Rigid Closed Top	135	95	91
Engineered Materials	71	72	72
Flexible Packaging	59	75	61
Total	$355	$344	$317

Total assets	2012	2011
Rigid Open Top	$1,773	$1,818
Rigid Closed Top	1,959	1,963
Engineered Materials	873	841
Flexible Packaging	501	595
	$5,106	$5,217

Goodwill	2012	2011
Rigid Open Top	$681	$681
Rigid Closed Top	832	819
Engineered Materials	73	55
Flexible Packaging	40	40
	$1,626	$1,595

14. Net Income (Loss) Per Share

Basic net income or loss per share is calculated by dividing the net income or loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for common stock equivalents.  Diluted net income or loss per share is computed by dividing the net income or loss attributable to common stockholders by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method and the if-converted method.  For purposes of this calculation, stock options are considered to be common stock equivalents and are only included in the calculation of diluted net income or loss per share when their effect is dilutive.  The Company’s redeemable common stock is included in the weighted-average number of common shares outstanding for calculating basic and diluted net income or loss per share.

The following tables and discussion provide a reconciliation of the numerator and denominator of the basic and diluted net loss per share computations.  The calculation below provides net income or loss on both basic and diluted basis for fiscal 2012, 2011, and 2010 (in thousands).

	2012	2011	2010

Net income (loss)	$2	$(299)	$(113)

Weighted average shares of common stock outstanding--basic	83,435	84,121	84,525

Weighted average shares of common stock outstanding	83,435	84,121	84,525
Other common stock equivalents	3,209	-	-
Weighted average shares of common stock outstanding--diluted	86,644	84,121	84,525

Basic net income (loss) per share
Basic net income (loss) per share from continuing operations	$0.02	$(3.55)	$(1.34)
Basic net income (loss) per share available to common shareholders	$0.02	$(3.55)	$(1.34)

Diluted net income (loss) per share
Diluted net income (loss) per share from continuing operations	$0.02	$(3.55)	$(1.34)
Diluted net income (loss) per share available to common shareholders	$0.02	$(3.55)	$(1.34)

The conversion of stock options is not included in the calculation of diluted net loss per common share as of  the end of fiscal 2011 and 2010 as the effect of these conversions would be antidilutive to the net loss available to common shareholders.  Thus, the weighted-average common equivalent shares used for purposed of computing diluted EPS are the same as those used to compute basic EPS for these periods.  Shares excluded from the calculation as the effect of their conversion into shares of our common stock would be antidilutive were 10,826,232 and 10,614,882 as of the end of fiscal 2011 and 2010, respectively.

15.  Guarantor and Non-Guarantor Financial Information

Berry Plastics Corporation (“Issuer”) has notes outstanding which are fully, jointly, severally, and unconditionally guaranteed by substantially all of Berry’s domestic subsidiaries.  Separate narrative information or financial statements of the guarantor subsidiaries have not been included because they are 100% owned by the parent company and the guarantor subsidiaries unconditionally guarantee such debt on a joint and several basis.  A guarantee of a guarantor of the securities will terminate upon the following customary circumstances:  the sale of the capital stock of such guarantor if such sale complies with the indenture, the designation of such guarantor as an unrestricted subsidiary, the defeasance or discharge of the indenture, as a result of the holders of certain other indebtedness foreclosing on a pledge of the shares of a guarantor subsidiary or if such guarantor no longer guarantees certain other indebtedness of the issuer.  The guarantees are also limited as necessary to prevent them from constituting a fraudulent conveyance under applicable law and guarantees guaranteeing subordinated debt are subordinated to certain other of the Company’s debts.  Presented below is condensed consolidating financial information for the parent, issuer, guarantor subsidiaries and non-guarantor subsidiaries.  Our issuer and guarantor financial information includes all of our domestic operating subsidiaries, our non-guarantor subsidiaries include our foreign subsidiaries and BP Parallel, LLC.  BP Parallel, LLC is the entity that we established to buyback debt securities of Berry Plastics Group, Inc. and Berry Plastics Corporation.  Berry Plastics Group, Inc. uses the equity method to account for its ownership in Berry Plastics Corporation in the Condensed Consolidating Supplemental Financial Statements.  Berry Plastics Corporation uses the equity method to account for its ownership in the guarantor and non-guarantor subsidiaries.  All consolidating entries are included in the eliminations column along with the elimination of intercompany balances.

Condensed Supplemental Consolidated Statements of Operations

	Fiscal 2012
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales	$-	$579	$3,829	$358	$-	$4,766
Cost of sales	-	501	3,144	304	-	3,949
Selling, general and administrative expenses	-	53	329	35	-	417
Restructuring and impairment charges, net	-	1	29	1	-	31
Other operating expenses	-	28	7	9	-	44
Operating income (loss)	-	(4)	320	9	-	325
Other income	-	(7)	-	-	-	(7)
Interest expense, net	54	39	261	(110)	84	328
Equity in net income of subsidiaries	(58)	(173)	-	-	231	-
Net income (loss) before income taxes	4	137	59	119	(315)	4
Income tax expense (benefit)	2	46	1	3	(50)	2
Net income (loss)	$2	$91	$58	$116	$(265)	$2
Currency translation	-	-	-	6	-	6
Interest rate hedges	-	4	-	-	-	4
Defined benefit pension and retiree benefit plans	-	-	(14)	-	-	(14)
Provision for income taxes realted to other comprehensive income items	-	(1)	6	-	-	5
Comprehensive income (loss)	$2	$94	$50	$122	$(265)	$3

	Fiscal 2011
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales	$-	$695	$3,503	$363	$-	$4,561
Cost of sales	-	626	2,937	315	-	3,878
Selling, general and administrative expenses	-	56	295	30	-	381
Restructuring and impairment charges, net	-	30	190	1	-	221
Other operating expenses	-	-	11	28	-	39
Operating income (loss)	-	(17)	70	(11)	-	42
Other income	-	62	(1)	-	-	61
Interest expense, net	50	49	249	(77)	56	327
Equity in net income of subsidiaries	296	85	-	-	(381)	-
Net income (loss) before income taxes	(346)	(213)	(178)	66	325	(346)
Income tax expense (benefit)	(47)	16	(29)	2	11	(47)
Net income (loss)	$(299)	$(229)	$(149)	$64	$314	$(299)
Currency translation	-	-	-	(10)	-	(10)
Interest rate hedges	-	(8)	-	-	-	(8)
Defined benefit pension and retiree benefit plans	-	-	(14)	-	-	(14)
Provision for income taxes related to other comprehensive income taxes	-	2	5	-	-	7
Comprehensive income (loss)	$(299)	$(235)	$(158)	$54	$314	$(324)

	Fiscal 2010
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales	$-	$758	$3,166	$333	$-	$4,257
Cost of sales	-	709	2,666	292	-	3,667
Selling, general and administrative expenses	-	63	285	31	-	379
Restructuring and impairment charges, net	-	15	24	2	-	41
Other operating expenses	-	12	17	17	-	46
Operating income (loss)	-	(41)	174	(9)	-	124
Other income	-	(19)	-	-	(8)	(27)
Interest expense, net	48	54	229	(51)	33	313
Equity in net income of subsidiaries	114	-	-	-	(114)	-
Net income (loss) before income taxes	(162)	(76)	(55)	42	89	(162)
Income tax expense (benefit)	(49)	(8)	(17)	4	21	(49)
Net income (loss)	$(113)	$(68)	$(38)	$38	$68	$(113)
Currency translation	-	-	-	6	-	6
Interest rate hedges	-	-	-	-	-	-
Defined benefit pension and retiree benefit plans	-	-	(12)	-	-	(12)
Provision for income taxes related to other comprehensive income items	-	-	7	-	-	7
Comprehensive income (loss)	$(113)	$(68)	$(43)	$44	$68	$(112)

Condensed Supplemental Consolidated Balance Sheet
As of fiscal year-end 2012

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$-	$66	$-	$21	$-	$87
Accounts receivable, net of allowance	-	60	336	59	-	455
Intercompany receivable	243	3,800	74	-	(4,117)	-

Inventories	-	83	414	38	-	535
Prepaid expenses and other current	120	17	9	21	(11)	156
Total current assets	363	4,026	833	139	(4,128)	1,233
Property, plant and equipment, net	-	113	1,023	80	-	1,216
Intangible assets, net	8	184	2,343	111	(10)	2,636
Investment in subsidiaries	254	615	-	-	(869)	-
Other assets	-	10	10	638	(637)	21
Total assets	$625	$4,948	$4,209	$968	$(5,644)	$5,106
Liabilities and equity
Current liabilities:
Accounts payable	$-	$84	$195	$27	$-	$306
Accrued and other current liabilities	18	159	120	16	(13)	300
Intercompany payable	-	-	3,966	151	(4,117)	-
Long-term debt-current portion	-	35	-	5	-	40
Total current liabilities	18	278	4,281	199	(4,130)	646
Long-term debt	736	4,542	-	3	(850)	4,431
Deferred tax liabilities	315	-	-	-	-	315
Other long-term liabilities	8	37	119	5	(3)	166
Total long-term liabilities	1,059	4,579	119	8	(853)	4,912
Total liabilities	1,077	4,857	4,400	207	(4,983)	5,558

Redeemable shares	23	-	-	-		23
Total equity	(475)	91	(191)	761	(661)	(475)
Total liabilities and equity	$625	$4,948	$4,209	$968	$(5,644)	$5,106

Condensed Supplemental Consolidated Balance Sheet
As of fiscal year-end 2011

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$-	$20	$5	$17	$-	$42
Accounts receivable, net of allowance	-	80	411	52	-	543
Intercompany receivable	159	4,078	-	-	(4,237)	-

Inventories	-	98	445	35	-	578
Prepaid expenses and other current	62	10	9	11	-	92
Total current assets	221	4,286	870	115	(4,237)	1,255
Property, plant and equipment, net	-	129	1,048	73	-	1,250
Intangible assets, net	5	207	2,447	52	(7)	2,704
Investment in subsidiaries	282	417	-	-	(699)	-
Other assets	-	-	7	511	(510)	8
Total assets	$508	$5,039	$4,372	$751	$(5,453)	$5,217
Liabilities and equity
Current liabilities:
Accounts payable	$-	$98	$231	$23	$-	$352
Accrued and other current liabilities	12	147	126	13	(12)	286
Intercompany payable	-	-	4,167	70	(4,237)	-
Long-term debt-current portion	-	32	-	2	12	46
Total current liabilities	12	277	4,524	108	(4,237)	684
Long-term debt	697	4,688	-	3	(807)	4,581
Deferred tax liabilities	233	-	-	-	-	233
Other long-term liabilities	17	68	97	5	(17)	170
Total long-term liabilities	947	4,756	97	8	(824)	4,984
Total liabilities	959	5,033	4,621	116	(5,061)	5,668

Redeemable shares	16	-	-	-		16
Total equity	(467)	6	(249)	635	(392)	(467)
Total liabilities and equity	$508	$5,039	$4,372	$751	$(5,453)	$5,217

Condensed Supplemental Consolidated Statements of Cash Flows

	Fiscal 2012
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Cash Flow from Operating Activities	$-	$(22)	$504	$(3)	$-	$479

Cash Flow from Investing Activities
Additions to property, plant, and equipment	-	(9)	(209)	(12)	-	(230)
Proceeds from disposal of assets	-	-	30	-	-	30
Investment in Parent	-	-	-	(4)	4	--
(Contributions) distributions to/from subsidiaries	16	(20)	-	-	4	-
Intercompany advances (repayments)	-	258	-	-	(258)	-
Investment in Issuer debt securities	-	-	-	-	-	-
Acquisition of business net of cash acquired	-	-	7	(62)	-	(55)
Net cash used in investing activities	16	229	(172)	(78)	(250)	(255)

Cash Flow from Financing Activities
Proceeds from long-term debt	-	-	-	2	-	2
Equity contributions	-	(6)	-	-	-	(6)
Repayment of long-term debt	(16)	(155)	-	-	(4)	(175)
Changes in intercompany balances	-	-	(337)	79	258	-
Contribution from Parent	-	-	-	4	(4)	-
Deferred financing costs	-	-	-	-	-	-
Net cash provided by (used in) financing activities	(16)	(161)	(337)	85	250	(179)
Net increase in cash and cash equivalents	-	46	(5)	4	-	45
Cash and cash equivalents at beginning of period	-	20	5	17	-	42
Cash and cash equivalents at end of period	$-	$66	$-	$21	$-	$87

Fiscal 2011
Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Cash Flow from Operating Activities	$2	$15	$322	$(11)	$(1)	$327

Cash Flow from Investing Activities
Additions to property, plant, and equipment	-	(16)	(138)	(6)	-	(160)
Proceeds from disposal of assets	-	-	5	-	-	5
Investment in Parent	-	-	-	-	-	--
(Contributions) distributions to/from subsidiaries	-	(39)	-	-	39	-
	-	166	-	-	(166)	-
Investment in Issuer debt securities	-	-	-	(39)	39	-
Acquisition of business net of cash acquired	-	(368)	-	-	-	(368)
Net cash used in investing activities	-	(257)	(133)	(45)	(88)	(523)

Cash Flow from Financing Activities
Proceeds from long-term debt	-	995	-	-	-	995
Equity contributions	(2)	(1)	-	-	1	(2)
Repayment of long-term debt	-	(841)	-	-	(39)	(880)
Changes in intercompany balances	-	-	(186)	20	166	-
Contribution from Parent	-	-	-	39	(39)	-
Deferred financing costs	-	(23)	-	-	-	(23)
Net cash provided by (used in) financing activities	(2)	130	(186)	59	89	90
Net increase in cash and cash equivalents	-	(112)	3	3	-	(106)
Cash and cash equivalents at beginning of period	-	132	2	14	-	148
Cash and cash equivalents at end of period	$-	$20	$5	$17	$-	$42

	Fiscal 2010
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Cash Flow from Operating Activities	$3	$37	$100	$(25)	$(3)	$112

Cash Flow from Investing Activities
Additions to property, plant, and equipment	-	(61)	(150)	(12)	-	(223)
Proceeds from disposal of assets	-	-	29	-	-	29
Investment in Parent	-	-	-	(25)	25	--
(Contributions) distributions to/from subsidiaries	-	(81)	-	-	81	-
Intercompany advances (repayments)	-	(71)	-	-	71	-
Investment in Issuer debt securities	-	-	-	(56)	56	-
Acquisition of business net of cash acquired	-	(658)	-	-	-	(658)
Net cash used in investing activities	-	(871)	(121)	(93)	233	(852)

Cash Flow from Financing Activities
Proceeds from long-term debt	-	1,097	-	-	-	1,097
Equity contributions	(3)	(3)	-	-	3	(3)
Repayment of long-term debt	-	(97)	-	-	(81)	(178)
Changes in intercompany balances	-	-	23	48	(71)	-
Contribution from Parent	-	-	-	81	(81)	-
Deferred financing costs	-	(38)	-	-	-	(38)
Net cash provided by (used in) financing activities	(3)	959	23	129	(230)	878
Net increase in cash and cash equivalents	-	125	2	11	-	138
Cash and cash equivalents at beginning of period	-	7	-	3	-	10
Cash and cash equivalents at end of period	$-	$132	$2	$14	$-	$148

16.  Quarterly Financial Data (Unaudited)

The following table contains selected unaudited quarterly financial data for fiscal years 2012 and 2011.

	2012				2011
	First	Second	Third	Fourth	First (b)	Second	Third	Fourth (a)

Net sales	$1,137	$1,183	$1,242	$1,204	$1,041	$1,104	$1,187	$1,229
Cost of sales	972	972	1,028	977	902	939	1,000	1,037
Gross profit	165	211	214	227	139	165	187	192

Net income (loss)	$(31)	$2	$9	$22	$(83)	$(19)	$(5)	$(192)

(a)      Includes a goodwill impairment charge of $165 in fiscal 2011

(b)      Includes a loss on extinguishment of debt of $68 in fiscal 2011

17.  Subsequent Events

In October 2012, we filed an initial public offering and sold 29,411,764 shares of common stock at $16.00 per share.   Proceeds, net of underwriting fees, of $444 and cash from operations were used to repurchase $455 of 11% Senior Subordinated Notes due September 15, 2016.  In connection with the initial public offering, we entered into an income tax receivable agreement that provides for the payment by us to our existing stockholders, option holders and holders of our stock appreciation rights of 85% of the amount of cash savings, if any, in U.S. federal, foreign, state and local income tax that we actually realize (or are deemed to realize in the case of a change of control) as a result of the utilization of our and our subsidiaries’ net operating losses attributable to periods prior to the initial public offering.  We expect to pay between $300 and $350 in cash related to this agreement, based on our current taxable income estimates, and will record a liability on our consolidated balance sheet for 85% of our net operating losses upon consummation of our initial public offering.

In connection with the initial public offering, the Company adopted the Berry Plastics Group, Inc. 2012 Long-Term Incentive Plan, “2012 Plan” .  The purposes of the 2012 Plan are to further the growth of the Company and to reward and incentivize the outstanding performance of our key employees, directors, consultants and other service providers by aligning their interests with those of stockholders through equity-based compensation and enhanced opportunities for ownership of shares of our common stock.  The 2012 Plan will be administered by our board of directors and/or the compensation committee thereof, or such other committee of the board of directors as the board of directors may from time to time designate (the committee administering the 2012 Plan is referred to in this description as the “committee”).  Among other things, the committee will have the authority to select individuals to whom awards may be granted, to determine the type of awards, to determine the terms and conditions of any such awards, to interpret the terms and provisions of the 2012 Plan and awards granted thereunder and to otherwise administer the plan.  Persons who serve or agree to serve as employees of, directors of, consultants to or other service providers of Berry Plastics Group, Inc. on the date of the grant will be eligible to be granted awards under the 2012 Plan.  The 2012 Plan authorizes the issuance of up to 9,297,750 shares of common stock pursuant to the grant or exercise of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units and other equity-based awards.  The maximum number of shares of common stock pursuant to incentive stock options will be 929,775 shares of common stock.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 17th day of December, 2012.

BERRY PLASTICS GROUP, INC.

By     /s/ Jonathan D. Rich
  Jonathan D. Rich
  Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Jonathan D. Rich	Chairman of the Board of Directors, Chief Executive Officer and Director (Principal Executive Officer)	December 17, 2012
Jonathan D. Rich
/s/ James M. Kratochvil	Chief Financial Officer (Principal Financial and Accounting Officer)	December 17, 2012
James M. Kratochvil
/s/ Robert V. Seminara	Director	December 17, 2012
Robert V. Seminara
/s/ Anthony M. Civale	Director	December 17, 2012
Anthony M. Civale
/s/ Donald C. Graham	Director	December 17, 2012
Donald C. Graham
/s/ Steven C. Graham	Director	December 17, 2012
Steven C. Graham
/s/ B. Evan Bayh	Director	December 17, 2012
B. Evan Bayh
/s/ Joshua J. Harris	Director	December 17, 2012
Joshua J. Harris
/s/ David B. Heller	Director	December 17, 2012
David B. Heller

  Supplemental Information To Be Furnished With Reports Filed Pursuant To Section 15(d) Of The Act By Registrant Which Has Not Registered Securities Pursuant To Section 12 Of The Act

The Registrant has not sent any annual report or proxy material to security holders.

Exhibit No.	Description of Exhibit

3.1*	Amended and Restated Certificate of Berry Plastics Group, Inc.

3.2*	Bylaws, as amended, of Berry Plastics Group, Inc.

4.1
Supplemental Indenture, dated November 19, 2010, to the Indenture dated as of September 20, 2006, respecting the 8 7/8% Second Priority Senior Secured Fixed Rate Notes due 2014, among Berry Plastics Corporation, the guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated herein by reference to Exhibit 4.01 to Berry Plastics Corporation’s (File No. 033-75706-01) Current Report on Form 8-K filed on November 19, 2010).

4.2
Supplemental Indenture, dated November 19, 2010, to the Indenture dated as of November 12, 2009, respecting the 8 7/8% Second Priority Senior Secured Notes due 2014, among Berry Plastics Corporation, the guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated herein by reference to Exhibit 4.02 to Berry Plastics Corporation’s (File No. 033-75706-01) Current Report on Form 8-K filed on November 19, 2010).

4.3
Indenture, by and among Berry Plastics Corporation, each Subsidiary of Berry Plastics Corporation identified therein and U.S. Bank National Association, as Trustee, relating to 9.75% second priority senior secured notes due 2021, dated November 19, 2010 (incorporated herein by reference to Exhibit 4.03 to Berry Plastics Corporation’s (File No. 033-75706-01) Current Report on Form 8-K filed on November 19, 2010).

4.4
Additional Secured Creditor Consent, by and between Berry Plastics Corporation, each Subsidiary of Berry Plastics Corporation signatory thereto and U.S. Bank National Association, as Authorized Representative and Collateral Agent, relating to 9.75% second priority senior secured notes due 2021, dated November 19, 2010 (incorporated herein by reference to Exhibit 4.04 to Berry Plastics Corporation’s (File No. 033-75706-01) Current Report on Form 8-K filed on November 19, 2010).

4.5
Registration Rights Agreement, by and between Berry Plastics Corporation, each Subsidiary of Berry Plastics Corporation identified therein and Credit Suisse Securities (USA) LLC, as representatives of the Initial Purchasers, relating to 9.75% second priority senior secured notes due 2021, dated November 19, 2010 (incorporated herein by reference to Exhibit 4.05 to Berry Plastics Corporation’s (File No. 033-75706-01) Current Report on Form 8-K filed on November 19, 2010).

4.6
Indenture, by and among Berry Plastics Corporation, each Subsidiary of Berry Plastics Corporation identified therein and U.S. Bank National Association, as Trustee, relating to 9  1 / 2 % second priority senior secured notes due 2018, dated April 30, 2010 (incorporated herein by reference to Exhibit 4.01 to Berry Plastics Corporation’s (File No. 033-75706-01) Current Report on Form 8-K filed on May 4, 2010).

4.7
Additional Secured Creditor Consent, by and between Berry Plastics Corporation, each Subsidiary of Berry Plastics Corporation signatory thereto and U.S. Bank National Association, as Authorized Representative and Collateral Agent, relating to 9  1 / 2 % second priority senior secured notes due 2018, dated April 30, 2010 (incorporated herein by reference to Exhibit 4.02 to Berry Plastics Corporation’s (File No. 033-75706-01) Current Report on Form 8-K filed on May 4, 2010).

4.8
Indenture, by and between Berry Plastics Escrow Corporation and Berry Plastics Escrow LLC, as Issuers, and U.S. Bank National Association, as Trustee, relating to 8 1/4% first priority senior secured notes due 2015, dated November 12, 2009 (incorporated herein by reference to Exhibit 4.01 to Berry Plastics Corporation’s (File No. 033-75706-01) Current Report on Form 8-K filed on December 8, 2009).

4.9
First Supplemental Indenture, dated as of December 3, 2009, by and between Berry Plastics Corporation, the subsidiaries of Berry Plastics Corporation party thereto, Berry Plastics Escrow LLC, Berry Plastics Escrow Corporation, and U.S. Bank National Association, as Trustee, relating to the Indenture, by and between Berry Plastics Escrow Corporation and Berry Plastics Escrow LLC, as Issuers, and U.S. Bank National Association, as Trustee, relating to 8 1/4% first priority senior secured notes due 2015, dated November 12, 2009 (incorporated herein by reference to Exhibit 4.02 to Berry Plastics Corporation’s (File No. 033-75706-01) Current Report on Form 8-K filed on December 8, 2009).

4.10
Indenture, by and between Berry Plastics Escrow Corporation and Berry Plastics Escrow LLC, as Issuers, and U.S. Bank National Association, as Trustee, relating to 8 7/8% second priority senior secured notes due 2014, dated November 12, 2009 (incorporated herein by reference to Exhibit 4.03 to Berry Plastics Corporation’s (File No. 033-75706-01) Current Report on Form 8-K filed on December 8, 2009).

4.11
First Supplemental Indenture, dated as of December 3, 2009, by and between Berry Plastics Corporation, the subsidiaries of Berry Plastics Corporation party thereto, Berry Plastics Escrow LLC, Berry Plastics Escrow Corporation, and U.S. Bank National Association, as Trustee, relating to the Indenture, by and between Berry Plastics Escrow Corporation and Berry Plastics Escrow LLC, as Issuers, and U.S. Bank National Association, as Trustee, relating to 8 7/8% second priority senior secured notes due 2014, dated November 12, 2009 (incorporated herein by reference to Exhibit 4.04 to Berry Plastics Corporation’s (File No. 033-75706-01) Current Report on Form 8-K filed on December 8, 2009).

4.12
Collateral Agreement, by and between Berry Plastics Corporation, each Subsidiary of Berry Plastics Corporation identified therein and U.S. Bank National Association, as Collateral Agent, relating to 8 1/4% first priority senior secured notes due 2015, dated December 3, 2009 (incorporated herein by reference to Exhibit 4.05 to Berry Plastics Corporation’s (File No. 033-75706-01) Current Report on Form 8-K filed on December 8, 2009).

4.13
Additional Secured Creditor Consent, by and between Berry Plastics Corporation, each Subsidiary of Berry Plastics Corporation signatory thereto and U.S. Bank National Association, as Authorized Representative and Collateral Agent, relating to 8 7/8% second priority senior secured notes due 2014, dated December 3, 2009 (incorporated herein by reference to Exhibit 4.06 to Berry Plastics Corporation’s (File No. 033-75706-01) Current Report on Form 8-K filed on December 8, 2009).

4.14
Indenture, by and between Berry Plastics Corporation, as Issuer, certain Guarantors and Wells Fargo Bank, National Association, as Trustee, relating to first priority floating rate senior secured notes due 2015, dated as of April 21, 2008 (incorporated herein by reference to Exhibit 4.1 to Berry Plastics Corporation’s (File No. 033-75706-01) Current Report on Form 8-K filed on April 22, 2008).

4.15
Collateral Agreement, by and between Berry Plastics Corporation, each Subsidiary of Berry Plastics Corporation identified therein and Wells Fargo Bank, National Association, as Collateral Agent, dated as of April 21, 2008 (incorporated herein by reference to Exhibit 4.2 to Berry Plastics Corporation’s (File No. 033-75706-01) Current Report on Form 8-K filed on April 22, 2008).

4.16
Indenture, by and between BPC Acquisition Corp. (and following the merger of BPC Acquisition Corp. with and into BPC Holding Corporation, BPC Holding Corporation, as Issuer, and certain Guarantors) and Wells Fargo Bank, National Association, as Trustee, relating to 11% Senior Subordinated Notes due 2016, dated as of September 20, 2006 (incorporated herein by reference to Exhibit 10.4 to Berry Plastics Corporation’s Registration Statement Form S-4 (Reg. No. 333-138380) filed on November 2, 2006).

4.17
First Supplemental Indenture, by and among BPC Holding Corporation, certain Guarantors, BPC Acquisition Corp., and Wells Fargo Bank, National Association, as Trustee, dated as of September 20, 2006 (incorporated herein by reference to Exhibit 10.5 to Berry Plastics Corporation’s Registration Statement Form S-4 (Reg. No. 333-138380) filed on November 2, 2006).

4.18
Indenture, dated as of February 16, 2006, among Covalence Specialty Materials Corp., the Guarantors named therein and Wells Fargo Bank, National Association, as trustee (incorporated herein by reference to Exhibit 10.1(e) to Berry Plastics Corporation’s (File No. 033-75706-01) Current Report on Form 8-K filed on April 10, 2007).

4.19
First Supplemental Indenture, dated as of April 3, 2007, among Covalence Specialty Materials Corp. (or its successor), the Guarantors identified on the signature pages thereto and Wells Fargo Bank, National Association, as trustee (incorporated herein by reference to Exhibit 10.1(f) to Berry Plastics Corporation’s (File No. 033-75706-01) Current Report on Form 8-K filed on April 10, 2007).

4.20
Second Supplemental Indenture, dated as of April 3, 2007, among Covalence Specialty Materials Corp. (or its successor), Berry Plastics Holding Corporation, the Guarantors identified on the signature pages thereto and Wells Fargo Bank, National Association, as trustee (incorporated herein by reference to Exhibit 10.1(g) to Berry Plastics Corporation’s (File No. 033-75706-01) Current Report on Form 8-K filed on April 10, 2007).

4.21
Second Supplemental Indenture, dated as of April 3, 2007, among Berry Plastics Holding Corporation (or its successor), the existing Guarantors identified on the signature pages thereto, the new Guarantors identified on the signature pages thereto and Wells Fargo Bank, National Association, as trustee (incorporated herein by reference to Exhibit 10.1(h) to Berry Plastics Corporation’s (File No. 033-75706-01) Current Report on Form 8-K filed on April 10, 2007).

4.22
Second Supplemental Indenture dated as of April 3, 2007, among Berry Plastics Holding Corporation (or its successor), the existing Guarantors identified on the signature pages thereto, the new Guarantors identified on the signature pages thereto and Wells Fargo Bank, National Association, as trustee (incorporated herein by reference to Exhibit 10.1(i) to Berry Plastics Corporation’s (File No. 033-75706-01) Current Report on Form 8-K filed on April 10, 2007).

4.23
Supplement No. 1, dated as of April 3, 2007, to the Collateral Agreement dated as of September 20, 2006 among Berry Plastics Holding Corporation, each subsidiary identified therein as a party and Wells Fargo Bank, National Association, as collateral agent (incorporated herein by reference to Exhibit 10.1(j) to Berry Plastics Corporation’s (File No. 033-75706-01) Current Report on Form 8-K filed on April 10, 2007).

4.24
Indenture, by and between BPC Acquisition Corp. (and following the merger of BPC Acquisition Corp. with and into BPC Holding Corporation, BPC Holding Corporation, as Issuer, and certain Guarantors) and Wells Fargo Bank, National Association, as Trustee, relating to $525,000,000 8  7 / 8 % Second Priority Senior Secured Fixed Rate Notes due 2014 and $225,000,000 Second Priority Senior Secured Floating Rate Notes due 2014, dated as of September 20, 2006 (incorporated herein by reference to Exhibit 4.1 to Berry Plastics Corporation’s Registration Statement Form S-4 (Reg. No. 333-138380) filed on November 2, 2006).

4.25
First Supplemental Indenture, by and among BPC Holding Corporation, certain Guarantors, BPC Acquisition Corp., and Wells Fargo Bank, National Association, as Trustee, dated as of September 20, 2006 (incorporated herein by reference to Exhibit 4.2 to Berry Plastics Corporation’s Registration Statement Form S-4 (Reg. No. 333-138380) filed on November 2, 2006).

4.26
Collateral Agreement, by and among BPC Acquisition Corp., as Borrower, each Subsidiary of the Borrower identified therein and Wells Fargo Bank, N.A., as Collateral Agent, dated as of September 20, 2006 (incorporated herein by reference to Exhibit 4.4 to Berry Plastics Corporation’s Registration Statement Form S-4 (Reg. No. 333-138380) filed on November 2, 2006).

4.27
Form of common stock certificate of Berry Plastics Group, Inc. (incorporated by reference to Exhibit 4.27 of Amendment No. 5 to the Company’s Registration Statement on Form S-1 (File No. 333-180294) filed on September 19, 2012).

4.28
Supplemental Indenture, dated as of December 3, 2012 among Berry Plastics Group, Inc., Berry Plastics Corporation, and U.S. Bank National Association, as trustee, with respect to the indenture, dated as of November 19, 2010, respecting Berry Plastics Corporation’s 9.75% Second Priority Senior Secured Notes due 2021 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on December 6, 2012).

4.29
Supplemental Indenture, dated as of December 3, among Berry Plastics Group, Inc., Berry Plastics Corporation, and U.S. Bank National Association, as trustee, with respect to the indenture, dated as of April 30, 2010, respecting Berry Plastics Corporation’s 9½% Second Priority Senior Secured Notes due 2018 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on December 6, 2012).

4.30
Supplemental Indenture, dated as of December 3, 2012 among Berry Plastics Group, Inc., Berry Plastics Corporation, and U.S. Bank National Association, as trustee, with respect to the indenture, dated as of April 21, 2008, respecting Berry Plastics Corporation’s First Priority Senior Secured Floating Rate Notes due 2015 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on December 6, 2012).

4.31
Supplemental Indenture, dated as of December 3, 2012 among Berry Plastics Group, Inc., Berry Plastics Corporation, and U.S. Bank National Association, as trustee, with respect to the indenture, dated as of November 12, 2009, respecting Berry Plastics Corporation’s 8¼% First Priority Senior Secured Notes due 2015 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on December 6, 2012).

4.32
Supplemental Indenture, dated as of December 3, 2012 among Berry Plastics Group, Inc., Berry Plastics Corporation, and U.S. Bank National Association, as trustee, with respect to the indenture, dated as of September 20, 2006, respecting Berry Plastics Corporation’s Second Priority Senior Secured Floating Rate Notes due 2014 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on December 6, 2012).

4.33
Supplemental Indenture, dated as of December 3, 2012 among Berry Plastics Group, Inc., Berry Plastics Corporation, and U.S. Bank National Association, as trustee, with respect to the indenture, dated as of February 16, 2006, respecting Berry Plastics Corporation’s 10¼% Senior Subordinated Notes due 2016. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on December 6, 2012).

10.1
U.S. $400,000,000 Amended and Restated Credit Agreement, dated as of April 3, 2007, by and among Covalence Specialty Materials Corp., Berry Plastics Group, Inc., certain domestic subsidiaries party thereto from time to time, Bank of America, N.A., as collateral agent and administrative agent, the lenders party thereto from time to time, and the financial institutions party thereto (incorporated herein by reference to Exhibit 10.1(a) to Berry Plastics Corporation’s (File No. 033-75706-01) Current Report on Form 8-K filed on April 10, 2007).

10.2
U.S. $1,200,000,000 Second Amended and Restated Credit Agreement, dated as of April 3, 2007, by and among Covalence Specialty Materials Corp., Berry Plastics Group, Inc., Credit Suisse, Cayman Islands Branch, as collateral and administrative agent, the lenders party thereto from time to time, and the other financial institutions party thereto (incorporated herein by reference to Exhibit 10.1(b) to Berry Plastics Corporation’s (File No. 033-75706-01) Current Report on Form 8-K filed on April 10, 2007).

10.3
Amended and Restated Intercreditor Agreement, by and among Berry Plastics Group, Inc., Covalence Specialty Materials Corp., certain subsidiaries identified as parties thereto, Bank of America, N.A. and Credit Suisse, Cayman Islands Branch as first lien agents, and Wells Fargo Bank, N.A., as trustee (incorporated herein by reference to Exhibit 10.1(d) to Berry Plastics Corporation’s (File No. 033-75706-01) Current Report on Form 8-K filed on April 10, 2007).

10.4
Management Agreement, among Berry Plastics Corporation, Berry Plastics Group, Inc., Apollo Management VI, L.P., and Graham Partners, Inc., dated as of September 20, 2006 (incorporated herein by reference to Exhibit 10.7 to Berry Plastics Corporation’s Registration Statement Form S-4 (Reg. No. 333-138380) filed on November 2, 2006).

10.5
Termination Agreement, by and among Covalence Specialty Materials Holding Corp., Covalence Specialty Materials Corp., and Apollo Management V, L.P., dated as of April 3, 2007 (incorporated herein by reference to Exhibit 10.7 to Berry Plastics Corporation’s Registration Statement Form S-4 (Reg. No. 333-142602) filed on May 4, 2007).

10.6	2006 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.8 to Berry Plastics Corporation’s Registration Statement Form S-4 (Reg. No. 333-138380) filed on November 2, 2006).

10.7
Form of Performance-Based Stock Option Agreement of Berry Plastics Group, Inc. (incorporated herein by reference to Exhibit 10.9 to Berry Plastics Corporation’s Registration Statement Form S-4 (Reg. No. 333-138380) filed on November 2, 2006).

10.8
Form of Accreting Stock Option Agreement of Berry Plastics Group, Inc. (incorporated herein by reference to Exhibit 10.10 to Berry Plastics Corporation’s Registration Statement Form S-4 (Reg. No. 333-138380) filed on November 2, 2006).

10.9
Form of Time-Based Stock Option Agreement of Berry Plastics Group, Inc. (incorporated herein by reference to Exhibit 10.11 to Berry Plastics Corporation’s Registration Statement Form S-4 (Reg. No. 333-138380) filed on November 2, 2006).

10.10
Form of Performance-Based Stock Appreciation Rights Agreement of Berry Plastics Group, Inc. (incorporated herein by reference to Exhibit 10.12 to Berry Plastics Corporation’s Registration Statement Form S-4 (Reg. No. 333-138380) filed on November 2, 2006).

10.11
Employment Agreement, dated September 20, 2006, between Berry Plastics Corporation and
 Ira G. Boots (incorporated herein by reference to Exhibit 10.13 to Berry Plastics Corporation’s Registration Statement Form S-4 (Reg. No. 333-138380) filed on November 2, 2006).

10.12
Employment Agreement, dated September 20, 2006, between Berry Plastics Corporation and James M. Kratochvil (incorporated herein by reference to Exhibit 10.14 to Berry Plastics Corporation’s Registration Statement Form S-4 (Reg. No. 333-138380) filed on November 2, 2006).

10.13
Employment Agreement, dated September 20, 2006, between Berry Plastics Corporation and R. Brent Beeler (incorporated herein by reference to Exhibit 10.15 to Berry Plastics Corporation’s Registration Statement Form S-4 (Reg. No. 333-138380) filed on November 2, 2006).

10.14
Employment Agreement, dated November 22, 1999, between Berry Plastics Corporation and G. Adam Unfried (incorporated herein by reference to Exhibit 10.23 of Berry Plastics Corporation’s (File No. 033-75706-01) Annual Report on Form 10-K filed with the SEC on March 22, 2006).

10.15
Amendment No. 1 to Employment Agreement, dated November 22, 1999, between Berry Plastics Corporation and G. Adam Unfried, dated November 23, 2004 (incorporated herein by reference to Exhibit 10.24 of Berry Plastics Corporation’s (File No. 033-75706-01) Annual Report on Form 10-K filed with the SEC on March 22, 2006).

10.16
Amendment No. 2 to Employment Agreement, dated November 22, 1999, between Berry Plastics Corporation and G. Adam Unfried, dated March 10, 2006 (incorporated herein by reference to Exhibit 10.25 of Berry Plastics Corporation’s (File No. 033-75706-01) Annual Report on Form 10-K filed with the SEC on March 22, 2006).

10.17
Amendment No. 3 to Employment Agreement, dated November 22, 1999, between Berry Plastics Corporation and G. Adam Unfried, dated September 20, 2006 (incorporated herein by reference to Exhibit 10.19 to Berry Plastics Corporation’s Registration Statement Form S-4 (Reg. No. 333-138380) filed on November 2, 2006).

10.18
Employment Agreement, dated April 3, 2007, between Berry Plastics Corporation and Thomas E. Salmon (incorporated herein by reference to Exhibit 10.20 of Berry Plastics Corporation’s (File No. 033-75706-01) Annual Report on Form 10-K filed with the SEC on December 16, 2008).

10.19
Letter Agreement, dated as of March 9, 2007, by and between Berry Plastics Group, Inc. and Ira Boots (incorporated by reference to Exhibit 10.19 of Amendment No. 1 to the Company’s Registration Statement on Form 8-K (File No. 333-180294), filed on May 4, 2012).

10.20
Purchase and Sale Agreement, dated as of December 15, 2008, by and between BP Parallel Corporation, a Delaware corporation, and Apollo Management VI, L.P., a Delaware limited partnership (incorporated herein by reference to Exhibit 10.21 of Berry Plastics Corporation’s (File No. 033-75706-01) Annual Report on Form 10-K filed with the SEC on December 16, 2008).

10.21
Employment Agreement, dated as of August 1, 2010, between Berry Plastics Corporation and Randall J. Becker (incorporated by reference to Exhibit 10.21 of Amendment No. 1 to the Company’s Registration Statement on Form 8-K (File No. 333-180294) filed on May 4, 2012).

10.22
Letter Agreement, dated September 30, 2010, between Berry Plastics Corporation and Ira G. Boots (incorporated herein by reference to Exhibit 10.1 of Berry Plastics Corporation’s (File No. 033-75706-01) Current Report on Form 8-K filed on October 6, 2010).

10.23
Employment Agreement, dated October 1, 2010, between the Berry Plastics Corporation and Jonathan Rich (incorporated herein by reference to Exhibit 10.2 of Berry Plastics Corporation’s (File No. 033-75706-01) Current Report on Form 8-K filed on October 6, 2010).

10.24
Amendment, dated as of June 28, 2011, to U.S. $400,000,000 Amended and Restated Credit Agreement, dated as of April 3, 2007, by and among Covalence Specialty Materials Corp., Berry Plastics Group, Inc., certain domestic subsidiaries party thereto from time to time, Bank of America, N.A., as collateral agent and administrative agent, the lenders party thereto from time to time, and the financial institutions party thereto (incorporated herein by reference to Exhibit 10.1 to Berry Plastics Corporation’s (File No. 033-75706-01) Amendment No. 1 to Current Report on Form 8-K filed on May 3, 2012).

10.15
Amendment No. 1 to Employment Agreement, dated November 22, 1999, between Berry Plastics Corporation and G. Adam Unfried, dated November 23, 2004 (incorporated herein by reference to Exhibit 10.24 of Berry Plastics Corporation’s (File No. 033-75706-01) Annual Report on Form 10-K filed with the SEC on March 22, 2006).

10.16
Amendment No. 2 to Employment Agreement, dated November 22, 1999, between Berry Plastics Corporation and G. Adam Unfried, dated March 10, 2006 (incorporated herein by reference to Exhibit 10.25 of Berry Plastics Corporation’s (File No. 033-75706-01) Annual Report on Form 10-K filed with the SEC on March 22, 2006).

10.17
Amendment No. 3 to Employment Agreement, dated November 22, 1999, between Berry Plastics Corporation and G. Adam Unfried, dated September 20, 2006 (incorporated herein by reference to Exhibit 10.19 to Berry Plastics Corporation’s Registration Statement Form S-4 (Reg. No. 333-138380) filed on November 2, 2006).

10.18
Employment Agreement, dated April 3, 2007, between Berry Plastics Corporation and Thomas E. Salmon (incorporated herein by reference to Exhibit 10.20 of Berry Plastics Corporation’s (File No. 033-75706-01) Annual Report on Form 10-K filed with the SEC on December 16, 2008).

10.19
Letter Agreement, dated as of March 9, 2007, by and between Berry Plastics Group, Inc. and Ira Boots (incorporated by reference to Exhibit 10.19 of Amendment No. 1 to the Company’s Registration Statement on Form 8-K (File No. 333-180294), filed on May 4, 2012).

10.20
Purchase and Sale Agreement, dated as of December 15, 2008, by and between BP Parallel Corporation, a Delaware corporation, and Apollo Management VI, L.P., a Delaware limited partnership (incorporated herein by reference to Exhibit 10.21 of Berry Plastics Corporation’s (File No. 033-75706-01) Annual Report on Form 10-K filed with the SEC on December 16, 2008).

10.21
Employment Agreement, dated as of August 1, 2010, between Berry Plastics Corporation and Randall J. Becker (incorporated by reference to Exhibit 10.21 of Amendment No. 1 to the Company’s Registration Statement on Form 8-K (File No. 333-180294) filed on May 4, 2012).

10.22
Letter Agreement, dated September 30, 2010, between Berry Plastics Corporation and Ira G. Boots (incorporated herein by reference to Exhibit 10.1 of Berry Plastics Corporation’s (File No. 033-75706-01) Current Report on Form 8-K filed on October 6, 2010).

10.23
Employment Agreement, dated October 1, 2010, between the Berry Plastics Corporation and Jonathan Rich (incorporated herein by reference to Exhibit 10.2 of Berry Plastics Corporation’s (File No. 033-75706-01) Current Report on Form 8-K filed on October 6, 2010).

10.24
Amendment, dated as of June 28, 2011, to U.S. $400,000,000 Amended and Restated Credit Agreement, dated as of April 3, 2007, by and among Covalence Specialty Materials Corp., Berry Plastics Group, Inc., certain domestic subsidiaries party thereto from time to time, Bank of America, N.A., as collateral agent and administrative agent, the lenders party thereto from time to time, and the financial institutions party thereto (incorporated herein by reference to Exhibit 10.1 to Berry Plastics Corporation’s (File No. 033-75706-01) Amendment No. 1 to Current Report on Form 8-K filed on May 3, 2012).

10.25*	Income Tax Receivable Agreement, dated as of November 29, 2012, by and among Berry Plastics Group, Inc. and Apollo Management Fund VI, L.P.

10.26*	Berry Plastics Group, Inc. Executive Bonus Plan.

10.27*	Berry Plastics Group, Inc. 2012 Long-Term Incentive Plan.

10.28*
Amendment No. 1 to the Amended and Restated Stockholders Agreement, by and among Berry Plastics Group, Inc. , and the stockholders of the Corporation listed on schedule A thereto, dated as of October 2, 2012.

12.1*	Computation of Ratio of Earnings to Fixed Charges.

21.1*	Subsidiaries of the Registrant.

23*	Consent of Independent Registered Public Accounting Firm

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

32.1*	Section 1350 Certification of the Chief Executive Officer

32.2*	Section 1350 Certification of the Chief Financial Officer

*      Filed herewith.