Form 10-K/A
BERRY PLASTICS GROUP INC
filed 2013-01-25
CIK 1378992

SECURITIES AND EXCHANGE COMMISSION
                                                                                                              Washington, D.C. 20549

                                                                            FORM 10-K/A
                                                                                                                                                                                        (Amendment No. 1)
(Mark One)
[X]	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended
September 29, 2012
or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to _______

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
As of January 18, 2013, there were approximately 113,043,305 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference
None.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended September 29, 2012, filed with the U.S. Securities and Exchange Commission on December 17, 2012 (the “Original Report”), is to amend Part III, Items 10 through 14 of the Original Report to include information previously omitted from the Original Report in reliance on General Instructions G to Form 10-K, which provides that registrants may incorporate by reference certain information from a definitive proxy statement filed with the SEC within 120 days after the end of the fiscal year.

We are also amending Part IV, Item 15 of the Original Report to include certain exhibits required to be filed with this Amendment No. 1 to the Original Report.

Except as described above, this Amendment No. 1 to the Original Report does not amend, update or change any other items or disclosures in the Original Report and does not purport to reflect information or events subsequent to the filing thereof.

BERRY PLASTICS GROUP, INC.
TABLE OF CONTENTS
FORM 10-K/A FOR THE FISCAL YEAR ENDED SEPTEMBER 29, 2012

	PART III
Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT	4
Item 11.	EXECUTIVE COMPENSATION	7
Item 12.	SECURITY OWNERSHIP OF BENEFICIAL OWNERS AND MANAGEMENT	15
Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
	INDEPENDENCE	17
Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES	20
	PART IV
Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Signatures		20

PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS

The following table provides information regarding the executive officers and members of the Board of Directors of Berry Plastics Group, Inc. (“Berry” or the “Company”)

Name	Age	Title
Jonathan D. Rich(3)(4)	57	Chairman, Chief Executive Officer and Director
Randall J. Becker	56	Chief Operating Officer and President
James M. Kratochvil	56	Chief Financial Officer
B. Evan Bayh(4)	56	Director
Anthony M. Civale(1)	38	Director
Donald C. Graham(1)	79	Director
Steven C. Graham	53	Director
Joshua J. Harris	47	Director
David B. Heller(2)	45	Director
Carl J. (Rick) Rickertsen(2)	52	Director
Robert V. Seminara(1)(2)(3)(4)	40	Director

(1)	Member of the Compensation Committee.
(2)	Member of the Audit Committee.
(3)	Member of the Executive Committee.
(4) Member of Nominating & Governance Committee

Jonathan D. Rich assumed the role of Chairman and Chief Executive Officer of Berry Plastics Group, Inc. in October 2010.  Prior to becoming CEO, Dr. Rich served as President and Chief Executive Officer of Momentive Performance Materials, Inc. from June 2007 until October 2010.  Prior to Momentive, Dr. Rich held executive positions at Goodyear Tire and Rubber from 2000 until 2007, including President of Goodyear North American Tire and President of Goodyear Chemical.  Dr. Rich began his career at General Electric in 1982, where he was employed for 18 years in a variety of R&D, operational and executive roles.  Dr. Rich’s position as Chief Executive Officer, his extensive management experience and his skills in business leadership and strategy qualify him to serve as a director of the company.

Randall J. Becker was named President and Chief Operating Officer of Berry Plastics Group, Inc. in December 2009.  Mr. Becker formerly served as an Executive Vice President of Operations and has served in a variety of operational and executive roles over his 22 years of service with the company.

James M. Kratochvil has been Chief Financial Officer of Berry Plastics Group, Inc. since 1991.  Mr. Kratochvil was formerly employed by our predecessor company from 1985 to 1991 as Controller.

B. Evan Bayh has been a member of our Board of Directors since 2011.  Mr. Bayh is a former U.S. Senator and Indiana Governor.  He was a member of the U.S. Senate from the state of Indiana from 1998 until his retirement in 2011.  While in the Senate, he served on a variety of committees, including the Banking, Housing and Urban Affairs Committee, and the Committee on Small Business and Entrepreneurship.  Prior to serving in the Senate, Mr. Bayh served as Indiana Governor from 1988 to 1997.  Mr. Bayh’s many years of service in elected office, including as the chief executive of a large Midwestern state, qualifies him to serve as a director of the company.

Anthony M. Civale has been a member of our Board of Directors since 2006.  Mr. Civale is the Lead Partner and Chief Operating Officer of Apollo Capital Management, LLC and co-founded Apollo’s senior credit and structured credit businesses.  He joined Apollo in 1999.  Prior to that time, Mr. Civale was employed by Deutsche Bank Securities, Inc. in the Financial Sponsors Group within its Corporate Finance Division.  Mr. Civale also serves on the Board of Directors of HFA Holdings Limited, a multi-billion hedge fund of funds operator.  In addition to these corporate boards, Mr. Civale also serves on the Board of Directors of Youth INC, a non-profit organization serving New York City children, and is a member of the Board of Trustees of Middlebury College.  Mr. Civale has previously served on the boards of directors of Harrah’s Entertainment, Goodman Global, Inc. Prestige Cruises and Covalence Specialty materials.  Mr. Civale graduated from Middlebury College with a B.A. in Political Science.  Mr. Civale’s extensive financial and business experience qualify him to serve as a director of the company.

Donald C. Graham founded “The Graham Group,” an alliance of independently owned and operated industrial businesses and investment management firms, and has been a member of our Board of Directors since 2006.  Over nearly half a century, Mr. Graham built a substantial family industrial concern—founding consumer packaging, capital equipment and building products businesses, and investing in companies serving a wide range of consumer and industrial sectors.  Mr. Graham founded Graham Packaging Company, in which he sold a controlling interest in 1998 and retained a minority ownership position until the company was sold in 2011; as of that point, The Graham Group’s three legacy industrial businesses operated in more than 90 locations worldwide.  Mr. Graham participates on several advisory boards of The Graham Group’s independently owned and managed investment concerns and continues to provide guidance as an active board member of and investor in many underlying portfolio companies.  Mr. Graham is Steven C. Graham’s father.  Mr. Graham’s leadership of The Graham Group and his extensive financial and business experience, including in the packaging industry, qualify him to serve as a director of the company.

Steven C. Graham serves as Senior Managing Principal of Graham Partners and has been a member of our Board of Directors since 2006.  Prior to founding Graham Partners in 1988, Mr. Graham worked in the Investment Banking Division of Goldman, Sachs & Co. in New York and as an Acquisition Officer for the RAF Group, a private investment firm headquartered in Philadelphia, Pennsylvania.  Mr. Graham serves on the boards of numerous portfolio companies of Graham Partners and on the firm's Investment Committee; he also serves on the Advisory Board of certain unaffiliated private investment funds managed by other general partners.  Mr. Graham also serves on the Board of Advisors for the Center for Private Equity and Entrepreneurship at the Tuck School of Business at Dartmouth College, Williams College Endowment's Non-marketable Assets Advisory Committee, and other charitable and for-profit advisory boards.  Mr. Graham earned his B.A. with a double major in Philosophy and English from Williams College in 1982 and his M.B.A. from Dartmouth College's Amos Tuck School of Business in 1986.  Mr. Graham is Donald C. Graham's son.  Mr. Graham's extensive financial and business experience qualify him to serve as a director of the company.

Joshua J. Harris has been a member of our Board of Directors since 2006.  Mr. Harris is a Senior Managing Director of Apollo Global Management, LLC and Managing Partner of Apollo Management, L.P., which he co-founded in 1990.  Prior to 1990, Mr. Harris was a member of the Mergers and Acquisitions Group of Drexel Burnham Lambert Incorporated.  Mr. Harris also currently serves on the boards of directors of Apollo Global Management, LLC, Lyondell Basell Industries, CEVA Group plc, Momentive Performance Materials and the holding company for Constellium.  Mr. Harris has previously served on the boards of directors of Verso Paper, Metals USA, Nalco, Allied Waste Industries, Pacer International, General Nutrition Centers, Furniture Brands International, Compass Minerals Group, Alliance Imaging, NRT Inc., Covalence Specialty Materials, United Agri Products, Quality Distribution, Whitmire Distribution, and Noranda Aluminum.  Mr. Harris graduated summa cum laude and Beta Gamma Sigma from the University of Pennsylvania’s Wharton School of Business with a Bachelor of Science Degree in Economics and received his M.B.A. from the Harvard School of Business, where he graduated as a Baker and Loeb Scholar.  Mr. Harris’ leadership of Apollo and his extensive financial and business experience qualify him to serve as a director of the company.

Robert V. Seminara has been a member of our Board of Directors since 2006.  Mr. Seminara joined Apollo Management, L.P. in 2003.  Prior to that time, Mr. Seminara was a member of the Private Equity Group at Evercore Partners from 1996 to 2003.  Prior to his tenure at Evercore, Mr. Seminara was employed by Lazard Frères & Co. in the firm’s Media & Communications Group.  Mr. Seminara also serves on the Board of Directors of Skylink Aviation and is a member of the Board of Managers of Momentive Performance Materials Holdings LLC.  Mr. Seminara graduated summa cum laude with a B.S. in Economics from the University of Pennsylvania’s Wharton School of Business.  Mr. Seminara’s extensive financial and business experience qualify him to serve as a director of the company.

David B. Heller became a member of our Board of Directors in October 2012.  Mr. Heller is the former Global Co-Head of the Securities Division at Goldman, Sachs & Co., where he also served on the Management Committee.  He joined Goldman Sachs in 1989 in New York and also spent significant time living and working in Tokyo and London during his career with the firm. He retired from Goldman in March of 2012. Currently he serves as a Trustee for the Acumen Fund, the New Museum of Contemporary Art, Project Morry, and Third Way. He earned a B.A. from Harvard College and continues to be involved with the university as Co-Chair of his class fundraising efforts. Mr. Heller’s extensive financial experience qualifies him to serve as a director of the company.

Carl J. (Rick) Rickertsen became a member of our Board of Directors in January 2013.  Mr. Rickertsen is currently managing partner of Pine Creek Partners, a private equity investment firm, a position he has held since January 2004.  From January 1998 to January 2004, Mr. Rickertsen was chief operating officer and partner of Thayer Capital Partners, a private equity investment firm.  From September 1994 to January 1998, Mr. Rickertsen was a managing partner at Thayer.  Mr. Rickertsen was a founding partner of three Thayer investment funds totaling over $1.4 billion and is a published author.  Mr. Rickertsen has been a member of the Board of Directors of MicroStrategy, a publicly-traded software firm, since October 2002; Apollo Senior Floating Rate Fund, a closed-end senior bank debt fund since 2011; Noranda Aluminum, a U.S.-based aluminum producer, since 2012, and Berry Plastics, a large packaging manufacturer, since 2013.  Mr. Rickertsen was formerly a board member of publicly-traded companies Convera Corporation, a search-engine software company, UAP Holding Corp., a distributor of agriculture products, and Homeland Security Capital Corporation, a specialized technology provider to government and commercial customers.  Mr. Rickertsen received a BS from Stanford University and an MBA from Harvard Business School.  Mr. Rickertsen's extensive financial experience qualifies him to serve as a director of the company.

Board Committees

Our Board of Directors comprises a Compensation Committee, an Audit Committee, an Executive Committee and a Nominating and Governance Committee.  The charter for each Board committee is available on our website at www.berryplastics.com.

Audit Committee

Our Audit Committee currently consists of Messrs. Seminara, Heller (Chair) and Rickertsen.  Our Board of Directors has determined that Messrs. Heller and Rickertsen satisfy the requirements for independence and financial literacy under the rules and regulations of the NYSE and the Securities and Exchange Commission, qualify as audit committee financial experts as defined under Securities and Exchange Commission rules and regulations, and satisfy the financial sophistication requirements of the NYSE.  Under the NYSE rules a listed company must have at least one independent member of the audit committee at the time of listing, a majority of independent members within 90 days of its registration statement being declared effective and a fully independent audit committee within one year of its registration statement being declared effective.  The Board of Directors will take all action necessary to comply with the applicable stock exchange rules, including appointing an audit committee composed entirely of independent directors, subject to the above-described transition period.

Stockholder Nominations and Recommendations for Director Candidates

Our amended and restated Bylaws adopted in connection with our initial public offering in October 2012 include revised procedures relating to stockholder nominations of candidates for election to our Board of Directors.  Under our Bylaws, any stockholder wanting to nominate a person for election to the board of directors at an annual meeting and have such nominee included in our proxy materials must provide a written notice to us that sets forth the specified information required in our Bylaws concerning the proposed nominee.  The notice must be delivered to the Secretary at our principal executive offices not earlier than the close of business on the 120th day and not later than the close of business on the 90th day prior to the first anniversary of the date of the preceding annual meeting, unless our annual meeting is advanced by more than 30 days or delayed by more than 60 days from such anniversary date, in which case the stockholder’s notice must be received not later than the close of business on the 90th day prior to the date of the annual meeting or, if later, the tenth day following the day on which the meeting is publicly announced.  The requirements for the notice are set forth in our Bylaws, a copy of which can be obtained upon request directed to the Secretary at our principal executive offices at the address set forth above.

Our Board of Directors will review any stockholder nominations that are made according to the procedures described above and, with the assistance of the Secretary, will determine whether such proposals meet applicable criteria for inclusion in our proxy solicitation materials or consideration at the annual meeting.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors, and persons who own more than 10% of existing common stock, to file with the Securities and Exchange Commission reports detailing their ownership of existing common stock and changes in such ownership. Officers, directors and greater-than-10% stockholders are required by Commission regulations to furnish us with copies of all Section 16(a) forms they file. Berry Plastics Group, Inc was not subject to Section 16(a) during our most completed fiscal year.  Based solely on review of the copies of such forms furnished to us, we believe that, directors and greater-than-10% stockholders complied with the filing requirements of Section 16(a) since the time Section 16(a) became applicable.

Code of Business Ethics

We have a Code of Business Ethics that applies to all employees, including our Chief Executive Officer and senior financial officers.  These standards are designed to deter wrongdoing and to promote the highest ethical, moral and legal conduct of all employees.  Our Code of Business Ethics can be obtained on our website.

Item 11.  EXECUTIVE COMPENSATION

 The Compensation Committee makes all final compensation decisions for our executive officers, including each of our “named executive officers” identified in our Summary Compensation Table and established the annual salaries and bonuses paid to vice presidents and above (which we collectively refer to as the “Senior Management Group”) for fiscal 2012.  Below is a discussion of the principles outlining our executive compensation program.

Compensation Discussion and Analysis

Our goal as an employer is to ensure that our pay practices are equitable as compared to market practice, facilitate appropriate retention, and reward exceptional performance.  We have conducted studies to better understand compensation programs of other manufacturing companies similar in size to the Company.  Our studies have reviewed base salary, bonus, and a time based option value for one year, and based on such studies, we believe that our compensation levels generally fall at the lower end of other comparable companies.

The Company believes that executive compensation should be designed to align closely the interests of its executive officers and stockholders and to attract, motivate, reward and retain superior management talent.  The Company utilizes the following guidelines pertaining to executive compensation:

•	pay compensation that is competitive with the practices of other manufacturing businesses that are similar in size to the Company;
•	wage enhancements aligned with the performance of the Company;
•	pay for performance by:
•
setting performance goals determined by our CEO and the Board of Directors for our officers and providing a short-term incentive award opportunity through a bonus plan that is based upon achievement of these goals; and

•
providing long-term incentive opportunities in the form of stock options, in order to retain those individuals with the leadership abilities necessary for increasing long-term stockholder value while aligning their interests with those of our investors and stockholders.

Role of Executive Officers

The performance goals of each of our executive officers are reviewed annually.  This information, along with the performance of the Company and market data, determines the wage adjustment recommendation presented to the Compensation Committee.  All other compensation recommendations with respect to executive officers of the company are made by the CEO pursuant to policies established in consultation with the Compensation Committee and recommendations from the Human Resource Department.

The Compensation Committee evaluates the performance of the CEO and determines the CEO’s compensation in light of the goals and objectives of the compensation program.  The Compensation Committee expects to review, on at least an annual basis, the performance of the CEO as compared with the achievement of the company’s goals and any individual goals. The CEO, together with the Human Resource Department, will assess the performance and compensation of the other named executives officers annually. The CEO, together with the Human Resource Department, will review annually the performance of each member of the Senior Management Group as compared with the achievement of the company or operating division goals, as the case may be, together with each executive’s individual goals and make compensation recommendations to the Compensation Committee. The Compensation Committee can exercise its discretion in modifying any recommended adjustments or awards to the executives. Both performance and compensation are evaluated to ensure that the company is able to attract and retain high quality executives in vital positions and that their compensation, taken as a whole, is competitive and appropriate compared to that of similarly situated executives in other corporations within the company’s industry.

Executive Compensation Program

The compensation of our executive officers is generally classified into the following three categories:  (1) base salary, (2) annual bonus, and (3) long-term equity awards in the form of company stock options.  The company has selected these elements because each is considered useful and/or necessary to meet one or more of the principal objectives of the company’s business.  Base salary and bonus targets are set with the goal of motivating our named executive officers and adequately compensating and rewarding them on a day-to-day basis for the time spent and the services they perform.  Our equity programs are geared toward providing an incentive and reward for the achievement of long-term business objectives, retaining key talent and more closely aligning the interests of management with our stockholders.

The compensation program for our named executive officers is reviewed on an annual basis. In setting individual compensation levels for a particular executive, the total compensation package is considered, along with the executive’s past and expected future contributions to our business.

Base Salary

Our executive officers’ base salaries depend on their position within the company and its subsidiaries, the scope of their responsibilities, the period during which they have been performing those responsibilities and their overall performance.  Base salaries are reviewed annually and are generally adjusted from time to time to realign salaries with market levels after taking into account individual responsibilities, performance and experience.

Annual Bonus

The company has a long history of sharing profits with employees.  This philosophy is embedded in our corporate culture and is one of many practices that has enabled the company to continually focus on improvement and be successful.

Our named executive officers participate in our Executive Profit Sharing Bonus Program, which is subject to approval by our Board of Directors every year.  Depending on our overall business performance, which for calendar year 2012 was specifically related to our attainment of Adjusted EBITDA (excluding the impact of current-year acquisitions and dispositions) and our growth, each named executive officer was eligible to receive a bonus ranging from zero to 108% of his or her annual base salary.  These target ranges were the same for all members of the Senior Management Group and were subject to change at the discretion of the Compensation Committee.  Performance objectives are generally set on an annual basis.  The applicable performance period is the calendar year in which the bonus award opportunity is granted.

In determining the amount each named executive officer earned under the Executive Profit Sharing Bonus Program, 75% of the target value of the award was earned based on attaining 100% of the applicable annual Adjusted EBITDA target, and 25% was based on attaining a pre-established level of growth in the equity value of the company.  By meeting both targets, named executive officers qualified to earn 68.5% of their annual base salary.  Bonus payments were thus directly tied to the performance of the company.  Upon approval by our Board of Directors, bonuses were, to the extent earned, generally paid on an annual basis on a date determined by the Compensation Committee.

In connection with our initial public offering on October 3, 2012, we adopted the Berry Plastics Group, Inc. Executive Bonus Plan.  The Executive Bonus Plan is intended to provide an incentive for superior work and to motivate covered key executives toward even greater achievement and business results, to tie their goals and interests to those of ours and our stockholders and to enable us to attract and retain highly qualified executives.  Under the Executive Bonus Plan, we may pay bonuses (including, without limitation, discretionary bonuses) to key executives, including executive officers, based upon such terms and conditions as our Board of Directors or Compensation Committee may in its discretion determine. The Executive Bonus Plan is administered by our Board of Directors and/or Compensation Committee.

Beginning in calendar year 2013, in determining the amount each covered executive officer earns under the Executive Bonus Plan, each covered executive officer, other than Dr. Rich, is eligible to receive a bonus ranging from zero to 137% of his or her annual base salary.  Dr. Rich is eligible to receive a bonus ranging from zero to 200% of his annual base salary. The determination of the target values under the Executive Bonus Plan is consistent with the determination of such target values under the Executive Profit Sharing Bonus Program.  By meeting both targets, covered executive officers, other than Dr. Rich, qualify to earn 68.5% of their annual base salary.  By meeting both targets, Dr. Rich qualifies to earn 100% of his annual base salary.  Bonus payments under the Executive Bonus Plan thus continue to be directly tied to the performance of the company.  Upon approval by our Board of Directors, bonuses are, to the extent earned, generally paid on an annual basis on a date determined by the Compensation Committee.

Equity Compensation Plans

In 2006, we adopted the 2006 Equity Incentive Plan.  The 2006 Equity Incentive Plan permits us to grant stock options, stock appreciation rights, and rights to purchase shares to employees, directors or consultants of the company or any of its subsidiaries.  The 2006 Equity Incentive Plan is administered by our Board of Directors or, if designated by our Board of Directors, by the Compensation Committee.  Approximately 12.3 million shares of our common stock are reserved for issuance under the 2006 Equity Incentive Plan, after giving effect to the 12.25-for-one stock split that we executed in October 2012.

As discussed below, we have awarded stock options to members of our management, including our named executive officers.  However, the Compensation Committee has not established a formal program or practice regarding the amount or timing of equity award grants to our employees.  We do not have a program, plan or practice for selecting grant dates for awards under the 2006 Equity Incentive Plan in coordination with the release of material nonpublic information.  Under the 2006 Equity Incentive Plan, the exercise price for option awards is the fair market value of our common stock on the date of grant.  Historically, the fair market value of a share of our common stock was determined by the Board of Directors by applying industry-appropriate multiples to our then-current Adjusted EBITDA.  This valuation took into account a level of net debt that excluded cash required for working capital purposes.  Going forward, we expect that the fair market value of a share of our common stock will be determined for this purpose by reference to the public trading price of a share of our common stock on the date of grant of the option (e.g., using a weighted average or closing price).  The Compensation Committee is not prohibited from granting awards at times when it is in possession of material nonpublic information.  However, no inside information was taken into account in determining the number of options previously awarded or the exercise price for those awards, and we did not “time” the release of any material nonpublic information to affect the value of those awards.

From time to time, we have granted management participants stock options or stock appreciation rights under the 2006 Equity Incentive Plan.  In connection with the grants, we have entered into stock option or stock appreciation right award agreements with management participants.  The Compensation Committee believes that the granting of awards under the 2006 Equity Incentive Plan promotes, on a short- and long-term basis, an enhanced personal interest for our executives and an alignment of those interests with the goals and strategies of the company and the interests of our stockholders.  The Compensation Committee also believes that the equity grants provide not only financial rewards to such executives for achieving company goals but also provide additional incentives for executives to remain with the company.

Generally, options granted under the 2006 Equity Incentive Plan and the Berry Plastics Group, Inc. 2012 Long-Term Incentive Plan (which we refer to as the “2012 Plan”), become vested and exercisable over a five-year period.  Unless set forth otherwise in the applicable award agreement, time-based options generally vest in 20% increments on each of the first five anniversaries of the grant date.  Performance-based options generally vest upon achievement of certain EBITDA or IRR targets, and all options granted and outstanding under the 2006 Equity Incentive Plan vest on the ninth anniversary of the date of grant regardless of the achieving of the defined targets.  In each case, the vesting of options is generally subject to the grantee’s continued employment at the company or at one of its subsidiaries as of the applicable vesting date (subject to certain exceptions, as described below).

The 2006 Equity Incentive Plan (as supplemented by a side letter) provides for payment to holders of vested outstanding stock options and stock appreciation rights of special dividends and a pro rata share of transaction fees that may be paid to Apollo and Graham Partners in connection with certain extraordinary transactions.  Absent an agreement otherwise, dividends and transaction fees in respect of unvested options and stock appreciation rights are credited to an account (and funded through the use of a “rabbi” trust) and paid to the option or stock appreciation right holder upon the earlier of the second anniversary of the date of payment of dividends or transaction fees generally (as the case may be), the holder’s death, disability, retirement, termination without cause or resignation for good reason or a change of control of us (as such terms are defined in the 2006 Equity Incentive Plan). The above terms and conditions regarding payments and credits in the event of special dividends will expire upon the consummation of the offering.

The maximum term of options granted under the 2006 Equity Incentive Plan and options granted under the 2012 Plan is ten years.  Subject to certain exceptions set forth in the applicable stock option award agreement, unvested options granted under the 2006 Equity Incentive Plan will automatically be forfeited upon termination.  With respect to options granted under the 2012 Plan, upon a termination for any reason other than for cause, the death or disability of the participant, or a voluntary termination of employment by the participant, an additional 5% of the participant’s options will vest for each full three-month period lapsed from the prior vesting date or, in the case of such a termination prior to the first anniversary of the grant date, the grant date.  In the case of a termination for cause, vested options are forfeited.  All vested options held by the participant upon a termination of employment (other than for cause) will expire 90 days after termination (or one year after termination in the case of termination due to death or disability).  In the case of a termination of employment due to death or disability, an additional 20% of a participant’s options will vest and, with respect to options granted under the 2012 Plan, an additional 5% of the participant’s options will vest for each full three-month period lapsed from the prior vesting date or, in the case of such a termination prior to the first anniversary of the grant date, the grant date.

With respect to options granted under the 2006 Equity Incentive Plan, 20% of each grantee’s option grants become vested upon a “change in control” of us, and 40% of each grantee’s option grants become vested if such change in control results in the achievement of a targeted internal rate of return.  In the case of Dr. Jonathan Rich, our Chief Executive Officer, different vesting terms and conditions apply to his unvested stock options in the event his employment is terminated under certain circumstances or there is a change of control of us.  With respect to options granted under the 2012 Plan, if the employment of the participant is terminated at any time following a “change in control” of us for any reason other than for cause, the death or disability of the participant, or the voluntary termination of employment by the participant, 40% of each grantee’s options become vested.

The 2012 Plan permits us to grant stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock-based awards to employees, directors and consultants of the company or any of its subsidiaries.  The 2012 Plan is administered by our Board of Directors or, if designated by our Board of Directors, by the Compensation Committee.  Subject to adjustment, the 2012 Plan authorizes the issuance of up to 9,297,750 shares of common stock pursuant to the grant or exercise of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units and other equity-based awards.  The maximum number of shares of common stock issued pursuant to incentive stock options will be 929,775 shares of common stock.

In connection with our initial public offering, we granted under the 2012 Plan stock option awards with respect to approximately 2.72 million shares in the aggregate to non-employee directors, employees and officers, including our named executive officers as follows:  Dr. Rich—720,000 options, Mr. Kratochvil—180,000 options, Mr. Unfried—100,000 options, Mr. Salmon—100,000 options and Mr. Becker—45,000 options.  Such options granted to our named executive officers have a per-share exercise price equal to our initial public offering price of $16 and are subject to the time-based vesting conditions described above.

Compensation Programs and Risk Management

We have determined that any risks arising from our compensation programs and policies are not reasonably likely to have a material adverse effect on the company.  Our compensation programs and policies mitigate risk by combining performance-based, long-term compensation elements with payouts that are highly correlated to the value delivered to the company and its stockholders.  The combination of performance measures applicable to annual bonuses and equity compensation awards granted to our executive officers and the multi-year vesting schedules applicable to equity awards granted to our executives encourages our executives to maintain both a short- and long-term view with respect to company performance.

Post-Employment Compensation

We provide post-employment compensation to our employees, including our named executive officers, as a continuance of the post-retirement programs sponsored by prior owners of the company.  The Compensation Committee believes that offering such compensation allows us to attract and retain qualified employees and executives in a highly competitive marketplace and rewards our employees and executives for their contribution to the company during their employment.

A principal component of our post-employment executive officer compensation program is a qualified defined contribution 401(k) plan and a retirement health plan, which plans apply to all of our employees generally.  Additionally, as described in more detail below, certain of our named executive officers are party to employment agreements with us that provide for termination rights and benefits.  Under the 401(k) plan, the company awards a $200 lump sum contribution annually for participating in the plan and matches dollar-for-dollar the first $300 contributed by participants, with an additional match equal to 10% of the applicable participant’s elective deferrals made during the plan year (subject to the limits set forth under the Internal Revenue Code).  Participants who contribute at least $1,000 will also receive an additional $150 lump sum deposit at the end of the year.  Company matching contributions are immediately vested upon contribution.

Perquisites and Other Personal Benefits

The Compensation Committee periodically reviews the perquisites provided to our executive officers to ensure that they are reasonable, competitive and consistent with the overall compensation program.  Such perquisites include for certain of our executive officers (as set forth in more detail in the Summary Compensation Table and accompanying footnotes) use of a company-provided car and financial planning and tax assistance.

Section 162(m) of the Internal Revenue Code

From and after the time that our compensation programs become subject to Section 162(m) of the Internal Revenue Code, we intend to consider the structure of base salary, annual bonus and equity award compensation in order to maintain the deductibility of compensation under Section 162(m), to the extent we believe it is in the best interests of our stockholders to do so.  However, the Board of Directors will take into consideration other factors, together with Section 162(m) considerations, in making executive compensation decisions and could, in certain circumstances, approve and authorize compensation that is not fully tax deductible.  Transition provisions under Section 162(m) may apply for a period of approximately three to four years to certain compensation arrangements that were entered into by us prior to being publicly traded.

Summary Compensation Table

The following table sets forth the compensation awarded to, earned by, or paid to the chief executive officer, chief financial officer and the other three most highly compensated executive officers (collectively, the “Named Executive Officers”) during fiscal years 2012, 2011 and 2010.

Name and Principal Position	Fiscal Year	Salary	Bonus	Stock Awards		All Other Compensation		Total
Jonathan D. Rich	2012	$864,716	$776,687	$—		$5,560		$1,646,963
Chairman and Chief Executive Officer	2011	834,329	30,740	733,239	(1)	25,993		1,624,301
	2010	—	—	—		—		—
Randall J. Becker	2012	$516,113	$456,875	$—		$9,468		$982,456
Chief Operating Officer	2011	522,729	75,000	—		2,325		600,054
	2010	422,617	143,331	—		2,736		568,684
James M. Kratochvil	2012	$503,809	$443,225	$—		$22,513	(2)	969,547
Chief Financial Officer	2011	512,552	72,759	—		14,171		599,482
	2010	448,688	313,864	—		—		762,552
Thomas E. Salmon	2012	$429,066	$429,988	$—		$13,430	(3)	$872,484
President—Engineered Materials Division	2011	408,910	60,633	—		2,263		471,806
	2010	376,595	261,553	—		12,449		650,597
G. Adam Unfried	2012	$358,134	$311,749	$—		$4,426		$674,309
President—Rigid Packaging—Open Top	2011	357,032	51,176	—		2,333		410,541
	2010	312,609	204,705	—		2,185		519,499

(1)   Equals the aggregate grant date fair value, as computed in accordance with FASB ASC Topic 718, of the grants of nonqualified stock options to Dr. Rich under the 2006 Equity Incentive Plan.  For a description of the assumptions used to value these options, please refer to Note 1 to the “Notes to Consolidated Financial Statements.”

(2)
Equals the sum of (1) $13,163 in costs incurred by the company for the executive’s use of a company-provided vehicle, (2) $1,871 in costs of group life insurance coverage provided to the executive, (3) $4,430 in costs incurred by the company for the executive’s tax return preparation, (4) $229 in costs of individual disability coverage provided to the executive and (5) $2,820 in matching contributions made by the company to the executive’s account under the company 401(k) plan.

(3)
Equals the sum of (1) $10,585 in costs incurred by the company for the executive’s use of a company provided vehicle, (2) $543 in costs of group life insurance coverage provided to the executive, and (3) $2,302 in matching contributions made by the company to the executive’s account under the company 401(k) plan.

Employment and Consulting Agreements

Messrs. Becker and Kratochvil were party to employment agreements with the company that expired in December 2011 (although the severance provisions of such agreements remain in effect, as described below), and Messrs. Unfried and Salmon are party to agreements that remain in effect unless terminated according to the agreements’ terms.  The employment agreements provide for base salary as disclosed in the “Summary Compensation Table” above.  Salaries are subject in each case to annual adjustment at the discretion of the company.  The employment agreements generally entitle each executive to participate in all incentive compensation and welfare plans established by the Company for executive officers.

The company may terminate the employment agreements for “cause” or due to a “disability” (as such terms are defined in the agreements).  Specifically, if Mr. Salmon or Mr. Unfried is terminated by the company without “cause” (as such term is defined in their respective agreements), each is entitled to:  (1) a pro rata portion of the annual bonus awarded to the executive for the year in which termination occurs, and (2) (A) if terminated prior to January 1, 2015, continuation of base salary for one year after termination, and (B) if terminated on or after January 1, 2015, severance benefits pursuant to the provisions of the Berry Plastics Corporation Severance Pay Plan in effect on the date of termination.  Notwithstanding the termination of their employment agreements on December 31, 2011, if Mr. Kratochvil or Mr. Becker is terminated without “cause,” which, in the case of Mr. Kratochvil, includes a termination by reason of death or “disability” (as such terms are defined in their respective agreements), each is entitled to:  (1) the greater of (A) continuation of base salary for one year after termination or (B) 1/12 of one year’s base salary for each year of employment (subject to a maximum of 30 years) with the company and its predecessors, and (2) a pro rata portion of the annual bonus awarded to him for the year in which termination occurs.  Each employment agreement also includes customary noncompetition, nondisclosure and nonsolicitation provisions.

In October 2010, the company and Dr. Rich entered into an employment agreement.  The employment agreement provides for base salary as disclosed in the “Summary Compensation Table” above.  Salary is subject to annual adjustment at the discretion of the Compensation Committee of the Board of Directors.  The agreement generally entitles Dr. Rich to an annual performance-based target bonus determined based on a defined percentage of his then-current annual base salary and to participate in all welfare plans established for executive officers.  If Dr. Rich’s employment is terminated by the company without “cause,” if Dr. Rich resigns for “good reason,” or if his employment is terminated by reason of death or disability, in each case (other than death) subject to his execution of a release of claims and compliance with the restrictive covenants set forth in his agreement, he is entitled to (1) cash severance equal to 18 months’ base salary, payable in monthly installments, (2) a prorated bonus based on actual performance for the year in which termination occurs and (3) for the severance continuation period, a monthly amount equal to the amount by which the monthly COBRA continuation coverage premium exceeds the active employee monthly premium under the company’s group medical plans. The employment agreement also includes customary noncompetition, nondisclosure and nonsolicitation provisions.

Outstanding Equity Awards at Fiscal Year-End Table

The following table shows the number of outstanding equity awards held by each of our named executive officers as of September 29, 2012.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($/sh)	Option Expiration Date
Jonathan D. Rich	102,085	1,122,914(1)	6.12	10/04/20
James M. Kratochvil	255,558	—	8.16	9/20/16
Randall J. Becker	127,779	—	8.16	9/20/16
Randall J. Becker	23,951	39,919(2)	6.18	1/01/20
G. Adam Unfried	167,580	—	8.16	9/20/16
Thomas E. Salmon	26,814	6,702(3)	8.16	6/04/17
Thomas E. Salmon	62,215	29,953(4)	9.21	1/01/18

(1)
The executive’s unvested options vest as follows:  (i) with respect to 306,256 options, 25% vest on October 4 of each of 2012, 2013, 2014 and 2015, and (ii) 816,658 options vest upon the attainment of certain performance criteria.

(2)
The executive’s unvested options vest as follows:  (i) with respect to 14,371 options, approximately 1,597 vest at the end of each calendar quarter beginning with the calendar quarter ending December 31, 2012, (ii) with respect to 19,161 options, approximately 6,387 vest at the end of each calendar year beginning with the 2012 calendar year based on the attainment of performance criteria, and (iii) approximately 6,387 options vest on January 1, 2019.

(3)	The executive’s unvested options vest on June 4, 2016.

(4)
The executive’s unvested options vest as follows:  (i) approximately 2,303 options vest at the end of the calendar quarter ending December 31, 2012, (ii) 9,216 options vest at the end of calendar year 2012 based on the attainment of performance criteria, and (iii) approximately 18,434 options vest on January 1, 2017.

Option Exercises for the 2012 Fiscal Year

No options were exercised by our named executive officers in fiscal 2012.

Potential Payments Upon Termination or Change-in-Control

As discussed above, Messrs. Unfried, Salmon and Dr. Rich are party to employment agreements with the company.  Messrs. Becker and Kratochvil were party to employment agreements with the company that expired in December 2011 that, notwithstanding their termination, provide the severance benefits described below.  If Mr. Becker or Mr. Kratochvil is terminated without “cause,” which, in the case of Mr. Kratochvil, includes a termination by reason of death or “disability” (as such terms are defined in their respective agreements), each is entitled to:  (1) the greater of (A) continuation of base salary for one year after termination and (B) 1/12 of one year’s base salary for each year of employment (subject to a maximum of 30 years) with the company and its predecessors, and (2) a pro rata portion of the annual bonus awarded to him for the year in which termination occurs.  If Mr. Salmon or Mr. Unfried is terminated by the company without “cause” (as such term is defined in their respective agreements), the executive is entitled to:  (1) a pro rata portion of the annual bonus awarded to the executive for the year in which termination occurs, and (2) (A) if terminated prior to January 1, 2015, continuation of base salary for one year after termination, and (B) if terminated on or after January 1, 2015, severance benefits pursuant to the provisions of the Berry Plastics Corporation Severance Pay Plan in effect on the date of termination.  If Dr. Rich is terminated by the company without “cause,” he resigns for “good reason” or if his employment is terminated by reason of death or disability, in each case (other than death) subject to his execution of a release of claims and compliance with the restrictive covenants set forth in his agreement, he is entitled to (1) cash severance equal to 18 months’ base salary, payable in monthly installments, (2) a prorated bonus based on actual performance for the year in which termination occurs, and (3) for the severance continuation period, a monthly amount equal to the amount by which the monthly COBRA continuation coverage premium exceeds the active employee monthly premium under the company’s group medical plans.

Under the company’s form of option award agreements under the 2006 Equity Incentive Plan, as described above, unvested options will automatically be forfeited upon a termination without cause (in the case of a termination for cause, vested options are also forfeited).  In the case of a termination of employment due to death or disability, an additional 20% of an executive’s options will vest.  Twenty percent of each executive’s option grants becomes vested upon a “change in control” of us, and 40% becomes vested if such change in control results in the achievement of a targeted internal rate of return.  In the case of Dr. Rich, different vesting terms and conditions apply to his unvested stock options in the event his employment is terminated under certain circumstances or there is a change of control of us.  Assuming the initial public offering price of $16.00 per share, and that the employment of each of our named executive officers had been terminated without “cause” on September 29, 2012, the “in the money” value of any vested options held by Messrs. Kratochvil, Becker, Salmon, Unfried and Dr. Rich as of such date would have been approximately $2,259,133, $1,388,716, $721,691, $1,481,407 and $1,110,685, respectively.  (These figures do not reflect values attributable to option awards granted to such officers under the 2012 Plan after September 29, 2012, in connection with our offering because such officers did not hold such options as of such date.)

If each of our named executive officers had been terminated without “cause” on September 29, 2012, Messrs. Kratochvil, Becker, Salmon, Unfried and Dr. Rich would have received cash severance amounts of approximately $1,392,000, $1,254,000, $650,000, $542,000 and $1,741,000, respectively.

Compensation of Directors

Effective October 3, 2013, non-employee directors will receive $21,250 per quarter, plus $10,000 annually for serving as Chair of a Board Committee, and are reimbursed for out-of-pocket expenses incurred in connection with their duties as directors.  For fiscal 2012, we paid non-employee directors’ fees as shown in the following table.

Name	Fees Earned or Paid	Option Awards	Total
Anthony M. Civale	$60,000	$—	$60,000
Patrick J. Dalton(1)	52,000	—	52,000
Donald C. Graham	58,000	—	58,000
Steven C. Graham	64,000	—	64,000
B. Evan Bayh	58,000	—	58,000
Joshua J. Harris	56,000	—	56,000
Robert V. Seminara	68,000	—	68,000

(1)	Mr. Dalton resigned from the Board of Directors effective February 8, 2012.

Messrs. Heller and Rickertsen were appointed to the Board of Directors subsequent to fiscal 2012.  Upon the completion of the our initial public offering on October 3, 2012, all non-employee directors received 15,500 option awards with an exercise price of $16 per share.

Compensation Committee Interlocks and Insider Participation

During fiscal 2012, no officer or employee served as a member of the Compensation Committee.  Messrs. Seminara, Donald Graham and Civale, members of our Compensation Committee, have relationships with our equity sponsors, Apollo and Graham Partners.  We paid fees during fiscal 2012 to our equity sponsors for providing management, consulting, or other advisory services.  As such, Messrs. Seminara, Donald Graham and Civale may be indirect beneficiaries of the relationship between our equity sponsors and us.

Compensation Committee Report

The Compensation Committee has reviewed and discussed with the company’s management the “Compensation Discussion and Analysis” included under “Item 11. Executive Compensation” above.  Based on such review and discussions, the Compensation Committee recommended to the company’s Board of Directors that the “Compensation Discussion and Analysis” be included in this Form 10-K/A.

THE COMPENSATION COMMITTEE
Robert V. Seminara
Donald C. Graham
Anthony M. Civale

Item 12.  SECURITY OWNERSHIP OF BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information, as of January 18, 2013, regarding the beneficial ownership of the common stock of Berry Plastics Group, Inc. with respect to:

•	each person that is a beneficial owner of more than 5% of its outstanding common stock;

•	each director and each executive officer named in the Summary Compensation Table; and

•	all directors and executive officers as a group.

As of January 18. 2013, there were 113,043,305 shares of our common stock issued and outstanding.

Name and Address of Owner(1)	Number of Shares of Common Stock(1)	Percent of Class
Apollo Funds(2)	66,915,477	59.2%
Graham Berry Holdings, L.P.(3)	6,125,000	5.4%
James M. Kratochvil(4)	1,097,948	1.0%
Jonathan Rich(4)	637,071	*
Randall J. Becker(4)	482,793	*
G. Adam Unfried(4)	321,025	*
Thomas E. Salmon(4)	212,158	*
B. Evan Bayh(5)(6)	40,000	*
Anthony M. Civale(5)(6)	58,753	*
Donald C. Graham(5)(7)	39,999	*
Steven C. Graham(5)(7)	39,999	*
Joshua J. Harris(5)(6)	58,753	*
Robert V. Seminara(5)(6)	58,753	*
David B. Heller(4)	15,500	*
Rick Rickertsen(8)	---	*
All directors and executive officers as a group (18 persons)	3,975,679	3.5%

*	Less than 1% of common stock outstanding.

(1)
The amounts and percentages of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities.  Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares voting power, which includes the power to vote or direct the voting of such security, or investment power, which includes the power to dispose of or to direct the disposition of such security.  Under these rules, more than one person may be deemed beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest.  Except as otherwise indicated in these footnotes, each of the beneficial owners has, to our knowledge, sole voting and investment power with respect to the indicated shares of common stock.

(2)
The amount reported includes shares held of record by Apollo V Covalence Holdings, L.P. (“Covalence V”), Apollo Investment Fund V, L.P. (“AIF V”), Covalence Co-Investment Holdings LLC (“Covalence Co-Invest”), Apollo Investment Fund VI, L.P. (“AIF VI”), AP Berry Holdings, L.P. (“AP Holdings”) and BPC Co-Investment Holdings LLC (“BPC Co-Investment LLC,” and together with Covalence V, AIF V, Covalence Co-Invest, AIF VI and AP Holdings, the “Funds”).  Apollo V Covalence Holdings, LLC (“Covalence LLC”) is the general partner of Covalence V, and Apollo Advisors V, L.P. (“Advisors V”) is the general partner of AIF V.  AP Berry Holdings, LLC (“AP Holdings LLC”) is the general partner of AP Holdings and the fiduciary of Apollo Overseas Partners (Germany) VI, L.P. (“Overseas Germany”), which is a limited partner of AP Holdings, with respect to Overseas Germany’s investment in our common stock.  Apollo Advisors VI, L.P. (“Advisors VI”) is the general partner of AIF VI and the managing general partner of Overseas Germany.  Apollo Capital Management V, Inc. (“ACM V”) is the general partner of Advisors V, and Apollo Capital Management VI, LLC (“ACM VI”) is the general partner of Advisors VI. Apollo Principal Holdings I, L.P. (“Principal I”) is the sole stockholder of ACM V and the sole member of ACM VI.  Apollo Principal Holdings I GP, LLC (“Principal I GP”) is the general partner of Principal I.  Apollo Management V, L.P. (“Management V”) is the manager of Covalence LLC and Covalence Co-Invest, and the investment manager of AIF V, and as such has voting and investment power over the shares of our common stock held by AIF V, Covalence V and Covalence Co-Invest.  Apollo Management VI, L.P. (“Management VI”) is the manager of AP Holdings LLC, BPC Co-Investment LLC and Overseas Germany, and the investment manager of AIF VI, and as such has voting and investment power over the shares of our common stock held by AP Holdings, BPC Co-Investment LLC and AIF VI.  AIF V Management, LLC (“AIF V LLC”) is the general partner of Management V and AIF VI Management, LLC (“AIF VI LLC”) is the general partner of Management VI.  Apollo Management, L.P. (“Apollo Management”) is the sole member and manager of AIF V LLC and AIF VI LLC, and Apollo Management GP, LLC (“Apollo Management GP”) is the general partner of Apollo Management.  Apollo Management Holdings, L.P. (“Management Holdings”) is the sole member and manager of Apollo Management GP, and Apollo Management Holdings GP, LLC (“Management Holdings GP”) is the general partner of Management Holdings.  Leon Black, Joshua Harris and Marc Rowan are the managers of Principal I GP, and the managers, as well as executive officers, of Management Holdings GP.  Each of the Funds disclaims beneficial ownership of the shares of our common stock held of record by any of the other Funds, and each of Covalence LLC, Overseas Germany, Advisors V, AP Holdings LLC, Advisors VI, ACM V, ACM VI, Principal I, Principal I GP, Management V, Management VI, AIF V LLC, AIF VI LLC, Apollo Management, Apollo Management GP, Management Holdings, Management Holdings GP, and Messrs. Black, Harris and Rowan, disclaims beneficial ownership of the shares of our common stock held of record by the Funds.  The address of Covalence V, AP Holdings, AIF V, AIF VI, Covalence LLC, AP Holdings LLC, Advisors V, Advisors VI, ACM V, ACM VI, Principal I and Principal I GP is One Manhattanville Road, Suite 201, Purchase, New York 10577.  The address of Overseas Germany is c/o Intertrust Corporate Services (Cayman) Limited, 190 Elgin Street, George Town, KY1-9005 Grand Cayman, Cayman Islands.  The address of each of Covalence Co-Invest and BPC Co-Investment LLC is c/o Apollo Management VI, L.P., 9 West 57th Street, New York, New York 10019.  The address of Management V, Management VI, AIF V LLC, AIF VI LLC, Apollo Management, Apollo Management GP, Management Holdings and Management Holdings GP, and Messrs. Black, Harris and Rowan, is 9 West 57th Street, 43rd Floor, New York, New York 10019.

(3)
Graham Partners II, L.P., as the sole member of the general partner of Graham Berry Holdings, L.P., has the voting and investment power over the shares held by Graham Berry Holdings, L.P.  Each of Messrs. Steven Graham and Donald Graham, who have relationships with Graham Partners II, L.P. and/or Graham Berry Holdings, L.P., disclaim beneficial ownership of any shares of Berry Plastics Group, Inc. that may be deemed beneficially owned by Graham Partners II, L.P. or Graham Berry Holdings, L.P. except to the extent of any pecuniary interest therein.  Each of Graham Partners II, L.P. and its affiliates disclaims beneficial ownership of any such shares in which it does not have a pecuniary interest.  The address of Graham Partners II, L.P. and Graham Berry Holdings, L.P. is 3811 West Chester Pike, Building 2, Suite 200, Newtown Square, Pennsylvania 19073.

(4)
The address of Messrs. Kratochvil, Becker, Unfried, Salmon, Heller, Rickertsen and Dr. Rich is c/o Berry, 101 Oakley Street, Evansville, Indiana 47710.  Total includes underlying options that are vested or scheduled to vest within 60 days.

(5)
Total represents underlying options that are vested or scheduled to vest within 60 days for each of Messrs. Bayh, Civale, Donald Graham, Steven Graham, Harris and Seminara.  Options for 24,500 shares beneficially owned by Steven Graham are held of record by Graham Partners Inc.

(6)	The address of Messrs. Bayh, Civale, Harris and Seminara is c/o Apollo Management, L.P., 9 West 57th Street, New York, New York 10019.

(7)	The address of Messrs. Steven Graham and Donald Graham is c/o Graham Partners, Inc. is 3811 West Chester Pike, Building 2, Suite 200, Newtown Square, Pennsylvania 19073.

(8)	Mr. Rickertsen was granted 15,500 options on January 22, 2013.

Changes in Control

We know of no arrangements, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of our company.

Equity Compensation Plan Information

The following table provides information as of the end of fiscal 2012 regarding shares of common stock of Berry Plastics Group, Inc. that may be issued under our existing equity compensation plan.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted Average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities referenced in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	—	—

Equity compensation plans not approved by security holders (1)	10,741,090 (2)	7.76	1,597,240
Total	10,741,090	7.76	1,597,240

(1)	Consists of the 2006 Equity Incentive Plan which our Board adopted in September 2006.
(2)	Does not include shares of Berry Plastics Group, Inc. Common Stock already purchased as such shares are already reflected in the Company’s outstanding shares.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Corporate Governance
Berry aspires to the highest ethical standards for our employees, officers and directors, and remains committed to the interests of our stockholders.  We believe we can achieve these objectives only with a plan for corporate governance that clearly defines responsibilities, sets high standards of conduct and promotes compliance with the law.  The Board of Directors has adopted formal corporate governance guidelines, as well as policies and procedures designed to foster the appropriate level of corporate governance.  Some of these guidelines and procedures are discussed below.

As of the date of this Amendment No. 1 to the Original Report, funds affiliated with Apollo Management, L.P. (“Apollo”) continue to control a majority of our voting common stock.  As a result, we qualify as a “controlled company” within the meaning of the New York Stock Exchange (“NYSE”) corporate governance standards.  Under the NYSE rules, a company of which more than 50% of the voting power for the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain NYSE corporate governance requirements, including:

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

As a result, we do not have a majority of independent directors nor do our nominating/corporate governance and compensation committees consist entirely of independent directors, and we are not required to have an annual performance evaluation of the nominating/corporate governance and compensation committees.

If at any time we cease to be a “controlled company” under stock exchange rules, the Board of Directors will take all action necessary to comply with the applicable stock exchange rules, including appointing a majority of independent directors to the Board of Directors and establishing certain committees composed entirely of independent directors, subject to any permitted “phase-in” period.

Director Independence

Our Board of Directors has determined that Messrs. Heller and Rickertsen satisfy the independence standards established by the Securities and Exchange Commission (“SEC”) and the rules of the NYSE.  Dr. Rich is not considered independent under any general listing standards due to his current and past employment relationship with us, and Messrs. Civale, Donald C. Graham, Steven C. Graham, Harris, Bayh and Seminara are not considered independent under any general listing standards due to their relationships with Apollo and Graham Partners, our largest stockholders.

Transactions with Related Persons

Apollo, Graham Partners and certain of our employees who invested in Berry Plastics Group, Inc. entered into a stockholders agreement in 2007 that was amended and restated upon completion of our initial public offering in October 2012.  The amended and restated stockholders agreement provides for, among other things, a restriction on the transferability of the equity ownership of the company of each employee and certain other stockholders that are parties thereto, piggyback registration rights, repurchase rights by the company and Apollo in certain circumstances, demand registration rights for Apollo and Graham and board and information rights for Apollo.

In addition, the amended and restated stockholders agreement provides that, except as otherwise required by applicable law, if Apollo continues to hold (a) at least 50% of our outstanding common stock, it will have the right to designate no fewer than that number of directors that would constitute a majority of our Board of Directors, (b) at least 30% but less than 50% of our outstanding common stock, it will have the right to designate up to five director nominees, (c) at least 20% but less than 30% of our outstanding common stock, it will have the right to designate up to four director nominees, and (d) at least 10% but less than 20% of our outstanding common stock, it will have the right to designate up to three director nominees.  The agreement provides that if the size of the Board of Directors is increased or decreased at any time, Apollo’s nomination rights will be proportionately increased or decreased, respectively, rounded up to the nearest whole number, except that if the Board of Directors increases its size within 180 days of the date of the agreement, Apollo will have the right to designate director nominees to fill each newly created directorship.  The amended and restated stockholders agreement provides that, except as otherwise required by applicable law, the company will take all action within its power to cause all persons nominated by Apollo pursuant to the provisions described above to be included in the slate of nominees recommended by the Board of Directors to our stockholders for election as directors at each annual meeting of our stockholders and will use all reasonable efforts to cause the election of each such nominee, including soliciting proxies in favor of the election of such nominees.  In addition, except as otherwise required by applicable law, Apollo will have the right to designate a replacement to fill a vacancy on our Board of Directors that was designated by Apollo and we will be required to take all action within our power to cause such vacancy to be filled by the replacement designated by Apollo (including by promptly appointing such designee to the Board of Directors).  Once Apollo owns less than 10% of our outstanding common stock, it will have no right to designate director nominees under the amended and restated stockholders agreement.

Under the amended and restated stockholders agreement, the approval of a majority of the members of our Board of Directors, which must include the approval of a majority of the directors nominated by Apollo voting on the matter, will be required under certain circumstances.  These include, as to us and, to the extent applicable, each of our subsidiaries:

•	the amendment, modification or repeal of any provision of our certificate of incorporation and bylaws or similar organizational documents in a manner that adversely affects Apollo;
•
the issuance of additional shares of any class of our capital stock (other than any award under any stockholder approved equity compensation plan or any intra-company issuance among us and our subsidiaries);

•
a merger or consolidation of us with or into any other entity, or transfer (by lease, assignment, sale or otherwise) of all or substantially all of our and our subsidiaries’ assets, taken as a whole, to another entity, the entry into or agreement to undertake any transaction that would constitute a “Change of Control” as defined in our or our subsidiaries’ principal credit facilities or note indentures;

•
the consummation of any acquisition of the stock or assets of any other entity (other than any of our subsidiaries), in a single transaction or a series of related transactions, involving consideration in excess of $75 million in the aggregate, or the entry into any joint venture requiring a capital contribution in excess of $75 million;

•
the incurrence of indebtedness, in a single transaction or a series of related transactions, aggregating to more than $75 million, except for borrowings under a revolving credit facility that has previously been approved or is in existence (with no increase in maximum availability);

•	making a single or series of related capital expenditures in excess of $25 million in any fiscal year;
•	the declaration of any dividends or other distributions (other than intra-company dividends or distributions of any of our subsidiaries);
•	the termination of the Chief Executive Officer or designation of a new Chief Executive Officer;
•	a change in the size of the Board of Directors; and
•	the creation of any non-wholly owned subsidiary of us or any of our subsidiaries.

These approval rights terminate at such time as Apollo no longer beneficially owns at least 25% of our outstanding common stock.

Management Fees

Prior to our initial public offering on October 3, 2012, the company was charged a management fee by Apollo and Graham, for the provision of management consulting and advisory services provided each year.  The management fee was the greater of $3 million or 1.25% of Adjusted EBITDA per year.  The company paid $9 million of total management fees to Apollo and Graham Partners in fiscal 2012.

As a result of our initial public offering, the management services agreement with Apollo and Graham was terminated.

Income Tax Receivable Agreement

In connection with the initial public offering, we entered into an income tax receivable agreement that provides for the payment by us to our pre-initial public offering stockholders, option holders and holders of our stock appreciation rights of 85% of the amount of cash savings, if any, in U.S. federal, foreign, state and local income tax that we actually realize (or are deemed to realize in the case of a change of control) as a result of the utilization of our and our subsidiaries’ net operating losses attributable to periods prior to the initial public offering.  Based on our current taxable income estimates, we expect to pay between $300 million and $350 million in cash related to this agreement.

Other Related Party Transactions

Certain of our management, stockholders and related parties and their affiliates have independently acquired and held financial debt instruments of the company.  During fiscal 2012, interest expense included $2 million related to this debt.

Review and Approval of Related Party Transactions

In connection with our initial public offering, our Board of Directors has adopted a written policy for the review and approval or ratification of any transaction with any related party where the aggregate amount involved is expected to exceed $120,000 and any related party had, has or will have a direct or indirect material interest, with the exception of (i) certain transactions involving another company in which the related party’s only relationship is as a non-executive employee, director or less-than-10% equity owner or limited partner and (ii) certain additional exemptions.  Under the policy, the Audit Committee shall review such related party transactions and may approve or ratify them only if it is determined that they are fair as to, and not inconsistent with the best interests of, the Company, considering all relevant facts and circumstances.  When reviewing a related party transaction, the Audit Committee may take into consideration all of the relevant facts and circumstances available to it, including, to the extent relevant and feasibly provided:  (a) the material terms and conditions of the transaction; (b) the related party’s relationship to the Company; (c) the related party’s interest in the transaction; (d) the approximate dollar value of the transaction and of the related party’s interest in the transaction; (e) the aggregate amount of all payments or installments to be made, in the case of a transaction providing for periodic payments or installments; (f) the aggregate amount of principal to be outstanding and interest rate payable, in the case of indebtedness; and (g) any other material information.

The policy requires any officer, director or employee of the Company or its subsidiaries who becomes aware of a potential related party transaction to notify the Chief Financial Officer or an Executive Vice President of the Company, who shall then review the proposed transaction and, if it is expected to fall within the policy, present it to the Audit Committee for review. Under the policy, the Audit Committee must approve any related party transaction by the affirmative vote of a majority of its disinterested members. If advance approval is not feasible, then the Audit Committee must ratify the related party transaction at its next regularly scheduled meeting or the transaction must be rescinded. In addition, the Chair of the Audit Committee may pre-approve or ratify any related party transaction in which the aggregate amount involved is reasonably expected to be less than $100,000.

Other than as described above, the Company has not entered into any related party transactions required to be disclosed under SEC rules during fiscal 2012.

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the fees paid to Ernst &Young LLP for fiscal 2011 and 2012, for various categories of professional services they performed as our independent registered public accountants.

	2012	2011
Audit Fees(1)................................	$3	$3
Tax Fees(2).......................................	-	1
Total Fees...................................	$3	$4

(1)  Includes annual financial statement and limited quarterly review services, statutory audits of foreign subsidiaries and providing consents for SEC filings and other services that are normally provided by the independent registered public accountants in connection with securities offerings.

(2)  Includes domestic and international tax compliance and planning services and tax advice.

Engagement of the Independent Registered Public Accountants and Approval of Services

During fiscal 2012 and 2011, prior to engaging the independent registered public accountants to render the above services, the Audit Committee approved the engagement for each of the services and determined that the provision of such services by the independent registered public accountants was compatible with the maintenance of Ernst & Young’s independence in the conduct of its auditing services.  The Audit Committee pre-approves the retention of the independent registered public accountants for any audit services and for any non-audit services, including tax services.  No services were performed during fiscal 2012, under the de minimis exception in Rule2-01(c)(7)(i)(C) of Regulation S-X.

PART IV

Item 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(b)           Exhibits

The exhibits listed on the Exhibit Index immediately following the signature page of this report are filed as part of this Amendment No. 1 on Form 10-K/A and are meant to supplement the Exhibits listed and/or filed with the Original Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 25th day of January, 2013.

BERRY PLASTICS GROUP, INC.

By /s/ Jonathan D. Rich
 Jonathan D. Rich
 Chairman and Chief Executive Officer

Exhibit No.	Description of Exhibit

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer
*      Filed herewith.