Form 10-Q
period 2013-02-05
BERRY PLASTICS GROUP INC
filed 2013-02-05
CIK 1378992

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

 [X]     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 29, 2012
or
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
      Large accelerated filer [     ]           Accelerated filer  [     ]              Non-accelerated filer [   X  ] Small reporting company [    ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).             Yes[    ]   No[ X ]

As of February 5, 2013, there were approximately 113,038,346 shares of the registrant’s common stock outstanding.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), with respect to our financial condition, results of operations and business and our expectations or beliefs concerning future events.  The forward-looking statements include, in particular, statements about our plans, strategies and prospects under the heading "Management’s Discussion and Analysis of Financial Condition and Results of Operations".  You can identify forward-looking statements because they contain words such as “believes,” “expects,” “may,” “will,” “should,” “would,” “could,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” or “anticipates” or similar expressions that relate to our strategy, plans or intentions.  All statements we make relating to our estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results or to our expectations regarding future industry trends are forward-looking statements.  In addition, we, through our senior management, from time to time make forward-looking public statements concerning our expected future operations and performance and other developments.  These forward-looking statements are subject to risks and uncertainties that may change at any time, and, therefore, our actual results may differ materially from those that we expected.  We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions.  While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results.  All forward-looking statements are based upon information available to us on the date of this Form 10-Q.

Important factors that could cause actual results to differ materially from our expectations, which we refer to as cautionary statements, including, without limitation, in conjunction with the forward-looking statements included in this Form 10-Q.  All forward-looking information and subsequent written and oral forward-looking statements attributable to us, or to persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements.  Some of the factors that we believe could affect our results include:

•	risks associated with our substantial indebtedness and debt service;
•	changes in prices and availability of resin and other raw materials and our ability to pass on changes in raw material prices on a timely basis;
•	performance of our business and future operating results;
•	risks related to our acquisition strategy and integration of acquired businesses;
•	reliance on unpatented know-how and trade secrets;
•	increases in the cost of compliance with laws and regulations, including environmental, safety, and production and product laws and regulations;
•	risks related to disruptions in the overall economy and the financial markets may adversely impact our business;
•	catastrophic loss of one of our key manufacturing facilities, natural disasters, and other unplanned business interruptions;
•	risks of competition, including foreign competition, in our existing and future markets;
•	general business and economic conditions, particularly an economic downturn;
•	the ability of our insurance to cover fully our potential exposures; and
•	the other factors discussed in our Form 10-K for the fiscal year ended September 29, 2012 in the section titled “Risk Factors.”

We caution readers that the foregoing list of important factors may not contain all of the material factors that are important to you.  In addition, in light of these risks and uncertainties, the matters referred to in the forward-looking statements contained in this Form 10-Q may not in fact occur.  Accordingly, investors should not place undue reliance on those statements.  We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

Readers should carefully review the factors discussed in our Form 10-K for the fiscal year ended September 29, 2012 in the section titled “Risk Factors” and other risk factors identified from time to time in our periodic filings with the Securities and Exchange Commission (“SEC”) and should not place undue reliance on our forward-looking statements.  We undertake no obligation to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

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

Berry Plastics Group, Inc.
Form 10-Q Index
For Quarterly Period Ended December 29, 2012

Berry Plastics Group, Inc.
Consolidated Balance Sheets
 (in millions of dollars, except per share data)

	December 29, 2012	September 29, 2012
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$32	$87
Accounts receivable (less allowance of $3 at December 29, 2012 and September 29, 2012)	396	455
Inventories	551	535
Deferred income taxes	185	114
Prepaid expenses and other current assets	31	42
Total current assets	1,195	1,233
Property, plant, and equipment, net	1,223	1,216
Goodwill, intangible assets and deferred costs	2,620	2,636
Other assets	12	21
Total assets	$5,050	$5,106
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$285	$306
Accrued expenses and other current liabilities	385	300
Current portion of long-term debt	43	40
Total current liabilities	713	646
Long-term debt, less current portion	3,932	4,431
Deferred income taxes	381	315
Other long-term liabilities	337	166
Total liabilities	5,363	5,558
Commitments and contingencies
Redeemable shares	—	23
Stockholders’ equity (deficit):
Common stock; ($0.01 par value; 400,000,000 shares authorized; 113,038,346 shares issued and outstanding as of December 29, 2012; 84,696,218 issued and 83,209,232 outstanding as of September 29, 2012)	1	1
Paid-in capital	300	131
Notes receivable—common stock	(2)	(2)
Non-controlling interest	3	3
Accumulated deficit	(571)	(561)
Accumulated other comprehensive loss	(44)	(47)
Total stockholders’ equity (deficit)	(313)	(475)
Total liabilities and stockholders’ equity (deficit)	$5,050	$5,106

See notes to consolidated financial statements.

Berry Plastics Group, Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)
(in millions of dollars, except per share data)

	Quarterly Period Ended
	December 29, 2012	December 31, 2011
Net sales	$1,072	$1,137
Costs and expenses:
Cost of goods sold	895	985
Selling, general and administrative	77	72
Amortization of intangibles	27	28
Restructuring and impairment charges	5	23
Operating income	68	29
Debt extinguishment	16	—
Other income	(3)	(4)
Interest expense	70	83
Loss before income taxes	(15)	(50)
Income tax benefit	(5)	(19)
Net loss	$(10)	$(31)
Net loss per share:
Basic	(0.09)	(0.37)
Diluted	(0.09)	(0.37)
Weighted-average number of shares outstanding: (in thousands)
Basic	111,352	83,851
Diluted	111,352	83,851

Comprehensive loss	$(7)	$(31)

See notes to consolidated financial statements.

Berry Plastics Group, Inc.
Consolidated Statement of Changes in Stockholders’ Equity (Deficit)
For the Quarterly Period Ended December 29, 2012 and December 31, 2011
(Unaudited)
(in millions of dollars)

	Common Stock	Paid-in Capital	Notes Receivable-Common Stock	Non-controlling Interest	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at October 1, 2011	$—	$143	$(2)	$3	$(48)	$(563)	$(467)
Stock compensation expense	—	1	—	—	—	—	1
Derivative amortization	—	—	—	—	1	—	1
Net loss	—	—	—	—	—	(31)	(31)
Balance at December 31, 2011	—	144	(2)	3	(47)	(594)	(496)

Balance at September 29, 2012	$1	$131	$(2)	$3	$(47)	$(561)	$(475)
Proceeds from issuance of common stock	—	4	—	—	—	—	4
Stock compensation expense	—	4	—	—	—	—	4
Termination of redeemable shares redemption requirement	—	23	—	—	—	—	23
Proceeds from initial public offering	—	438	—	—	—	—	438
Initial obligation under tax receivable agreement	—	(300)	—	—	—	—	(300)
Derivative amortization	—	—	—	—	1	—	1
Net loss	—	—	—	—	—	(10)	(10)
Currency translation	—	—	—	—	2	—	2
Balance at December 29, 2012	$1	$300	$(2)	$3	$(44)	$(571)	$(313)

See notes to consolidated financial statements.

Berry Plastics Group, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(in millions of dollars)

	Quarterly Period Ended
	December 29, 2012	December 31, 2011
Cash Flows from Operating Activities:
Net loss	$(10)	$(31)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	60	61
Amortization of intangibles	27	28
Non-cash interest expense	5	5
Deferred income tax expense (benefit)	(5)	(18)
Loss on disposal and impairment of assets	—	21
Debt extinguishment	16	—
Other non-cash expense (income)	5	—
Changes in operating assets and liabilities:
Accounts receivable, net	61	80
Inventories	(14)	48
Prepaid expenses and other assets	12	(7)
Accounts payable and other liabilities	(70)	(98)
Net cash from operating activities	87	89
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(45)	(45)
Proceeds from sale of assets	2	8
Acquisition of businesses, net of cash acquired	(20)	—
Net cash from investing activities	(63)	(37)
Cash Flows from Financing Activities:
Proceeds from long-term borrowings	1	—
Repayments on long-term borrowings	(522)	(65)
Proceeds from issuance of common stock	4	—
Proceeds from initial public offering	438	—
Net cash from financing activities	(79)	(65)
Effect of exchange rate changes on cash	—	—
Net change in cash	(55)	(13)
Cash and cash equivalents at beginning of period	87	42
Cash and cash equivalents at end of period	$32	$29

See notes to consolidated financial statements.

Berry Plastics Group, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

1.  Background

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

2.  Basis of Presentation

Berry is majority owned by affiliates of Apollo Management, L.P. (“Apollo”) and Graham Partners (“Graham”).  Berry, through its wholly-owned subsidiaries operates in four primary segments:  Rigid Open Top, Rigid Closed Top, Engineered Materials, and Flexible Packaging.  The Company’s customers are located principally throughout the United States, without significant concentration in any one region or with any one customer.  The accompanying unaudited Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full fiscal year.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission for the fiscal year end September 29, 2012.  All intercompany transactions have been eliminated.  The Company issued financial statements by filing with the Securities and Exchange Commission and has evaluated subsequent events up to the time of the filing.

Reclassification Adjustments

Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.  The Company historically presented Other operating expenses in its Consolidated Statements of Operations, which consisted predominately of business optimization costs and management fees to affiliates of Apollo and Graham.  The Company has eliminated separate presentation of Other operating expenses from its Consolidated Statements of Operations to better align with the way the Company is reviewing its operating results.  For the quarterly periods ended December 29, 2012 and December 31, 2011 business optimization costs were $9 million and $13 million, respectively and are included in Cost of goods sold.  For the quarterly periods ended December 29, 2012 and December 31, 2011 management fees were $0 and $2 million, respectively, and are included in Selling, general and administrative expenses.

Initial Public Offering

In October 2012, the Company filed an initial public offering and sold 29,411,764 shares of common stock at $16.00 per share.  In conjunction with the initial public offering the Company executed a 12.25 for one stock split of the Company’s common stock.  The effect of the stock split on outstanding shares and earnings per share has been retroactively applied to all periods presented.  Transaction fees totaling $33 million were included in Paid-in capital on the Consolidated Balance Sheets.  Proceeds, net of transaction fees, of $438 million and cash from operations were used to repurchase $455 million of 11% Senior Subordinated Notes due September 2016.  As part of the repurchase the Company paid premiums of $13 million and wrote-off $3 million of deferred financing fees.

Tax Receivable Agreement

In connection with the initial public offering, the Company entered into an income tax receivable agreement ("TRA") that provides for the payment to pre-initial public offering stockholders, option holders and holders of our stock appreciation rights, 85% of the amount of cash savings, if any, in U.S. federal, foreign, state and local income tax that are actually realized (or are deemed to be realized in the case of a change of control) as a result of the utilization of our and our subsidiaries’ net operating losses attributable to periods prior to the initial public offering.  The Company expects to pay between $300 million and $350 million in cash related to this agreement.  This range is based on the Company's assumptions using various items, including valuation analysis and current tax law.  Upon the effective date of the TRA, the Company recorded an initial obligation of $300 million ($123 million in Accrued expenses and $177 million in Other long-term liabilities) which is recognized as a reduction of Paid-in capital on the Consolidated Balance Sheet as of December 29, 2012.  Changes in the recorded net deferred income tax assets will result in changes in the TRA obligation, and such changes will be recorded as Other expense (income) in the Consolidated Statement of Operations.  Payments under the TRA are not conditioned upon the parties' continued ownership of the Company.

Redeemable Common Stock

As of September 29, 2012, the Company had entered into agreements with former employees that required the Company to redeem this common stock at pre-determined dates.  Historical redemption of this stock was based on the fair value of the stock on the fixed redemption date.  This redeemable common stock was recorded at its fair value in temporary equity and changes in the fair value were recorded in additional paid in capital each period.  Upon completion of the initial public offering, the redemption requirement terminated resulting in the Company reclassifying the shares into equity on the Consolidated Balance Sheets.

Other Related Party Transactions

The Company recorded management fees of $2 million for the quarterly period ended December 31, 2011, charged by Apollo and other investors to the Company.  The Company’s management fee agreement with Apollo and other investors terminated upon completion of the initial public offering.

BP Parallel LLC, a non-guarantor subsidiary of the Company, invested $21 million to purchase assignments of $21 million of unsecured term loan during the quarter ended December 29, 2012.  Of the $21 million assignments purchased, $14 million were purchased from third parties affiliated with Apollo.

3.  Acquisitions

Stopaq®

In June 2012, the Company acquired 100% of the shares of Frans Nooren Beheer B.V. and its operating companies (“Stopaq”) for a purchase price of $65 million ($62 million, net of cash acquired).  Stopaq is the inventor and manufacturer of patented visco-elastic technologies for use in corrosion prevention, sealing and insulation applications ranging from pipelines to subsea piles to rail and cable joints. The newly added business is operated in the Company’s Engineered Materials reporting segment.  To finance the purchase, the Company used cash on hand and existing credit facilities.  The Stopaq acquisition has been accounted for under the purchase method of accounting, and accordingly, the preliminary purchase price has been allocated to the identifiable assets and liabilities based on estimated fair values at the acquisition date.  The Company has not finalized the purchase price allocation to the fair value on fixed assets, deferred income taxes, intangibles and is reviewing all the working capital acquired.  The Company has recognized goodwill on this transaction as a result of expected synergies.  A portion of the goodwill will not be deductible for tax purposes.

Prime Label

In October 2012, the Company acquired 100% of the shares of Prime Label and Screen Incorporated (“Prime Label”) for a purchase price of $20 million.  Prime is a leader in specialty re-sealable labels, including a patented rigid lens closure system. The newly added business is operated in the Company’s Flexible Packaging reporting segment.  To finance the purchase, the Company used cash on hand and existing credit facilities.  The Prime Label acquisition has been accounted for under the purchase method of accounting, and accordingly, the preliminary purchase price has been allocated to the identifiable assets and liabilities based on estimated fair values at the acquisition date.  The Company has not finalized the purchase price allocation to the fair value on fixed assets, deferred income taxes, intangibles and is reviewing all the working capital acquired.  The Company has recognized goodwill on this transaction as a result of expected synergies.  A portion of the goodwill will not be deductible for tax purposes.

4.  Restructuring and Impairment Charges

The Company incurred restructuring costs related to severance, asset impairment and facility exit costs of $5 million and $23 million for the quarterly period ended December 29, 2012 and December 31, 2011, respectively.  The tables below set forth the significant components of the restructuring charges recognized for the quarterly period ended December 29, 2012 and December 31, 2011, by segment:

	Quarterly Period Ended
	December 29, 2012	December 31, 2011
Rigid Open Top
Severance and termination benefits	$1	$—
Total	$1	$—
Rigid Closed Top
Severance and termination benefits	$1	$2
Facility exit costs and other	1	—
Asset impairment	—	3
Total	$2	$5
Engineered Materials
Severance and termination benefits	$1	$1
Facility exit costs and other	—	1
Asset impairment	—	16
Total	$1	$18
Flexible Packaging
Severance and termination benefits	$—	$—
Facility exit costs and other	1	—
Asset impairment	—	—
Total	$1	$—
Consolidated
Severance and termination benefits	$3	$3
Facility exit costs and other	2	1
Asset impairment	—	19
Total	$5	$23

The table below sets forth the activity with respect to the restructuring accrual at September 29, 2012 and December 29, 2012:

	Severance and termination benefits	Facilities exit costs and other	Non-cash	Total
Balance at October 1, 2011	$4	$3	$—	$7
Charges	7	4	20	31
Non-cash asset impairment	—	—	(20)	(20)
Cash payments	(7)	(4)	—	(11)
Balance at September 29, 2012	4	3	—	7
Charges	3	2	—	5
Cash payments	(2)	(2)	—	(4)
Balance at December 29, 2012	$5	$3	$—	$8

5.  Accrued Expenses, Other Current Liabilities and Other Long-Term Liabilities

The following table sets forth the totals included in Accrued expenses and other current liabilities on the Consolidated Balance Sheets.

	December 29, 2012	September 29, 2012
Employee compensation, payroll and other taxes	$61	$95
Interest	62	60
Rebates	78	68
TRA obligation	123	—
Other	61	77
	$385	$300

The following table sets forth the totals included in Other long-term liabilities on the Consolidated Balance Sheets.

	December 29, 2012	September 29, 2012
Lease retirement obligation	$21	$20
Sale-lease back deferred gain	33	34
Pension liability	82	84
TRA obligation	177	—
Other	24	28
	$337	$166

6.  Long-Term Debt

Long-term debt consists of the following:

	Maturity Date	December 29, 2012	September 29, 2012
Term loan	April 2015	$1,134	$1,134
Revolving line of credit	June 2016	44	73
First Priority Senior Secured Floating Rate Notes	February 2015	681	681
8¼% First Priority Senior Secured Notes	November 2015	370	370
Second Priority Senior Secured Floating Rate Notes	September 2014	210	210
9½% Second Priority Senior Secured Notes	May 2018	500	500
9¾% Second Priority Senior Secured Notes	January 2021	800	800
Senior Unsecured Term Loan	June 2014	18	39
10¼% Senior Subordinated Notes	March 2016	127	127
11% Senior Subordinated Notes	September 2016	—	455
Debt discount, net		(8)	(9)
Capital leases and other	Various	99	91
		3,975	4,471
Less current portion of long-term debt		(43)	(40)
		$3,932	$4,431

In October 2012, the Company filed an initial public offering and sold 29,411,764 shares of common stock at $16.00 per share.  Proceeds, net of transaction fees, of $438 million and cash from operations were used to repurchase $455 million of 11% Senior Subordinated Notes.

In December 2012, BP Parallel LLC, invested $21 million to purchase assignments purchase assignments at then-prevailing market prices of $21 million of principal of the Senior Unsecured Term Loan.

7.  Financial Instruments and Fair Value Measurements

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

In November 2010, the Company entered into two separate interest rate swap transactions to manage cash flow variability associated with $1 billion of the outstanding variable rate term loan debt (the “2010 Swaps”).  The first agreement had a notional amount of $500 million and became effective in November 2010.  The agreement swaps three month variable LIBOR contracts for a fixed three year rate of 0.8925% and expires in November 2013.  The second agreement had a notional amount of $500 million and became effective in December 2010.  The agreement swaps three month variable LIBOR contracts for a fixed three year rate of 1.0235% and expires in November 2013.  In August 2011, the Company began utilizing 1-month LIBOR contracts for the underlying senior secured credit facility.  The Company’s change in interest rate selection caused the Company to lose hedge accounting on both of the interest rate swaps.  The Company recorded subsequent changes in fair value in the Consolidated Statement of Operations and will amortize the unrealized losses to Interest expense through the end of the respective swap agreements.

	Liability Derivatives
Derivatives not designated as hedging instruments under FASB guidance	Balance Sheet Location	December 29, 2012	September 29, 2012
Interest rate swaps — 2010 Swaps	Other long-term liabilities	$6	$7

The effect of the derivative instruments on the Consolidated Statement of Operations is as follows:

		Quarterly Period Ended
Derivatives not designated as hedging instruments under FASB guidance	Statement of Operations Location	December 29, 2012	December 31, 2011
	Other expense (income)	$(1)	$(3)
Interest rate swaps — 2010 Swaps………….	Interest expense	$1	$1

The Fair Value Measurements and Disclosures section of the Accounting Standards Codification (“Codification” or “ASC”) defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, and establishes a framework for measuring fair value.  This section also establishes a three-level hierarchy (Level 1, 2 or 3) for fair value measurements based upon the observability of inputs to the valuation of an asset or liability as of the measurement date.  This section also requires the consideration of the counterparty’s or the Company’s nonperformance risk when assessing fair value.

The Company’s interest rate swap fair values were determined using Level 2 inputs as other significant observable inputs were not available.

The Company’s financial instruments consist primarily of cash and cash equivalents, long-term debt, interest rate swap agreements and capital lease obligations.  The fair value of the Company’s long-term debt was determined using Level 2 inputs, which include using quoted prices in inactive markets or significant other observable inputs for identical or comparable assets or liabilities.  The following table summarizes our long-term indebtedness for which the book value was in excess of the fair value:

	December 29, 2012	September 29, 2012
First Priority Senior Secured Floating Rate Notes	$3	$—
Second Priority Senior Secured Floating Rate Notes	2	1
Senior Unsecured Term Loan	—	6

Non-recurring Fair Value Measurements

The Company has certain assets that are measured at fair value on a non-recurring basis when impairment indicators are present.  The assets are adjusted to fair value only when the carrying values exceed the fair values.  The categorization of the framework used to price the assets is considered a Level 3, due to the subjective nature of the unobservable inputs used to determine the fair value.  These assets include primarily our definite lived and indefinite lived intangible assets, including Goodwill and our property plant and equipment.  The Company conducted our annual step one evaluation of goodwill and other intangibles as of the first date of the fourth quarter and preliminarily determined no impairment existed for any of our reporting units.  The Company has experienced volume declines in certain of our reporting units, however our cost reduction initiatives and profitability in these reporting units have been consistent with our estimated operating plan and previous cash flow estimates and we believe that our long term forecasts are still appropriate.  We have utilized a consistent methodology with prior years, which leverages a six year discounted cash flow analysis with a terminal year in combination with a comparable company market approach to determine the fair value of our reporting units.

Included in the following table are the major categories of assets measured at fair value on a non-recurring basis as of December 29, 2012 and December 31, 2011, along with the impairment loss recognized on the fair value measurement during the period:

	As of December 29, 2012
	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs	Total	Quarter Ended December 29, 2012 Impairment Loss
Indefinite-lived trademarks	$—	$—	$220	$220	$—
Goodwill	—	—	1,642	1,642	—
Definite lived intangible assets	—	—	758	758	—
Property, plant, and equipment	—	—	1,223	1,223	—
Total	$—	$—	$3,843	$3,843	$—

	As of December 31, 2011
	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs	Total	Quarter Ended December 31, 2011 Impairment Loss
Indefinite-lived trademarks	$—	$—	$220	$220	$—
Goodwill	—	—	1,592	1,592	—
Definite lived intangible assets	—	—	843	843	17
Property, plant, and equipment	—	—	1,227	1,227	2
Total	$—	$—	$3,882	$3,882	$19

Valuation of Property, Plant and Equipment and Definite Lived Intangible Assets

The Company periodically realigns their manufacturing operations which results in facilities being closed and shut down and equipment transferred to other facilities or equipment being scrapped.  The Company utilizes appraised values to corroborate the fair value of the facilities and has utilized a scrap value based on prior facility shut downs to estimate the fair value of the equipment, which has approximated the actual value that was received.  When impairment indicators exist, the Company will also perform an undiscounted cash flow analysis to determine the recoverability of the Company’s long lived assets.  The Company did not have any write-downs to their property, plant, and or definite lived intangible assets for the quarterly period ended December 29, 2012.  The Company wrote-down their property, plant, and equipment with a carrying value of $1,229 million to its fair value of $1,227 million, which resulted in an impairment charge of $2 million for the quarterly period ended December 31, 2011.  The Company also wrote-down their definite lived intangible assets with a carrying value of $860 million to their fair value of $843 million, which resulted in an impairment charge of $17 million for the quarterly period ended December 31, 2011.

8.  Income Taxes

The effective tax rate from continuing operations was 32% and 38% for the quarterly periods ended December 29, 2012 and December 31, 2011, respectively.  A reconciliation of income tax benefit, computed at the federal statutory rate, to income tax benefit, as provided for in the financial statements, is as follows:

	Quarterly Period Ended
	December 29, 2012	December 31, 2011
Income tax benefit computed at statutory rate	$(5)	$(18)
State income tax benefit, net of federal taxes	—	(2)
Change in valuation allowance	—	1
Other	—	—
Income tax benefit	$(5)	$(19)

9.  Operating Segments

Berry’s operations are organized into four reportable segments: Rigid Open Top, Rigid Closed Top, Engineered Materials, and Flexible Packaging.  The Company has manufacturing and distribution centers in the United States, Canada, Mexico, Belgium, Australia, Germany, Brazil, Malaysia, and India.  The North American operation represents 96% of the Company’s net sales, 98% of total long-lived assets, and 99% of the total assets.  Selected information by reportable segment is presented in the following table:

	Quarterly Period Ended
	December 29, 2012	December 31, 2011
Net sales:
Rigid Open Top	$259	$287
Rigid Closed Top	313	347
Rigid Packaging	$572	$634
Engineered Materials	325	328
Flexible Packaging	175	175
Total net sales	$1,072	$1,137
Operating income (loss):
Rigid Open Top	$27	$31
Rigid Closed Top	18	3
Rigid Packaging	$45	$34
Engineered Materials	24	2
Flexible Packaging	(1)	(7)
Total operating income	$68	$29
Depreciation and amortization:
Rigid Open Top	$23	$22
Rigid Closed Top	32	35
Rigid Packaging	$55	$57
Engineered Materials	18	17
Flexible Packaging	14	15
Total depreciation and amortization	$87	$89

	December 29, 2012	September 29, 2012
Total assets:
Rigid Open Top	$1,772	$1,773
Rigid Closed Top	1,931	1,959
Rigid Packaging	$3,703	$3,732
Engineered Materials	840	873
Flexible Packaging	507	501
Total assets	$5,050	$5,106
Goodwill:
Rigid Open Top	$681	$681
Rigid Closed Top	832	832
Rigid Packaging	$1,513	$1,513
Engineered Materials	89	73
Flexible Packaging	40	40
Total goodwill	$1,642	$1,626

10.  Guarantor and Non-Guarantor Financial Information

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

Condensed Supplemental Consolidated Statements of Operations

	Quarterly Period End December 29, 2012
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$133	$849	$90	$—	$1,072
Cost of sales	—	137	694	64	—	895
Selling, general and administrative expenses	—	10	58	9	—	77
Amortization of intangibles	—	3	23	1	—	27
Restructuring and impairment charges, net	—	—	5	—	—	5
Operating income (loss)	—	(17)	69	16	—	68
Debt extinguishment	—	16	-	—	—	16
Other income	—	(3)	-	—	—	(3)
Interest expense, net	11	9	55	(31)	26	70
Equity in net income of subsidiaries	4	(62)	—	—	58	—
Net income (loss) before income taxes	(15)	23	14	47	(84)	(15)
Income tax expense (benefit)	(5)	10	(1)	—	(9)	(5)
Net income (loss)	$(10)	$13	$15	$47	$(75)	$(10)
Comprehensive income (loss)	$(10)	$14	$15	$49	$(75)	$(7)

Consolidating Statement of Cash Flows
Cash Flow from Operating Activities	$—	$(21)	$95	$13	$—	$87
Cash Flow from Investing Activities
Additions to property, plant, and equipment	—	(2)	(42)	(1)	—	(45)
Proceeds from disposal of assets	—	—	2	—	—	2
Investment in Parent	—	—	—	(21)	21	—
(Contributions) distributions to/from subsidiaries	(442)	421	—	—	21	—
Intercompany advances (repayments)	—	46	—	—	(46)	—
Investment in Issuer debt securities	—	—	—	—	—	—
Acquisition of business net of cash acquired	—	—	(20)	—	—	(20)
Net cash used in investing activities	(442)	465	(60)	(22)	(4)	(63)

Cash Flow from Financing Activities
Proceeds from long—term debt	—	—	—	1	—	1
Proceeds from issuance of common stock	4	—	—	—	—	4
Proceeds from initial public stock offering	438	—	—	—	—	438
Repayment of long—term debt	—	(501)	—	—	(21)	(522)
Changes in intercompany balances	—	—	(34)	(12)	46	—
Contribution from Issuer	—	—	—	21	(21)	—
Net cash provided by (used in) financing activities	442	(501)	(34)	10	4	(79)
Net increase in cash and cash equivalents	—	(57)	1	1	—	(55)
Cash and cash equivalents at beginning of period	—	66	—	21	—	87
Cash and cash equivalents at end of period	$—	$9	$1	$22	$—	$32

	Quarterly Period End December 31, 2011
	Parent	Issuer	Guarantor Subsidiaries	Non— Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$145	$908	$84	$—	$1,137
Cost of sales	—	149	776	60	—	985
Selling, general and administrative expenses	—	10	54	8	—	72
Amortization of intangibles	—	2	26	—	—	28
Restructuring and impairment charges, net	—	—	23	—	—	23
Operating income (loss)	—	(16)	29	16	—	29
Other income	—	(4)	—	—	—	(4)
Interest expense, net	12	11	65	(24)	19	83
Equity in net income of subsidiaries	38	(3)	—	—	(35)	—
Net income (loss) before income taxes	(50)	(20)	(36)	40	16	(50)
Income tax expense (benefit)	(19)	(8)	—	1	7	(19)
Net income (loss)	$(31)	$(12)	$(36)	$39	$9	$(31)
Comprehensive income (loss)	$(31)	$(12)	$(36)	$39	$9	$(31)

Consolidating Statement of Cash Flows
Cash Flow from Operating Activities	$—	$(3)	$83	$9	$—	$89
Cash Flow from Investing Activities
Additions to property, plant, and equipment	—	(4)	(40)	(1)	—	(45)
Proceeds from disposal of assets	—	—	8	—	—	8
Investment in Parent	—	—	—	(4)	4	—
(Contributions) distributions to/from subsidiaries	—	(4)	—	—	4	—
Intercompany advances (repayments)	—	63	—	—	(63)	—
Investment in Issuer debt securities	—	—	—	—	—	—
Acquisition of business net of cash acquired	—	—	—	—	—	—
Net cash used in investing activities	—	55	(32)	(5)	(55)	(37)

Cash Flow from Financing Activities
Proceeds from long—term debt	—	—	—	—	—	—
Equity contributions	—	—	—	—	—	—
Repayment of long—term debt	—	(61)	—	—	(4)	(65)
Changes in intercompany balances	—	—	(55)	(8)	63	—
Contribution from Issuer	—	—	—	4	(4)	—
Deferred financing costs	—	—	—	—	—	—
Net cash provided by (used in) financing activities	—	(61)	(55)	(4)	55	(65)
Net increase in cash and cash equivalents	—	(9)	(4)	—	—	(13)
Cash and cash equivalents at beginning of period	—	20	5	17	—	42
Cash and cash equivalents at end of period	$—	$11	$1	$17	$—	$29

Condensed Supplemental Consolidated Balance Sheet

	December 29, 2012
	Parent	Issuer	Guarantor Subsidiaries	Non— Guarantor Subsidiaries	Eliminations	Total
Current assets	185	158	725	137	(10)	1,195
Intercompany receivable	241	3,749	—	—	(3,990)	—
Property, plant and equipment, net	—	109	1,037	77	—	1,223
Other noncurrent assets	697	884	2,346	788	(2,083)	2,632
Total assets	$1,123	$4,900	$4,108	$1,002	$(6,083)	$5,050

Current liabilities	135	254	297	43	(16)	713
Intercompany payable	—	—	3,869	121	(3,990)	—
Noncurrent liabilities	1,301	4,103	118	188	(1,060)	4,650
Equity (deficit)	(313)	543	(176)	650	(1,017)	(313)
Total liabilities and equity (deficit)	$1,123	$4,900	$4,108	$1,002	$(6,083)	$5,050

	September 29, 2012
	Parent	Issuer	Guarantor Subsidiaries	Non— Guarantor Subsidiaries	Eliminations	Total
Current assets	120	226	759	139	(11)	1,233
Intercompany receivable	243	3,800	74	—	(4,117)	—
Property, plant and equipment, net	—	113	1,023	80	—	1,216
Other noncurrent assets	262	809	2,353	749	(1,516)	2,657
Total assets	$625	$4,948	$4,209	$968	$(5,644)	$5,106

Current liabilities	18	278	315	48	(13)	646
Intercompany payable	—	—	3,966	151	(4,117)	—
Noncurrent liabilities	1,059	4,579	119	8	(853)	4,912
Equity (deficit)	(452)	91	(191)	761	(661)	(452)
Total liabilities and equity (deficit)	$625	$4,948	$4,209	$968	$(5,644)	$5,106

11.  Contingencies and Commitments

The Company is party to various legal proceedings involving routine claims which are incidental to the business.  Although the legal and financial liability with respect to such proceedings cannot be estimated with certainty, the Company believes that any ultimate liability would not be material to the business, financial condition, results of operations or cash flows of the Company.

12.  Basic and Diluted Net Income (Loss) per Share

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

The following tables and discussion provide a reconciliation of the numerator and denominator of the basic and diluted net loss per share computations.  The calculation below provides net income or loss on both basic and diluted basis for the quarterly period ended December 29, 2012 and December 31, 2011.

	Quarterly Period Ended
	December 29, 2012	December 31, 2011

Net loss	$(10)	$(31)

Weighted average shares of common stock outstanding--basic	111,352	83,851

Weighted average shares of common stock outstanding	111,352	83,851
Other common stock equivalents	-	-
Weighted average shares of common stock outstanding--diluted	111,352	83,851

Basic net loss per share
Basic net loss per share available to common shareholders	$(0.09)	$(0.37)

Diluted net loss per share
Diluted net loss per share available to common shareholders	$(0.09)	$(0.37)

The conversion of stock options is not included in the calculation of diluted net loss per common share for the quarterly periods ended December 29, 2012 or December 21, 2011 as the effect of these conversions would be antidilutive to the net loss available to common shareholders.  Thus, the weighted average common equivalent shares used for purposes of computing diluted EPS are the same as those used to compute basic EPS for these periods.  Shares excluded from the calculation as the effect of their conversion into shares of our common stock would be antidilutive were 12,166,539 and 9,918,102 as of December 29, 2012 and December 31, 2011, respectively.

Item 2.

Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Unless the context requires otherwise, references in this Management's Discussion and Analysis of Financial Condition and Results of Operations to the “Company” refer to Berry Plastics Group, Inc, and references to “we,” “our” or “us” refer to Berry Plastics Group, Inc. together with its consolidated subsidiaries, after giving effect to the transactions described in the next paragraph.  You should read the following discussion in conjunction with the consolidated financial statements of the Company and its subsidiaries and the accompanying notes thereto, which information is included elsewhere herein.  This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in our Form 10-K for the fiscal year ended September 29, 2012 in the section titled “Risk Factors” and other risk factors identified from time to time in our periodic filings with the Securities and Exchange Commission.  Our actual results may differ materially from those contained in any forward-looking statements.  You should read the explanation of the qualifications and limitations on these forward-looking statements referenced within this report.

Acquisitions

We have a long history of acquiring and integrating companies.  We maintain an opportunistic acquisition strategy, which is focused on improving our long-term financial performance, enhancing our market positions and expanding our product lines or, in some cases, providing us with a new or complementary product line.  In our acquisitions, we seek to obtain businesses for attractive post-synergy multiples, creating value for our stockholders from synergy realization, leveraging the acquired products across our customer base, creating new platforms for future growth, and assuming best practices from the businesses we acquire.

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

Stopaq®

In June 2012, the Company acquired 100% of the shares of Frans Nooren Beheer B.V. and its operating companies (“Stopaq”) for a purchase price of $65 million ($62 million, net of cash acquired).  Stopaq is the inventor and manufacturer of patented visco-elastic technologies for use in corrosion prevention, sealing and insulation applications ranging from pipelines to subsea piles to rail and cable joints. The newly added business is operated in the Company’s Engineered Materials reporting segment.  To finance the purchase, the Company used cash on hand and existing credit facilities.  The Stopaq acquisition has been accounted for under the purchase method of accounting, and accordingly, the preliminary purchase price has been allocated to the identifiable assets and liabilities based on estimated fair values at the acquisition date.  The Company has not finalized the purchase price allocation to the fair value on fixed assets, deferred income taxes, intangibles and is reviewing all the working capital acquired.  The Company has recognized goodwill on this transaction as a result of expected synergies.  A portion of the goodwill will not be deductible for tax purposes.

Prime Label

In October 2012, the Company acquired 100% of the shares of Prime Label and Screen Incorporated (“Prime Label”) for a purchase price of $20 million.  Prime is a leader in specialty re-sealable labels, including a patented rigid lens closure system. The newly added business is operated in the Company’s Flexible Packaging reporting segment.  To finance the purchase, the Company used cash on hand and existing credit facilities.  The Prime Label acquisition has been accounted for under the purchase method of accounting, and accordingly, the preliminary purchase price has been allocated to the identifiable assets and liabilities based on estimated fair values at the acquisition date.  The

Company has not finalized the purchase price allocation to the fair value on fixed assets, deferred income taxes, intangibles and is reviewing all the working capital acquired.  The Company has recognized goodwill on this transaction as a result of expected synergies.  A portion of the goodwill will not be deductible for tax purposes.

Recent Developments

Initial Public Offering

In October 2012, the Company completed an initial public offering and sold 29,411,764 shares of common stock at $16.00 per share.  In conjunction with the initial public offering the Company executed a 12.25 for one stock split of the Company’s common stock.  The effect of the stock split on outstanding shares and earnings per share has been retroactively applied to all periods presented.  Transaction fees totaling $33 million were included in Paid-in capital on the Consolidated Balance Sheets.  Proceeds, net of transaction fees, of $438 million and cash from operations were used to repurchase $455 million of 11% Senior Subordinated Notes due September 2016.  As part of the repurchase the Company paid premiums of $13 million and wrote-off $3 million of deferred financing fees.

Tax Receivable Agreement

In connection with the initial public offering, the Company entered into an income tax receivable agreement ("TRA") that provides for the payment to pre-initial public offering stockholders, option holders and holders of our stock appreciation rights, 85% of the amount of cash savings, if any, in U.S. federal, foreign, state and local income tax that are actually realized (or are deemed to be realized in the case of a change of control) as a result of the utilization of our and our subsidiaries’ net operating losses attributable to periods prior to the initial public offering.  The Company expects to pay between $300 million and $350 million in cash related to this agreement.  This range is based on the Company's assumptions using various items, including valuation analysis and current tax law.  Upon the effective date of the TRA, the Company recorded an initial obligation of $300 million ($123 million in Accrued expenses and $177 million in Other long-term liabilities) which is recognized as a reduction of Paid-in capital on the Consolidated Balance Sheet as of December 29, 2012.  Changes in the recorded net deferred income tax assets will result in changes in the TRA obligation, and such changes will be recorded as Other expense (income) in the Consolidated Statement of Operations.  Payments under the TRA are not conditioned upon the parties' continued ownership of the Company's equity.

Redeemable Common Stock

As of September 29, 2012, the Company had entered into agreements with former employees that required the Company to redeem this common stock at pre-determined dates.  Historical redemption of this stock was based on the fair value of the stock on the fixed redemption date.  This redeemable common stock was recorded at its fair value in temporary equity and changes in the fair value were recorded in additional paid in capital each period.  Upon completion of the initial public offering, the redemption requirement terminated resulting in the Company reclassifying the shares into equity on the Consolidated Balance Sheet.

BP Parallel Investments

In December 2012, BP Parallel LLC, a non-guarantor subsidiary of the Company, invested $21 million to purchase assignments of $21 million of our senior unsecured term loan during the quarter ended December 29, 2012.  The purchase did not result in a gain or loss.

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

	Polyethylene Butene Film			Polypropylene
	2013	2012	2011	2013	2012	2011
1st quarter	$.69	$.70	$.68	$.76	$.79	$.78
2nd quarter	—	.76	.72	—	.88	.95
3rd quarter	—	.72	.79	—	.85	1.08
4th quarter	—	.68	.73	—	.71	.98

We expect plastic resin prices to trend upward early in the second fiscal quarter of 2013.  Due to differences in the timing of passing through resin cost changes to our customers on escalator/de-escalator programs, segments are negatively impacted in the short term when plastic resin costs increase and are positively impacted when plastic resin costs decrease.  Recently, the Company has made progress towards shortening these timing lags, but we still have a number of customers whose prices adjust quarterly or less frequently based on various index prices.  This timing lag in passing through raw material cost changes could affect our results as plastic resin costs fluctuate.

Outlook.  The Company is impacted by general economic and industrial growth, plastic resin availability and affordability, and general industrial production.  Our business has both geographic and end market diversity, which reduces the effect of any one of these factors on our overall performance.  Our results are affected by our ability pass through raw material cost changes to our customers, improve manufacturing productivity and adapt to volume changes of our customers.  We seek to improve our overall profitability by implementing cost reduction programs for our manufacturing, selling and general and administrative expenses.  Looking forward to the second fiscal quarter of 2013, we believe overall economic activity will continue to remain sluggish, but modestly positive.  Despite the headwinds we will be facing and assuming volumes are in line with GDP forecasts of 2%, we anticipate profitability, as defined as adjusted EBITDA less pro forma adjustments, will improve versus the second fiscal quarter of 2012.

Results of Operations

Comparison of the Quarterly Period Ended December 29, 2012 (the “Quarter”) and the Quarterly Period Ended December 31, 2011 (the “Prior Quarter”)

Net Sales.  Net sales decreased from $1,137 million in the Prior Quarter to $1,072 million in the Quarter.  This decrease is primarily attributed to lower selling prices of 6% as a result of lower plastic resin costs noted above.  The following discussion in this section provides a comparison of net sales by business segment.

Quarterly Period Ended
	December 29, 2012	December 31, 2011	$ Change	% Change
Net sales:
Rigid Open Top	$259	$287	$(28)	(10%)
Rigid Closed Top	313	347	(34)	(10%)
Rigid Packaging	$572	$634	$(62)	(10%)
Engineered Materials	325	328	(3)	(1%)
Flexible Packaging	175	175	—	—
Total net sales	$1,072	$1,137	$(65)	(6%)

Net sales in the Rigid Open Top business decreased from $287 million in the Prior Quarter to $259 million in the Quarter as a result of net selling price decreases of 11% due to lower resin costs partially offset by volume growth of 1%.  Net sales in the Rigid Closed Top business decreased from $347 million in the Prior Quarter to $313 million in the Quarter as a result of net selling price decreases of 7% due to lower resin costs and a volume decline of 3%.  The volume decline is primarily attributed to general market softness.  The Engineered Materials business net sales decreased from $328 million in the Prior Quarter to $325 million in the Quarter as a result of net selling price decreases of 1% due to lower resin costs.  Net sales in the Flexible Packaging business was $175 million in the Prior Quarter and the Quarter as a result of volume growth of 2% offset by net selling price decreases of 2% due to lower resin costs.  The volume improvement is primarily due to a modest share gain in our sealant and barrier film.

Operating Income.  Operating income increased from $29 million (3% of net sales) in Prior Quarter to $68 million (6% of net sales) in Quarter.  This increase is primarily attributed to $2 million from the relationship of net selling price to raw material costs, $2 million decrease in depreciation expense, $2 million decrease in amortization expense, $13 million decrease in business integration and impairment charges, $8 million of improved manufacturing efficiencies, $1 million from acquisitions and a non-cash impairment charge of $17 million in Prior Quarter partially offset by $1 million from volume declines described above, $7 million of increased selling, general and administrative expenses due to increased spending to accelerate future organic growth.  The operating loss from Prior Quarter divestiture includes a non-cash impairment charge of $17 million.  The following discussion in this section provides a comparison of operating income by business segment.

	Quarterly Period Ended
	December 29, 2012	December 31, 2011	$ Change	% Change
Operating income (loss):
Rigid Open Top	$27	$31	$(4)	(13%)
Rigid Closed Top	18	3	15	500%
Rigid Packaging	$45	$34	$11	32%
Engineered Materials	24	2	22	1,100%
Flexible Packaging	(1)	(7)	6	86%
Total operating income	$68	$29	$39	134%

Operating income for the Rigid Open Top business decreased from $31 million (11% of net sales) in Prior Quarter to $27 million (10% of net sales) in Quarter.  This decrease is primarily attributed to a $4 million decline in the relationship of net selling price to raw material costs and $2 million increase of selling, general and administrative expenses partially offset by an improvement in manufacturing efficiencies of $2 million.  Operating income for the Rigid Closed Top business increased from $3 million (1% of net sales) in Prior Quarter to $18 million (6% of net sales) in Quarter.  This increase is primarily attributed to a $11 million decline in business integration expenses, $3 million improvement in the relationship of net selling price to raw material costs, $3 million reduction of depreciation and amortization expense, $1 million of improved operating performance in manufacturing partially offset by $2 million increase in selling, general and administrative expenses and $1 million from volume declines described above.  Operating income for the Engineered Materials business improved from $2 million (1% of net sales) in Prior Quarter to $24 million (7% of net sales)
Quarter.  This increase is primarily attributed to a $17 million non-cash impairment in Prior Quarter, $1 million from acquisitions, $4 million improvement in the relationship of net selling price to raw material costs, $4 million of improved operating performance in manufacturing partially offset by $4 million increase in business integration $1 million increase in selling, general and administrative expenses.  Operating loss for the Flexible Packaging business improved from a loss of $7 million (-4% of net sales) in Prior Quarter to a loss of $1 million (-1% of net sales) in Quarter.  This improvement is primarily attributed to a $5 million reduction of business integration expense, $1 million reduction of depreciation and amortization expense, and a $2 million improvement in manufacturing efficiencies partially offset by $1 million decline in the relationship of net selling price to raw material costs and $1 million increase of selling, general and administrative expenses.

Debt Extinguishment. Debt extinguishment was $16 million during the Quarter.  These were related to loss on extinguishment of debt attributed to $3 million of write-off of deferred fees and $13 million of premiums paid related to the debt extinguishment of the Company’s 11% Senior Subordinated Notes during the Quarter.

Other Income. Other income decreased from $4 million in the Prior Quarter to $3 million in the Quarter.  The change is primarily related to the change in the fair value of derivative instruments.

 Interest Expense.  Interest expense decreased from $83 million in the Prior Quarter to $70 million in the Quarter primarily as the result of the debt extinguishment of the Company’s 11% Senior Subordinated Notes.

Income Tax Benefit.  For the Quarter, we recorded an income tax benefit of $5 million or an effective tax rate of 33% compared to an income tax benefit of $19 million or an effective tax rate of 38% in the Prior Quarter.  The effective tax rate for the Quarter is impacted by the relative impact of discrete items.

Net Loss.  Net loss improved from $31 million in the Prior Quarter to $10 million in the Quarter for the reasons discussed above.

Liquidity and Capital Resources

Senior Secured Credit Facility

The Company’s senior secured credit facilities consist of $1,200 million term loan and $650 million asset based revolving line of credit (“Credit Facility”).  The term loan matures in April 2015 and the revolving line of credit matures in June 2016, subject to certain conditions.  The availability under the revolving line of credit is the lesser of $650 million or based on a defined borrowing base which is calculated based on available accounts receivable and inventory.  The revolving line of credit allows up to $130 million of letters of credit to be issued instead of borrowings under the revolving line of credit.  At December 29, 2012, the Company had $44 million outstanding on the revolving credit facility, $48 million outstanding letters of credit and a $145 million borrowing base reserve providing unused borrowing capacity of $413 million under the revolving line of credit.  The Company was in compliance with all covenants as of December 29, 2012.

Our fixed charge coverage ratio, as defined in the revolving credit facility, is calculated based on a numerator consisting of adjusted EBITDA less pro forma adjustments, income taxes paid in cash and capital expenditures, and a denominator consisting of scheduled principal payments in respect of indebtedness for borrowed money, interest expense and certain distributions.  We are obligated to sustain a minimum fixed charge coverage ratio of 1.0 to 1.0 under the revolving credit facility at any time when the aggregate unused capacity under the revolving credit facility is less than 10% of the lesser of the revolving credit facility commitments and the borrowing base (and for 10 business days following the date upon which availability exceeds such threshold) or during the continuation of an event of default.  At December 29, 2012, the Company had unused borrowing capacity of $413 million under the revolving credit facility and thus was not subject to the minimum fixed charge coverage ratio covenant.  Our fixed charge ratio was 1.7 to 1.0 at December 29, 2012.

Despite not having financial maintenance covenants, our debt agreements contain certain negative covenants.  The failure to comply with these negative covenants could restrict our ability to incur additional indebtedness, effect acquisitions, enter into certain significant business combinations, make distributions or redeem indebtedness.  The term loan facility contains a negative covenant first lien secured leverage ratio covenant of 4.0 to 1.0 on a pro forma basis for a proposed transaction, such as an acquisition or incurrence of additional first lien debt.  Our first lien secured leverage ratio was 2.8 to 1.0 at December 29, 2012.

A key financial metric utilized in the calculation of the first lien leverage ratio is Adjusted EBITDA as defined in the Company’s senior secured credit facilities.  The following table reconciles our Adjusted EBITDA for the four quarters and quarterly period ended December 29, 2012 to net income (loss):

	December 29, 2012
	Four Quarters Ended	Quarterly Period Ended
Adjusted EBITDA	$812	$176
Net interest expense	(315)	(70)
Depreciation and amortization	(353)	(87)
Income tax benefit (expense)	(16)	5
Business optimization and other expense	(39)	(6)
Restructuring and impairment	(13)	(5)
Extinguishment of debt	(16)	(16)
Non-cash stock compensation expense	(5)	(4)
Pro forma acquisitions	(6)	-
Unrealized cost savings	(26)	(3)
Net income (loss)	$23	$(10)

Cash flow from operating activities	$477	$87
Net additions to property, plant, and equipment	(206)	(43)
Adjusted free cash flow	$271	$44
Cash flow from investing activities	(281)	(63)
Cash flow from financing activities	(193)	(79)

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

Tax Receivable Agreement

The Company expects to pay between $300 million and $350 million in related to the TRA over the next five years with $123 million projected to be paid during the next twelve months.  The payment range is based on the Company's assumptions using various items, including valuation analysis and current tax law.  Payments under the TRA are not conditioned upon the parties' continued ownership of the Company.

Cash Flows

Net cash provided by operating activities decreased from $89 million in the Prior Quarter to $87 million in the Quarter.  The change is primarily attributed to additional working capital partially offset by improved operating performance.

Net cash used in investing activities increased from $37 million in the Prior Quarter to $63 million in the Quarter primarily as a result of acquisition of Prime.  Our capital expenditures are forecasted at $230 million for fiscal 2013 and will be funded from cash flows from operating activities and existing liquidity.

Net cash used in financing activities was $65 million in the Prior Quarter compared to $79 million in the Quarter.  The Quarter change is primarily attributed to proceeds we raised in our initial public offering, which we utilized to repurchase the 11% Senior Subordinated Notes.  In the Prior Quarter, we made $65 million of payments against our outstanding debt obligation.

 Based on our current level of operations, we believe that cash flow from operations and available cash, together with available borrowings under our senior secured credit facilities, will be adequate to meet our short-term liquidity needs over the next twelve months.  We base such belief on historical experience and the funds available under the revolving credit facility.  However, we cannot predict our future results of operations and our ability to meet our obligations involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section of our Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended September 29, 2012.  In particular, increases in the cost of resin which we are unable to pass through to our customers on a timely basis or significant acquisitions could severely impact our liquidity.

Item 3.              Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

We are exposed to market risk from changes in interest rates primarily through our senior secured credit facilities, senior secured first priority notes and second priority senior secured notes.  Our senior secured credit facilities are comprised of (i) a $1,200 million term loan and (ii) a $650 million revolving credit facility.  At December 29, 2012, the Company had $44 million outstanding on the revolving credit facility.  The net outstanding balance of the term loan was $1,134 million at December 29, 2012.  Borrowings under our senior secured credit facilities bear interest, at our option, at either an alternate base rate or an adjusted LIBOR rate for a one-, two-, three- or six month interest period, or a nine- or twelve-month period, if available to all relevant lenders, in each case, plus an applicable margin.  The alternate base rate is the mean the greater of (i) in the case of our term loan, Credit Suisse’s prime rate or, in the case of our revolving credit facility, Bank of America's prime rate and (ii) one-half of 1.0% over the weighted average of rates on overnight Federal Funds as published by the Federal Reserve Bank of New York.  Our $681 of senior secured first priority notes accrue interest at a rate per annum, reset quarterly, equal to LIBOR plus 4.75%. Our second priority senior secured floating rate notes of $210 million bear interest at a rate of LIBOR plus 3.875% per annum, which resets quarterly.

At December 29, 2012, the LIBOR rate of 0.36% was applicable to the term loan, first priority senior secured floating rate notes and second priority senior secured floating rate notes.  If the LIBOR rate increases 0.25% and 0.50%, we estimate an annual increase in our interest expense of $3 million and $6 million, respectively.

In November 2010, the Company entered into two separate interest rate swap transactions to protect $1 billion of the outstanding variable rate term loan debt from future interest rate volatility.  The first agreement had a notional amount of $500 and became effective in November 2010.  The agreement swaps three month variable LIBOR contracts for a fixed three year rate of 0.8925% and expires in November 2013.  The second agreement had a notional amount of $500 and became effective in December 2010.  The agreement swaps three month variable LIBOR contracts for a fixed three year rate of 1.0235% and expires in November 2013.  The counterparties to these agreements are with global financial institutions.  In August 2011, the Company began utilizing 1-month LIBOR contracts for the underlying senior secured credit facility.  The Company’s change in interest rate selection caused the Company to lose hedge accounting on both of the interest rate swaps.  The Company recorded subsequent changes in fair value in the Consolidated Statement of Operations and will amortize the unrealized losses to Interest expense through the end of the respective swap agreements.  A .25% change in LIBOR would not have a material impact on the fair value of the interest rate swaps.

Resin Cost Sensitivity

We are exposed to market risk from changes in plastic resin prices that could impact our results of operations and financial condition.  Our plastic resin purchasing strategy is to deal with only high-quality, dependable suppliers.  We believe that we have maintained strong relationships with these key suppliers and expect that such relationships will continue into the foreseeable future.  The resin market is a global market and, based on our experience, we believe that adequate quantities of plastic resins will be available at market prices, but we can give you no assurances as to such availability or the prices thereof.  If the price of resin increased or decreased by 5% it would result in a material change to our cost of goods sold.

Item 4.              Controls and Procedures

(a)           Evaluation of disclosure controls and procedures.

Under applicable SEC regulations, management of a reporting company, with the participation of the principal executive officer and principal financial officer, must periodically evaluate the company’s “disclosure controls and procedures,” which are defined generally as controls and other procedures of a reporting company designed to ensure that information required to be disclosed by the reporting company in its periodic reports filed with the commission (such as this Form 10-Q) is recorded, processed, summarized, and reported on a timely basis.

The Company's management, with the participation of the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures as of December 29, 2012.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 29, 2012, the design and operation of our disclosure controls and procedures were effective at the reasonable assurance level.

 (b)           Changes in internal controls.

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 29, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.  Other Information

Item 1.                Legal Proceedings

There has been no material changes in legal proceedings from the items disclosed in our Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended September 29, 2012.

Item 1A.            Risk Factors

You should carefully consider the risks described in our Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended October 1, 2011, including those under the heading “Risk Factors” and other information contained in this Quarterly Report before investing in our securities. Realization of any of these risks could have a material adverse effect on our business, financial condition, cash flows and results of operations.  There were no material changes in the Company’s risk factors since described in our Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended October 1, 2011.

Item 2.               Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable

Item 3.               Defaults Upon Senior Securities

Not Applicable

Item 4.               Mine Safety Disclosures

Not Applicable

Item 5.               Other Information

Not Applicable

Item 6.               Exhibits

31.1           Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer
31.2           Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer
32.1           Section 1350 Certification of the Chief Executive Officer
32.2           Section 1350 Certification of the Chief Financial Officer

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Berry Plastics Group, Inc.

February 5, 2013

    By: /s/ James M. Kratochvil

           James M. Kratochvil
         Chief Financial Officer (Principal Financial and Accounting Officer)