Form 10-Q
period 2013-05-07
BERRY PLASTICS GROUP INC
filed 2013-05-07
CIK 1378992

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

 [X]     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 30, 2013
or
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
      Large accelerated filer [     ]           Accelerated filer  [     ]              Non-accelerated filer [   X  ] Small reporting company [    ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).             Yes[    ]   No[ X ]

As of May 7, 2013, there were approximately 113,790,000 shares of the registrant’s common stock outstanding.

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

All forward-looking information and subsequent written and oral forward-looking statements attributable to us, or to persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements.  Some of the factors that we believe could affect our results include:

•	risks associated with our substantial indebtedness and debt service;
•	changes in prices and availability of resin and other raw materials and our ability to pass on changes in raw material prices on a timely basis;
•	performance of our business and future operating results;
•	risks related to our acquisition strategy and integration of acquired businesses;
•	reliance on unpatented know-how and trade secrets;
•	increases in the cost of compliance with laws and regulations, including environmental, safety, and production and product laws and regulations;
•	risks related to disruptions in the overall economy and the financial markets that may adversely impact our business;
•	catastrophic loss of one of our key manufacturing facilities, natural disasters, and other unplanned business interruptions;
•	risks of competition, including foreign competition, in our existing and future markets;
•	general business and economic conditions, particularly an economic downturn;
•	the ability of our insurance to cover fully our potential exposures; and
•	the other factors discussed in our Form 10-K for the fiscal year ended September 29, 2012 in the section titled “Risk Factors.”

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

Readers should carefully review the factors discussed in our Form 10-K for the fiscal year ended September 29, 2012 in the section titled “Risk Factors” and other risk factors identified from time to time in our periodic filings with the Securities and Exchange Commission (“SEC”).  We undertake no obligation to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

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

Berry Plastics Group, Inc.
Form 10-Q Index
For Quarterly Period Ended March 30, 2013

Berry Plastics Group, Inc.
Consolidated Balance Sheets
 (in millions of dollars, except per share data)

	March 30, 2013	September 29, 2012
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$16	$87
Accounts receivable (less allowance of $3 at March 30, 2013 and September 29, 2012)	458	455
Inventories:
Finished goods	357	306
Raw materials and supplies	253	229
	610	535
Deferred income taxes	130	114
Prepaid expenses and other current assets	35	42
Total current assets	1,249	1,233
Property, plant, and equipment, net	1,242	1,216
Goodwill, intangible assets and deferred costs	2,579	2,636
Other assets	12	21
Total assets....	$5,082	$5,106
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$375	$306
Accrued expenses and other current liabilities	300	300
Current portion of long-term debt	57	40
Total current liabilities	732	646
Long-term debt, less current portion	3,942	4,431
Deferred income taxes	330	315
Other long-term liabilities	393	166
Total liabilities	5,397	5,558
Commitments and contingencies
Redeemable shares	—	23
Stockholders’ equity (deficit):
Common stock; ($0.01 par value; 400,000,000 shares authorized; 113,164,457 shares issued and 113,093,973 shares outstanding as of March 30, 2013; 84,696,218 issued and 83,209,232 outstanding as of September 29, 2012)	1	1
Paid-in capital	301	131
Notes receivable—common stock	(1)	(2)
Non-controlling interest	3	3
Accumulated deficit	(570)	(561)
Accumulated other comprehensive loss	(49)	(47)
Total stockholders’ equity (deficit)	(315)	(475)
Total liabilities and stockholders’ equity (deficit)	$5,082	$5,106

See notes to consolidated financial statements.

Berry Plastics Group, Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)
(in millions of dollars, except per share data)

	Quarterly Period Ended		Two Quarterly Periods Ended
	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
Net sales	$1,150	$1,183	$2,222	$2,320
Costs and expenses:
Cost of goods sold	936	979	1,831	1,964
Selling, general and administrative	75	84	152	156
Amortization of intangibles	27	26	54	54
Restructuring and impairment charges	1	3	6	26
Operating income	111	91	179	120
Debt extinguishment	48	—	64	—
Other expense (income), net	(1)	2	(4)	(2)
Interest expense	61	83	131	166
Income (loss) before income taxes	3	6	(12)	(44)
Income tax expense (benefit)	2	4	(3)	(15)
Net income (loss)	$1	$2	$(9)	$(29)
Net loss per share:
Basic	$0.01	$0.02	$(0.08)	$(0.35)
Diluted	0.01	0.02	(0.08)	(0.35)
Weighted-average number of shares outstanding: (in thousands)
Basic	113,034	83,508	112,193	83,680
Diluted	118,197	84,574	112,193	83,680

Comprehensive income (loss)	$(4)	$10	$(11)	$(20)

See notes to consolidated financial statements.

Berry Plastics Group, Inc.
Consolidated Statement of Changes in Stockholders’ Equity (Deficit)
For the Two Quarterly Periods Ended March 30, 2013 and March 31, 2012
(Unaudited)
(in millions of dollars)

	Common Stock	Paid-in Capital	Notes Receivable-Common Stock	Non-controlling Interest	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at October 1, 2011	$—	$143	$(2)	$3	$(48)	$(563)	$(467)
Redeemable shares	—	(2)	—	—	—	—	(2)
Stock compensation expense	—	2	—	—	—	—	2
Derivative amortization	—	—	—	—	1	—	1
Currency translation	—	—	—	—	8	—	8
Net loss	—	—	—	—	—	(29)	(29)
Balance at March 31, 2012	—	143	(2)	3	(39)	(592)	(487)

Balance at September 29, 2012	$1	$131	$(2)	$3	$(47)	$(561)	$(475)
Proceeds from issuance of common stock	—	4	—	—	—	—	4
Stock compensation expense	—	5	—	—	—	—	5
Repayment of note receivable	—	—	1	—	—	—	1
Termination of redeemable shares redemption requirement	—	23	—	—	—	—	23
Proceeds from initial public offering	—	438	—	—	—	—	438
Initial obligation under tax receivable agreement	—	(300)	—	—	—	—	(300)
Derivative amortization	—	—	—	—	2	—	2
Interest rate hedge, net of tax	—	—	—	—	(2)	—	(2)
Net loss	—	—	—	—	—	(9)	(9)
Currency translation	—	—	—	—	(2)	—	(2)
Balance at March 30, 2013	$1	$301	$(1)	$3	$(49)	$(570)	$(315)

See notes to consolidated financial statements.

Berry Plastics Group, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(in millions of dollars)

	Two Quarterly Periods Ended
	March 30, 2013	March 31, 2012
Cash Flows from Operating Activities:
Net loss...	$(9)	$(29)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	118	122
Amortization of intangibles	54	54
Non-cash interest expense	8	12
Deferred income tax expense (benefit)	(3)	(17)
Loss on disposal and impairment of assets	—	20
Debt extinguishment	64	—
Other non-cash expense (income)	2	4
Changes in operating assets and liabilities:
Accounts receivable, net	(1)	54
Inventories	(73)	(4)
Prepaid expenses and other assets	13	(3)
Accounts payable and other liabilities	(8)	(58)
Net cash from operating activities	165	155
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(107)	(106)
Proceeds from sale of assets	2	8
Acquisition of businesses, net of cash acquired	(20)	7
Net cash from investing activities	(125)	(91)
Cash Flows from Financing Activities:
Proceeds from long-term borrowings	1,392	—
Repayments on long-term borrowings	(1,902)	(68)
Proceeds from issuance of common stock	4	—
Repayment of notes receivable	1	—
Purchases of common stock	—	(6)
Payment of tax receivable agreement	(5)	—
Debt financing costs	(39)	—
Proceeds from initial public offering	438	—
Net cash from financing activities	(111)	(74)
Effect of exchange rate changes on cash	—	—
Net change in cash	(71)	(10)
Cash and cash equivalents at beginning of period	87	42
Cash and cash equivalents at end of period	$16	$32

See notes to consolidated financial statements.

Berry Plastics Group, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
(tables in millions of dollars, except per share data)

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

2.  Basis of Presentation

As of March 30, 2013, Berry was majority owned by affiliates of Apollo Management, L.P. (“Apollo”) and Graham Partners (“Graham”).  Berry, through its wholly-owned subsidiaries operates in four primary segments:  Rigid Open Top, Rigid Closed Top, Engineered Materials, and Flexible Packaging.  The Company’s customers are located principally throughout the United States, without significant concentration in any one region or with any one customer.  The accompanying unaudited Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full fiscal year.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission for the fiscal year end September 29, 2012.  All intercompany transactions have been eliminated.  The Company issued financial statements by filing with the Securities and Exchange Commission and has evaluated subsequent events up to the time of the filing.

Reclassification Adjustments

Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.  The Company historically presented Other operating expenses in its Consolidated Statements of Operations, which consisted predominately of business optimization costs and management fees to affiliates of Apollo and Graham.  The Company has eliminated separate presentation of Other operating expenses from its Consolidated Statements of Operations to better align with the way the Company is reviewing its operating results.  For the quarterly periods and two quarterly periods ended March 30, 2013 and March 31, 2012 business optimization costs were $2 million and $7 million and $11 million and $20 million, respectively and are included in Cost of goods sold.  The Company recorded management fees of $3 million and $5 million for the quarterly period and two quarterly periods ended March 31, 2012, respectively and are included in Selling, general and administrative expense.  The Company’s management fee agreement with Apollo and other investors terminated upon completion of the initial public offering.

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

Tax Receivable Agreement

In connection with the initial public offering, the Company entered into an income tax receivable agreement ("TRA") that provides for the payment to pre-initial public offering stockholders, option holders and holders of our stock appreciation rights, 85% of the amount of cash savings, if any, in U.S. federal, foreign, state and local income tax that are actually realized (or are deemed to be realized in the case of a change of control) as a result of the utilization of our and our subsidiaries’ net operating losses attributable to periods prior to the initial public offering.  The Company expects to pay between $300 million and $350 million in cash related to this agreement.  This range is based on the Company's assumptions using various items, including valuation analysis and current tax law.  Upon the effective date of the TRA, the Company recorded an initial obligation of $300 million which is recognized as a reduction of Paid-in capital on the Consolidated Balance Sheet as of March 30, 2013.  Changes in the recorded net deferred income tax assets will result in changes in the TRA obligation, and such changes will be recorded as Other expense (income) in the Consolidated Statement of Operations.  Payments under the TRA are not conditioned upon the parties' continued ownership of the Company.

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

Other Related Party Transactions

The Company recorded management fees of $3 million and $5 million for the quarterly period and two quarterly periods ended March 31, 2012, respectively, charged by Apollo and other investors to the Company.  The Company’s management fee agreement with Apollo and other investors terminated upon completion of the initial public offering.

BP Parallel LLC, a non-guarantor subsidiary of the Company, invested $21 million to purchase assignments of $21 million of unsecured term loan during the quarter ended December 29, 2012.  Of the $21 million assignments purchased, $14 million were purchased from third parties affiliated with Apollo.

In connection with our initial public offering in October 2012, the Company paid a $1 million underwriting fee to Apollo Global Securities, LLC, an affiliate of Apollo that served as a manager of the offering.

In connection with the incremental term loan Berry Plastics Corporation entered into in February 2013, the Company paid a $1 million underwriting fee to Apollo Global Securities, LLC, an affiliate of Apollo that served as a manager of the offering.

3.  Acquisitions

Stopaq®

In June 2012, the Company acquired 100% of the shares of Frans Nooren Beheer B.V. and its operating companies (“Stopaq”) for a purchase price of $65 million ($62 million, net of cash acquired).  Stopaq is the inventor and manufacturer of patented visco-elastic technologies for use in corrosion prevention, sealing and insulation applications ranging from pipelines to subsea piles to rail and cable joints. The newly added business is operated in the Company’s Engineered Materials reporting segment.  To finance the purchase, the Company used cash on hand and existing credit facilities.  The Stopaq acquisition has been accounted for under the purchase method of accounting, and accordingly, the preliminary purchase price has been allocated to the identifiable assets and liabilities based on estimated fair values at the acquisition date.  The Company has not finalized the purchase price allocation to the fair value on fixed assets, deferred income taxes and intangibles.  The Company has recognized goodwill on this transaction as a result of expected synergies.  A portion of the goodwill will not be deductible for tax purposes.

Prime Label

In October 2012, the Company acquired 100% of the shares of Prime Label and Screen Incorporated (“Prime Label”) for a purchase price of $20 million.  Prime Label is a leader in specialty re-sealable labels, including a patented rigid lens closure system. The newly added business is operated in the Company’s Flexible Packaging reporting segment.  To finance the purchase, the Company used cash on hand and existing credit facilities.  The Prime Label acquisition has been accounted for under the purchase method of accounting, and accordingly, the preliminary purchase price has been allocated to the identifiable assets and liabilities based on estimated fair values at the acquisition date.  The Company has not finalized the purchase price allocation to the fair value on deferred income taxes and intangibles.  The Company has recognized goodwill on this transaction as a result of expected synergies.  A portion of the goodwill will not be deductible for tax purposes.

4.  Restructuring and Impairment Charges

The Company incurred restructuring costs related to severance, asset impairment and facility exit costs of $1 million and $3 million for the quarterly period ended and $6 million and $26 million for the two quarterly periods ended March 30, 2013 and March 31, 2012, respectively.  The tables below set forth the significant components of the restructuring charges recognized for the quarterly period ended March 30, 2013 and March 31, 2012, by segment:

	Quarterly Period Ended		Two Quarterly Periods Ended
	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
Rigid Open Top
Severance and termination benefits	$—	$—	$1	$—
Total	$—	$—	$1	$—
Rigid Closed Top
Severance and termination benefits	$1	$—	$2	$2
Facility exit costs and other	—	1	1	1
Asset impairment	—	1	—	4
Total	$1	$2	$3	$7
Engineered Materials
Severance and termination benefits	$—	$1	$1	$2
Facility exit costs and other	—	—	—	1
Asset impairment	—	—	—	16
Total	$—	$1	$1	$19
Flexible Packaging
Severance and termination benefits	$—	$—	$—	$—
Facility exit costs and other	—	—	1	—
Asset impairment	—	—	—	—
Total	$—	$—	$1	$—
Consolidated
Severance and termination benefits	$1	$1	$4	$4
Facility exit costs and other	—	1	2	2
Asset impairment	—	1	—	20
Total	$1	$3	$6	$26

The table below sets forth the activity with respect to the restructuring accrual at September 29, 2012 and March 30, 2013:

	Severance and termination benefits	Facilities exit costs and other	Non-cash	Total
Balance at October 1, 2011	$4	$3	$—	$7
Charges	7	4	20	31
Non-cash asset impairment	—	—	(20)	(20)
Cash payments	(7)	(4)	—	(11)
Balance at September 29, 2012	4	3	—	7
Charges	4	2	—	6
Cash payments	(4)	(3)	—	(7)
Balance at March 30, 2013	$4	$2	$—	$6

5.  Accrued Expenses, Other Current Liabilities and Other Long-Term Liabilities

The following table sets forth the totals included in Accrued expenses and other current liabilities on the Consolidated Balance Sheets.

	March 30, 2013	September 29, 2012
Employee compensation, payroll and other taxes	$79	$95
Interest	42	60
Rebates	59	68
TRA obligation	63	—
Other	55	77
	$300	$300

The following table sets forth the totals included in Other long-term liabilities on the Consolidated Balance Sheets.

	March 30, 2013	September 29, 2012
Lease retirement obligation	$21	$20
Sale-lease back deferred gain	33	34
Pension liability	82	84
TRA obligation	232	—
Other	25	28
	$393	$166

6.  Long-Term Debt

Long-term debt consists of the following:

	Maturity Date	March 30, 2013	September 29, 2012
Term loan	April 2015	$1,128	$1,134
Term loan	February 2020	1,400	—
Revolving line of credit	June 2016	51	73
9½% Second Priority Senior Secured Notes	May 2018	500	500
9¾% Second Priority Senior Secured Notes	January 2021	800	800
Senior Unsecured Term Loan	June 2014	18	39
Retired debt		—	1,845
Debt discount, net		(8)	(11)
Capital leases and other	Various	110	91
		3,999	4,471
Less current portion of long-term debt		(57)	(40)
		$3,942	$4,431

The Company’s senior secured credit facilities consist of $2.5 billion term loan and $650 million asset based revolving line of credit.  The availability under the revolving line of credit is the lesser of $650 million or based on a defined borrowing base which is calculated based on available accounts receivable and inventory.  The revolving line of credit allows up to $130 million of letters of credit to be issued instead of borrowings under the revolving line of credit.  At March 30, 2013, the Company had $51 million outstanding on the revolving credit facility, $43 million outstanding letters of credit and a $38 million borrowing base reserve providing unused borrowing capacity of $518 million under the revolving line of credit.  The Company was in compliance with all covenants as of March 30, 2013.

In October 2012, the Company filed an initial public offering and sold 29,411,764 shares of common stock at $16.00 per share.  Proceeds, net of transaction fees, of $438 million and cash from operations were used to repurchase $455 million of 11% Senior Subordinated Notes.

In December 2012, BP Parallel LLC, invested $21 million to purchase assignments at then-prevailing market prices of $21 million of principal of the Senior Unsecured Term Loan.

In February 2013, the Company entered into an incremental assumption agreement to increase the commitments under Berry Plastics Corporation’s existing term loan credit agreement by $1.4 billion.  Berry Plastics Corporation borrowed loans in an aggregate principal amount equal to the full amount of the commitments on such date. The incremental term loans bear interest at LIBOR plus 2.50% per annum with a LIBOR floor of 1.00%, mature in February 2020 and are subject to customary amortization. The proceeds from the incremental term loan, in addition to borrowings under the revolving credit facility, were used to (a) satisfy and discharge all of Berry Plastics Corporation’s outstanding (i) Second Priority Senior Secured Floating Rate Notes due 2014, (ii) First Priority Senior Secured Floating Rate Notes due 2015, (iii) 101⁄4% Senior Subordinated Notes due 2016 and (iv) 81⁄4% First Priority Senior Secured Notes due 2015, which, in each case, were called for redemption in February 2013 and the related indentures and (b) pay related fees and expenses. The Company recognized a $48 million loss on extinguishment of debt related to this debt refinancing.

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

In February 2013, the Company entered into an interest rate swap transaction to manage cash flow variability associated with $1 billion of outstanding variable rate term loan debt (the "2013 Swaps"). The agreement swaps the greater of a three-month variable LIBOR contract or 1.00% for a fixed three-year rate of 2.355%, with an effective date in May 2016 and expiration in May 2019. The counterparty to the agreement is a financial institution. The company will record changes in fair value in Accumulated other comprehensive income. A 0.25% change in LIBOR would not have a material impact on the fair value of the interest rate swaps.
	Liability Derivatives
Derivatives instruments	Balance Sheet Location	March 30, 2013	September 29, 2012
Interest rate swaps — 2010 Swaps	Other long-term liabilities	$4	$7
Interest rate swaps — 2013 Swaps	Other long-term liabilities	$3	-

The effect of the derivative instruments on the Consolidated Statement of Operations is as follows:

		Quarterly Period Ended		Two Quarterly Period Ended
Derivatives not designated as hedging instruments under FASB guidance	Statement of Operations Location	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
Interest rate swaps — 2010 Swaps	Other expense (income)	$(2)	$2	$(3)	$(1)
	Interest expense	$1	$1	$2	$2

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

	March 30, 2013	September 29, 2012
Second Priority Senior Secured Floating Rate Notes	$—	$1
Senior Unsecured Term Loan	—	6

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

Included in the following table are the major categories of assets measured at fair value on a non-recurring basis as of March 30, 2013 and March 31, 2012, along with the impairment loss recognized on the fair value measurement during the period:

	As of March 30, 2013
	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs	Total	Quarterly Period Ended March 30, 2013 Impairment Loss	Two Quarterly Periods Ended March 30, 2013 Impairment Loss
Indefinite-lived trademarks	$—	$—	$207	$207	$—	$—
Goodwill	—	—	1,633	1,633	—	—
Definite lived intangible assets	—	—	739	739	—	—
Property, plant, and equipment	—	—	1,242	1,242	—	—
Total	$—	$—	$3,821	$3,821	$—	$—

	As of March 31, 2012
	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs	Total	Quarterly Period Ended March 31, 2012 Impairment Loss	Two Quarterly Periods Ended March 31, 2012 Impairment Loss
Indefinite-lived trademarks	$—	$—	$220	$220	$—	$—
Goodwill	—	—	1,587	1,587	—	—
Definite lived intangible assets	—	—	814	814	—	17
Property, plant, and equipment	—	—	1,213	1,213	1	3
Total	$—	$—	$3,834	$3,834	$1	$20

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

8.  Income Taxes

The effective tax rate was 27% and 34% for the two quarterly periods ended March 30, 2013 and March 31, 2012, respectively.  A reconciliation of income tax benefit, computed at the federal statutory rate, to income tax benefit, as provided for in the financial statements, is as follows:

	Quarterly Period Ended		Two Quarterly Periods Ended
	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
Income tax benefit computed at statutory rate	$1	$3	$(4)	$(15)
State income tax benefit, net of federal taxes	—	1	—	(1)
Change in valuation allowance	1	—	1	1
Other	—	—	—	—
Income tax expense (benefit)	$2	$4	$(3)	$(15)

9.  Operating Segments

Berry’s operations are organized into four reportable segments: Rigid Open Top, Rigid Closed Top, Engineered Materials, and Flexible Packaging.  The Company has manufacturing and distribution centers in the United States, Canada, Mexico, Belgium, Australia, Germany, Brazil, Malaysia, and India.  The North American operation represents 96% of the Company’s net sales, 98% of total long-lived assets, and 98% of the total assets.  Selected information by reportable segment is presented in the following table:

	Quarterly Period Ended		Quarterly Period Ended
	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
Net sales:
Rigid Open Top	$257	$296	$516	$583
Rigid Closed Top	353	364	666	711
Rigid Packaging	$610	$660	$1,182	$1,294
Engineered Materials	354	337	679	665
Flexible Packaging	186	186	361	361
Total net sales	$1,150	$1,183	$2,222	$2,320
Operating income (loss):
Rigid Open Top	$33	$41	$60	$72
Rigid Closed Top	36	26	54	29
Rigid Packaging	$69	$67	$114	$101
Engineered Materials	33	21	57	23
Flexible Packaging	9	3	8	(4)
Total operating income	$111	$91	$179	$120
Depreciation and amortization:
Rigid Open Top	$22	$23	$45	$45
Rigid Closed Top	33	33	66	68
Rigid Packaging	$55	$56	$111	$113
Engineered Materials	17	17	35	34
Flexible Packaging	13	14	26	29
Total depreciation and amortization	$85	$87	$172	$176

	March 30, 2013	September 29, 2012
Total assets:
Rigid Open Top	$1,801	$1,773
Rigid Closed Top	1,945	1,959
Rigid Packaging	$3,746	$3,732
Engineered Materials	818	873
Flexible Packaging	518	501
Total assets	$5,082	$5,106
Goodwill:
Rigid Open Top	$681	$681
Rigid Closed Top	831	832
Rigid Packaging	$1,512	$1,513
Engineered Materials	82	73
Flexible Packaging	39	40
Total goodwill	$1,633	$1,626

10.  Guarantor and Non-Guarantor Financial Information

Berry Plastics Corporation (“Issuer”) has notes outstanding which are fully, jointly, severally, and unconditionally guaranteed by the parent company and substantially all of Berry’s domestic subsidiaries.  Separate narrative information or financial statements of the guarantor subsidiaries have not been included because they are 100% owned by the parent company and the guarantor subsidiaries unconditionally guarantee such debt on a joint and several basis.  A guarantee of a guarantor of the securities will terminate upon the following customary circumstances:  the sale of the capital stock of such guarantor if such sale complies with the indenture, the designation of such guarantor as an unrestricted subsidiary, the defeasance or discharge of the indenture, as a result of the holders of certain other indebtedness foreclosing on a pledge of the shares of a guarantor subsidiary or if such guarantor no longer guarantees certain other indebtedness of the issuer.  The guarantees are also limited as necessary to prevent them from constituting a fraudulent conveyance under applicable law and guarantees guaranteeing subordinated debt are subordinated to certain other of the Company’s debts.  Presented below is condensed consolidating financial information for the parent, issuer, guarantor subsidiaries and non-guarantor subsidiaries.  Our issuer and guarantor financial information includes all of our domestic operating subsidiaries, our non-guarantor subsidiaries include our foreign subsidiaries and BP Parallel, LLC.  BP Parallel, LLC is the entity that we established to buyback debt securities of Berry Plastics Group, Inc. and Berry Plastics Corporation.  Berry Plastics Group, Inc. uses the equity method to account for its ownership in Berry Plastics Corporation in the Condensed Consolidating Supplemental Financial Statements.  Berry Plastics Corporation uses the equity method to account for its ownership in the guarantor and non-guarantor subsidiaries.  All consolidating entries are included in the eliminations column along with the elimination of intercompany balances.

Condensed Supplemental Consolidated Balance Sheet

	March 30, 2013
	Parent	Issuer	Guarantor Subsidiaries	Non— Guarantor Subsidiaries	Eliminations	Total
Current assets	130	160	825	144	(10)	1,249
Intercompany receivable	257	3,595	—	20	(3,872)	—
Property, plant and equipment, net	—	121	1,045	76	—	1,242
Other noncurrent assets	682	932	2,328	684	(2,035)	2,591
Total assets	$1,069	$4,808	$4,198	$924	$(5,917)	$5,082

Current liabilities	74	277	339	53	(11)	732
Intercompany payable	—	—	3,872	—	(3,872)	—
Noncurrent liabilities	1,310	3,961	118	8	(732)	4,665
Equity (deficit)	(315)	570	(131)	863	(1,302)	(315)
Total liabilities and equity (deficit)	$1,069	$4,808	$4,198	$924	$(5,917)	$5,082

	September 29, 2012
	Parent	Issuer	Guarantor Subsidiaries	Non— Guarantor Subsidiaries	Eliminations	Total
Current assets	120	226	759	139	(11)	1,233
Intercompany receivable	243	3,800	74	—	(4,117)	—
Property, plant and equipment, net	—	113	1,023	80	—	1,216
Other noncurrent assets	262	809	2,353	749	(1,516)	2,657
Total assets	$625	$4,948	$4,209	$968	$(5,644)	$5,106

Current liabilities	18	278	315	48	(13)	646
Intercompany payable	—	—	3,966	151	(4,117)	—
Noncurrent liabilities	1,059	4,579	119	8	(853)	4,912
Equity (deficit)	(452)	91	(191)	761	(661)	(452)
Total liabilities and equity (deficit)	$625	$4,948	$4,209	$968	$(5,644)	$5,106

Condensed Supplemental Consolidated Statements of Operations

	Quarterly Period Ended March 30, 2013
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$137	$919	$94	$—	$1,150
Cost of sales	—	118	743	75	—	936
Selling, general and administrative expenses	—	7	60	8	—	75
Amortization of intangibles	—	3	22	2	—	27
Restructuring and impairment charges, net	—	—	1	—	—	1
Operating income (loss)	—	9	93	9	—	111
Debt extinguishment	—	48	-	—	—	48
Other income	—	(1)	-	—	—	(1)
Interest expense, net	11	8	49	(29)	22	61
Equity in net income of subsidiaries	(14)	(81)	—	—	95	—
Net income (loss) before income taxes	3	35	44	38	(117)	3
Income tax expense (benefit)	2	14	—	1	(15)	2
Net income (loss)	$1	$21	$44	$37	$(102)	$1
Comprehensive income (loss)	$1	$20	$44	$33	$(102)	$(4)

	Quarterly Period Ended March 31, 2012
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$140	$955	$88	$—	$1,183
Cost of sales	—	126	779	74	—	979
Selling, general and administrative expenses	—	15	61	8	—	84
Amortization of intangibles	—	3	22	1	—	26
Restructuring and impairment charges, net	—	—	2	1	—	3
Operating income (loss)	—	(4)	91	4	—	91
Other expense	—	2	-	—	—	2
Interest expense, net	14	10	66	(28)	21	83
Equity in net income of subsidiaries	(20)	(55)	—	—	75	—
Net income (loss) before income taxes	6	39	25	32	(96)	6
Income tax expense (benefit)	4	14	1	1	(16)	4
Net income (loss)	$2	$25	$24	$31	$(80)	$2
Comprehensive income (loss)	$2	$25	$24	$39	$(80)	$10

	Two Quarterly Periods Ended March 30, 2013
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$270	$1,768	$184	$—	$2,222
Cost of sales	—	255	1,437	139	—	1,831
Selling, general and administrative expenses	—	17	118	17	—	152
Amortization of intangibles	—	6	45	3	—	54
Restructuring and impairment charges, net	—	—	6	—	—	6
Operating income (loss)	—	(8)	162	25	—	179
Debt extinguishment	—	64	—	—	—	64
Other income	—	(4)	—	—	—	(4)
Interest expense, net	22	17	104	(60)	48	131
Equity in net income of subsidiaries	(10)	(143)	—	—	153	—
Net income (loss) before income taxes	(12)	58	58	85	(201)	(12)
Income tax expense (benefit)	(3)	24	(1)	1	(24)	(3)
Net income (loss)	$(9)	$34	$59	$84	$(177)	$(9)
Comprehensive income (loss)	$(9)	$34	$59	$82	$(177)	$(11)

Consolidating Statement of Cash Flows
Cash Flow from Operating Activities	$—	$(6)	$159	$12	$—	$165
Cash Flow from Investing Activities
Additions to property, plant, and equipment	—	(10)	(94)	(3)	—	(107)
Proceeds from disposal of assets	—	—	2	—	—	2
Investment in Parent	—	—	—	(21)	21	—
(Contributions) distributions to/from subsidiaries	(438)	417	—	—	21	—
Intercompany advances (repayments)	—	62	—	—	(62)	—
Investment in Issuer debt securities	—	—	—	—	—	—
Acquisition of business net of cash acquired	—	—	(20)	—	—	(20)
Net cash used in investing activities	(438)	469	(112)	(24)	(20)	(125)

Cash Flow from Financing Activities
Proceeds from long-term debt	—	1,392	—	—	—	1,392
Proceeds from issuance of common stock	4	—	—	—	—	4
Proceeds from initial public stock offering	438	—	—	—	—	438
Repayment of notes receivable	1	1	—	—	(1)	1
Payment of tax receivable agreement	(5)	(5)	—	—	5	(5)
Debt financing costs	—	(39)	—	—	—	(39)
Repayment of long-term debt	—	(1,881)	—	—	(21)	(1,902)
Changes in intercompany balances	—	—	(47)	(11)	58	—
Contribution from Issuer	—	—	—	21	(21)	—
Net cash provided by (used in) financing activities	438	(532)	(47)	10	20	(111)
Net increase in cash and cash equivalents	—	(69)	—	(2)	—	(71)
Cash and cash equivalents at beginning of period	—	66	—	21	—	87
Cash and cash equivalents at end of period	$—	$(3)	$—	$19	$—	$16

	Two Quarterly Periods Ended March 31, 2012
	Parent	Issuer	Guarantor Subsidiaries	Non— Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$285	$1,863	$172	$—	$2,320
Cost of sales	—	275	1,555	134	—	1,964
Selling, general and administrative expenses	—	25	115	16	—	156
Amortization of intangibles	—	5	48	1	—	54
Restructuring and impairment charges, net	—	—	25	1	—	26
Operating income (loss)	—	(20)	120	20	—	120
Other income	—	(2)	—	—	—	(2)
Interest expense, net	26	21	131	(52)	40	166
Equity in net income of subsidiaries	18	(58)	—	—	40	—
Net income (loss) before income taxes	(44)	19	(11)	72	(80)	(44)
Income tax expense (benefit)	(15)	6	1	2	(9)	(15)
Net income (loss)	$(29)	$13	$(12)	$70	$(71)	$(29)
Comprehensive income (loss)	$(29)	$14	$(12)	$78	$(71)	$(20)

Consolidating Statement of Cash Flows
Cash Flow from Operating Activities	$—	$(36)	$189	$2	$—	$155
Cash Flow from Investing Activities
Additions to property, plant, and equipment	—	(11)	(91)	(4)	—	(106)
Proceeds from disposal of assets	—	—	8	—	—	8
Investment in Parent	—	—	—	(4)	4	—
(Contributions) distributions to/from subsidiaries	—	(4)	—	—	4	—
Intercompany advances (repayments)	—	119	—	—	(119)	—
Investment in Issuer debt securities	—	—	—	—	—	—
Acquisition of business net of cash acquired	—	—	7	—	—	7
Net cash used in investing activities	—	104	(76)	(8)	(111)	(91)

Cash Flow from Financing Activities
Proceeds from long-term debt	—	—	—	—	—	—
Repayment of long-term debt	—	(64)	—	—	(4)	(68)
Changes in intercompany balances	—	—	(118)	(1)	119	—
Contribution from Issuer	—	—	—	4	(4)	—
Purchases of common stock	—	(6)	—	—	—	(6)
Net cash provided by (used in) financing activities	—	(70)	(118)	3	111	(74)
Net increase in cash and cash equivalents	—	(2)	(5)	(3)	—	(10)
Cash and cash equivalents at beginning of period	—	20	5	17	—	42
Cash and cash equivalents at end of period	$—	$18	$—	$14	$—	$32

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

The following tables and discussion provide a reconciliation of the numerator and denominator of the basic and diluted net loss per share computations.  The calculation below provides net income or loss on both basic and diluted basis for the quarterly period ended March 30, 2013 and March 31, 2012.

	Quarterly Period Ended		Two Quarterly Periods Ended
	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012

Net income (loss)	$1	$2	$(9)	$(29)
Weighted average shares of common stock outstanding--basic (in thousands)	113,034	83,508	112,193	83,680
Weighted average shares of common stock outstanding	113,034	83,508	112,193	83,680
Other common stock equivalents (in thousands)	5,450	1,066	—	—
Weighted average shares of common stock outstanding--diluted (in thousands)	118,197	84,574	112,193	83,680

Basic net loss per share
Basic net loss per share available to common shareholders	$0.01	$0.02	$(0.08)	$(0.35)

Diluted net loss per share
Diluted net loss per share available to common shareholders	$0.01	$0.02	$(0.08)	$(0.35)

The conversion of stock options is not included in the calculation of diluted net loss per common share for the two quarterly periods ended March 30, 2013 or March 31, 2012 as the effect of these conversions would be antidilutive to the net loss available to common shareholders.  Thus, the weighted average common equivalent shares used for purposes of computing diluted EPS are the same as those used to compute basic EPS for these periods.  Shares excluded from the calculation as the effect of their conversion into shares of our common stock would be antidilutive were 12,958,355 and 11,029,790 as of March 30, 2013 and March 31, 2012, respectively.

Item 2.

Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Unless the context requires otherwise, references in this Management's Discussion and Analysis of Financial Condition and Results of Operations to the “Company” refer to Berry Plastics Group, Inc, and references to “we,” “our” or “us” refer to Berry Plastics Group, Inc. together with its consolidated subsidiaries, after giving effect to the transactions described in the next paragraph.  You should read the following discussion in conjunction with the consolidated financial statements of the Company and its subsidiaries and the accompanying notes thereto, which information is included elsewhere herein.  This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in our Form 10-K for the fiscal year ended September 29, 2012 in the section titled “Risk Factors” and other risk factors identified from time to time in our periodic filings with the SEC.  Our actual results may differ materially from those contained in any forward-looking statements.  You should read the explanation of the qualifications and limitations on these forward-looking statements referenced within this report.

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

Stopaq®

In June 2012, the Company acquired 100% of the shares of Frans Nooren Beheer B.V. and its operating companies (“Stopaq”) for a purchase price of $65 million ($62 million, net of cash acquired).  Stopaq is the inventor and manufacturer of patented visco-elastic technologies for use in corrosion prevention, sealing and insulation applications ranging from pipelines to subsea piles to rail and cable joints. The newly added business is operated in the Company’s Engineered Materials reporting segment.  To finance the purchase, the Company used cash on hand and existing credit facilities.  The Stopaq acquisition has been accounted for under the purchase method of accounting, and accordingly, the preliminary purchase price has been allocated to the identifiable assets and liabilities based on estimated fair values at the acquisition date.  The Company has not finalized the purchase price allocation to the fair value on fixed assets, deferred income taxes and intangibles.  The Company has recognized goodwill on this transaction as a result of expected synergies.  A portion of the goodwill will not be deductible for tax purposes.

Prime Label

In October 2012, the Company acquired 100% of the shares of Prime Label and Screen Incorporated (“Prime Label”) for a purchase price of $20 million.  Prime Label is a leader in specialty re-sealable labels, including a patented rigid lens closure system. The newly added business is operated in the Company’s Flexible Packaging reporting segment.  To finance the purchase, the Company used cash on hand and existing credit facilities.  The Prime Label acquisition has been accounted for under the purchase method of accounting, and accordingly, the preliminary purchase price has been allocated to the identifiable assets and liabilities based on estimated fair values at the acquisition date.  The Company has not finalized the purchase price allocation to the fair value on deferred income taxes and intangibles.  The Company has recognized goodwill on this transaction as a result of expected synergies.  A portion of the goodwill will not be deductible for tax purposes.

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

Tax Receivable Agreement

In connection with the initial public offering, the Company entered into an income tax receivable agreement ("TRA") that provides for the payment to pre-initial public offering stockholders, option holders and holders of our stock appreciation rights, 85% of the amount of cash savings, if any, in U.S. federal, foreign, state and local income tax that are actually realized (or are deemed to be realized in the case of a change of control) as a result of the utilization of our and our subsidiaries’ net operating losses attributable to periods prior to the initial public offering.  The Company expects to pay between $300 million and $350 million in cash related to this agreement.  This range is based on the Company's assumptions using various items, including valuation analysis and current tax law.  Upon the effective date of the TRA, the Company recorded an initial obligation of $300 million which is recognized as a reduction of Paid-in capital on the Consolidated Balance Sheet as of March 30, 2013.  Changes in the recorded net deferred income tax assets will result in changes in the TRA obligation, and such changes will be recorded as Other expense (income) in the Consolidated Statement of Operations.  Payments under the TRA are not conditioned upon the parties' continued ownership of the Company.

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

Incremental Term Loan

In February 2013, the Company entered into an incremental assumption agreement to increase the commitments under Berry Plastics Corporation’s existing term loan credit agreement by $1.4 billion. Berry Plastics Corporation borrowed loans in an aggregate principal amount equal to the full amount of the commitments on such date. The incremental term loans bear interest at LIBOR plus 2.50% per annum with a LIBOR floor of 1.00%, matures in February 2020 and are subject to customary amortization. The proceeds from the incremental term loan, in addition to borrowings under the revolving credit facility, were used to (a) satisfy and discharge all of Berry Plastics Corporation’s outstanding (i) Second Priority Senior Secured Floating Rate Notes due 2014, (ii) First Priority Senior Secured Floating Rate Notes due 2015, (iii) 101⁄4% Senior Subordinated Notes due 2016 and (iv) 81⁄4% First Priority Senior Secured Notes due 2015, which, in each case, were called for redemption in February 2013 and the related indentures and (b) pay related fees and expenses. The Company recognized a $48 million loss on extinguishment of debt related to this debt refinancing.

Interest Rate Swap

In February 2013, the company entered into an interest rate swap transaction to protect $1 billion of outstanding variable rate term loan debt from future interest rate volatility. The agreement swaps the greater of a three-month variable LIBOR contract or 1.00% for a fixed three-year rate of 2.355%, with an effective date in May 2016 and expiration in May 2019. The counterparty to the agreement is a financial institution. The company will record changes in fair value in Accumulated other comprehensive income. A 0.25% change in LIBOR would not have a material impact on the fair value of the interest rate swaps.

Secondary Public Offering

In April 2013, we completed a secondary public offering in which certain funds affiliated with Apollo and Graham sold 18,975,000 shares of common stock at $17.00 per share, which included 2,475,000 shares purchased by the underwriters upon the exercise in full of their option to purchase additional shares.  The selling stockholders received proceeds from the offering, which, net of underwriting fees, totaled $311 million.  The Company received no proceeds and incurred fees of approximately $1 million related to this offering.

Executive Summary

Business.  We operate in the following four segments: Rigid Open Top, Rigid Closed Top (together our Rigid Packaging business), Engineered Materials, and Flexible Packaging.  The Rigid Packaging business sells primarily containers, foodservice items, closures, overcaps, bottles, prescription containers, and tubes.  Our Engineered Materials segment sells primarily specialty tapes, adhesives, pipeline corrosive protection solutions, polyethylene based film products, and waste bags.  The Flexible Packaging segment sells primarily high barrier, multilayer film products as well as printed bags and pouches.

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

	Polyethylene Butene Film			Polypropylene
	2013	2012	2011	2013	2012	2011
1st quarter	$.69	$.70	$.68	$.76	$.79	$.78
2nd quarter	$.74	.76	.72	$.96	.88	.95
3rd quarter	—	.72	.79	—	.85	1.08
4th quarter	—	.68	.73	—	.71	.98

We expect plastic resin prices to trend downward during the third fiscal quarter of 2013.  Due to differences in the timing of passing through resin cost changes to our customers on escalator/de-escalator programs, segments are negatively impacted in the short term when plastic resin costs increase and are positively impacted when plastic resin costs decrease.  This timing lag in passing through raw material cost changes could affect our results as plastic resin costs fluctuate.

Outlook.  The Company is impacted by general economic and industrial growth, plastic resin availability and affordability, and general industrial production.  Our business has both geographic and end market diversity, which reduces the effect of any one of these factors on our overall performance.  Our results are affected by our ability to pass through raw material cost changes to our customers, improve manufacturing productivity and adapt to volume changes of our customers.  We seek to improve our overall profitability by implementing cost reduction programs for our manufacturing, selling and general and administrative expenses.  Looking forward to the third fiscal quarter of 2013, we believe the demand driven by economic activity will remain similar to the environment we have experienced in the past four quarters.  Seasonally volumes improve in the June ending quarter and we are observing typical sequential improvements in demand.  Taking these factors into account for our June 2013 quarter, and assuming that volumes improve in line with normal seasonality, we anticipate a near double-digit improvement in profitability, as defined as adjusted EBITDA less pro forma adjustments, versus the prior year.

Results of Operations

Comparison of the Quarterly Period Ended March 30, 2013 (the “Quarter”) and the Quarterly Period Ended March 31, 2012 (the “Prior Quarter”)

Net Sales.  Net sales decreased from $1,183 million in the Prior Quarter to $1,150 million in the Quarter.  This decrease is primarily attributed to a volume decline of 3% related to a reduction in the number of shipping days due to two additional holidays falling within the quarter, the year-over-year adverse change in weather, and reduction in raw material content partially offset by volume gains in certain of our product lines.  The following discussion in this section provides a comparison of net sales by business segment.

Quarterly Period Ended
	March 30, 2013	March 31, 2012	$ Change	% Change
Net sales:
Rigid Open Top	$257	$296	$(39)	(13%)
Rigid Closed Top	353	364	(11)	(3%)
Rigid Packaging	$610	$660	$(50)	(8%)
Engineered Materials	354	337	17	5%
Flexible Packaging	186	186	—	—
Total net sales	$1,150	$1,183	$(33)	(3%)

Net sales in the Rigid Open Top business decreased from $296 million in the Prior Quarter to $257 million in the Quarter as a result of net selling price decreases of 3%, volume decline of 5% and product realignment of 5%.  The volume decline is primarily attributed to reduction in the number of shipping days and the year-over-year adverse change in weather discussed above.  Net sales in the Rigid Closed Top business decreased from $364 million in the Prior Quarter to $353 million in the Quarter as a result of a volume decline of 3%.  The volume decline is primarily attributed to reduction in the number of shipping days and reductions in raw material content discussed above.  The Engineered Materials business net sales increased from $337 million in the Prior Quarter to $354 million in the Quarter as a result of  net selling price increases of 1% and product realignment of 5%  partially offset by a volume decline of 1%.  The Engineered Material volume decline was primarily attributed to the reduction in the number of shipping days discussed above partially offset by volume gains in our tapes and stretch films products.  The Flexible Packaging business net sales were $186 million in the Prior Quarter and the Quarter as a result of net selling price increases of 1% and acquisition volume attributed to Prime Label offset by a volume decline of 2%.  The Flexible Packaging volume decline was primarily attributed  to the  reduction in the number of shipping days discussed above partially offset by volume gains in our personal care products.

Operating Income.  Operating income increased from $91 million (8% of net sales) in the Prior Quarter to $111 million (10% of net sales) in the Quarter.  This increase is primarily attributed to $18 million from the relationship of net selling price to raw material costs, $3 million decrease in depreciation expense, $1 million decrease in amortization expense, $9 million decrease in business integration and $6 million of decreased selling, general and administrative expenses partially offset by $2 million decline in manufacturing efficiencies, $1 million loss from acquisitions and $4 million from volume declines described above.  The following discussion in this section provides a comparison of operating income by business segment

	Quarterly Period Ended
	March 30, 2013	March 31, 2012	$ Change	% Change
Operating income (loss):
Rigid Open Top	$33	$41	$(8)	(20%)
Rigid Closed Top	36	26	10	38%
Rigid Packaging	$69	$67	$2	3%
Engineered Materials	33	21	12	57%
Flexible Packaging	9	3	6	200%
Total operating income	$111	$91	$20	22%

Operating income for the Rigid Open Top business decreased from $41 million (14% of net sales) in the Prior Quarter to $33 million (13% of net sales) in the Quarter.  This decrease is primarily attributed to $2 million from volume declines described above, $3 million decline in operating performance in manufacturing, $1 million increase of selling, general and administrative expenses, $1 million decline in the relationship of net selling price to raw material costs and $1 million increase in business integration expense.  Operating income for the Rigid Closed Top business increased from $26 million (7% of net sales) in the Prior Quarter to $36 million (10% of net sales) in the Quarter.  This increase is primarily attributed to a $7 million decline in business integration expenses, $1 million improvement in the relationship of net selling price to raw material costs, $1 million of improved operating performance in manufacturing and $3 million decline in selling, general and administrative expenses partially offset by $2 million from volume declines described above.  Operating income for the Engineered Materials business improved from $21 million (6% of net sales) in the Prior Quarter to $33 million (10% of net sales) in the Quarter.  This increase is primarily attributed to $5 million improvement in the relationship of net selling price to raw material costs, $2 million of improved operating performance in manufacturing, $4 million decline in selling, general and administrative expenses and $2 million decline in depreciation and amortization expense partially offset by $1 million loss from acquisitions.  Operating income for the Flexible Packaging business improved from $3 million (2% of net sales) in the Prior Quarter to $9 million (5% of net sales) in the Quarter.  This improvement is primarily attributed to a $3 million reduction of business integration expense, $2 million reduction of depreciation and amortization expense, and $3 million improvement in the relationship of net selling price to raw material costs partially offset by a $2 million decline in operating performance in manufacturing.

Debt Extinguishment. Debt extinguishment was $48 million during the Quarter.  These were related to loss on extinguishment of debt attributed to $24 million of call premium and penalties, $16 million of deferred financing fees and $8 million of debt discount related to the debt extinguishment of the (i) Second Priority Senior Secured Floating Rate Notes due 2014, (ii) First Priority Senior Secured Floating Rate Notes due 2015, (iii) 101⁄4% Senior Subordinated Notes due 2016 and (iv) 81⁄4% First Priority Senior Secured Notes due 2015 during the quarter

Other Expense (Income). Other expense (income) increased from $2 million expense in the Prior Quarter to $1 million of income in the Quarter.  The change is primarily related to the change in the fair value of derivative instruments.

 Interest Expense.  Interest expense decreased from $83 million in the Prior Quarter to $61 million in the Quarter primarily as the result of the various debt extinguishments that resulted from our incremental term loan capital restructuring and the use of proceeds from our initial public offering.

Income Tax Expense.  For the Quarter, we recorded an income tax expense of $2 million compared to $4 million in the Prior Quarter.  The effective tax rate for the Quarter is impacted by the relative impact of discrete items and certain international entities for which a full valuation allowance is recognized.

Comparison of the Two Quarterly Periods Ended March 30, 2013 (the “YTD”) and the Two Quarterly Periods Ended March 31, 2012 (the “Prior YTD”)

Net Sales.  Net sales decreased from $2,320 million in the Prior YTD to $2,222 million in the YTD.  This decrease is primarily attributed to lower selling prices of 3% as a result of lower plastic resin costs and a volume decline of 1% related to the year-over-year adverse change in weather and reductions in raw material content partially offset by volume gains in certain of our product lines.  The following discussion in this section provides a comparison of net sales by business segment.

Two Quarterly Periods Ended
	March 30, 2013	March 31, 2012	$ Change	% Change
Net sales:
Rigid Open Top	$516	$583	$(67)	(11%)
Rigid Closed Top	666	711	(45)	(6%)
Rigid Packaging	$1,182	$1,294	$(112)	(9%)
Engineered Materials	679	665	14	2%
Flexible Packaging	361	361	-	-%
Total net sales	$2,222	$2,320	$(98)	(4%)

Net sales in the Rigid Open Top business decreased from $583 million in the Prior YTD to $516 million in the YTD as a result of net selling price decreases of 7% due to lower resin costs, a volume decline of 2% and product realignment of 2%.  The volume decline is primarily attributed to the year-over-year adverse change in weather discussed above.  Net sales in the Rigid Closed Top business decreased from $711 million in the Prior YTD to $666 million in the YTD as a result of net selling price decreases of 3% due to lower resin costs and a volume decline of 3%.  The volume decline is primarily attributed to general market softness and a reduction in raw material content discussed above.  The Engineered Materials business net sales increased from $665 million in the Prior YTD to $679 million in the YTD.  The Engineered Material volume gains in our tapes and stretch films products and product realignment of 2% were partially offset by volume declines attributed  to factors discussed above.  Net sales in the Flexible Packaging business was $361 million in the Prior YTD and the YTD as a result of a modest volume decline attributed to factors discussed above offset by acquisition volume related to our Prime Label acquisition.

Operating Income.  Operating income increased from $120 million (5% of net sales) in the Prior YTD to $179 million (8% of net sales) in the YTD.  This increase is primarily attributed to $10 million from the relationship of net selling price to raw material costs, $5 million decrease in depreciation expense, $4 million decrease in amortization expense, $23 million decrease in business integration, $3 million of improved manufacturing efficiencies, $1 million from acquisitions and a non-cash impairment charge of $17 million in the Prior YTD partially offset by $5 million from volume declines described above and $1 million of increased selling, general and administrative expenses.  The following discussion in this section provides a comparison of operating income by business segment.

	Two Quarterly Periods Ended
	March 30, 2013	March 31, 2012	$ Change	% Change
Operating income (loss):
Rigid Open Top	$60	$72	$(12)	(17%)
Rigid Closed Top	54	29	25	86%
Rigid Packaging	$114	$101	$13	13%
Engineered Materials	57	23	34	148%
Flexible Packaging	8	(4)	12	300%
Total operating income	$179	$120	$59	49%

Operating income for the Rigid Open Top business decreased from $72 million (12% of net sales) in the Prior YTD to $60 million (12% of net sales) in the YTD.  This decrease is primarily attributed to a $5 million decline in the relationship of net selling price to raw material costs, $2 million from volume declines described above, $1 million decline in operating performance in manufacturing, $3 million increase of selling, general and administrative expenses primarily attributed to costs associated with new product innovation and $1 million increase in depreciation and amortization expense.  Operating income for the Rigid Closed Top business increased from $29 million (4% of net sales) in the Prior YTD to $54 million (8% of net sales) in the YTD.  This increase is primarily attributed to a $18 million decline in business integration expenses, $4 million improvement in the relationship of net selling price to raw material costs, $3 million reduction of depreciation and amortization expense, $2 million of improved operating performance in manufacturing and by $1 million decrease in selling, general and administrative expenses partially offset $3 million from volume declines described above.  Operating income for the Engineered Materials business improved from $23 million (3% of net sales) in the Prior YTD to $57 million (8% of net sales) in the YTD.  This increase is primarily attributed to a $17 million non-cash impairment in the Prior YTD, $1 million from acquisitions, $9 million improvement in the relationship of net selling price to raw material costs, $6 million of improved operating performance in manufacturing, $3 million decrease in selling, general and administrative expenses and $3 million decrease in depreciation and amortization expense partially offset by $4 million increase in business integration.  Operating loss for the Flexible Packaging business improved from $4 million loss (-1% of net sales) in the Prior YTD to operating income of $8 million (2% of net sales) in the YTD.  This improvement is primarily attributed to a $8 million reduction of business integration expense, $3 million reduction of depreciation and amortization expense, and a $2 million improvement in the relationship of net selling price to raw material costs partially offset by $1 million increase of selling, general and administrative expenses.

Debt Extinguishment. Debt extinguishment was $64 million during the YTD as a result of loss on extinguishment of debt attributed to $37 million of call premium and penalties, $19 million of deferred financing fees and $8 million of debt discount related to the debt extinguishment that resulted from our incremental term loan capital restructuring and the use of the proceeds from our initial public offering.

Other Income. Other income increased from $2 million in the Prior YTD to $4 million in the YTD.  The change is primarily related to the change in the fair value of derivative instruments.

 Interest Expense.  Interest expense decreased from $166 million in the Prior YTD to $131 million in the YTD primarily as the result of the interest savings that resulted from our incremental term loan capital restructure and initial public offering.

Income Tax Benefit.  For the YTD, we recorded an income tax benefit of $3 million or an effective tax rate of 27% compared to an income tax benefit of $15 million or an effective tax rate of 34% in the Prior YTD.  The effective tax rate for the YTD is impacted by the relative impact of discrete items and certain international entities for which a full valuation allowance is recognized.

Liquidity and Capital Resources

Senior Secured Credit Facility

The Company’s senior secured credit facilities consist of $2.5 billion term loan and $650 million asset based revolving line of credit (“Credit Facility”).  $1.1 billion of the term loan matures in April 2015, $1.4 billion of the term loan matures in February 2020 and the revolving line of credit matures in June 2016, subject to certain conditions.  The availability under the revolving line of credit is the lesser of $650 million or based on a defined borrowing base which is calculated based on available accounts receivable and inventory.  The revolving line of credit allows up to $130 million of letters of credit to be issued instead of borrowings under the revolving line of credit.  At March 30, 2013, the Company had $51 million outstanding on the revolving credit facility, $43 million outstanding letters of credit and a $38 million borrowing base reserve providing unused borrowing capacity of $518 million under the revolving line of credit.  The Company was in compliance with all covenants as of March 30, 2013.

Our fixed charge coverage ratio, as defined in the revolving credit facility, is calculated based on a numerator consisting of adjusted EBITDA less pro forma adjustments, income taxes paid in cash and capital expenditures, and a denominator consisting of scheduled principal payments in respect of indebtedness for borrowed money, interest expense and certain distributions.  We are obligated to sustain a minimum fixed charge coverage ratio of 1.0 to 1.0 under the revolving credit facility at any time when the aggregate unused capacity under the revolving credit facility is less than 10% of the lesser of the revolving credit facility commitments and the borrowing base (and for 10 business days following the date upon which availability exceeds such threshold) or during the continuation of an event of default.  At March 30, 2013, the Company had unused borrowing capacity of $518 million under the revolving credit facility and thus was not subject to the minimum fixed charge coverage ratio covenant.  Our fixed charge ratio was 1.9 to 1.0 at March 30, 2013.

Despite not having financial maintenance covenants, our debt agreements contain certain negative covenants.  The failure to comply with these negative covenants could restrict our ability to incur additional indebtedness, effect acquisitions, enter into certain significant business combinations, make distributions or redeem indebtedness.  The term loan facility contains a negative covenant first lien secured leverage ratio covenant of 4.0 to 1.0 on a pro forma basis for a proposed transaction, such as an acquisition or incurrence of additional first lien debt.  Our first lien secured leverage ratio was 3.3 to 1.0 at March 30, 2013.

A key financial metric utilized in the calculation of the first lien leverage ratio is Adjusted EBITDA as defined in the Company’s senior secured credit facilities.  The following table reconciles our Adjusted EBITDA for the four quarters and quarterly period ended March 30, 2013 to net income:

	March 30, 2013
	Four Quarters Ended	Quarterly Period Ended
Adjusted EBITDA	$810	$202
Net interest expense	(294)	(61)
Depreciation and amortization	(351)	(85)
Income tax expense	(14)	(2)
Business optimization and other expense	(27)	(2)
Restructuring and impairment	(11)	(1)
Extinguishment of debt	(64)	(48)
Pro forma acquisitions	(4)	-
Unrealized cost savings	(22)	(2)
Net income	$23	$1

Cash flow from operating activities	$490	$78
Net additions to property, plant, and equipment	(207)	(62)
Adjusted free cash flow	$283	$16
Cash flow from investing activities	(285)	(62)
Cash flow from financing activities	(221)	(32)

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

Tax Receivable Agreement

The Company expects to pay between $300 million and $350 million in related to the TRA over the next five years with $63 million projected to be paid during the next twelve months.  The payment range is based on the Company's assumptions using various items, including valuation analysis and current tax law.  Payments under the TRA are not conditioned upon the parties' continued ownership of the Company.  The Company had made $5 million of payments related to the TRA as of March 30, 2013.

Contractual Obligations and Off Balance Sheet Transactions

Our contractual cash obligations at the end of fiscal 2012, giving effect to our initial public offering in October 2012 and the debt restructuring we completed in February 2013, are summarized in the following table.

	Payments due by period as of the end of fiscal 2012
	Total	< 1 year	1-3 years	4-5 years	> 5 years
Long-term debt, excluding capital leases	$3,964	$23	$1,189	$115	$2,637
Capital leases (a)	104	30	50	17	7
Fixed interest rate payments (b)	1,109	170	256	319	364
Variable interest rate payments (c)	293	52	136	47	58
Operating leases	289	46	68	56	119
Funding of pension and other postretirement obligations (d)	8	8	—	—	—
Total contractual cash obligations	$5,767	$329	$1,699	$554	$3,185
(a)	Includes anticipated interest of $17 over the life of the capital leases.
(b)	Includes variable rate debt subject to interest rate swap agreements.
(c)	Based on applicable interest rates in effect end of fiscal 2012.
(d)
Pension and other postretirement contributions have been included in the above table for the next year.  The amount is the estimated contributions to our defined benefit plans.  The assumptions used by the actuary in calculating the projection includes weighted average return on pension assets of approximately 8% for 2012.  The estimation may vary based on the actual return on our plan assets.  See Note 9 to the Consolidated or Combined Financial Statements in our prospectus filed on April 16, 2013 for more information on these obligations.

Cash Flows

Net cash provided by operating activities increased from $155 million in the Prior YTD to $165 million in the YTD.  The change is primarily attributed to improved operating performance partially offset by additional working capital.

Net cash used in investing activities increased from $91 million in the Prior YTD to $125 million in the YTD primarily as a result of acquisition of Prime Label.  Our capital expenditures are forecasted at $230 million for fiscal 2013 and will be funded from cash flows from operating activities and existing liquidity.

Net cash used in financing activities was $74 million in the Prior YTD compared to $111 million in the YTD.  The YTD change is primarily attributed to proceeds we raised in our initial public offering and incremental term loan capital restructure, which we utilized to repurchase the 11% Senior Subordinated Notes, Second Priority Senior Secured Floating Rate Notes, First Priority Senior Secured Floating Rate Notes, 101⁄4% Senior Subordinated and  81⁄4% First Priority Senior Secured Notes.

 Based on our current level of operations, we believe that cash flow from operations and available cash, together with available borrowings under our senior secured credit facilities, will be adequate to meet our short-term liquidity needs over the next twelve months.  We base such belief on historical experience and the funds available under the revolving credit facility.  However, we cannot predict our future results of operations and our ability to meet our obligations involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section of our Form 10-K filed with the SEC for the fiscal year ended September 29, 2012.  In particular, increases in the cost of resin which we are unable to pass through to our customers on a timely basis or significant acquisitions could severely impact our liquidity.

Item 3.              Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

We are exposed to market risk from changes in interest rates primarily through our senior secured credit facilities, senior secured first priority notes and second priority senior secured notes.  Our senior secured credit facilities are comprised of (i) a $2.6 billion term loan and (ii) a $650 million revolving credit facility.  At March 30, 2013, the Company had $51 million outstanding on the revolving credit facility.  The net outstanding balance of the term loan was $2.5 billion at March 30, 2013.  Borrowings under our senior secured credit facilities bear interest, at our option, at either an alternate base rate or an adjusted LIBOR rate for a one-, two-, three- or six month interest period, or a nine- or twelve-month period, if available to all relevant lenders, in each case, plus an applicable margin.  The alternate base rate is the mean the greater of (i) in the case of our term loan, Credit Suisse’s prime rate or, in the case of our revolving credit facility, Bank of America's prime rate and (ii) one-half of 1.0% over the weighted average of rates on overnight Federal Funds as published by the Federal Reserve Bank of New York.  At March 30, 2013, the LIBOR rate of 0.28% was applicable to the term loan and second priority senior secured floating rate notes.  A 0.25% change in LIBOR would not have a material impact on our interest expense.

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

In February 2013, the Company entered into an interest rate swap transaction to manage cash flow variability associated with $1 billion of outstanding variable rate term loan debt (the "2013 Swaps"). The agreement swaps the greater of a three-month variable LIBOR contract or 1.00% for a fixed three-year rate of 2.355%, with an effective date in May 2016 and expiration in May 2019. The counterparty to the agreement is a financial institution. The company will record changes in fair value in Accumulated other comprehensive income. A 0.25% change in LIBOR would not have a material impact on the fair value of the interest rate swaps.

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

The Company's management, with the participation of the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures as of March 30, 2013.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 30, 2013, the design and operation of our disclosure controls and procedures were effective at the reasonable assurance level.

 (b)           Changes in internal controls.

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.  Other Information

Item 1.               Legal Proceedings

There has been no material changes in legal proceedings from the items disclosed in our Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended September 29, 2012.

Item 1A.            Risk Factors

You should carefully consider the risks described in our Form 10-K filed with the SEC for the fiscal year ended September 29, 2012, including those under the heading “Risk Factors” and other information contained in this Quarterly Report before investing in our securities. Realization of any of these risks could have a material adverse effect on our business, financial condition, cash flows and results of operations.  There were no material changes in the Company’s risk factors since described in our Form 10-K filed with the SEC for the fiscal year ended September 29, 2012.

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

May 7, 2013

By: /s/ James M. Kratochvil

       James M. Kratochvil
     Chief Financial Officer (Principal Financial and Accounting Officer)