Form 10-Q
period 2013-08-06
BERRY PLASTICS GROUP INC
filed 2013-08-06
CIK 1378992

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

 [X]     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 29, 2013
or
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
      Large accelerated filer [     ]           Accelerated filer  [     ]              Non-accelerated filer [   X  ] Small reporting company [    ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).             Yes[    ]   No[ X ]

As of August 6, 2013, there were approximately 115,300,000 shares of the registrant’s common stock outstanding.

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

                                                                                                                Berry Plastics Group, Inc.
Form 10-Q Index
For Quarterly Period Ended June 29, 2013

Berry Plastics Group, Inc.
Consolidated Balance Sheets
 (in millions of dollars, except per share data)
	June 29, 2013	September 29, 2012
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$25	$87
Accounts receivable (less allowance of $3 at June 29, 2013 and September 29, 2012)	468	455
Inventories:
Finished goods	338	306
Raw materials and supplies	239	229
	577	535
Deferred income taxes	117	114
Prepaid expenses and other current assets	32	42
Total current assets	1,219	1,233
Property, plant, and equipment, net	1,263	1,216
Goodwill, intangible assets and deferred costs	2,551	2,636
Other assets	12	21
Total assets....	$5,045	$5,106
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$315	$306
Accrued expenses and other current liabilities	298	300
Current portion of long-term debt	56	40
Total current liabilities	669	646
Long-term debt, less current portion	3,886	4,431
Deferred income taxes	347	315
Other long-term liabilities	394	166
Total liabilities	5,296	5,558
Commitments and contingencies
Redeemable shares	—	23
Stockholders’ equity (deficit):
Common stock; ($0.01 par value; 400,000,000 shares authorized; 115,149,691 shares issued and 115,079,207 shares outstanding as of June 29, 2013; 84,696,218 issued and 83,209,232 outstanding as of September 29, 2012)	1	1
Paid-in capital	319	131
Notes receivable—common stock	—	(2)
Non-controlling interest	3	3
Accumulated deficit	(530)	(561)
Accumulated other comprehensive loss	(44)	(47)
Total stockholders’ equity (deficit)	(251)	(475)
Total liabilities and stockholders’ equity (deficit)	$5,045	$5,106

See notes to consolidated financial statements.

Berry Plastics Group, Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)
(in millions of dollars, except per share data)

	Quarterly Period Ended		Three Quarterly Periods Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Net sales	$1,221	$1,242	$3,443	$3,562
Costs and expenses:
Cost of goods sold	998	1,035	2,829	2,999
Selling, general and administrative	78	78	230	234
Amortization of intangibles	27	27	81	81
Restructuring and impairment charges	1	4	7	30
Operating income	117	98	296	218
Debt extinguishment	—	—	64	—
Other expense (income), net	(2)	—	(6)	(1)
Interest expense, net	57	82	188	247
Income (loss) before income taxes	62	16	50	(28)
Income tax expense (benefit)	22	7	19	(8)
Net income (loss)	$40	$9	$31	$(20)
Net income (loss) per share:
Basic	$0.35	$0.11	$0.27	$(0.24)
Diluted	0.33	0.11	0.26	(0.24)
Weighted-average number of shares outstanding: (in thousands)
Basic	114,132	83,190	112,839	83,508
Diluted	120,551	85,471	118,708	83,508

Comprehensive income (loss)	$45	$4	$34	$(16)

See notes to consolidated financial statements.

Berry Plastics Group, Inc.
Consolidated Statement of Changes in Stockholders’ Equity (Deficit)
For the Three Quarterly Periods Ended June 29, 2013 and June 30, 2012
(Unaudited)
(in millions of dollars)

	Common Stock	Paid-in Capital	Notes Receivable-Common Stock	Non-controlling Interest	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at October 1, 2011	$1	$142	$(2)	$3	$(48)	$(563)	$(467)
Redeemable shares	—	(6)	—	—	—	—	(6)
Stock compensation expense	—	2	—	—	—	—	2
Derivative amortization	—	—	—	—	2	—	2
Currency translation	—	—	—	—	2	—	2
Net loss	—	—	—	—	—	(20)	(20)
Balance at June 30, 2012	1	138	(2)	3	(44)	(583)	(487)

Balance at September 29, 2012	$1	$131	$(2)	$3	$(47)	$(561)	$(475)
Proceeds from issuance of common stock	—	21	—	—	—	—	21
Stock compensation expense	—	6	—	—	—	—	6
Repayment of note receivable	—	—	2	—	—	—	2
Termination of redeemable shares redemption requirement	—	23	—	—	—	—	23
Proceeds from initial public offering	—	438	—	—	—	—	438
Initial obligation under tax receivable agreement	—	(300)	—	—	—	—	(300)
Derivative amortization	—	—	—	—	2	—	3
Interest rate hedge, net of tax	—	—	—	—	10	—	9
Net income	—	—	—	—	—	31	31
Currency translation	—	—	—	—	(9)	—	(9)
Balance at June 29, 2013	$1	$319	$—	$3	$(44)	$(530)	$(251)

See notes to consolidated financial statements.

Berry Plastics Group, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(in millions of dollars)

	Three Quarterly Periods Ended
	June 29, 2013	June 30, 2012
Cash Flows from Operating Activities:
Net income (loss) ...	$31	$(20)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	177	182
Amortization of intangibles	81	81
Non-cash interest expense	11	18
Deferred income tax expense (benefit)	18	(10)
Loss on disposal and impairment of assets	—	20
Debt extinguishment	64	—
Settlement of interest rate hedge	16	—
Other non-cash expense (income)	—	2
Changes in operating assets and liabilities:
Accounts receivable, net	(13)	37
Inventories	(41)	4
Prepaid expenses and other assets	13	(5)
Accounts payable and other liabilities	(60)	(31)
Net cash from operating activities	297	278
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(179)	(167)
Proceeds from sale of assets	5	9
Acquisition of businesses, net of cash acquired	(24)	(55)
Net cash from investing activities	(198)	(213)
Cash Flows from Financing Activities:
Proceeds from long-term borrowings	1,391	—
Repayments on long-term borrowings	(1,968)	(62)
Proceeds from issuance of common stock	21	—
Repayment of notes receivable	2	—
Purchases of common stock	—	(6)
Payment of tax receivable agreement	(5)	—
Debt financing costs	(39)	—
Proceeds from initial public offering	438	—
Net cash from financing activities	(160)	(68)
Effect of exchange rate changes on cash	(1)	(1)
Net change in cash	(62)	(4)
Cash and cash equivalents at beginning of period	87	42
Cash and cash equivalents at end of period	$25	$38

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

Reclassification Adjustments

Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.  The Company historically presented Other operating expenses in its Consolidated Statements of Operations, which consisted predominately of business optimization costs and management fees to affiliates of Apollo and Graham.  The Company has eliminated separate presentation of Other operating expenses from its Consolidated Statements of Operations to better align with the way the Company is reviewing its operating results.  For the quarterly periods and three quarterly periods ended June 29, 2013 and June 30, 2012 business optimization costs were $2 million and $7 million and $13 million and $27 million, respectively and are included in Cost of goods sold.  The Company recorded management fees of $2 million and $7 million for the quarterly period and three quarterly periods ended June 30, 2012, respectively and are included in Selling, general and administrative expense.  The Company’s management fee agreement with Apollo and other investors terminated upon completion of the initial public offering.

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

Secondary Public Offering

In April 2013, we completed a secondary public offering in which certain funds affiliated with Apollo and Graham sold 18,975,000 shares of common stock at $17.00 per share, which included 2,475,000 shares purchased by the underwriters upon the exercise in full of their option to purchase additional shares.  The selling stockholders received proceeds from the offering, which, net of underwriting fees, totaled $311 million.  The Company received no proceeds and incurred fees of $1 million related to this offering.

Tax Receivable Agreement

In connection with the initial public offering, the Company entered into an income tax receivable agreement ("TRA") that provides for the payment to pre-initial public offering stockholders, option holders and holders of our stock appreciation rights, 85% of the amount of cash savings, if any, in U.S. federal, foreign, state and local income tax that are actually realized (or are deemed to be realized in the case of a change of control) as a result of the utilization of our and our subsidiaries’ net operating losses attributable to periods prior to the initial public offering.  The Company expects to pay between $300 million and $350 million in cash related to this agreement.  This range is based on the Company's assumptions using various items, including valuation analysis and current tax law.  Upon the effective date of the TRA, the Company recorded an initial obligation of $300 million which is recognized as a reduction of Paid-in capital on the Consolidated Balance Sheet as of June 29, 2013.  Changes in the recorded net deferred income tax assets will result in changes in the TRA obligation, and such changes will be recorded as Other expense (income) in the Consolidated Statement of Operations.  Payments under the TRA are not conditioned upon the parties' continued ownership of the Company.

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

Other Related Party Transactions

The Company recorded management fees of $2 million and $7 million for the quarterly period and three quarterly periods ended June 30, 2012, respectively, charged by Apollo and other investors to the Company.  The Company’s management fee agreement with Apollo and other investors terminated upon completion of the initial public offering.

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

In connection with our April 2013 secondary public offering in which certain funds affiliated with Apollo and Graham sold 18,975,000 shares of common stock at $17.00 per share, which included 2,475,000 shares purchased by the underwriters upon the exercise in full of their option to purchase additional shares, the selling stockholders paid a $0.5 million underwriting fee to Apollo Global Securities, LLC, an affiliate of Apollo that served as a manager of the offering, reflecting its pro rata portion of the aggregate underwriting fee.

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

Prime Label

In October 2012, the Company acquired 100% of the shares of Prime Label and Screen Incorporated (“Prime Label”) for a purchase price of $20 million.  Prime Label is a leader in specialty re-sealable labels, including a patented rigid lens closure system. The newly added business is operated in the Company’s Flexible Packaging reporting segment.  To finance the purchase, the Company used cash on hand and existing credit facilities.  The Prime Label acquisition has been accounted for under the purchase method of accounting, and accordingly, the preliminary purchase price has been allocated to the identifiable assets and liabilities based on estimated fair values at the acquisition date.  The Company has not finalized the purchase price allocation.  The Company has recognized goodwill on this transaction as a result of expected synergies.  A portion of the goodwill will not be deductible for tax purposes.

4.  Restructuring and Impairment Charges

The Company incurred restructuring costs related to severance, asset impairment and facility exit costs of $1 million and $4 million for the quarterly period ended and $7 million and $30 million for the three quarterly periods ended June 29, 2013 and June 30, 2012, respectively.  The tables below set forth the significant components of the restructuring charges recognized, by segment:

	Quarterly Period Ended		Three Quarterly Periods Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Rigid Open Top
Severance and termination benefits	$—	$—	$1	$—
Total	$—	$—	$1	$—
Rigid Closed Top
Severance and termination benefits	$—	$1	$2	$3
Facility exit costs and other	—	1	1	2
Asset impairment	—	—	—	4
Total	$—	$2	$3	$9
Engineered Materials
Severance and termination benefits	$—	$1	$1	$3
Facility exit costs and other	1	1	1	2
Asset impairment	—	—	—	16
Total	$1	$2	$2	$21
Flexible Packaging
Facility exit costs and other	$—	$—	$1	$—
Total	$—	$—	$1	$—
Consolidated
Severance and termination benefits	$—	$2	$4	$6
Facility exit costs and other	1	2	3	4
Asset impairment	—	—	—	20
Total	$1	$4	$7	$30

The table below sets forth the activity with respect to the restructuring accrual at September 29, 2012 and June 29, 2013:

	Severance and termination benefits	Facilities exit costs and other	Non-cash	Total
Balance at October 1, 2011	$4	$3	$—	$7
Charges	7	4	20	31
Non-cash asset impairment	—	—	(20)	(20)
Cash payments	(7)	(4)	—	(11)
Balance at September 29, 2012	4	3	—	7
Charges	4	3	—	7
Cash payments	(5)	(4)	—	(9)
Balance at June 29, 2013	$3	$2	$—	$5

5.  Accrued Expenses, Other Current Liabilities and Other Long-Term Liabilities

The following table sets forth the totals included in Accrued expenses and other current liabilities on the Consolidated Balance Sheets.

	June 29, 2013	September 29, 2012
Employee compensation, payroll and other taxes	$75	$95
Interest	50	60
Rebates	61	68
TRA obligation	52	—
Other	60	77
	$298	$300

The following table sets forth the totals included in Other long-term liabilities on the Consolidated Balance Sheets.

	June 29, 2013	September 29, 2012
Lease retirement obligation	$22	$20
Sale-lease back deferred gain	32	34
Pension liability	80	84
TRA obligation	243	—
Other	17	28
	$394	$166

6.  Long-Term Debt

Long-term debt consists of the following:

	Maturity Date	June 29, 2013	September 29, 2012
Term loan	April 2015	$1,125	$1,134
Term loan	February 2020	1,397	—
Revolving line of credit	June 2016	—	73
9½% Second Priority Senior Secured Notes	May 2018	500	500
9¾% Second Priority Senior Secured Notes	January 2021	800	800
Senior Unsecured Term Loan	June 2014	18	39
Retired debt		—	1,845
Debt discount, net		(8)	(11)
Capital leases and other	Various	110	91
		3,942	4,471
Less current portion of long-term debt		(56)	(40)
		$3,886	$4,431

The Company’s senior secured credit facilities consist of $2.5 billion term loan and $650 million asset based revolving line of credit.  The availability under the revolving line of credit is the lesser of $650 million or based on a defined borrowing base which is calculated based on available accounts receivable and inventory.  The revolving line of credit allows up to $130 million of letters of credit to be issued instead of borrowings under the revolving line of credit.  At June 29, 2013, the Company had no outstanding balance on the revolving credit facility, $43 million outstanding letters of credit and a $68 million borrowing base reserve providing unused borrowing capacity of $539 million under the revolving line of credit.  The Company was in compliance with all covenants as of June 29, 2013.

In October 2012, the Company filed an initial public offering and sold 29,411,764 shares of common stock at $16.00 per share.  Proceeds, net of transaction fees, of $438 million and cash from operations were used to repurchase $455 million of 11% Senior Subordinated Notes.  The Company recognized a $16 million loss on extinguishment of debt related to this debt retirement.

In December 2012, BP Parallel LLC, invested $21 million to purchase assignments at then-prevailing market prices of $21 million of principal of the Senior Unsecured Term Loan.

In February 2013, the Company entered into an incremental assumption agreement to increase the commitments under Berry Plastics Corporation’s existing term loan credit agreement by $1.4 billion.  Berry Plastics Corporation borrowed loans in an aggregate principal amount equal to the full amount of the commitments on such date. The incremental term loans bear interest at LIBOR plus 2.50% per annum with a LIBOR floor of 1.00%, mature in February 2020 and are subject to customary amortization. The proceeds from the incremental term loan, in addition to borrowings under the revolving credit facility, were used to (a) satisfy and discharge all of Berry Plastics Corporation’s outstanding (i) Second Priority Senior Secured Floating Rate Notes due 2014, (ii) First Priority Senior Secured Floating Rate Notes due 2015, (iii) 101⁄4% Senior Subordinated Notes due 2016 and (iv) 81⁄4% First Priority Senior Secured Notes due 2015, which, in each case, were called for redemption in February 2013 and the related indentures and (b) pay related fees and expenses. The Company recognized a $48 million loss on extinguishment of debt related to this debt restructuring.

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

In February 2013, the Company entered into an interest rate swap transaction to manage cash flow variability associated with $1 billion of outstanding variable rate term loan debt (the "2013 Swaps"). The agreement swaps the greater of a three-month variable LIBOR contract or 1.00% for a fixed three-year rate of 2.355%, with an effective date in May 2016 and expiration in May 2019.  In June 2013, the Company elected to settle this derivative instrument and received $16 million as a result of this settlement.  The offset is included in Accumulated other comprehensive loss and will be amortized to Interest expense from May 2016 through May 2019, the original term of the swap agreement.

	Liability Derivatives
Derivatives instruments	Balance Sheet Location	June 29, 2013	September 29, 2012
Interest rate swaps — 2010 Swaps	Other long-term liabilities	$3	$7

The effect of the derivative instruments on the Consolidated Statement of Operations is as follows:

		Quarterly Period Ended		Three Quarterly Period Ended
Derivatives not designated as hedging instruments under FASB guidance	Statement of Operations Location	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Interest rate swaps — 2010 Swaps	Other expense (income)	$(1)	$—	$(4)	$—
	Interest expense	$1	$1	$3	$2

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

	June 29, 2013	September 29, 2012
Second Priority Senior Secured Floating Rate Notes	$—	$1
Senior Unsecured Term Loan	—	6

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

Included in the following table are the major categories of assets measured at fair value on a non-recurring basis as of June 29, 2013 and June 30, 2012, along with the impairment loss recognized on the fair value measurement during the period:

	As of June 29, 2013
	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs	Total	Quarterly Period Ended June 29, 2013 Impairment Loss	Three Quarterly Periods Ended June 29, 2013 Impairment Loss
Indefinite-lived trademarks	$—	$—	$207	$207	$—	$—
Goodwill	—	—	1,633	1,633	—	—
Definite lived intangible assets	—	—	680	680	—	—
Property, plant, and equipment	—	—	1,263	1,263	—	—
Total	$—	$—	$3,783	$3,783	$—	$—

	As of June 30, 2012
	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs	Total	Quarterly Period Ended June 30, 2012 Impairment Loss	Three Quarterly Periods Ended June 30, 2012 Impairment Loss
Indefinite-lived trademarks	$—	$—	$220	$220	$—	$—
Goodwill	—	—	1,635	1,635	—	—
Definite lived intangible assets	—	—	729	729	—	17
Property, plant, and equipment	—	—	1,235	1,235	—	3
Total	$—	$—	$3,819	$3,819	$—	$20

Valuation of Property, Plant and Equipment and Definite Lived Intangible Assets

The Company periodically realigns their manufacturing operations which results in facilities being closed and shut down and equipment transferred to other facilities or equipment being scrapped.  The Company utilizes appraised values to corroborate the fair value of the facilities and has utilized a scrap value based on prior facility shut downs to estimate the fair value of the equipment, which has approximated the actual value that was received.  When impairment indicators exist, the Company will also perform an undiscounted cash flow analysis to determine the recoverability of the Company’s property, plant and equipment and definite lived intangibles.

8.  Income Taxes

The effective tax rate was 38% and 26% for the three quarterly periods ended June 29, 2013 and June 30, 2012, respectively.  A reconciliation of income tax benefit, computed at the federal statutory rate, to income tax benefit, as provided for in the financial statements, is as follows:

	Quarterly Period Ended		Three Quarterly Periods Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Income tax benefit computed at statutory rate	$22	$5	$18	$(10)
State income tax benefit, net of federal taxes	1	—	1	—
Change in valuation allowance	—	—	1	1
Other	(1)	2	(1)	1
Income tax expense (benefit)	$22	$7	$19	$(8)

9.  Operating Segments

Berry’s operations are organized into four reportable segments: Rigid Open Top, Rigid Closed Top, Engineered Materials, and Flexible Packaging.  The Company has manufacturing and distribution centers in the United States, Canada, Mexico, Belgium, Australia, Germany, Brazil, Malaysia, and India.  The North American operation represents 96% of the Company’s net sales, 98% of total long-lived assets, and 97% of the total assets.  Selected information by reportable segment is presented in the following table:

	Quarterly Period Ended		Three Quarterly Periods Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Net sales:
Rigid Open Top	$312	$329	$828	$912
Rigid Closed Top	370	374	1,036	1,085
Rigid Packaging	$682	$703	$1,864	$1,997
Engineered Materials	351	345	1,030	1,010
Flexible Packaging	188	194	549	555
Total net sales	$1,221	$1,242	$3,443	$3,562
Operating income (loss):
Rigid Open Top	$35	$42	$95	$114
Rigid Closed Top	43	28	97	57
Rigid Packaging	$78	$70	$192	$171
Engineered Materials	31	25	88	48
Flexible Packaging	8	3	16	(1)
Total operating income	$117	$98	$296	$218
Depreciation and amortization:
Rigid Open Top	$23	$22	$68	$67
Rigid Closed Top	33	34	98	102
Rigid Packaging	$56	$56	$166	$169
Engineered Materials	18	17	53	51
Flexible Packaging	12	14	39	43
Total depreciation and amortization	$86	$87	$258	$263

	June 29, 2013	September 29, 2012
Total assets:
Rigid Open Top	$1,805	$1,773
Rigid Closed Top	1,927	1,959
Rigid Packaging	$3,732	$3,732
Engineered Materials	787	873
Flexible Packaging	526	501
Total assets	$5,045	$5,106
Goodwill:
Rigid Open Top	$681	$681
Rigid Closed Top	830	832
Rigid Packaging	$1,511	$1,513
Engineered Materials	73	73
Flexible Packaging	49	40
Total goodwill	$1,633	$1,626

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

Condensed Supplemental Consolidated Balance Sheet

	June 29, 2013
	Parent	Issuer	Guarantor Subsidiaries	Non— Guarantor Subsidiaries	Eliminations	Total
Current assets	117	89	883	140	(10)	1,219
Intercompany receivable	283	3,596	—	—	(3,879)	—
Property, plant and equipment, net	—	111	1,080	72	—	1,263
Other noncurrent assets	735	1,017	2,294	711	(2,194)	2,563
Total assets	$1,135	$4,813	$4,257	$923	$(6,083)	$5,045

Current liabilities	63	186	362	69	(11)	669
Intercompany payable	—	—	3,916	(37)	(3,879)	—
Noncurrent liabilities	1,323	3,964	57	6	(723)	4,627
Equity (deficit)	(251)	663	(78)	885	(1,470)	(251)
Total liabilities and equity (deficit)	$1,135	$4,813	$4,257	$923	$(6,083)	$5,045

	September 29, 2012
	Parent	Issuer	Guarantor Subsidiaries	Non— Guarantor Subsidiaries	Eliminations	Total
Current assets	120	226	759	139	(11)	1,233
Intercompany receivable	243	3,800	74	—	(4,117)	—
Property, plant and equipment, net	—	113	1,023	80	—	1,216
Other noncurrent assets	262	809	2,353	749	(1,516)	2,657
Total assets	$625	$4,948	$4,209	$968	$(5,644)	$5,106

Current liabilities	18	278	315	48	(13)	646
Intercompany payable	—	—	3,966	151	(4,117)	—
Noncurrent liabilities	1,059	4,579	119	8	(853)	4,912
Equity (deficit)	(452)	91	(191)	761	(661)	(452)
Total liabilities and equity (deficit)	$625	$4,948	$4,209	$968	$(5,644)	$5,106

Condensed Supplemental Consolidated Statements of Operations

	Quarterly Period Ended June 29, 2013
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$146	$978	$97	$—	$1,221
Cost of sales	—	118	793	87	—	998
Selling, general and administrative expenses	—	12	58	8	—	78
Amortization of intangibles	—	3	22	2	—	27
Restructuring and impairment charges, net	—	1	—	—	—	1
Operating income (loss)	—	12	105	—	—	117
Other income	—	(4)	2	—	—	(2)
Interest expense, net	12	1	49	(29)	24	57
Equity in net income of subsidiaries	(74)	(82)	—	—	156	—
Net income (loss) before income taxes	62	97	54	29	(180)	62
Income tax expense (benefit)	22	32	—	1	(33)	22
Net income (loss)	$40	$65	$54	$28	$(147)	$40
Comprehensive income (loss)	$40	$77	$54	$21	$(147)	$45

	Quarterly Period Ended June 30, 2012
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$145	$1,004	$93	$—	$1,242
Cost of sales	—	124	823	88	—	1,035
Selling, general and administrative expenses	—	11	59	8	—	78
Amortization of intangibles	—	3	24	—	—	27
Restructuring and impairment charges, net	—	1	3	—	—	4
Operating income (loss)	—	6	95	(3)	—	98
Interest expense, net	14	9	66	(28)	21	82
Equity in net income of subsidiaries	(30)	(54)	—	—	84	—
Net income (loss) before income taxes	16	51	29	25	(105)	16
Income tax expense (benefit)	7	20	(1)	1	(20)	7
Net income (loss)	$9	$31	$30	$24	$(85)	$9
Comprehensive income (loss)	$9	$32	$30	$18	$(85)	$4

	Three Quarterly Periods Ended June 29, 2013
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$416	$2,746	$281	$—	$3,443
Cost of sales	—	373	2,230	226	—	2,829
Selling, general and administrative expenses	—	29	176	25	—	230
Amortization of intangibles	—	9	67	5	—	81
Restructuring and impairment charges, net	—	1	6	—	—	7
Operating income (loss)	—	4	267	25	—	296
Debt extinguishment	—	64	—	—	—	64
Other income	—	(8)	2	—	—	(6)
Interest expense, net	34	18	153	(89)	72	188
Equity in net income of subsidiaries	(84)	(225)	—	—	309	—
Net income (loss) before income taxes	50	155	112	114	(381)	50
Income tax expense (benefit)	19	56	(1)	2	(57)	19
Net income (loss)	$31	$99	$113	$112	$(324)	$31
Comprehensive income (loss)	$31	$111	$113	$103	$(324)	$34

Consolidating Statement of Cash Flows
Cash Flow from Operating Activities	$—	$15	$276	$6	$—	$297
Cash Flow from Investing Activities
Additions to property, plant, and equipment	—	(12)	(154)	(13)	—	(179)
Proceeds from disposal of assets	—	—	5	—	—	5
Investment in Parent	—	—	—	(21)	21	—
(Contributions) distributions to/from subsidiaries	(456)	435	—	—	21	—
Intercompany advances (repayments)	—	101	—	—	(101)	—
Investment in Issuer debt securities	—	—	—	—	—	—
Acquisition of business net of cash acquired	—	—	(24)	—	—	(24)
Net cash used in investing activities	(456)	524	(173)	(34)	(59)	(198)

Cash Flow from Financing Activities
Proceeds from long-term debt	—	1,391	—	—	—	1,391
Proceeds from issuance of common stock	21	—	—	—	—	21
Proceeds from initial public stock offering	438	—	—	—	—	438
Repayment of notes receivable	2	2	—	—	(2)	2
Payment of tax receivable agreement	(5)	(5)	—	—	5	(5)
Debt financing costs	—	(39)	—	—	—	(39)
Repayment of long-term debt	—	(1,947)	—	—	(21)	(1,968)
Changes in intercompany balances	—	—	(103)	5	98	—
Contribution from Issuer	—	—	—	21	(21)	—
Net cash provided by (used in) financing activities	456	(598)	(103)	26	59	(160)
Effect of exchange rate on cash	—	—	—	(1)	—	(1)
Net increase in cash and cash equivalents	—	(59)	—	(3)	—	(62)
Cash and cash equivalents at beginning of period	—	66	—	21	—	87
Cash and cash equivalents at end of period	$—	$7	$—	$18	$—	$25

	Three Quarterly Periods Ended June 30, 2012
	Parent	Issuer	Guarantor Subsidiaries	Non— Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$430	$2,867	$265	$—	$3,562
Cost of sales	—	399	2,378	222	—	2,999
Selling, general and administrative expenses	—	36	174	24	—	234
Amortization of intangibles	—	8	72	1	—	81
Restructuring and impairment charges, net	—	1	28	1	—	30
Operating income (loss)	—	(14)	215	17	—	218
Other income	—	(1)	—	—	—	(1)
Interest expense, net	40	29	197	(80)	61	247
Equity in net income of subsidiaries	(12)	(112)	—	—	124	—
Net income (loss) before income taxes	(28)	70	18	97	(185)	(28)
Income tax expense (benefit)	(8)	26	—	3	(29)	(8)
Net income (loss)	$(20)	$44	$18	$94	$(156)	$(20)
Comprehensive income (loss)	$(20)	$46	$18	$96	$(156)	$(16)

Consolidating Statement of Cash Flows
Cash Flow from Operating Activities	$—	$(22)	$292	$8	$—	$278
Cash Flow from Investing Activities
Additions to property, plant, and equipment	—	(18)	(143)	(6)	—	(167)
Proceeds from disposal of assets	—	—	9	—	—	9
Investment in Parent	—	—	—	(4)	4	—
(Contributions) distributions to/from subsidiaries	6	(10)	—	—	4	—
Intercompany advances (repayments)	—	104	—	—	(104)	—
Investment in Issuer debt securities	—	—	—	—	—	—
Acquisition of business net of cash acquired	—	—	7	(62)	—	(55)
Net cash used in investing activities	6	76	(127)	(72)	(96)	(213)

Cash Flow from Financing Activities
Proceeds from long-term debt	—	—	—	—	—	—
Repayment of long-term debt	—	(57)	—	(1)	(4)	(62)
Changes in intercompany balances	—	—	(170)	66	104	—
Contribution from Issuer	—	—	—	4	(4)	—
Purchases of common stock	(6)	—	—	—	—	(6)
Net cash provided by (used in) financing activities	(6)	(57)	(170)	69	96	(68)
Effect of exchange rate on cash	—	—	—	(1)	—	(1)
Net increase in cash and cash equivalents	—	(3)	(5)	4	—	(4)
Cash and cash equivalents at beginning of period	—	20	5	17	—	42
Cash and cash equivalents at end of period	$—	$17	$—	$21	$—	$38

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

The following tables and discussion provide a reconciliation of the numerator and denominator of the basic and diluted net loss per share computations.  The calculation below provides net income or loss on both basic and diluted basis for the quarterly period ended June 29, 2013 and June 30, 2012.

	Quarterly Period Ended		Three Quarterly Periods Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012

Net income (loss)	$40	$9	$31	$(20)
Weighted average shares of common stock outstanding--basic (in thousands)	114,132	83,190	112,839	83,508
Weighted average shares of common stock outstanding	114,132	83,190	112,839	83,508
Other common stock equivalents (in thousands)	6,419	2,281	5,869	—
Weighted average shares of common stock outstanding--diluted (in thousands)	120,551	85,471	118,708	83,508

Basic net income (loss) per share	$0.35	$0.11	$0.27	$(0.24)
Diluted net income (loss) per share	$0.33	$0.11	$0.26	$(0.24)

The conversion of stock options is not included in the calculation of diluted net loss per common share for the three quarterly periods ended June 30, 2012 as the effect of these conversions would be antidilutive to the net loss available to common shareholders.  Thus, the weighted average common equivalent shares used for purposes of computing diluted EPS are the same as those used to compute basic EPS for these periods.  Shares excluded from the calculation as the effect of their conversion into shares of our common stock would be antidilutive were 10,684,156 as of June 30, 2012.

13.   Subsequent Event

In August 2013, the Company made certain modifications to the Berry Plastics Group Inc. 2006 Equity Incentive Plan and the Berry Plastics Group, Inc. 2012 Long-Term Incentive Plan (collectively, the "Plans"), and amended outstanding non-qualified stock option agreements to reflect such modifications.  The modifications, which were in-line with market practices of similar sized public companies, include (i) accelerated vesting of all unvested options upon an employee's death or permanent disability (ii) in the event of an employee's qualified retirement, continuation of the normal vesting period applicable to the retiree's unvested options, as well as an extension of the exercise period to the end of the original ten-year term of the retiree's vested options and (iii) all unvested options and stock appreciation rights that were subject to performance-based vesting criteria as of January 1, 2013 (excluding certain IRR performance based options) were modified to time-based vesting.

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

Prime Label

In October 2012, the Company acquired 100% of the shares of Prime Label and Screen Incorporated (“Prime Label”) for a purchase price of $20 million.  Prime Label is a leader in specialty re-sealable labels, including a patented rigid lens closure system. The newly added business is operated in the Company’s Flexible Packaging reporting segment.  To finance the purchase, the Company used cash on hand and existing credit facilities.  The Prime Label acquisition has been accounted for under the purchase method of accounting, and accordingly, the preliminary purchase price has been allocated to the identifiable assets and liabilities based on estimated fair values at the acquisition date.  The Company has not finalized the purchase price allocation.  The Company has recognized goodwill on this transaction as a result of expected synergies.  A portion of the goodwill will not be deductible for tax purposes.

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

Tax Receivable Agreement

In connection with the initial public offering, the Company entered into an income tax receivable agreement ("TRA") that provides for the payment to pre-initial public offering stockholders, option holders and holders of our stock appreciation rights, 85% of the amount of cash savings, if any, in U.S. federal, foreign, state and local income tax that are actually realized (or are deemed to be realized in the case of a change of control) as a result of the utilization of our and our subsidiaries’ net operating losses attributable to periods prior to the initial public offering.  The Company expects to pay between $300 million and $350 million in cash related to this agreement.  This range is based on the Company's assumptions using various items, including valuation analysis and current tax law.  Upon the effective date of the TRA, the Company recorded an initial obligation of $300 million which is recognized as a reduction of Paid-in capital on the Consolidated Balance Sheet as of June 29, 2013.  Changes in the recorded net deferred income tax assets will result in changes in the TRA obligation, and such changes will be recorded as Other expense (income) in the Consolidated Statement of Operations.  Payments under the TRA are not conditioned upon the parties' continued ownership of the Company.

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

Interest Rate Swap

In February 2013, the company entered into an interest rate swap transaction to protect $1 billion of outstanding variable rate term loan debt from future interest rate volatility. The agreement swaps the greater of a three-month variable

LIBOR contract or 1.00% for a fixed three-year rate of 2.355%, with an effective date in May 2016 and expiration in May 2019. In June 2013, the company elected to settle this derivative instrument and received $16 million as a result of this settlement.  The offset is included in Accumulated Other Comprehensive Loss and will be amortized to Interest expense from May 2016 through May 2019, the original term of the swap agreement.

Secondary Public Offerings

In April 2013, we completed a secondary public offering in which certain funds affiliated with Apollo and Graham sold 18,975,000 shares of common stock at $17.00 per share, which included 2,475,000 shares purchased by the underwriters upon the exercise in full of their option to purchase additional shares.  The selling stockholders received proceeds from the offering, which, net of underwriting fees, totaled $311 million.  The Company received no proceeds and incurred fees of $1 million related to this offering.

In July 2013, we completed a secondary public offering in which certain funds affiliated with Apollo and Graham sold 17,250,000 shares of common stock at $21.63 per share, which included 2,250,000 shares purchased by the underwriters upon the exercise in full of their option to purchase additional shares.  The selling stockholders received proceeds from the offering, which, net of underwriting fees, totaled $360 million.  The Company received no proceeds and incurred fees of $1 million related to this offering.

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

	Polyethylene Butene Film			Polypropylene
	2013	2012	2011	2013	2012	2011
1st quarter	$.69	$.70	$.68	$.76	$.79	$.78
2nd quarter	$.74	.76	.72	$.96	.88	.95
3rd quarter	$.77	.72	.79	$.84	.85	1.08
4th quarter	—	.68	.73	—	.71	.98

Due to differences in the timing of passing through resin cost changes to our customers on escalator/de-escalator programs, segments are negatively impacted in the short term when plastic resin costs increase and are positively impacted when plastic resin costs decrease.  This timing lag in passing through raw material cost changes could affect our results as plastic resin costs fluctuate.

Outlook.  The Company is impacted by general economic and industrial growth, plastic resin availability and affordability, and general industrial production.  Our business has both geographic and end market diversity, which reduces the effect of any one of these factors on our overall performance.  Our results are affected by our ability to pass through raw material cost changes to our customers, improve manufacturing productivity and adapt to volume changes of our customers.  We seek to improve our overall profitability by implementing cost reduction programs for our manufacturing, selling and general and administrative expenses.  Looking forward to the fourth fiscal quarter of 2013, we believe the demand driven by economic activity will remain similar to the environment we have experienced in the past four quarters.  Taking this into account for our September 2013 quarter, and assuming that volumes improve as we are beginning to see warmer weather, we anticipate an improvement in profitability, as defined as adjusted EBITDA less pro forma adjustments, versus the prior year.

Results of Operations

Comparison of the Quarterly Period Ended June 29, 2013 (the “Quarter”) and the Quarterly Period Ended June 30, 2012 (the “Prior Quarter”)

Net Sales.  Net sales decreased from $1,242 million in the Prior Quarter to $1,221 million in the Quarter.  This decrease is primarily attributed to a volume decline of 2% related to soft customer demand, year-over-year adverse change in weather and reduction in raw material content partially offset by volume gains in certain of our product lines.  The following discussion in this section provides a comparison of net sales by business segment.

	Quarterly Period Ended
	June 29, 2013	June 30, 2012	$ Change	% Change
Net sales:
Rigid Open Top	$312	$329	$(17)	(5%)
Rigid Closed Top	370	374	(4)	(1%)
Rigid Packaging	$682	$703	$(21)	(3%)
Engineered Materials	351	345	6	2%
Flexible Packaging	188	194	(6)	(3%)
Total net sales	$1,221	$1,242	$(21)	(2%)

Net sales in the Rigid Open Top business decreased from $329 million in the Prior Quarter to $312 million in the Quarter as a result of a volume decline of 2% and product realignment of 4% partially offset by net selling price increases of 1%.  The volume decline is primarily attributed to the year-over-year adverse change in weather discussed above.  Net sales in the Rigid Closed Top business decreased from $374 million in the Prior Quarter to $370 million in the Quarter as a result of net selling price decreases of 2% partially offset by volume improvement of 1%.  The Engineered Materials business net sales increased from $345 million in the Prior Quarter to $351 million in the Quarter as a result of net selling price increases of 1%, product realignment of 4% and acquisition volume related to Stopaq partially offset by a volume decline of 5%.  The Engineered Material volume decline was primarily attributed to soft customer demand discussed above partially offset by volume gains in our stretch and custom films products.  The Flexible Packaging business net sales decreased from $194 million in the Prior Quarter to $188 million in the Quarter as a result of a volume decline of 4% and net selling price decreases of 1% partially offset by acquisition volume attributed to Prime Label.  The Flexible Packaging volume decline was primarily attributed to the soft customer demand discussed above partially offset by volume gains in our personal care products.

Operating Income.  Operating income increased from $98 million (8% of net sales) in the Prior Quarter to $117 million (10% of net sales) in the Quarter.  This increase is primarily attributed to $13 million from the relationship of net selling price to raw material costs, $1 million decrease in depreciation expense, $2 million decrease in amortization expense, $8 million decrease in business integration, $2 million gain from acquisitions and $1 million of decreased selling, general and administrative expenses partially offset by $4 million decline in manufacturing efficiencies and $4 million from volume declines described above.  The following discussion in this section provides a comparison of operating income by business segment

	Quarterly Period Ended
	June 29, 2013	June 30, 2012	$ Change	% Change
Operating income:
Rigid Open Top	$35	$42	$(7)	(17%)
Rigid Closed Top	43	28	15	54%
Rigid Packaging	$78	$70	$8	11%
Engineered Materials	31	25	6	24%
Flexible Packaging	8	3	5	167%
Total operating income	$117	$98	$19	19%

Operating income for the Rigid Open Top business decreased from $42 million (13% of net sales) in the Prior Quarter to $35 million (11% of net sales) in the Quarter.  This decrease is primarily attributed to $2 million from volume declines described above, $4 million decline in operating performance in manufacturing, $2 million increase of selling, general and administrative expenses, $2 million increase in business integration expense and $1 million increase in depreciation and amortization expense partially offset by $4 million improvement in the relationship of net selling price to raw material costs.  Operating income for the Rigid Closed Top business increased from $28 million (8% of net sales) in the Prior Quarter to $43 million (12% of net sales) in the Quarter.  This increase is primarily attributed to an $8 million decline in business integration expenses, $3 million improvement in the relationship of net selling price to raw material costs, $1 million from improved volumes described above, $2 million decline in selling, general and administrative expenses and $1 decline in depreciation and amortization expense.  Operating income for the Engineered Materials business improved from $25 million (7% of net sales) in the Prior Quarter to $31 million (9% of net sales) in the Quarter.  This increase is primarily attributed to $4 million improvement in the relationship of net selling price to raw material costs, $1 million decline in selling, general and administrative expenses, $2 million gain from acquisitions and $1 million decline in business integration costs partially offset by $2 million from volume declines described above.  Operating income for the Flexible Packaging business improved from $3 million (2% of net sales) in the Prior Quarter to $8 million (4% of net sales) in the Quarter.  This improvement is primarily attributed to a $1 million reduction of business integration expense, $3 million reduction of depreciation and amortization expense and $2 million improvement in the relationship of net selling price to raw material costs partially offset by $1 million from volume declines described above.

Other Expense (Income). Other expense (income) improved by $2 million of income in the Quarter primarily due to the change in the fair value of derivative instruments.

 Interest Expense.  Interest expense decreased from $82 million in the Prior Quarter to $57  million in the Quarter primarily as the result of the various debt extinguishments that resulted from our incremental term loan capital restructuring and the use of proceeds from our initial public offering.

Income Tax Expense.  For the Quarter, we recorded an income tax expense of $22 million compared to $7 million in the Prior Quarter.  The effective tax rate for the Quarter is impacted by the relative impact of discrete items and certain international entities for which a full valuation allowance is recognized.

Comparison of the Three Quarterly Periods Ended June 29, 2013 (the “YTD”) and the Three Quarterly Periods Ended June 30, 2012 (the “Prior YTD”)

Net Sales.  Net sales decreased from $3,562 million in the Prior YTD to $3,443 million in the YTD.  This decrease is primarily attributed to lower selling prices of 2% and a volume decline of 2% related to soft customer demand, year-over-year adverse change in weather and reductions in raw material content partially offset by acquisition volume related to Stopaq and Prime Label and volume gains in certain of our product lines.  The following discussion in this section provides a comparison of net sales by business segment.

	Three Quarterly Periods Ended
	June 29, 2013	June 30, 2012	$ Change	% Change
Net sales:
Rigid Open Top	$828	$912	$(84)	(9%)
Rigid Closed Top	1,036	1,085	(49)	(5%)
Rigid Packaging	$1,864	$1,997	$(133)	(7%)
Engineered Materials	1,030	1,010	20	2%
Flexible Packaging	549	555	(6)	(1%)
Total net sales	$3,443	$3,562	$(119)	(3%)

Net sales in the Rigid Open Top business decreased from $912 million in the Prior YTD to $828 million in the YTD as a result of net selling price decreases of 4%, a volume decline of 2% and product realignment of 3%.  The volume decline is primarily attributed to the year-over-year adverse change in weather discussed above.  Net sales in the Rigid Closed Top business decreased from $1,085 million in the Prior YTD to $1,036 million in the YTD as a result of net selling price decreases of 3% and a volume decline of 2%.  The volume decline is primarily attributed to general market softness and a reduction in raw material content discussed above.  The Engineered Materials business net sales increased from $1,010 million in the Prior YTD to $1,030 million in the YTD.  The Engineered Material product realignment of 3% and acquisition volume related to Stopaq were partially offset by 2% volume declines attributed to factors discussed above.  Net sales in the Flexible Packaging business decreased from $555 million in the Prior YTD to $549 million in the YTD as a result of a 2% volume decline attributed to factors discussed above partially offset by acquisition volume related to our Prime Label acquisition.

Operating Income.  Operating income increased from $218 million (6% of net sales) in the Prior YTD to $296 million (9% of net sales) in the YTD.  This increase is primarily attributed to $23 million from the relationship of net selling price to raw material costs, $6 million decrease in depreciation expense, $5 million decrease in amortization expense, $30 million decrease in business integration, $3 million of improved manufacturing efficiencies, $3 million from acquisitions and a non-cash impairment charge of $17 million in the Prior YTD partially offset by $9 million from volume declines described above.  The following discussion in this section provides a comparison of operating income by business segment.

	Three Quarterly Periods Ended
	June 29, 2013	June 30, 2012	$ Change	% Change
Operating income (loss):
Rigid Open Top	$95	$114	$(19)	(17%)
Rigid Closed Top	97	57	40	70%
Rigid Packaging	$192	$171	$21	12%
Engineered Materials	88	48	40	83%
Flexible Packaging	16	(1)	17	1700%
Total operating income	$296	$218	$78	36%

Operating income for the Rigid Open Top business decreased from $114 million (13% of net sales) in the Prior YTD to $95 million (11% of net sales) in the YTD.  This decrease is primarily attributed to a $1 million decline in the relationship of net selling price to raw material costs, $4 million from volume declines described above, $5 million decline in operating performance in manufacturing, $5 million increase of selling, general and administrative expenses primarily attributed to costs associated with new product innovation, $2 million increase in business integration expenses and $2 million increase in depreciation and amortization expense.  Operating income for the Rigid Closed Top business increased from $57 million (5% of net sales) in the Prior YTD to $97 million (9% of net sales) in the YTD.  This increase is primarily attributed to a $26 million decline in business integration expenses, $7 million improvement in the relationship of net selling price to raw material costs, $3 million reduction of depreciation and amortization expense, $2 million of improved operating performance in manufacturing and by $3 million decrease in selling, general and administrative expenses partially offset $2 million from volume declines described above.  Operating income for the Engineered Materials business improved from $48 million (5% of net sales) in the Prior YTD to $88 million (9% of net sales) in the YTD.  This increase is primarily attributed to a $17 million non-cash impairment in the Prior YTD, $2 million from acquisitions, $13 million improvement in the relationship of net selling price to raw material costs, $6 million of improved operating performance in manufacturing, $4 million decrease in selling, general and administrative expenses and $3 million decrease in depreciation and amortization expense partially offset by $3 million increase in business integration and $2 million from volume declines described above.  Operating loss for the Flexible Packaging business improved from $1 million loss (0% of net sales) in the Prior YTD to operating income of $16 million (3% of net sales) in the YTD.  This improvement is primarily attributed to a $9 million reduction of business integration expense, $6 million reduction of depreciation and amortization expense, $1 million from acquisitions and a $4 million improvement in the relationship of net selling price to raw material costs partially offset by $2 million increase of selling, general and administrative expenses and $1 million from volume declines described above.

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

Other Income. Other income increased from $1 million in the Prior YTD to $6 million in the YTD.  The change is primarily related to the change in the fair value of derivative instruments.

 Interest Expense.  Interest expense decreased from $247 million in the Prior YTD to $188 million in the YTD primarily as the result of the interest savings that resulted from our incremental term loan capital restructure and initial public offering.

Income Tax Expense.  For the YTD, we recorded an income tax expense of $19 million or an effective tax rate of 38% compared to an income tax benefit of $8 million or an effective tax rate of 26% in the Prior YTD.  The effective tax rate for the YTD is impacted by the relative impact of discrete items and certain international entities for which a full valuation allowance is recognized.

Liquidity and Capital Resources

Senior Secured Credit Facility

The Company’s senior secured credit facilities consist of $2.5 billion term loan and $650 million asset based revolving line of credit (“Credit Facility”).  $1.1 billion of the term loan matures in April 2015, $1.4 billion of the term loan matures in February 2020 and the revolving line of credit matures in June 2016, subject to certain conditions.  The availability under the revolving line of credit is the lesser of $650 million or based on a defined borrowing base which is calculated based on available accounts receivable and inventory.  The revolving line of credit allows up to $130 million of letters of credit to be issued instead of borrowings under the revolving line of credit.  At June 29, 2013, the Company had no outstanding balance on the revolving credit facility, $43 million outstanding letters of credit and a $68 million borrowing base reserve providing unused borrowing capacity of $539 million under the revolving line of credit.  The Company was in compliance with all covenants as of June 29, 2013.

Our fixed charge coverage ratio, as defined in the revolving credit facility, is calculated based on a numerator consisting of adjusted EBITDA less pro forma adjustments, income taxes paid in cash and capital expenditures, and a denominator consisting of scheduled principal payments in respect of indebtedness for borrowed money, interest expense and certain distributions.  We are obligated to sustain a minimum fixed charge coverage ratio of 1.0 to 1.0 under the revolving credit facility at any time when the aggregate unused capacity under the revolving credit facility is less than 10% of the lesser of the revolving credit facility commitments and the borrowing base (and for 10 business days following the date upon which availability exceeds such threshold) or during the continuation of an event of default.  At June 29, 2013, the Company had unused borrowing capacity of $539 million under the revolving credit facility and thus was not subject to the minimum fixed charge coverage ratio covenant.  Our fixed charge ratio was 1.9 to 1.0 at June 29, 2013.

Despite not having financial maintenance covenants, our debt agreements contain certain negative covenants.  The failure to comply with these negative covenants could restrict our ability to incur additional indebtedness, effect acquisitions, enter into certain significant business combinations, make distributions or redeem indebtedness.  The term loan facility contains a negative covenant first lien secured leverage ratio covenant of 4.0 to 1.0 on a pro forma basis for a proposed transaction, such as an acquisition or incurrence of additional first lien debt.  Our first lien secured leverage ratio was 3.2 to 1.0 at June 29, 2013.

A key financial metric utilized in the calculation of the first lien leverage ratio is Adjusted EBITDA as defined in the Company’s senior secured credit facilities.  The following table reconciles our Adjusted EBITDA for the four quarters and quarterly period ended June 29, 2013 to net income:

	June 29, 2013
	Four Quarters Ended	Quarterly Period Ended
Adjusted EBITDA	$811	$209
Net interest expense	(269)	(57)
Depreciation and amortization	(351)	(86)
Income tax expense	(28)	(22)
Business optimization and other expense	(19)	(2)
Restructuring and impairment	(8)	(1)
Extinguishment of debt	(64)	-
Pro forma acquisitions	(4)	-
Unrealized cost savings	(14)	(1)
Net income	$54	$40

Cash flow from operating activities	$498	$132
Net additions to property, plant, and equipment	(216)	(69)
Adjusted free cash flow	$282	$63
Cash flow from investing activities	(240)	(73)
Cash flow from financing activities	(271)	(49)

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

Tax Receivable Agreement

The Company expects to pay between $300 million and $350 million in related to the TRA over the next five years with $52 million projected to be paid during the next twelve months.  The payment range is based on the Company's assumptions using various items, including valuation analysis and current tax law.  Payments under the TRA are not conditioned upon the parties' continued ownership of the Company.  The Company had made $5 million of payments related to the TRA as of June 29, 2013.

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

Cash Flows

Net cash provided by operating activities increased from $278 million in the Prior YTD to $297 million in the YTD.  The change is primarily attributed to improved operating performance and the sale of an interest rate hedge partially offset by additional working capital due to higher raw material costs.

Net cash used in investing activities decreased from $213 million in the Prior YTD to $198 million in the YTD primarily as a result of a decline in acquisition activity partially offset by increased capital expenditures.  Our capital expenditures are forecasted at $230 million for fiscal 2013 and will be funded from cash flows from operating activities and existing liquidity.

Net cash used in financing activities was $68 million in the Prior YTD compared to $160 million in the YTD.  The YTD change is primarily attributed to proceeds we raised in our initial public offering and incremental term loan capital restructure, which we utilized to repurchase the 11% Senior Subordinated Notes, Second Priority Senior Secured Floating Rate Notes, First Priority Senior Secured Floating Rate Notes, 101⁄4% Senior Subordinated and  81⁄4% First Priority Senior Secured Notes.

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

Item 3.              Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

We are exposed to market risk from changes in interest rates primarily through our senior secured credit facilities, senior secured first priority notes and second priority senior secured notes.  Our senior secured credit facilities are comprised of (i) a $2.6 billion term loan and (ii) a $650 million revolving credit facility.  At June 29, 2013, the Company had no outstanding balance on the revolving credit facility.  The net outstanding balance of the term loan was $2.5 billion at June 29, 2013.  Borrowings under our senior secured credit facilities bear interest, at our option, at either an alternate base rate or an adjusted LIBOR rate for a one-, two-, three- or six month interest period, or a nine- or twelve-

month period, if available to all relevant lenders, in each case, plus an applicable margin.  The alternate base rate is the mean the greater of (i) in the case of our term loan, Credit Suisse’s prime rate or, in the case of our revolving credit facility, Bank of America's prime rate and (ii) one-half of 1.0% over the weighted average of rates on overnight Federal Funds as published by the Federal Reserve Bank of New York.  At June 29, 2013, the LIBOR rate of 0.27% was applicable to the term loan and second priority senior secured floating rate notes.  A 0.25% change in LIBOR would not have a material impact on our interest expense.

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

In February 2013, the Company entered into an interest rate swap transaction to manage cash flow variability associated with $1 billion of outstanding variable rate term loan debt (the "2013 Swaps"). The agreement swaps the greater of a three-month variable LIBOR contract or 1.00% for a fixed three-year rate of 2.355%, with an effective date in May 2016 and expiration in May 2019.  In June 2013, the Company elected to settle this derivative instrument and received $16 million as a result of this settlement.  The offset is included in Accumulated Other Comprehensive Loss and will be amortized to Interest expense from May 2016 through May 2019, the original term of the swap agreement.

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

The Company's management, with the participation of the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures as of June 29, 2013.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 29, 2013, the design and operation of our disclosure controls and procedures were effective at the reasonable assurance level.

 (b)           Changes in internal controls.

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 29, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.  Other Information

Item 1.               Legal Proceedings

There have been no material changes in legal proceedings from the items disclosed in our Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended September 29, 2012.

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

August 6, 2013

By: /s/ James M. Kratochvil

      James M. Kratochvil
    Chief Financial Officer (Principal Financial and Accounting Officer)