Form 10-K
period 2013-09-28
BERRY PLASTICS GROUP INC
filed 2013-12-11
CIK 1378992

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended
September 28, 2013
or

[ ]
Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934  for the transition period from ______________to ___________________________________________________________________________________

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
      Large accelerated filer [     ]           Accelerated filer  [     ]              Non-accelerated filer [  X  ] Small reporting company [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes[   ]No[X]

The aggregate market value of the voting stock held by non-affiliates of the registrant on March  28, 2013 (the last trading day of the registrant’s most recently completed second fiscal quarter), based upon the closing price of $19.05 of the registrant’s common stock as reported on the New York Stock Exchange, was approximately $763 million.  The calculation excludes shares of the registrant’s common stock held by current executive officers, directors, and affiliates whose ownership exceeded 5% as of such date.

As of December 11, 2013, there were approximately 115,900,000 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Berry Plastics Group, Inc.’s Proxy Statement for its 2014 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This Form 10-K for the fiscal period ending September 28, 2013, (“fiscal 2013”) and comparable periods September 29, 2012, (“fiscal 2012”) and October 1, 2011, (“fiscal 2011”) contains “forward-looking statements” which involve risks and uncertainties and are presented pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  You can identify forward-looking statements because they contain words such as “believes,” “expects,” “may,” “will,” “should,” “would,” “could,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” “anticipates.” “outlook,” or “looking forward” or similar expressions that relate to our strategy, plans or intentions.  All statements we make relating to our estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results or to our expectations regarding future industry trends are forward-looking statements.  In addition, we, through our senior management, from time to time make forward-looking public statements concerning our expected future operations and performance and other developments.  These forward-looking statements are subject to risks and uncertainties that may change at any time, and, therefore, our actual results may differ materially from those that we expected.  We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions.  While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results.

Important factors that could cause actual results to differ materially from our expectations, which we refer to as cautionary statements, are disclosed under “Risk Factors” and elsewhere in this Form 10-K, including, without limitation, in conjunction with the forward-looking statements included in this Form 10-K.  All forward-looking information and subsequent written and oral forward-looking statements attributable to us, or to persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements.  Some of the factors that we believe could affect our results include:

•	risks associated with our substantial indebtedness and debt service;
•	changes in prices and availability of resin and other raw materials and our ability to pass on changes in raw material prices on a timely basis;
•	performance of our business and future operating results;
•	risks related to our acquisition strategy and integration of acquired businesses;
•	reliance on unpatented know-how and trade secrets;
•	increases in the cost of compliance with laws and regulations, including environmental, safety, and production and product laws and regulations;
•	risks related to disruptions in the overall economy and the financial markets may adversely impact our business;
•	catastrophic loss of one of our key manufacturing facilities, natural disasters, and other unplanned business interruptions;
•	risks of competition, including foreign competition, in our existing and future markets;
•	general business and economic conditions, particularly an economic downturn;
•	risks that our restructuring programs may entail greater implementation costs or result in lower costs savings than anticipated;
•	the ability of our insurance to cover fully our potential exposures; and
•	the other factors discussed in the section of this Form 10-K titled “Risk Factors.”

We caution you that the foregoing list of important factors may not contain all of the material factors that are important to you.  Accordingly, investors should not place undue reliance on those statements.  All forward-looking statements are based upon information available to us on the date of this report.  We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

TABLE OF CONTENTS
FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 28, 2013

Item 1.  BUSINESS

(In millions of dollars, except as otherwise noted)

 General

Berry Plastics Group, Inc. (“Berry” or the “Company”) is a leading provider of value-added plastic consumer packaging and engineered materials with a track record of delivering high-quality customized solutions to our customers.  Our products utilize our proprietary research and development platform, which includes a continually evolving library of Berry-owned molds, patents, manufacturing techniques and technologies.  We sell our solutions predominantly into consumer-oriented end-markets, such as food and beverage, healthcare, and personal care.  We believe our customers look to us for solutions that have high consumer impact in terms of form, function, and branding.  Representative examples of our products include drink cups, thin-wall containers, bottles, specialty closures, prescription vials, specialty films, tape products, and corrosion protection materials.

We believe that we have created one of the largest product libraries in our industry, allowing us to be a comprehensive solution provider to our customers.  We have more than 13,000 customers, which consist of a diverse mix of leading national, mid-sized regional and local specialty businesses.  The size and scope of our customer network allows us to introduce new products we develop or acquire to a vast audience that is familiar with, and we believe partial to, our brand.  In fiscal 2013, no single customer represented more than 3% of net sales and our top ten customers represented 18% of net sales.  We believe our manufacturing processes and our ability to leverage our scale to reduce expenses on items, such as raw materials, position us as a low-cost manufacturer relative to our competitors.  For example, we believe based on management estimates that we are one of the largest global purchasers of plastic resins, at more than 2 billion pounds per year, which gives us scaled purchasing savings.

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

Recent Acquisitions

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

Graphic Packaging

On September 30, 2013, the Company acquired Graphic Packaging’s flexible plastics and films business (“Graphic”) for a purchase price of $62 million.  Graphic is a producer of wraps, films, pouches, and bags for the food, medical, industrial, personal care, and pet food markets.  The newly acquired business will be operated in the Company’s Flexible Packaging Division.  To finance the purchase, the Company used cash on hand and existing credit facilities.  The Graphic acquisition will be accounted for under the purchase method of accounting, and accordingly, the purchase price will be allocated to the identifiable assets and liabilities based on estimated fair values at the acquisition date.

Recent Developments

Initial Public Offering

In October 2012, the Company completed an initial public offering and sold 29,411,764 shares of common stock at a public offering price of $16.00 per share.  In conjunction with the initial public offering the Company executed a 12.25 for one stock split of the Company’s common stock.  The effect of the stock split on outstanding shares and earnings per share has been retroactively applied to all periods presented.  Transaction fees totaling $33 million were included in Paid-in capital on the Consolidated Balance Sheets.  Proceeds, net of transaction fees, of $438 million and cash from operations were used to repurchase $455 million of 11% Senior Subordinated Notes due September 2016.  As part of the repurchase the Company paid premiums of $13 million and wrote-off $3 million of deferred financing fees.

Tax Receivable Agreement

In connection with the initial public offering, the Company entered into an income tax receivable agreement ("TRA") that provides for the payment to pre-initial public offering stockholders, option holders and holders of our stock appreciation rights, 85% of the amount of cash savings, if any, in U.S. federal, foreign, state and local income tax that are actually realized (or are deemed to be realized in the case of a change of control) as a result of the utilization of our and our subsidiaries’ net operating losses attributable to periods prior to the initial public offering.  The Company expects to pay between $313 million and $360 million in cash related to this agreement.  This range is based on the Company's assumptions using various items, including valuation analysis and current tax law.  The Company recorded an obligation of $313 million which was recognized as a reduction of Paid-in capital on the Consolidated Balance Sheets.  Changes in the estimated TRA obligation will be recorded as Other expense (income) in the Consolidated Statement of Operations.  Payments under the TRA are not conditioned upon the parties' continued ownership of the Company’s common stock.  The balance at the end of fiscal 2013 was $308 million.  During fiscal 2013, the Company made $5 million of payments related to the TRA with an additional $32 million being paid in the first fiscal quarter of 2014.

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

Interest Rate Swap

In February 2013, the Company entered into an interest rate swap transaction to protect $1 billion of outstanding variable rate term loan debt from future interest rate volatility. The agreement swapped the greater of a three-month variable LIBOR contract or 1.00% for a fixed three-year rate of 2.355%, with an effective date in May 2016 and expiration in May 2019. In June 2013, the Company elected to settle this derivative instrument and received $16 million as a result of this settlement.  The offset is included in Accumulated other comprehensive loss and Deferred income taxes and will be amortized to Interest expense from May 2016 through May 2019, the original term of the swap agreement.

Secondary Public Offerings

In April 2013, we completed a secondary public offering in which certain funds affiliated with Apollo Global Management, LLC (“Apollo”) and Graham Partners (“Graham”) sold 18,975,000 shares of common stock at $17.00 per share, which included 2,475,000 shares purchased by the underwriters upon the exercise in full of their option to purchase additional shares.  The selling stockholders received proceeds from the offering, which, net of underwriting fees, totaled $311 million.  The Company received no proceeds and incurred fees of $1 million related to this offering.

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

Option Modification

In August 2013, the Company  recorded an $8 million stock compensation charge related to certain modifications to the Berry Plastics Group Inc. 2006 Equity Incentive Plan and the Berry Plastics Group, Inc. 2012 Long-Term Incentive Plan (collectively, the "Plans").  The modifications include (i) accelerated vesting of all unvested options upon an employee's death or termination by the Company by reason of an employee’s permanent disability, (ii) in the event of an employee's qualified retirement, continuation of the normal vesting period applicable to the retiree's unvested options, as well as an extension of the exercise period to the end of the original ten-year term of the retiree's vested options and (iii) all unvested options and stock appreciation rights that were subject to performance-based vesting criteria as of January 1, 2013 (excluding certain IRR performance-based options) were modified to time-based vesting.

2014 Cost Reduction Plan

In November, the Company initiated a cost reduction plan designed to deliver meaningful cost savings and optimal equipment utilization. This plan will result in several plant rationalizations.  The costs associated with this plan will primarily consist of one-time costs associated with facility consolidation, including severance and termination benefits for employees of approximately $6 million, other costs associated with exiting facilities of approximately $30 million and non-cash asset impairment charges of approximately $11 million.  In addition, as part of this cost reduction plan the Company estimates it will incur capital expenditures of approximately $13 million.  Overall these facility restructuring programs are projected to generate approximately $27 million of annual operating savings when fully implemented.  These amounts are preliminary estimates based on the information currently available to management.  The plan is expected to be fully implemented by the end of fiscal 2014.

Product Overview

Rigid Packaging

Our Rigid Packaging business primarily consists of containers, foodservice items, closures, overcaps, bottles, prescription containers, and tubes.  The largest end uses for our packages are consumer-oriented end markets such as food and beverage, retail mass marketers, healthcare, personal care and household chemical.  Many of our products are manufactured from proprietary molds that we develop and own, which we believe would result in significant costs to our customers to switch to a different supplier.  In addition to a complete product line, we have sophisticated decorating capabilities and in-house graphic arts and tooling departments, which allow us to integrate ourselves into, and, we believe, add significant value to, our customers’ packaging design processes.  Our primary competitors include Airlite, Letica, Polytainers, Silgan, Aptar Group, and Reynolds.  These competitors individually only compete on certain of our products, whereas we offer the entire selection of rigid products described below.

 Containers.  We manufacture a collection of nationally branded container products and also seek to develop customized container products for niche applications by leveraging of our state-of-the-art design, decoration and graphic arts capabilities.  We believe this mix allows us to both achieve significant economies of scale, while also maintaining an attractive portfolio of specialty products.  Our container capacities range from four ounces to five gallons and are offered in various styles with accompanying lids, bails and handles, some of which we produce, as well as a wide array of decorating options.  We have long-standing supply relationships with many of the nation’s leading food and consumer products companies.

Foodservice.  We believe that we are one of the largest providers of large size thermoformed polypropylene (“PP”) and injection-molded plastic drink cups in the United States.  Our thermoform process uses PP instead of more expensive materials in producing deep draw drink cups to generate a cup with a competitive cost advantage.  Additionally, we produce injection-molded plastic cups that range in size from 12 to 64 ounces.  Primary markets for our plastic drink cups are quick service and family dining restaurants, convenience stores, stadiums and retail stores.  Many of our cups are decorated, often as promotional items, and we believe we have a reputation in the industry for innovative, state-of-the-art graphics.

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

Bottles and Prescription Containers.  Our bottle and prescription container businesses target markets similar to our closure business.  We believe, based on management estimates, that we are the leading supplier of spice containers in the United States and have a leadership position in various food and beverage, vitamin and nutritional markets, as well as selling bottles into prescription and pharmaceutical applications.  Additionally, we believe we are a leading supplier in the prescription container market, supplying a complete line of amber containers with both one-piece and two-piece child-resistant closures.  We offer an extensive line of stock polyethylene (“PE”) and polyethylene terephthalate (“PET”) bottles for the vitamin and nutritional markets.  Our design capabilities, along with internal engineering strength give us the ability to compete on customized designs to provide desired differentiation from traditional packages.  We also offer our customers decorated bottles with hot stamping, silk screening and labeling.  We sell these products to personal care, pharmaceutical, food and consumer product customers.

Tubes.  We offer a complete line of extruded and laminate tubes in a wide variety of sizes.  We believe that we are one of the largest suppliers of extruded plastic squeeze tubes in the United States.  Our focus and investments are made to ensure that we are able to meet the increasing trend towards large diameter tubes with high-end decoration.  We have several proprietary designs in this market that combine tube and closure that we believe are viewed as very innovative both in appearance and functionality, as well as from a sustainability standpoint.  The majority of our tubes are sold in the personal care market, focusing on products like facial/cold creams, shampoos, conditioners, bath/shower gels, lotions, sun care, hair gels, and anti-aging creams.  We also sell our tubes into the pharmaceutical and household chemical markets.  We believe that our ability to provide creative package designs, combined with a complementary line of closures, makes us a preferred supplier for many customers in our target markets.

Engineered Materials

Our Engineered Materials business primarily consists of pipeline corrosion protection solutions, tapes and adhesives, PE-based film products and can liners.  Our primary competitors include AEP, Canusa, Sigma and 3M.  The Engineered Materials business primarily includes the following product groups:

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

PVC Films.  We believe, based on management estimates, that we are a world leader in PVC films offering a broad array of PVC meat film.  Our products are used primarily to wrap fresh meats, poultry, and produce for supermarket applications.  In addition, we offer a line of boxed products for food service and retail sales.  We service many of the leading supermarket chains, club stores, and wholesalers.  We believe we are a leading innovator and specialize in lighter gauge sustainable solutions like our recent Revolution™ product line offering.

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

 Barrier/Sealant Films.  We manufacture and sell a wide range of highly specialized, made-to-order film products ranging from mono layer to coextruded films having up to nine layers, lamination films sold primarily to flexible packaging converters and used for peelable lid stock, stand-up pouches, pillow pouches, and other flexible packaging formats.  We also manufacture barrier films used for cereal, cookie, cracker, and dry mix packages that are sold directly to food manufacturers.  We also manufacture films for specialized industrial applications ranging from lamination film for carpet padding to films used in solar panel construction.

Personal Care Films.  We believe we are a major supplier of component and packaging films used for personal care hygiene applications predominantly sold in North America and Latin America.  The end use applications include disposable baby diapers, feminine care, adult incontinence, hospital, and tissue and towel products.  Our “Lifetime of Solutions™” approach promotes an innovation pipeline that seeks to integrate both product and equipment design into leading edge customer and consumer solutions.

Printed Products.  We are a converter of printed bags, pouches, and rollstock.  Our manufacturing base includes integrated extrusion that combines with printing, laminating, bagmaking, Innolok®, and laser-score converting processes.  We believe we are a leading supplier of printed film products for the fresh bakery, tortilla, and frozen vegetable markets with brands such as SteamQuick® Film, Freshview™ bags, and Billboard™.

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

Marketing and Sales

We reach our large and diversified base of over 13,000 customers through our direct field sales force of dedicated professionals and the strategic use of distributors.  Our field sales, production and support staff meet with customers to understand their needs and improve our product offerings and services.  Our scale enables us to dedicate certain sales and marketing efforts to particular products, customers or geographic regions, when applicable, which enables us to develop expertise that we believe is valued by our customers.  In addition, because we serve common customers across segments, we have the ability to efficiently utilize our sales and marketing resources to minimize costs.  Highly skilled customer service representatives are strategically located throughout our facilities to support the national field sales force.  In addition, inside sales representatives, marketing managers, and sales/marketing executives oversee the marketing and sales efforts.  Manufacturing and engineering personnel work closely with field sales personnel and customer service representatives to satisfy customers’ needs through the production of high-quality, value-added products and on-time deliveries.

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

Research, Product Development and Design

We believe our technology base and research and development support are among the best in the plastics packaging industry.  Using three-dimensional computer-aided design technologies, our full-time product designers develop innovative product designs and models for the packaging market.  We can simulate the molding environment by running pilot systems for injection-molding, thermoform, compression blow molding machines and blown and cast film machines for research and development of new products.  Production molds are then designed and outsourced for production by various companies with which we have extensive experience and established relationships or built by our in-house tooling division located in Evansville, Indiana.  Our engineers oversee the mold-building process from start to finish.  Many of our customers work in partnership with our technical representatives to develop new, more competitive products.  We have enhanced our relationships with these customers by providing the technical service needed to develop products combined with our internal graphic arts support.  We also utilize our in-house graphic design department to develop color and styles for new rigid products.  Our design professionals work directly with our customers to develop new styles and use computer-generated graphics to enable our customers to visualize the finished product.

Additionally, at our major technical centers, including the Berry Research and Design Center in Evansville, Indiana, as well as facilities in Lancaster, Pennsylvania; Franklin, Kentucky; and Chippewa Falls, Wisconsin; we prototype new ideas, conduct research and development of new products and processes, and qualify production systems that go directly to our facilities and into production.  With this combination of manufacturing simulation and quality systems support we are able to improve time to market and reduce cost.  We spent $28 million, $25 million, and $20 million on research and development in fiscal 2013, 2012 and 2011, respectively.

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

Employees

At the end of fiscal 2013, we employed over 15,000 employees.  Approximately 12% of our employees are covered by collective bargaining agreements.  One of our ten agreements, covering approximately 30 employees, which was scheduled for renegotiation in fiscal 2013 is still being renegotiated.  The remaining agreements expire after fiscal 2013.  Our relations with employees remain satisfactory and there have been no significant work stoppages or other labor disputes during the past three years.

Patents, Trademarks and Other Intellectual Property

We rely on a combination of patents, trade secrets, unpatented know-how, trademarks, copyrights and other intellectual property rights, nondisclosure agreements and other protective measures to protect our proprietary rights.  While we consider our intellectual property to be important to our business in the aggregate, we do not believe that any individual item of our intellectual property portfolio is material to our current business.  The remaining duration of our patents ranges from one to approximately 20 years.

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

The Food and Drug Administration (“FDA”) regulates the material content of direct-contact food and drug packages, including certain packages we manufacture pursuant to the Federal Food, Drug and Cosmetics Act.  Certain of our products are also regulated by the Consumer Product Safety Commission (“CPSC”) pursuant to various federal laws, including the Consumer Product Safety Act and the Poison Prevention Packaging Act.  Both the FDA and the CPSC can require the manufacturer of defective products to repurchase or recall such products and may also impose fines or penalties on the manufacturer.  Similar laws exist in some states, cities and other countries in which we sell our products.  In addition, laws exist in certain states restricting the sale of packaging with certain levels of heavy metals, imposing fines and penalties for noncompliance.  Although we believe that we use FDA approved resins and pigments in our products that directly contact food and drug products and believe they are in material compliance with all such applicable FDA regulations, and we believe our products are in material compliance with all applicable requirements, we remain subject to the risk that our products could be found not to be in compliance with such requirements.

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

We have a significant amount of indebtedness.  As of the end of 2013 fiscal year, we had total indebtedness (including current portion) of $3,946 million with cash and cash equivalents totaling $142 million.  We would have been able to borrow a further $531 million under the revolving portion of our senior secured credit facilities, subject to the solvency of our lenders to fund their obligations and our borrowing base calculations.  We are permitted by the terms of our debt instruments to incur substantial additional indebtedness, subject to the restrictions therein.  Our inability to generate sufficient cash flow to satisfy our debt obligations, or to refinance our obligations on commercially reasonable terms, would have a material adverse effect on our business, financial condition and results of operations.

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

We source plastic resin primarily from major industry suppliers.  We have long-standing relationships with certain of these suppliers but have not entered into a firm supply contract with any of them.  We may not be able to arrange for other sources of resin in the event of an industry-wide general shortage of resins used by us, or a shortage or discontinuation of certain types of grades of resin purchased from one or more of our suppliers.  In addition, the largest supplier of the Company’s total resin material requirements represented approximately 20% of purchases during fiscal 2013.  Any such shortage may materially negatively impact our competitive position versus companies that are able to better or more cheaply source resin.

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

As of the end of our 2013 fiscal year, the net value of our goodwill and other intangibles was $2,520 million.  We are no longer required or permitted to amortize goodwill reflected on our balance sheet.  We are, however, required to evaluate goodwill reflected on our balance sheet when circumstances indicate a potential impairment, or at least annually, under the impairment testing guidelines outlined in the standard.  Future changes in the cost of capital, expected cash flows, or other factors may cause our goodwill to be impaired, resulting in a non-cash charge against results of operations to write off goodwill for the amount of impairment.  If a future write-off is required, the charge could have a material adverse effect on our reported results of operations and net worth in the period of any such write-off.

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

We generated net income in three of our last five fiscal years, and during the remaining two fiscal years, we incurred net losses of over $100 million per year. We may not generate net income from operations in the future, and continuing net losses may limit our ability to execute our strategy.  Factors contributing to our financial performance include non-cash impairment charges, depreciation/amortization on our long lived tangible and intangible assets, interest expense on our debt obligations as well as other factors more fully disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Funds affiliated with our equity sponsor, Apollo Global Management, LLC (“Apollo”) indirectly beneficially own approximately 29% of our common stock.  Under the amended and restated stockholders agreement that we entered into in connection with our initial public offering, so long as Apollo and its affiliates continue to indirectly own a significant amount of our equity, even at its current ownership level, they will continue to be able to strongly influence or control our business decisions, including through the designation of up to four director nominees and the requirement that certain matters, including mergers and acquisitions, issuance of equity and incurrence of debt, be approved by a majority of the directors nominated by Apollo voting on the matter so long as Apollo beneficially owns at least 25% of our outstanding common stock. Therefore, Apollo effectively has the ability to prevent any transaction that requires the approval of our Board of Directors or our stockholders, including the approval of significant corporate transactions such as mergers and the sale of substantially all of our assets. Thus, Apollo will continue to be able to significantly influence or effectively control our decisions which could conflict with the interests of other users of this Form 10-K.

The requirements of having a class of publicly traded equity securities may strain our resources and distract management.

As a company with publicly traded equity securities, we are subject to additional reporting requirements of the Securities Exchange Act of 1934, or the Exchange Act and the Sarbanes-Oxley Act of 2002, which we refer to as the “Sarbanes-Oxley Act.”  The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal control for financial reporting.  In future years, our independent public accountants auditing our financial statements will be required to attest to the effectiveness of our internal control over financial reporting.  In order to continue to maintain the effectiveness of our disclosure controls and procedures and internal control over financial reporting significant resources and management oversight is required.  Furthermore, if we are unable to conclude that our disclosure controls and procedures and internal control over financial reporting are effective, or if our independent public accounting firm is unable to provide us with an unqualified report as to management’s assessment of the effectiveness of our internal control over financial reporting in future years, investors may lose confidence in our financial reports and our stock price may decline.

In addition, the Dodd-Frank Wall Street Reform and Consumer Protection Act, which we refer to as “Dodd-Frank” and which amended the Sarbanes-Oxley Act and other federal laws, has created uncertainty for public companies, and we cannot predict with any certainty the requirements of the regulations that will ultimately be adopted under Dodd-Frank or how such regulations will affect the cost of compliance for a company with publicly traded common stock.  There is likely to be continuing uncertainty regarding compliance matters because the application of these laws and regulations, which are subject to varying interpretations, may evolve over time as new guidance is provided by regulatory and governing bodies.  We intend to invest resources to comply with these evolving laws and regulations, which will result in increased general and administrative expenses and divert management’s time and attention from other business concerns.  Furthermore, if our compliance efforts differ from the activities that regulatory and governing bodies expect or intend due to ambiguities related to interpretation or practice, we may face legal proceedings initiated by such regulatory or governing bodies and our business may be harmed.  In addition, new rules and regulations may make it more difficult for us to attract and retain qualified directors and officers and will make it more expensive for us to obtain director and officer liability insurance.

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
We expect that the payments we make under this income tax receivable agreement will be material. Assuming no material changes in the relevant tax law, and that we and our subsidiaries earn sufficient income to realize the full tax benefits subject to the income tax receivable agreement, we expect that future payments under the income tax receivable agreement will aggregate to between $313 million and $360 million through 2017.

During fiscal 2013, we made $5 million of payments related to the TRA with an additional $32 million paid in the first fiscal quarter of 2014.

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

Our international sales and operations are subject to applicable laws relating to trade, export controls, and foreign corrupt practices, the violation of which could adversely affect our operations.

We must comply with all applicable international trade, export and import laws and regulations of the United States and other countries. We are subject to export controls and economic sanctions laws and embargoes imposed by the U.S. Government. Changes in trade sanctions laws may restrict our business practices, including cessation of business activities in sanctioned countries or with sanctioned entities, and may result in modifications to compliance programs. We are also subject to the Foreign Corrupt Practices Act and other anti-bribery laws that generally bar bribes or unreasonable gifts to foreign governments or officials. We have implemented safeguards and policies to discourage these practices by our employees and agents. However, our existing safeguards and policies to assure compliance and any future improvements may prove to be less than effective and our employees or agents may engage in conduct for which we might be held responsible. If employees violate our policies, we may be subject to regulatory sanctions. Violations of these laws or regulations could result in sanctions including fines, debarment from export privileges and penalties and could adversely affect our business, financial condition and results of operations.

We may not be able to achieve cost savings as a result of our restructuring efforts and productivity and cost reduction initiatives.

From time to time we enter into cost reduction plans designed to deliver cost savings and improve equipment utilization. Our ability to achieve the anticipated cost savings and other benefits from these initiatives within the expected time frame is subject to many estimates and assumptions. Additionally, there are many factors which affect our ability to achieve savings as a result of productivity and cost reduction initiatives, such as difficult economic conditions, increased costs in other areas, the effects of and costs related to newly acquired entities, mistaken assumptions, and the other risk factors set forth herein. In addition, any actual savings may be balanced by incremental costs that were not foreseen at the time of the restructuring or cost reduction initiatives. As a result, anticipated savings may not be achieved on the timetable desired or at all. Additionally, while we execute these restructuring activities to achieve these savings, it is possible that our attention may be diverted from our ongoing operations which may have a negative impact on our ongoing operations.

Item 1B.   UNRESOLVED STAFF COMMENTS

None

Item 2.  PROPERTIES

We lease or own our principal offices and manufacturing facilities.  We believe that our property and equipment is well-maintained, in good operating condition and adequate for our present needs.  As of the end of fiscal 2013, the locations of our principal manufacturing facilities, by country, are as follows:  United States—68 locations (39 Rigid Packaging, 17 Engineered Materials, 12 Flexible Packaging); Canada—4 locations (1 Rigid Packaging, 2 Engineered Materials, 1 Flexible Packaging); Mexico—3 locations (2 Engineered Materials, 1 Flexible Packaging); India, The Netherlands and Belgium (Engineered Materials); Germany and Australia (Engineered Materials); and Brazil and Malaysia (Rigid Packaging).  The Evansville, Indiana facility serves as our world headquarters.

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

PART II

Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER

Our common stock commenced trading on the New York Stock Exchange under the symbol “BERY” on October 4, 2012.  The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock reported on the New York Stock Exchange.

	Fiscal 2013
	High	Low
1st quarter (since October 4, 2012)	$16.01	$13.48
2nd quarter	19.77	16.15
3rd quarter	24.15	17.02
4th quarter	24.99	19.71
In conjunction with the initial public offering the Company executed a 12.25 for one stock split of the Company’s common stock.

As of the date of this filing there were approximately 159 record holders of the common stock but, we estimate the number of beneficial stockholders to be much higher as a number of our shares are held by brokers or dealers for their customers in street name.

During fiscal 2013 we did not declare or pay any cash dividends on our common stock. Any future determination as to the declaration and payment of dividends, if any, will be at the discretion of our board of directors and will depend on then existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects, and other factors our board of directors may deem relevant.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no shares of our common stock repurchased during the fourth fiscal quarter.

 Item 6. SELECTED FINANCIAL DATA

	Fiscal 2013	Fiscal 2012	Fiscal 2011	Fiscal 2010	Fiscal 2009
Statement of Operations Data:
Net sales	$4,647	$4,766	$4,561	$4,257	$3,187
Cost of goods sold	3,835	3,984	3,908	3,705	2,659
Selling, general and administrative	307	317	284	280	235
Amortization of intangibles	105	109	106	107	96
Restructuring and impairment charges (a)	14	31	221	41	11
Operating income	386	325	42	124	186

Debt extinguishment	64	—	68	—	—
Other income	(7)	(7)	(7)	(27)	(373)

Net interest expense	244	328	327	313	304
Net income (loss) from continuing operations before income taxes	85	4	(346)	(162)	255
Income tax expense (benefit)	28	2	(47)	(49)	99
Discontinued operations, net of tax	—	—	—	—	4
Net income (loss)	$57	$2	$(299)	$(113)	$152
Comprehensive income (loss)	$86	$3	$(324)	$(112)	$128
Net income (loss) available to Common Stockholders:
Basic	$0.50	$0.02	$(3.55)	$(1.34)	$1.80
Diluted	0.48	0.02	(3.55)	(1.34)	1.79
Balance Sheet Data (at period end):
Cash and cash equivalents	$142	$87	$42	$148	$10
Property, plant and equipment	1,266	1,216	1,250	1,146	875
Total assets	5,135	5,106	5,217	5,344	4,216
Long-term debt obligations, less current portion	3,875	4,431	4,581	4,397	3,422
Total liabilities	5,331	5,558	5,668	5,474	4,236
Redeemable shares	—	23	16	11	—
Stockholders’ equity (deficit)	(196)	(475)	(467)	(141)	(20)
Cash Flow and other Financial Data:
Net cash from operating activities	$464	$479	$327	$112	$413
Net cash from investing activities	(245)	(255)	(523)	(852)	(195)
Net cash from financing activities	(164)	(179)	90	878	(398)

(a)	Includes a goodwill impairment charge of $165 million in fiscal 2011

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

Overview

Berry Plastics Group, Inc. (“Berry” or the “Company”) is a leading provider of value-added plastic consumer packaging and engineered materials with a track record of delivering high-quality customized solutions to our customers.  Our products utilize our proprietary research and development platform, which includes a continually evolving library of Berry-owned molds, patents, manufacturing techniques and technologies.  We sell our solutions predominantly into consumer-oriented end-markets, such as food and beverage, healthcare and personal care.  We believe our customers look to us for solutions that have high consumer impact in terms of form, function and branding.  Representative examples of our products include drink cups, thin-wall containers, bottles, specialty closures, prescription vials, specialty films, tape products and corrosion protection solutions.

We believe that we have created one of the largest product libraries in our industry, allowing us to be a comprehensive solution provider to our customers.  We have more than 13,000 customers, which consist of a diverse mix of leading national, mid-sized regional and local specialty businesses.  The size and scope of our customer network allow us to introduce new products we develop or acquire to a vast audience that is familiar with, and we believe partial to, our brand.  In fiscal 2013, no single customer represented more than 3% of net sales and our top ten customers represented 18% of net sales.  We believe our manufacturing processes and our ability to leverage our scale to reduce expenses on items, such as raw materials, position us as a low-cost manufacturer relative to our competitors.  For example, we believe based on management estimates that we are one of the largest global purchasers of plastic resins, at more than 2 billion pounds per year, which gives us scaled purchasing savings.

 Executive Summary

Business.  We operate in the following four segments: Rigid Open Top, Rigid Closed Top (together our Rigid Packaging business), Engineered Materials, and Flexible Packaging.  The Rigid Packaging business sells primarily containers, foodservice items, closures, overcaps, bottles, prescription containers, and tubes.  Our Engineered Materials segment primarily sells pipeline corrosion protection solutions, tapes and adhesives, PE-based film products and can liners.  The Flexible Packaging segment sells high barrier, multilayer film products as well as finished flexible packages such as printed bags and pouches.

Raw Material Trends.  Our primary raw material is plastic resin.  Polypropylene and polyethylene account for the majority of our plastic resin purchases.  Plastic resins are subject to price fluctuations, including those arising from supply shortages and changes in the prices of natural gas, crude oil and other petrochemical intermediates from which resins are produced.  The average industry prices, as published in Chem Data, per pound were as follows by fiscal year:

	Polyethylene Butene Film			Polypropylene
	2013	2012	2011	2013	2012	2011
1st quarter	$.69	$.68	$.68	$.76	$.79	$.78
2nd quarter	.74	.76	.72	.96	.88	.95
3rd quarter	.77	.72	.79	.84	.85	1.08
4th quarter	.79	.68	.73	.89	.71	.98
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

Outlook.  The Company is impacted by general economic and industrial growth, plastic resin availability and affordability, and general industrial production.  Our business has both geographic and end market diversity, which reduces the effect of any one of these factors on our overall performance.  Our results are affected by our ability to pass through raw material cost changes to our customers, improve manufacturing productivity and adapt to volume changes of our customers.  We seek to improve our overall profitability by implementing cost reduction programs associated with our manufacturing, selling and general and administrative expenses.

In November 2013, the Company initiated a cost reduction plan designed to deliver meaningful cost savings and optimal equipment utilization. This plan will result in several plant rationalizations.  The costs associated with this plan will primarily consist of one-time costs associated with facility consolidation, including severance and termination benefits for employees of approximately $6 million, other costs associated with exiting facilities of approximately $30 million and non-cash asset impairment charges of approximately $11 million.  In addition, as part of this cost reduction plan the Company estimates it will incur capital expenditures of approximately $13 million.  Overall these facility restructuring programs are projected to generate approximately $27 million of annual operating savings when fully implemented.  These amounts are preliminary estimates based on the information currently available to management.  The plan is expected to be fully implemented by the end of fiscal 2014.

Recent Developments

Initial Public Offering

In October 2012, the Company completed an initial public offering and sold 29,411,764 shares of common stock at a public offering price of $16.00 per share.  In conjunction with the initial public offering the Company executed a 12.25 for one stock split of the Company’s common stock.  The effect of the stock split on outstanding shares and earnings per share has been retroactively applied to all periods presented.  Transaction fees totaling $33 million were included in Paid-in capital on the Consolidated Balance Sheets.  Proceeds, net of transaction fees, of $438 million and cash from operations were used to repurchase $455 million of 11% Senior Subordinated Notes due September 2016.  As part of the repurchase the Company paid premiums of $13 million and wrote-off $3 million of deferred financing fees.

Tax Receivable Agreement

In connection with the initial public offering, the Company entered into an income tax receivable agreement ("TRA") that provides for the payment to pre-initial public offering stockholders, option holders and holders of our stock appreciation rights, 85% of the amount of cash savings, if any, in U.S. federal, foreign, state and local income tax that are actually realized (or are deemed to be realized in the case of a change of control) as a result of the utilization of our and our subsidiaries’ net operating losses attributable to periods prior to the initial public offering.  The Company expects to pay between $313 million and $360 million in cash related to this agreement.  This range is based on the Company's assumptions using various items, including valuation analysis and current tax law.  The Company recorded an obligation of $313 million which was recognized as a reduction of Paid-in capital on the Consolidated Balance Sheets.  Changes in the estimated TRA obligation will be recorded as Other expense (income) in the Consolidated Statement of Operations.  Payments under the TRA are not conditioned upon the parties' continued ownership of the Company.  The balance at the end of fiscal 2013 was $308 million.  During fiscal 2013, the Company made $5 million of payments related to the TRA with an additional $32 million being paid in the first fiscal quarter of 2014.

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

Interest Rate Swap

In February 2013, the Company entered into an interest rate swap transaction to protect $1 billion of outstanding variable rate term loan debt from future interest rate volatility. The agreement swapped the greater of a three-month variable LIBOR contract or 1.00% for a fixed three-year rate of 2.355%, with an effective date in May 2016 and expiration in May 2019. In June 2013, the Company elected to settle this derivative instrument and received $16 million as a result of this settlement.  The offset is included in Accumulated other comprehensive loss and Deferred income taxes and will be amortized to Interest expense from May 2016 through May 2019, the original term of the swap agreement.

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

Option Modification

In August 2013, the Company  recorded an $8 million stock compensation charge related to certain modifications to the Berry Plastics Group Inc. 2006 Equity Incentive Plan and the Berry Plastics Group, Inc. 2012 Long-Term Incentive Plan (collectively, the "Plans").  The modifications include (i) accelerated vesting of all unvested options upon an employee's death or termination by the Company by reason of an employee’s permanent disability, (ii) in the event of an employee's qualified retirement, continuation of the normal vesting period applicable to the retiree's unvested options, as well as an extension of the exercise period to the end of the original ten-year term of the retiree's vested options and (iii) all unvested options and stock appreciation rights that were subject to performance-based vesting criteria as of January 1, 2013 (excluding certain IRR performance-based options) were modified to time-based vesting.

Recent Acquisitions

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

Graphic Packaging

On September 30, 2013, the Company acquired Graphic Packaging’s flexible plastics and films business (“Graphic”) for a purchase price of $62 million.  Graphic is a producer of wraps, films, pouches, and bags for the food, medical, industrial, personal care, and pet food markets.  The newly acquired business will be operated in the Company’s Flexible Packaging Division.  To finance the purchase, the Company used cash on hand and existing credit facilities.  The Graphic acquisition will be accounted for under the purchase method of accounting, and accordingly, the purchase price will be allocated to the identifiable assets and liabilities based on estimated fair values at the acquisition date.

Discussion of Results of Operations for Fiscal 2013 Compared to Fiscal 2012

Net Sales.  Net sales decreased from $4,766 million in fiscal 2012 to $4,647 million in fiscal 2013.  This decrease is primarily attributed to lower selling prices of 1% and a volume decline of 2% related to soft customer demand, year-over-year adverse change in weather and reductions in raw material content partially offset by acquisition volume related to Stopaq and Prime Label and volume gains in certain of our product lines.  The following discussion in this section provides a comparison of net sales by business segment.

	Fiscal Year
	2013	2012	$ Change	% Change
Net sales:
Rigid Open Top	$1,127	$1,229	$(102)	(8%)
Rigid Closed Top	1,387	1,438	(51)	(4%)
Rigid Packaging	$2,514	$2,667	$(153)	(6%)
Engineered Materials	1,397	1,362	35	3%
Flexible Packaging	736	737	(1)	—
Total net sales	$4,647	$4,766	$(119)	(2%)

Net sales in the Rigid Open Top business decreased from $1,229 million in fiscal 2012 to $1,127 million in fiscal 2013 as a result of net selling price decreases of 3%, a volume decline of 2% and product realignment of 3%.  The volume decline is primarily related to soft customer demand and year-over-year adverse change in weather.  Net sales in the Rigid Closed Top business decreased from $1,438 million in fiscal 2012 to $1,387 million in fiscal 2013 as a result of net selling price decreases of 2% and a volume decline of 2%.  The volume decline is primarily attributed to general market softness and a reduction in raw material content.  The Engineered Materials business net sales increased from $1,362 million in fiscal 2012 to $1,397 million in fiscal 2013.  Product realignment of 3%, net selling price increases of 1% and acquisition volume related to Stopaq were partially offset by 2% volume declines attributed to soft customer demand.  Net sales in the Flexible Packaging business decreased from $737 million in fiscal 2012 to $736 million in fiscal 2013 as a result of a 2% volume decline attributed to factors discussed above partially offset by acquisition volume related to our Prime Label acquisition.

Operating Income.  Operating income increased from $325 million (7% of net sales) in fiscal 2012 to $386 million (8% of net sales) in fiscal 2013.  This increase is primarily attributed to $5 million from the relationship of net selling price to raw material costs, $12 million decrease in depreciation expense excluding the impact from acquisitions, $8 million decrease in amortization expense excluding the impact from acquisitions, $8 million decrease in selling, general and administrative expenses, $30 million decrease in business integration, $3 million from acquisitions and a $11 million decrease in non-cash impairment charges related to exited businesses partially offset by $1 million decline in operating performance in manufacturing and $15 million from sales volume declines described above.  The following discussion in this section provides a comparison of operating income by business segment.

	Fiscal Year
	2013	2012	$ Change	% Change
Operating income:
Rigid Open Top	$123	$159	$(36)	(23%)
Rigid Closed Top	130	95	35	37%
Rigid Packaging	$253	$254	$(1)	1%
Engineered Materials	116	70	46	66%
Flexible Packaging	17	1	16	—
Total operating income	$386	$325	$61	19%

Operating income for the Rigid Open Top business decreased from $159 million (13% of net sales) in fiscal 2012 to $123 million (11% of net sales) in fiscal 2013.  This decrease is primarily attributed to a $8 million decline in the relationship of net selling price to raw material costs, $7 million from sales volume declines described above, $11 million decline in operating performance in manufacturing, $4 million increase of selling, general and administrative expenses primarily attributed to costs associated with new product innovation, $5 million increase in business integration expenses and $1 million increase in depreciation and amortization expense.   Operating income for the Rigid Closed Top business increased from $95 million (7% of net sales) in fiscal 2012 to $130 million (9% of net sales) in fiscal 2013.  This increase is primarily attributed to a $24 million decline in business integration expenses, $1 million improvement in the relationship of net selling price to raw material costs, $6 million reduction of depreciation and amortization expense, $2 million of improved operating performance in manufacturing and $6 million decrease in selling, general and administrative expenses partially offset $4 million from sales volume declines described above.  Operating income for the Engineered Materials business increased from $70 million (5% of net sales) in fiscal 2012 to $116 million (8% of net sales) in fiscal 2013.  This increase is primarily attributed to a $11 million decrease in non-cash impairment charges related to exited businesses, $3 million from acquisitions, $9 million improvement in the relationship of net selling price to raw material costs, $9 million of improved operating performance in manufacturing, $7 million decrease in selling, general and administrative expenses, $5 million decrease in depreciation and amortization expense excluding the impact from acquisitions and a $5 million decrease in business integration expenses  partially offset by $3 million from sales volume declines described above.  Operating income for the Flexible Packaging business improved from $1 million in fiscal 2012 to $17 million (2% of net sales) in fiscal 2013.  This improvement is primarily attributed to a $6 million reduction of business integration expense, $10 million reduction of depreciation and amortization expense and a $3 million improvement in the relationship of net selling price to raw material costs partially offset by $1 million increase of selling, general and administrative expenses, $1 million decline in operating performance in manufacturing and $1 million from sales volume declines described above.

Debt Extinguishment.  Debt extinguishment was $64 million during fiscal 2013 as a result of loss on extinguishment of debt attributed to $37 million of call premium and penalties, $19 million of deferred financing fees and $8 million of debt discount related to the debt extinguishment that resulted from our incremental term loan capital restructuring and the use of the proceeds from our initial public offering.

Other Income, Net. Other income was $7 million in fiscal 2013 and fiscal 2012, respectively.  These gains are attributed to the fair value adjustment for our interest rate swaps.

Interest Expense, Net.  Interest expense decreased from $328 million in fiscal 2012 to $244 million in fiscal 2013 primarily as the result of the interest savings that resulted from our incremental term loan capital restructure and initial public offering, which proceeds were used to payoff indebtedness.

Income Tax Expense.  Fiscal 2013, we recorded an income tax expense of $28 million or an effective tax rate of 33% compared to an income tax expense of $2 million or an effective tax rate of 50% in fiscal 2012.  The effective tax rate is impacted by the relative impact of discrete items and certain international entities for which a full valuation allowance is recognized.

Discussion of Results of Operations for Fiscal 2012 Compared to Fiscal 2011

Net Sales.  Net sales increased from $4,561 million in fiscal 2011 to $4,766 million in fiscal 2012.  This increase is primarily attributed to net sales from acquired businesses of 10% partially offset by a volume decline of 6%.  The following discussion in this section provides a comparison of net sales by business segment.

	Fiscal Year
	2012	2011	$ Change	% Change
Net sales:
Rigid Open Top	$1,229	$1,261	$(32)	(3%)
Rigid Closed Top	1,438	1,053	385	37%
Rigid Packaging	$2,667	$2,314	$353	15%
Engineered Materials	1,362	1,451	(89)	(6%)
Flexible Packaging	737	796	(59)	(7%)
Total net sales	$4,766	$4,561	$205	4%

Net sales in the Rigid Open Top business decreased from $1,261 million in fiscal 2011 to $1,229 million in fiscal 2012 as a result of a volume decline of 4% partially offset by a net selling price increases of 1%.  The volume decline is primarily attributed to the Company pursuing a strategy to improve profitability in products with historically lower margins.  Net sales in the Rigid Closed Top business increased from $1,053 million in fiscal 2011 to $1,438 million in fiscal 2012 primarily as a result of net sales attributed to the Rexam SBC acquisition of 41% partially offset by a volume decline of 4%.  The volume decline is primarily attributed to general market softness.  The Engineered Materials business net sales decreased from $1,451 million in fiscal 2011 to $1,362 million in fiscal 2012 as a result of a volume decline of 8% partially offset by net selling price increases of 1% and net sales from acquired businesses of 1%.  The volume decline is primarily attributed to a decrease in sales volumes due to the strategy we implemented in fiscal 2011 to improve profitability in products with historically lower margins.  Net sales in the Flexible Packaging business decreased from $796 million in fiscal 2011 to $737 million in fiscal 2012 as a result of a volume decline of 10% partially offset by 3% net selling price increases.  The volume decline is primarily due to a decrease in sales volumes due to the strategy implemented in fiscal 2011 discussed above.

Operating Income.  Operating income increased from $42 million (1% of net sales) in fiscal 2011 to $325 million (7% of net sales) in fiscal 2012.  This increase, excluding the impact from acquisitions, is primarily attributed to $59 million from the relationship of net selling price to raw material costs, $29 million decrease of depreciation expense, $11 million decrease in amortization expense, $188 million decrease in business integration and impairment charges, and $35 million of improved manufacturing efficiencies partially offset by $27 million from volume declines described above, $4 million of increased selling, general and administrative expenses and $8 million of operating loss from acquisitions.  The operating income from acquisitions for periods without comparable prior year activity was negative $8 million which includes $29 million of selling, general and administrative expenses, $28 million of business integration expenses, $37 million of depreciation expense and $14 million of amortization expense.  The following discussion in this section provides a comparison of operating income by business segment.

	Fiscal Year
	2012	2011	$ Change	% Change
Operating income (loss):
Rigid Open Top	$159	$155	$4	3%
Rigid Closed Top	95	77	18	23%
Rigid Packaging	$254	$232	$22	9%
Engineered Materials	70	(71)	141	199%
Flexible Packaging	1	(119)	120	101%
Total operating income	$325	$42	$283	674%

Operating income for the Rigid Open Top business increased from $155 million (12% of net sales) in fiscal 2011 to $159 million (13% of net sales) in fiscal 2012.  This increase is primarily attributed to a $26 million improvement in the relationship of net selling price to raw material costs and $12 million reduction of depreciation and amortization expense partially offset by a decline in manufacturing efficiencies of $6 million, $17 million increase in business integration expenses, volume declines described above of $7 million and $4 million increase of selling, general and administrative expenses. Operating income for the Rigid Closed Top business increased from $77 million (7% of net sales) in fiscal 2011 to $95 million (7% of net sales) in fiscal 2012.  This increase is primarily attributed to a $28 million increase of manufacturing efficiencies, $5 million reduction of selling, general and administrative expense, $4 million from acquisition volume and $9 million reduction of depreciation and amortization expense partially offset by $2 million decrease in the relationship of net selling price to raw material costs, $9 million from the volume decline described above and $17 million of increased business integration expense. Operating income for the Engineered Materials business improved from a loss of $71 million (-5% of net sales) in fiscal 2011 to $70 million (5% of net sales) in fiscal 2012.  This increase is primarily attributed to a $18 million improvement in the relationship of net selling price to raw material costs, $14 million of improved operating performance in manufacturing, $4 million reduction of depreciation and amortization expense and $127 million decrease in business integration and impairment charges partially offset by $8 million of volume decline described above, $12 million loss from acquisition volume and $2 million increase in selling, general and administrative expenses.  Operating loss for the Flexible Packaging business improved from a loss of  $119 million (-15% of net sales) in fiscal 2011 to $1 million (0% of net sales) in fiscal 2012.  This improvement is primarily attributed to a $17 million improvement in the relationship of net selling price to raw material costs, $96 million reduction of business integration and impairment charges and $16 million reduction of depreciation and amortization expense partially offset by $4 million from the volume decline described above, $4 million increase of selling, general and administrative expense, and a $1 million decline in manufacturing efficiencies.

Debt Extinguishment.  Debt extinguishment decreased by $68 million during fiscal 2012 as a result of loss on extinguishment of debt of $68 million in fiscal 2011 attributed to the write-off of deferred fees, debt discount and the premiums paid related to the debt extinguishment of the Company’s 8⅞% Second Priority Senior Secured Notes.

Other Income, Net. Other income was $7 million in fiscal 2012 and fiscal 2011, respectively.  These gains are attributed to the fair value adjustment for our interest rate swaps.

Interest Expense, Net.  Interest expense increased slightly from $327 million in fiscal 2011 to $328 million in fiscal 2012.

Income Tax Expense (Benefit).  Fiscal 2012, we recorded an income tax expense of $2 million or an effective tax rate of 50% compared to an income tax benefit of $47 million or an effective tax rate of 14% in fiscal 2011 due to the relative impact of permanent items on the pre-tax income and establishment of valuation allowance for certain foreign losses where benefits are not expected to be realized.

 Income Tax Matters

The Company had unused United States federal operating loss carryforwards to offset future taxable income of $824 million which begin to expire in 2025 through 2031.  As of fiscal year end 2013, the Company had foreign net operating loss carryforwards of $117 million, which will be available to offset future taxable income.  Alternative minimum tax credit carryforwards of $9 million are available to the Company indefinitely to reduce future years’ U.S. federal income taxes.  The net operating losses are subject to an annual limitation under guidance from the Internal Revenue Code, however, all of the Company’s Federal net operating loss carryforwards should be available for use within the next five years.  As part of the effective tax rate calculation, if we determine that a deferred tax asset arising from temporary differences is not likely to be utilized, we will establish a valuation allowance against that asset to record it at its expected realizable value.  The Company has not provided a valuation allowance on its net federal net operating loss carryforwards in the United States because it has determined that future reversals of its temporary taxable differences will occur in the same periods and are of the same nature as the temporary differences giving rise to the deferred tax assets.  Our valuation allowance against deferred tax assets was $59 million and $51 million at the end of fiscal 2013 and 2012, respectively, related to certain foreign and state deferred tax assets.

In connection with the initial public offering, the Company entered into an income tax receivable agreement that provides for the payment to pre-initial public offering stockholders, option holders and holders of our stock appreciation rights, 85% of the amount of cash savings, if any, in U.S. federal, foreign, state and local income tax that are actually realized (or are deemed to be realized in the case of a change of control) as a result of the utilization of our and our subsidiaries’ net operating losses attributable to periods prior to the initial public offering.  The Company expects to pay between $313 million and $360 million in cash related to this agreement.  This range is based on the Company's assumptions using various items, including valuation analysis and current tax law.  The Company recorded an obligation of $313 million which was recognized as a reduction of Paid-in capital on the Consolidated Balance Sheets.  The balance at the end of fiscal 2013 was $308 million.

Liquidity and Capital Resources

Senior Secured Credit Facility

Through our wholly owned subsidiary Berry Plastics Corporation, we  have senior secured credit facilities consisting of $2.5 billion of term loans and a $650 million asset-based revolving line of credit (“Credit Facility”).  $1.1 billion of the term loan matures in April 2015, $1.4 billion of the term loan matures in February 2020 and the revolving line of credit matures in June 2016, subject to certain conditions.  The availability under the revolving line of credit is the lesser of $650 million or a defined borrowing base which is calculated based on available accounts receivable and inventory.  The revolving line of credit allows up to $130 million of letters of credit to be issued instead of borrowings under the revolving line of credit.  At the end of fiscal 2013, the Company had no outstanding balance on the revolving credit facility, $44 million outstanding letters of credit and a $75 million borrowing base reserve providing unused borrowing capacity of $531 million under the revolving line of credit.  The Company was in compliance with all covenants at the end of fiscal 2013.

Our fixed charge coverage ratio, as defined in the revolving credit facility, is calculated based on a numerator consisting of Adjusted EBITDA less pro forma adjustments, income taxes paid in cash and capital expenditures, and a denominator consisting of scheduled principal payments in respect of indebtedness for borrowed money, interest expense and certain distributions.  We are obligated to sustain a minimum fixed charge coverage ratio of 1.0 to 1.0 under the revolving credit facility at any time when the aggregate unused capacity under the revolving credit facility is less than 10% of the lesser of the revolving credit facility commitments and the borrowing base (and for 10 business days following the date upon which availability exceeds such threshold) or during the continuation of an event of default.  At the end of fiscal 2013, the Company had unused borrowing capacity of $531 million under the revolving credit facility and thus was not subject to the minimum fixed charge coverage ratio covenant.  Our fixed charge coverage ratio was 2.2 to 1.0  at the end of fiscal 2013.

Despite not having financial maintenance covenants, our debt agreements contain certain negative covenants.  The failure to comply with these negative covenants could restrict our ability to incur additional indebtedness, effect acquisitions, enter into certain significant business combinations, make distributions or redeem indebtedness.  The term loan facility contains a negative covenant first lien secured leverage ratio covenant of 4.0 to 1.0 on a pro forma basis for a proposed transaction, such as an acquisition or incurrence of additional first lien debt.  Our  first lien secured leverage ratio was 3.2 to 1.0 at the end of fiscal 2013.

A key financial metric utilized in the calculation of the first lien leverage ratio is Adjusted EBITDA as defined in the Company’s senior secured credit facilities.  The following table reconciles (i) our Adjusted EBITDA to net income under GAAP and (ii) our Adjusted Free Cash Flow to cash flow from operating activities under GAAP.

		Quarterly Period Ended
	Fiscal 2013	September 28, 2013
Adjusted EBITDA	$790	$195
Net interest expense	(244)	(56)
Depreciation and amortization	(341)	(83)
Income tax expense	(28)	(9)
Business optimization and other expense	(27)	(13)
Restructuring and impairment	(14)	(7)
Extinguishment of debt	(64)	—
Pro forma acquisitions	(2)	—
Unrealized cost savings	(13)	(1)
Net income	$57	$26
Cash flow from operating activities	$464	$167
Net additions to property, plant and equipment	(221)	(47)
Adjusted free cash flow	$243	$120
Cash flow from investing activities	(245)	(47)
Cash flow from financing activities	(164)	(4)

Adjusted EBITDA and Adjusted Free Cash Flow, as presented in this document, are supplemental financial measures that are not required by, or presented in accordance with, generally accepted accounting principles in the United States (“GAAP”). Adjusted EBITDA and Adjusted Free Cash Flow are not GAAP financial measures and should not be considered as an alternative to operating or net income or cash flows from operating activities, in each case determined in accordance with GAAP.  We define “Adjusted EBITDA” as net income (loss) before depreciation and amortization, income tax expense (benefit), interest expense (net) and certain restructuring and business optimization charges and as adjusted for unrealized cost reductions and acquired businesses, including unrealized synergies, which are more particularly defined in our credit documents and the indentures governing our notes. Adjusted EBITDA is used by our lenders for debt covenant compliance purposes and by our management as one of several measures to evaluate management performance. While the determination of appropriate adjustments in the calculation of Adjusted EBITDA is subject to interpretation under the terms of the Credit Facility, management believes the adjustments described above are in accordance with the covenants in the Credit Facility. Adjusted EBITDA eliminates certain charges that we believe do not reflect operations and underlying operational performance. Although we use Adjusted EBITDA as a financial measure to assess the performance of our business, the use of Adjusted EBITDA has important limitations, including that (1) Adjusted EBITDA does not represent funds available for dividends, reinvestment or other discretionary uses, or account for one-time expenses and charges; (2) Adjusted EBITDA does not reflect cash outlays for capital expenditures or contractual commitments; (3) Adjusted EBITDA does not reflect changes in, or cash requirements for, working capital; (4) Adjusted EBITDA does not reflect the interest expense or the cash requirements necessary to service interest or principal payments on indebtedness; (5) Adjusted EBITDA does not reflect income tax expense or the cash necessary to pay income taxes; (6) Adjusted EBITDA excludes depreciation and amortization and, although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Adjusted EBITDA does not reflect cash requirements for such replacements; and (7) Adjusted EBITDA does not reflect the impact of earnings or charges resulting from matters we consider not to be indicative of our ongoing operations.

We define “Adjusted Free Cash Flow” as cash flow from operating activities less additions to property, plant and equipment. We use Adjusted Free Cash Flow as a measure of liquidity because it assists us in assessing our company’s ability to fund its growth through its generation of cash. We believe Adjusted Free Cash Flow is useful to an investor in evaluating our liquidity because Adjusted Free Cash Flow and similar measures are widely used by investors, securities analysts and other interested parties in our industry to measure a company’s liquidity without regard to revenue and expense recognition, which can vary depending upon accounting methods. Although we use Adjusted Free Cash Flow as a liquidity measure to assess our ability to generate cash, the use of Adjusted Free Cash Flow has important limitations, including that: (1) Adjusted Free Cash Flow does not reflect the cash requirements necessary to service principal payments on our indebtedness; and (2) Adjusted Free Cash Flow removes the impact of accrual basis accounting on asset accounts and non-debt liability accounts.

Adjusted EBITDA and Adjusted Free Cash Flow may be calculated differently by other companies, including other companies in our industry, limiting their usefulness as comparative measures. Because of these limitations, you should consider Adjusted EBITDA and Adjusted Free Cash Flow alongside other performance measures and liquidity measures, including operating income, various cash flow metrics, net income and our other GAAP results.

Contractual Obligations and Off Balance Sheet Transactions

Our contractual cash obligations at the end of fiscal 2013 are summarized in the following table which does not give any effect to the tax receivable agreement and income taxes payable as we cannot reasonably estimate the timing of future cash outflows associated with those commitments.

	Payments due by period as of the end of fiscal 2013
	Total	< 1 year	1-3 years	4-5 years	> 5 years
Long-term debt, excluding capital leases	$3,842	$46	$1,141	$528	$2,127
Capital leases (a)	127	30	53	23	21
Fixed interest rate payments (b)	793	129	251	237	176
Variable interest rate payments (c)	340	73	109	94	64
Operating leases	301	44	80	63	114
Funding of pension and other postretirement obligations (d)	7	7	—	—	—
Total contractual cash obligations	$5,410	$329	$1,634	$945	$2,502

(a)	Includes anticipated interest of $15 million over the life of the capital leases.
(b)	Includes variable rate debt subject to interest rate swap agreements.
(c)	Based on applicable interest rates in effect end of fiscal 2013.
(d)
Pension and other postretirement contributions have been included in the above table for the next fiscal year. The amount is the estimated contributions to our defined benefit plans. The assumptions used by the actuary in calculating the projection includes weighted average return on pension assets of approximately 8% for fiscal 2013. The estimation may vary based on the actual return on our plan assets. See Note 9 to the Consolidated or Combined Financial Statements of this Form 10-K for more information on these obligations.

Cash Flows from Operating Activities

Net cash from operating activities was $464 million for fiscal 2013 compared to $479 million of cash flows from operating activities for fiscal 2012.  The change is primarily attributed to additional working capital used in fiscal 2013 due to higher raw material costs partially offset by improved operating performance and the settlement of an interest rate hedge for $16 million.

Net cash from operating activities was $479 million for fiscal 2012 compared to $327 million of cash flows provided by operating activities for fiscal 2011.  The change is primarily the result of improved profitability, excluding non-cash charges.

Cash Flows from Investing Activities

Net cash used for investing activities was $245 million for fiscal 2013 compared to net cash used of $255 million for fiscal 2012.  The change is primarily as a result of a decline in acquisition activity partially offset by increased capital expenditures.

Net cash used for investing activities was $255 million for fiscal 2012 compared to net cash used of $523 million for fiscal 2011.  The change is primarily a result of higher expenditures to finance acquisitions in fiscal 2011 partially offset by higher capital expenditures in fiscal 2012.

Cash Flows from Financing Activities

Net cash used for financing activities was $164 million for fiscal 2013 compared to $179 million of cash used for financing activities for fiscal 2012.  This change is primarily attributed to proceeds from issuance of common stock and incremental term loan capital restructure, which we utilized to repurchase the 11% Senior Subordinated Notes, Second Priority Senior Secured Floating Rate Notes, First Priority Senior Secured Floating Rate Notes, 101⁄4% Senior Subordinated and  81⁄4% First Priority Senior Secured Notes.

Net cash used for financing activities was $179 million for fiscal 2012 compared to $90 million of cash provided by financing activities for fiscal 2011.  This change is primarily attributed to the net cash used for repayment of the revolving line of credit in fiscal 2012.

We expect to pay between $313 million and $360 million related to the TRA through 2017.  The payment range is based on the Company's assumptions using various items, including valuation analysis and current tax law.  Payments under the TRA are not conditioned upon the parties' continued ownership of the Company.  During fiscal 2013, we made $5 million of payments related to the TRA with an additional $32 million being paid in the first fiscal quarter of 2014.

Based on our current level of operations, we believe that cash flow from operations and available cash, together with available borrowings under our senior secured credit facilities, will be adequate to meet our short-term liquidity needs over the next twelve months.  We base such belief on historical experience and the funds available under the senior secured credit facility.  In addition we believe that we have the business strategy and resources to generate free cash flow from operations in the long term.  We do not expect this free cash flow to be sufficient to cover all long-term debt obligations and intend to refinance these obligations prior to maturity.  However, we cannot predict our future results of operations and our ability to meet our obligations involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section in this Form 10-K.  In particular, increases in the cost of resin which we are unable to pass through to our customers on a timely basis or significant acquisitions could severely impact our liquidity.  At the end of fiscal 2013, our cash balance was $142 million, and we had unused borrowing capacity of $531 million under our revolving line of credit.

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

Accrued Rebates.  We offer various rebates to our customers in exchange for their purchases.  These rebate programs are individually negotiated with our customers and contain a variety of different terms and conditions.  Certain rebates are calculated as flat percentages of purchases, while others include tiered volume incentives.  These rebates may be payable monthly, quarterly, or annually.  The calculation of the accrued rebate balance involves significant management estimates, especially where the terms of the rebate involve tiered volume levels that require estimates of expected annual sales.  These provisions are based on estimates derived from current program requirements and historical experience.  We use all available information when calculating these reserves.  Our accrual for customer rebates was $55 million and $68 million as of the end of fiscal 2013 and 2012, respectively.

Impairments of Long-Lived Assets.  In accordance with the guidance from the FASB for the impairment or disposal of long-lived assets we review long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable.  Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts.  The impairment loss is measured by comparing the fair value of the asset to its carrying amount.  We recognized non-cash asset impairment of long-lived assets of $5 million, $20 million and $35 million in fiscal 2013, 2012 and 2011, respectively.

Goodwill and Other Indefinite Lived Intangible Assets.  We evaluate goodwill using a qualitative assessment to determine whether it is more likely than not that the fair value of any reporting unit is less that the carrying amount.  If we determine that the fair value of the reporting unit may be less than its carrying amount, we evaluate goodwill using a two-step impairment test.  Otherwise, we conclude that no impairment is indicated and we do not perform the two-step impairment test.

We conduct our business through four operating segments, Rigid Open Top, Rigid Closed Top (collectively Rigid Packaging), Engineered Materials and Flexible Packaging.  For purposes of conducting our annual goodwill impairment test, we have determined that we have five reporting units, Rigid Open Top, Rigid Closed Top, Engineered Materials, Flexible Packaging and Tapes.  Engineered Materials and Tapes operations comprise Engineered Materials operating segment.  We determined that each of the components within our respective reporting units have similar economic characteristics and therefore should be aggregated and tested at the respective level as one reporting unit.  We reached this conclusion because within each of our reporting units, we have similar products and production processes which allow us to share assets and resources across the product lines.  We regularly re-align our production equipment and manufacturing facilities in order to take advantage of cost savings opportunities, obtain synergies and create manufacturing efficiencies.  In addition, we utilize our research and development centers, design center, tool shops, and graphics center which all provide benefits to each of the reporting units and work on new products that can not only benefit one product line, but can benefit multiple product lines.  We also believe that the goodwill is recoverable from the overall operations of the unit given the similarity in production processes, synergies from leveraging the combined resources, common raw materials, common research and development, similar margins and similar distribution methodologies.  There were no indicators of impairment in the fourth quarter that required us to perform a test for the recoverability of goodwill.

In conducting a qualitative assessment, the Company analyzes a variety of events or factors that may influence the fair value of the reporting unit, including, but not limited to:  the results of prior quantitative tests performed; changes in the carrying amount of the reporting unit; actual and projected operating results, primarily focused on revenue growth trends and earnings; relevant market data for both the company and its peer companies; industry outlooks; macroeconomic conditions; liquidity; changes in key personnel; and the Company’s competitive position.  Significant judgment is used to evaluate the totality of these events and factors to make the determination of whether it is more likely than not that the fair value of the reporting unit is less than its carrying value.

If the qualitative assessment concludes that the two-step impairment test is necessary, we first compare the book value of a reporting unit, including goodwill, with its fair value.  The fair value is estimated based on a market approach and a discounted cash flow analysis, also known as the income approach, and is reconciled back to the current market capitalization for Berry Plastics to ensure that the implied control premium is reasonable.  If the book value of a reporting unit exceeds its fair value, we perform the second step to estimate an implied fair value of the reporting unit’s goodwill by allocating the fair value of the reporting unit to all of the assets and liabilities other than goodwill (including any unrecognized intangible assets).  The difference between the total fair value of the reporting unit and the fair value of all the assets and liabilities other than goodwill is the implied fair value of that goodwill.  The amount of impairment loss is equal to the excess of the book value of the goodwill over the implied fair value of that goodwill.

Based on the favorable results of the qualitative assessment conducted on the first day of our fiscal fourth quarter, there was no goodwill impairment charge recorded in 2013.  Goodwill as of September 28, 2013, by reporting unit is as follows:

Goodwill as of September 28, 2013
Rigid Open Top	$681
Rigid Closed Top	831
Engineered Films	54
Tapes	19
Flexible Packaging	49
$1,634

Based on our estimated evaluation of the events and factors outlined above for each of our reporting units, we believe that the value of each of our reporting units is either equal to or higher than last year as supported by the growth in our overall market capitalization and total enterprise value.  Further, in connection with our initial public offering, we are required to make payments to our former shareholders of cash savings we generate from use of our tax assets that existed prior to our initial public offering.  The allocation of this obligation to each of the reporting units reduced the carrying value of each unit in the current year.  Further, each of our reporting units experienced growth in the market multiples used to value the respective reporting unit based on the overall growth of our market capitalization and that of our competitors and peers.  Our Closed Top, Engineered Films and Tapes reporting units have all seen sales growth consistent with or in excess of our forecasts.  Further, earnings have increased as seen in our overall operating results for the Company as more fully described in our management discussion and analysis.  Our Rigid Open Top reporting unit has seen a decline in the current year related to some volume losses, selling price to raw material declines and manufacturing performance issues.  These declines in operating performance have been offset by the development and launch of the Company’s Versalite product which will generate future revenues which were not contemplated in historical forecasts for the reporting unit.  Further, the Company has undertaken certain restructuring activities which will consolidate facilities and reduce costs which will benefit long-term cash flows from this reporting unit.  Finally, the market multiples for the Rigid Open Top peers continue to be strong which continues to support that the historical valuations for this reporting unit are still substantially in excess of the carrying value.  Finally, the Flexible Packaging reporting unit saw the strongest growth in market multiples across their peer group leading to implied higher valuations.  The Company has experienced lower sales and earnings estimates than originally forecast but given the capital expenditure investments believes that earnings potential exists in this reporting unit.  Given the overall growth in our market capitalization since our initial public offering, we believe that this supports that it is more likely than not that the fair value of our reporting units is more than their carrying value.

We also performed our annual impairment test for fiscal 2013 of our indefinite lived intangible assets, which relates to our Rigid Packaging business.  The cash flow assumptions, growth rates and risks to these cash flows are similar to those used in our analysis to determine the fair value of our combined Rigid Packaging businesses.  The annual impairment test did not result in any impairment as the fair value exceeded the carrying value.

Deferred Taxes and Effective Tax Rates.  We estimate the effective tax rates (“ETR”) and associated liabilities or assets for each of our legal entities of ours in accordance with authoritative guidance.  We use tax planning to minimize or defer tax liabilities to future periods.  In recording ETRs and related liabilities and assets, we rely upon estimates, which are based upon our interpretation of United States and local tax laws as they apply to our legal entities and our overall tax structure.  Audits by local tax jurisdictions, including the United States Government, could yield different interpretations from our own and cause the Company to owe more taxes than originally recorded.  For interim periods, we accrue our tax provision at the ETR that we expect for the full year.  As the actual results from our various businesses vary from our estimates earlier in the year, we adjust the succeeding interim periods’ ETRs to reflect our best estimate for the year-to-date results and for the full year.  As part of the ETR, if we determine that a deferred tax asset arising from temporary differences is not likely to be utilized, we will establish a valuation allowance against that asset to record it at its expected realizable value.  In multiple foreign jurisdictions, the Company believes that it will not generate sufficient future taxable income to realize the related tax benefits.  The Company has provided a full valuation allowance against its foreign net operating losses included within the deferred tax assets in multiple foreign jurisdictions.  The Company has not provided a valuation allowance on its federal net operating losses in the United States because it has determined that future reversals of its temporary taxable differences will occur in the same periods and are of the same nature as the temporary differences giving rise to the deferred tax assets.  Changes in our valuation allowance could also impact our TRA obligation.  Our valuation allowance against deferred tax assets was $59 million and $51 million as of the end of fiscal 2013 and 2012, respectively.

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

Item 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

We are exposed to market risk from changes in interest rates primarily through our senior secured credit facilities.  Our senior secured credit facilities are comprised of (i) $2.6 billion of term loans and (ii) a $650 million revolving credit facility.  At September 28, 2013, the Company had no outstanding balance on the revolving credit facility.  The net outstanding balance of the term loans was $2.5 billion at September 28, 2013.  Borrowings under our senior secured credit facilities bear interest, at our option, at either an alternate base rate or an adjusted LIBOR rate for a one-, two-, three- or six month interest period, or a nine- or twelve-month period, if available to all relevant lenders, in each case, plus an applicable margin.  A 0.25% change in LIBOR would not have a material impact on our interest expense.

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

In February 2013, the Company entered into an interest rate swap transaction to manage cash flow variability associated with $1 billion of outstanding variable rate term loan debt. The agreement swapped the greater of a three-month variable LIBOR contract or 1.00% for a fixed three-year rate of 2.355%, with an effective date in May 2016 and expiration in May 2019.  In June 2013, the Company elected to settle this derivative instrument and received $16 million as a result of this settlement.  The offset is included in Accumulated other comprehensive loss and Deferred income taxes and will be amortized to Interest expense from May 2016 through May 2019, the original term of the swap agreement.

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

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements
Report of Independent Registered Public Accounting Firm	33
Consolidated Balance Sheets as of fiscal 2013 and 2012	34
Consolidated Statements of Operations and Comprehensive Income (Loss) for fiscal 2013, 2012 and 2011	35
Consolidated Statements of Changes in Stockholders' Equity as of fiscal 2013, 2012 and 2011	36
Consolidated Statements of Cash Flows for fiscal 2013, 2012 and 2011	37
Notes to Consolidated Financial Statements	38
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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 28, 2013. The scope of management’s assessment of the effectiveness of internal control over financial reporting includes all of the Company’s businesses. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based upon its assessment, management believes that as of September 28, 2013, the Company’s internal controls over financial reporting were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting occurred during the fourth quarter of fiscal 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.                        OTHER INFORMATION

Option Modification

In August 2013, the Company implemented certain modifications to the Berry Plastics Group Inc. 2006 Equity Incentive Plan and the Berry Plastics Group, Inc. 2012 Long Term Incentive Plan.  See “Item 1. Business—Recent Developments—Option Modification,” which is incorporated by reference into this Item.

Disclosure Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act

Apollo has provided notice to us that, as of October 24, 2013, certain investment funds managed by affiliates of Apollo Global Management, LLC (“Apollo”) beneficially owned approximately 22% of the limited liability company interests of CEVA Holdings, LLC (“CEVA”).  Under the limited liability company agreement governing CEVA, certain investment funds managed by affiliates of Apollo hold a majority of the voting power of CEVA and have the right to elect a majority of the board of CEVA.  CEVA may be deemed to be under common control with us, but this statement is not meant to be an admission that common control exists.  As a result, it appears that we are required to provide disclosures as set forth below pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 (“ITRA”) and Section 13(r) of the Securities Exchange Act of 1934, as amended.

Apollo has informed us that CEVA has provided it with the information below relevant to Section 13(r) of the Exchange Act.  The disclosure below does not relate to any activities conducted by us and does not involve us or our management. The disclosure relates solely to activities conducted by CEVA and its consolidated subsidiaries.  We have not independently verified or participated in the preparation of the disclosure below.

 “Through an internal review of its global operations, CEVA has identified the following transactions in an Initial Notice of Voluntary Self-Disclosure that CEVA filed with the U.S. Treasury Department Office of Foreign Assets Control (“OFAC”) on October 28, 2013.  CEVA’s review is ongoing.  CEVA will file a further report with OFAC after completing its review.

The internal review indicates that, in December 2012, CEVA Freight Italy Srl (“CEVA Italy”) provided customs brokerage and freight forwarding services for the export to Iran of two measurement instruments to the Iranian Offshore Engineering Construction Company, a joint venture between two entities that are identified on OFAC’s list of Specially Designated Nationals (“SDN”).  The revenues and net profits for these services were approximately $1,260.64 USD and $151.30 USD, respectively.  In February 2013, CEVA Freight Holdings (Malaysia) SDN BHD (“CEVA Malaysia”) provided customs brokerage for export and local haulage services for a shipment of polyethylene resin to Iran shipped on a vessel owned and/or operated by HDS Lines, also an SDN.  The revenues and net profits for these services were approximately $779.54 USD and $311.13 USD, respectively.  In September 2013, CEVA Malaysia provided customs brokerage services for the import into Malaysia of fruit juice from Alifard Co. in Iran via HDS Lines.  The revenues and net profits for these services were approximately $227.41 USD and $89.29 USD, respectively.

These transactions violate the terms of internal CEVA compliance policies, which prohibit transactions involving Iran.  Upon discovering these transactions, CEVA promptly launched an internal investigation, and is taking action to block and prevent such transactions in the future.  CEVA intends to cooperate with OFAC in its review of this matter.”

PART III

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item, with the exception of the Code of Ethics disclosure below, is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with the 2014 Annual Meeting of Stockholders.

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

Item 11.  EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with the 2014 Annual Meeting of Stockholders.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item, is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with the 2014 Annual Meeting of Stockholders.

 Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

 The information required by this Item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with the 2014 Annual Meeting of Stockholders.

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with the 2014 Annual Meeting of Stockholders.

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

  REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Berry Plastics Group, Inc.

 We have audited the accompanying consolidated balance sheets of Berry Plastics Group, Inc. as of September 28, 2013 and September 29, 2012, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders' equity (deficit), and cash flows for each of the three years in the period ended September 28, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Berry Plastics Group, Inc. at September 28, 2013 and September 29, 2012, and the consolidated results of its operations and its cash flows for the three years in the period ended September 28, 2013, in conformity with U.S. generally accepted accounting principles.

Indianapolis, Indiana December 11, 2013	/s/ Ernst and Young LLP

Berry Plastics Group, Inc.
Consolidated Balance Sheets
       (in millions of dollars, except share data)

	September 28, 2013	September 29, 2012
Assets
Current assets:
Cash and cash equivalents	$142	$87
Accounts receivable, net	449	455
Inventories	575	535
Deferred income taxes	139	114
Prepaid expenses and other current assets	32	42
Total current assets	1,337	1,233
Property, plant and equipment, net	1,266	1,216
Goodwill, intangible assets and deferred costs, net	2,520	2,636
Other assets	12	21
Total assets	$5,135	$5,106

Liabilities and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$337	$306
Accrued expenses and other current liabilities	276	300
Current portion of long-term debt	71	40
Total current liabilities	684	646
Long-term debt, less current portion	3,875	4,431
Deferred income taxes	385	315
Other long-term liabilities	387	166
Total liabilities	5,331	5,558
Commitments and contingencies
Redeemable shares	-	23
Stockholders' equity (deficit):
Common stock: ($0.01 par value; 400,000,000 shares authorized; 115,895,927 shares issued and 115,825,443 shares outstanding as of September 28, 2013; 84,696,218 issued and 83,209,232 outstanding as of September 29, 2012)	1	1
Additional paid-in capital	322	131
Notes receivable-common stock	-	(2)
Non controlling interest	3	3
Accumulated deficit	(504)	(561)
Accumulated other comprehensive loss	(18)	(47)
Total stockholders' equity (deficit)	(196)	(475)
Total liabilities and stockholders' equity (deficit)	$5,135	$5,106

 See notes to consolidated financial statements.

Berry Plastics Group, Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(in millions of dollars, except share data)

	Fiscal years ended
	September 28, 2013	September 29, 2012	October 1, 2011
Net sales	$4,647	$4,766	$4,561
Costs and expenses:
Cost of goods sold	3,835	3,984	3,908
Selling, general and administrative	307	317	284
Amortization of intangibles	105	109	106
Restructuring and impairment charges	14	31	221
Operating income	386	325	42

Debt extinguishment	64	-	68
Other income, net	(7)	(7)	(7)
Interest expense, net	244	328	327
Income (loss) before income taxes	85	4	(346)
Income tax expense (benefit)	28	2	(47)
Net income (loss)	$57	$2	$(299)

Comprehensive income (loss):
Currency translation	(5)	6	(10)
Interest rate hedges	20	4	(8)
Defined benefit pension and retiree health benefit plans	34	(14)	(14)
Provision for income taxes related to other comprehensive income items	(20)	5	7
Comprehensive income (loss)	$86	$3	$(324)

Net income (loss) per share:
Basic	$0.50	$0.02	$(3.55)
Diluted	$0.48	$0.02	$(3.55)

Outstanding weighted-average shares: (in thousands)
Basic	113,486	83,435	84,121
Diluted	119,454	86,644	84,121

See notes to consolidated financial statements.

Berry Plastics Group, Inc.
      Consolidated Statements of Changes in Stockholders' Equity (Deficit)
(in millions of dollars)
	Common Stock	AdditionalPaid-in Capital	Notes Receivable-Common Stock	Non Controlling Interest	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at October 2, 2010	$1	$147	$(2)	$-	$(23)	$(264)		$(141)
Stock compensation expense	-	2	-	-	-	-		2
Non controlling interest	-	-	-	3	-	-		3
Fair value adjustment of redeemable stock	-	(7)	-	-	-	-		(7)
Net loss	-	-	-	-	-	(299)		(299)
Currency translation	-	-	-	-	(10)	-		(10)
Interest rate hedges, net of tax	-	-	-	-	(6)	-		(6)
Defined benefit pension and retiree health benefit plans, net of tax	-	-	-	-	(9)	-		(9)
Balance at October 1, 2011	$1	$142	$(2)	$3	$(48)	$(563)	-	$(467)
Stock compensation expense	-	2	-	-	-	-		2
Interest rate hedge, net of tax	-	-	-	-	3	-		3
Fair value adjustment of redeemable stock	-	(13)	-	-	-	-		(13)
Treasury stock, net	-	-	-	-	-	-		-
Net income	-	-	-	-	-	2		2
Currency translation	-	-	-	-	6	-		6
Defined benefit pension and retiree health benefit plans, net of tax	-	-	-	-	(8)	-		(8)
Balance at September 29, 2012	$1	$131	$(2)	$3	$(47)	$(561)		$(475)
Stock compensation expense	-	16	-	-	-	-		16
Repayment of note receivable	-	-	2	-	-	-		2
Proceeds from issuance of common stock	-	27	-	-	-	-		27
Termination of redeemable shares	-	23	-	-	-	-		23
Proceeds from initial public offering	-	438	-	-	-	-		438
Obligation under TRA	-	(313)	-	-	-	-		(313)
Derivative amortization, net of tax	-	-	-	-	3	-		3
Interest rate hedge, net of tax	-	-	-	-	10	-		10
Net income	-	-	-	-	-	57		57
Currency translation	-	-	-	-	(5)	-		(5)
Defined benefit pension and retiree health benefit plans, net of tax	-	-	-	-	21	-		21
Balance at September 28, 2013	$1	$322	$-	$3	$(18)	$(504)		$(196)

See notes to consolidated financial statements.

Berry Plastics Group, Inc.
   Consolidated Statements of Cash Flows
(in millions of dollars)

	Fiscal years ended
	September 28, 2013	September 29, 2012	October 1, 2011

Cash Flows from Operating Activities:
Net income (loss)	$57	$2	$(299)
Adjustments to reconcile net cash from operating activities:
Depreciation	236	246	238
Amortization of intangibles	105	109	106
Non-cash interest expense	14	24	21
Debt extinguishment	64	-	68
Settlement of interest rate hedge	16	-	-
Stock compensation expense	16	2	2
Deferred income taxes	22	1	(51)
Impairment of long-lived assets and goodwill	6	20	200
Other non-cash items	(6)	3	(9)
Changes in operating assets and liabilities:
Accounts receivable, net	3	95	(11)
Inventories	(43)	37	59
Prepaid expenses and other assets	15	(7)	25
Accounts payable and other liabilities	(41)	(53)	(22)
Net cash from operating activities	464	479	327

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(239)	(230)	(160)
Proceeds from disposal of assets	18	30	5
Acquisitions of business, net of cash acquired	(24)	(55)	(368)
Net cash from investing activities	(245)	(255)	(523)

Cash Flows from Financing Activities:
Proceeds from long-term borrowings	1,391	2	995
Repayment of long-term borrowings	(1,978)	(175)	(880)
Proceeds from issuance of common stock	27	-	-
Purchases of common stock	-	(6)	(2)
Payment of tax receivable agreement	(5)	-	-
Proceeds from initial public offering	438	-	-
Repayment of notes receivable	2	-	-
Debt financing fees	(39)	-	(23)
Net cash from financing activities	(164)	(179)	90
Effect of currency translation on cash	-	-	-
Net increase (decrease) in cash and cash equivalents	55	45	(106)
Cash and cash equivalents at beginning of period	87	42	148
Cash and cash equivalents at end of period	$142	$87	$42

See notes to consolidated financial statements.

Berry Plastics Group, Inc.
Notes to Consolidated Financial Statements
(in millions of dollars, except as otherwise noted)

1.  Basis of Presentation and Summary of Significant Accounting Policies

Background

Berry Plastics Group, Inc. (“Berry” or the “Company”) is a leading provider of value-added plastic consumer packaging and engineered materials with a track record of delivering high-quality customized solutions to our customers.  Representative examples of our products include drink cups, thin-wall containers, bottles, specialty closures, prescription vials, specialty films, adhesives and corrosion protection materials.  We sell our solutions predominantly into consumer-oriented end-markets, such as food and beverage, healthcare and personal care.

Initial Public Offering, Stock Split and TRA

In October 2012, the Company completed an initial public offering and sold 29,411,764 shares of common stock at a public offering price of $16.00 per share.  In conjunction with the initial public offering the Company executed a 12.25 for one stock split of the Company’s common stock.  The effect of the stock split on outstanding shares and earnings per share has been retroactively applied to all periods presented.  Transaction fees totaling $33 million were included in Paid-in capital on the Consolidated Balance Sheets.  Proceeds, net of transaction fees, of $438 million and cash from operations were used to repurchase $455 million of 11% Senior Subordinated Notes due September 2016.  As part of the repurchase the Company paid premiums of $13 million and wrote-off $3 million of deferred financing fees.

In connection with the initial public offering, the Company entered into an income tax receivable agreement ("TRA") that provides for the payment to pre-initial public offering stockholders, option holders and holders of our stock appreciation rights, 85% of the amount of cash savings, if any, in U.S. federal, foreign, state and local income tax that are actually realized (or are deemed to be realized in the case of a change of control) as a result of the utilization of our and our subsidiaries’ net operating losses attributable to periods prior to the initial public offering.  The Company expects to pay between $313 million and $360 million in cash related to this agreement.  This range is based on the Company's assumptions using various items, including valuation analysis and current tax law.  The Company recorded an obligation of $313 million which was recognized as a reduction of Paid-in capital on the Consolidated Balance Sheets.  Changes in the estimated TRA obligation will be recorded as Other expense (income) in the Consolidated Statement of Operations.  Payments under the TRA are not conditioned upon the parties' continued ownership of the Company.

Secondary Public Offerings

In April 2013, we completed a secondary public offering in which certain funds affiliated with Apollo Global Management, LLC (“Apollo”) and Graham Partners (“Graham”) sold 18,975,000 shares of common stock at $17.00 per share, which included 2,475,000 shares purchased by the underwriters upon the exercise in full of their option to purchase additional shares.  The selling stockholders received proceeds from the offering, which, net of underwriting fees, totaled $311 million.  The Company received no proceeds and incurred fees of $1 million related to this offering.

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

Basis of Presentation

Periods presented in these financial statements include fiscal periods ending September 28, 2013 (“fiscal 2013”), September 29, 2012 (“fiscal 2012”), and October 1, 2011 (“fiscal 2011”).  Berry, through its wholly-owned subsidiaries operates in four primary segments:  Rigid Open Top, Rigid Closed Top, Engineered Materials, and Flexible Packaging.  The Company’s customers are located principally throughout the United States, without significant concentration in any one region or with any one customer.  The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral.  The Company’s fiscal year is based on fifty-two or fifty-three week periods.  The Company has evaluated subsequent events through the date the financial statements were issued.

Reclassification Adjustments

Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.  The Company historically presented Other operating expenses in its Consolidated Statements of Operations, which consisted predominately of business optimization costs and management fees to affiliates of Apollo and Graham.  The Company has eliminated separate presentation of Other operating expenses from its Consolidated Statements of Operations to better align with the way the Company is reviewing its operating results.  The Company incurred business optimization costs of $16 million, $32 million and $31 million in fiscal 2013, fiscal 2012 and fiscal 2011, respectively and are included in Cost of goods sold.  The Company recorded management fees of $9 million in fiscal 2012 and fiscal 2011, respectively and are included in Selling, general and administrative expense.  The Company’s management fee agreement with Apollo and other investors terminated upon completion of the initial public offering.

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

Shipping, handling, purchasing, receiving, inspecting, warehousing, and other costs of distribution are presented in Cost of goods sold in the Consolidated Statements of Operations.  The Company classifies amounts charged to its customers for shipping and handling in Net sales in the Consolidated Statements of Operations.

Vendor Rebates, Purchases of Raw Materials and Concentration of Risk

The Company receives consideration in the form of rebates from certain vendors.  The Company accrues these as a reduction of inventory cost as earned under existing programs, and reflects as a reduction of cost of goods sold at the time that the related underlying inventory is sold to customers.

The largest supplier of the Company’s total resin material requirements represented approximately 20% of purchases in fiscal 2013.  The Company uses a variety of suppliers to meet its resin requirements.

Research and Development

Research and development costs are expensed when incurred.  The Company incurred research and development expenditures of $28 million, $25 million, and $20 million in fiscal 2013, 2012, and 2011, respectively.

Stock-Based Compensation

The compensation guidance of the FASB requires that the compensation cost relating to share-based payment transactions be recognized in financial statements based on alternative fair value models.  The share-based compensation cost is measured based on the fair value of the equity or liability instruments issued.  The Company’s share-based compensation plan is more fully described in Note 12.  The Company recorded total stock compensation expense of $16 million, $2 million, and $2 million for fiscal 2013, 2012 and 2011, respectively.

In August 2013, the Company  recorded an $8 million stock compensation charge related to certain modifications to the Berry Plastics Group Inc. 2006 Equity Incentive Plan and the Berry Plastics Group, Inc. 2012 Long-Term Incentive Plan (collectively, the "Plans"), and amended outstanding non-qualified stock option agreements to reflect such modifications.  The modifications, include (i) accelerated vesting of all unvested options upon an employee's death or permanent disability (ii) in the event of an employee's qualified retirement, continuation of the normal vesting period applicable to the retiree's unvested options, as well as an extension of the exercise period to the end of the original ten-year term of the retiree's vested options and (iii) all unvested options and stock appreciation rights that were subject to performance-based vesting criteria as of January 1, 2013 (excluding certain IRR performance-based options) were modified to time-based vesting.

The Company utilizes the Black-Scholes option valuation model for estimating the fair value of the stock options.  The model allows for the use of a range of assumptions.  Expected volatilities utilized in the Black-Scholes model are based on implied volatilities from traded stocks of peer companies. Similarly, the dividend yield is based on historical experience and the estimate of future dividend yields.  The risk-free interest rate is derived from the U.S. Treasury yield curve in effect at the time of grant.  The Company’s options have a ten year contractual life.  For purposes of the valuation model in fiscal 2013, the Company used the simplified method for determining the granted options expected lives.  The fair value for options granted has been estimated at the date of grant using a Black-Scholes model, with the following weighted average assumptions:

	Fiscal year
	2013	2012	2011
Risk-free interest rate	0.6%	0.6 - 0.9%	1.3%
Dividend yield	0.0%	0.0%	0.0%
Volatility factor	.38	.38	.32 - .34
Expected option life	7 years	5 years	5 years

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

Allowance for Doubtful Accounts

The Company’s accounts receivable and related allowance for doubtful accounts are analyzed in detail on a quarterly basis and all significant customers with delinquent balances are reviewed to determine future collectibility.  The determinations are based on legal issues (such as bankruptcy status), past history, current financial and credit agency reports, and the experience of the credit representatives.  Reserves are established in the quarter in which the Company makes the determination that the account is deemed uncollectible.  The Company maintains additional reserves based on its historical bad debt experience.  The following table summarizes the activity for fiscal 2013, 2012 and 2011 for the allowance for doubtful accounts:

	2013	2012	2011
Allowance for doubtful accounts, beginning	$3	$4	$4
Bad debt expense	1	1	1
Write-offs against allowance	(1)	(2)	(1)
Allowance for doubtful accounts, ending	$3	$3	$4

Inventories

Inventories are stated at the lower of cost or market and are valued using the first-in, first-out method.  Management periodically reviews inventory balances, using recent and future expected sales to identify slow-moving and/or obsolete items. The cost of spare parts inventory is charged to manufacturing overhead expense when incurred.  We evaluate our reserve for inventory obsolescence on a quarterly basis and review inventory on-hand to determine future salability.  We base our determinations on the age of the inventory and the experience of our personnel.  We reserve inventory that we deem to be not salable in the quarter in which we make the determination.  We believe, based on past history and our policies and procedures, that our net inventory is salable.  Inventory as of fiscal 2013 and 2012 was:

Inventories:	2013	2012
Finished goods	$335	$306
Raw materials	240	229
	$575	$535

Property, Plant and Equipment

Property, plant and equipment are stated at cost.  Depreciation is computed primarily by the straight-line method over the estimated useful lives of the assets ranging from 15 to 25 years for buildings and improvements, two to 10 years for machinery, equipment, and tooling and over the term of the agreement for capital leases.  Leasehold improvements are depreciated over the shorter of the useful life of the improvement or the lease term.  Repairs and maintenance costs are charged to expense as incurred.  The Company capitalized interest of $5 million, $5 million, and $3 million in fiscal 2013, 2012, and 2011, respectively.  Property, plant and equipment as of fiscal 2013 and 2012 was:

Property, plant and equipment:	2013	2012
Land, buildings and improvements	$302	$281
Equipment and construction in progress	2,241	2,019
	2,543	2,300
Less accumulated depreciation	(1,277)	(1,084)
	$1,266	$1,216
Long-lived Assets

Long-lived assets, including property, plant and equipment and definite lived intangible assets are reviewed for impairment at the product line level in accordance with the Property, Plant and Equipment standard of the ASC whenever facts and circumstances indicate that the carrying amount may not be recoverable.  Specifically, this process involves comparing an asset’s carrying value to the estimated undiscounted future cash flows the asset is expected to generate over its remaining life.  If this process were to result in the conclusion that the carrying value of a long-lived asset would not be recoverable, a write-down of the asset to fair value would be recorded through a charge to operations.  Fair value is determined based upon discounted cash flows or appraisals as appropriate.  Long-lived assets that are held for sale are reported at the lower of the assets’ carrying amount or fair value less costs related to the assets’ disposition.  We recorded impairment charges totaling $5 million, $20 million, and $35 million to write-down long-lived assets to their net realizable valuables during fiscal years 2013, 2012, and 2011 respectively.

Goodwill

 The Company follows the principles provided by the Goodwill and Other Intangibles standard of the ASC. Goodwill is not amortized but rather tested annually for impairment. The Company performs their annual impairment test on the first day of the fourth quarter in each respective fiscal year.  For purposes of conducting our annual goodwill impairment test, the Company determined that we have five reporting units, Open Top, Rigid Closed Top, Engineered Films, Flexible Packaging and Tapes.  Tapes and Engineered Films comprise the Engineered Materials operating segment.  We determined that each of the components within our respective reporting units have similar economic characteristics and therefore should be aggregated.  We reached this conclusion because within each of our reporting units, we have similar products and production processes which allow us to share assets and resources across the product lines.  We regularly re-align our production equipment and manufacturing facilities in order to take advantage of cost savings opportunities, obtain synergies and create manufacturing efficiencies.  In addition, we utilize our research and development centers, design center, tool shops, and graphics center which all provide benefits to each of the reporting units and work on new products that can not only benefit one product line, but can benefit multiple product lines.  We also believe that the goodwill is recoverable from the overall operations of the unit given the similarity in production processes, synergies from leveraging the combined resources, common raw materials, common research and development, similar margins and similar distribution methodologies.  In fiscal 2013, the Company applied the quantitative assessment to determine whether it is more likely than not that the fair value of the reporting unit may be less than the carrying amount.  Based on our review of prior quantitative tests, changes in the carrying values, operating results, relevant market data and other factors we determined that no impairment is indicated and we did not perform a two-step impairment test.  In fiscal 2012, we completed step 1 of the impairment test which indicated no impairment in any of our reporting units.  In fiscal 2011 the Company completed the annual impairment and determined the carrying value of the Specialty Films division, which is now included in the Engineered Materials and Flexible Packaging exceeded its fair value.  The Company performed the second step of its evaluation to calculate the impairment and as a result recorded a goodwill impairment charge of $165 million in Restructuring and impairment charges on the Consolidated Statement of Operations.  This impairment was primarily the result of  a base volume decline of 11% in our Engineered Materials and Flexible Packaging segments.  This base volume decline of 11% occurred because of a pricing strategy that we implemented in the second fiscal quarter of 2011.  The $165 million impairment charge incurred in fiscal 2011 is the Company’s only goodwill impairment charge.

The changes in the carrying amount of goodwill by reportable segment are as follows:

	Rigid Open Top	Rigid Closed Top	Engineered Materials	Flexible Packaging	Total
Balance as of fiscal 2011	$681	$819	$55	$40	$1,595
Foreign currency translation adjustment	-	2	-	-	2
Acquisitions(divestitures) goodwill, net	-	11	18	-	29
Balance as of fiscal 2012	$681	$832	$73	$40	$1,626

Foreign currency translation adjustment	-	(1)	1	-	-
Acquisitions(divestitures) goodwill, net	-	-	(1)	9	8
Balance as of fiscal 2013	$681	$831	$73	$49	$1,634

Deferred Financing Fees

Deferred financing fees are being amortized to interest expense using the effective interest method over the lives of the respective debt agreements.

Intangible Assets

Customer relationships are being amortized using an accelerated amortization method which corresponds with the customer attrition rates used in the initial valuation of the intangibles over the estimated life of the relationships which range from 11 to 20 years.  Trademarks that are expected to remain in use, which are indefinite lived intangible assets, are required to be reviewed for impairment annually.  Technology intangibles are being amortized using the straight-line method over the estimated life of the technology which is 11 years.  License intangibles are being amortized using the straight-line method over the life of the license which is 10 years.  Patent intangibles are being amortized using the straight-line method over the shorter of the estimated life of the technology or the patent expiration date ranging from 10 to 20 years, with a weighted-average life of 15 years.  The Company evaluates the remaining useful life of intangible assets on a periodic basis to determine whether events and circumstances warrant a revision to the remaining useful life.  We completed the annual impairment test of our indefinite lived tradenames and noted no impairment.  As discussed in Note 10, the Company recorded a $5 million and $17 million impairment charge related to the exit of certain operations in fiscal 2013 and fiscal 2012, respectively.

	Customer Relationships	Trademarks	Other Intangibles	Accumulated Amortization	Total
Balance as of fiscal 2011	$1,178	$286	$82	$(502)	$1,044
Adjustment for income taxes	-	-	(4)	-	(4)
Write-off of fully amortized intangibles	-	-	(7)	7	-
Amortization expense	-	-	-	(109)	(109)
Impairment of intangibles	(37)	-	-	20	(17)
Acquisition intangibles	12	3	28	-	43
Balance as of fiscal 2012	$1,153	$289	$99	$(584)	$957

Adjustment for income taxes	(7)	(1)	5	(2)	(5)
Foreign currency translation adjustment	-	-	2	-	2
Write-off of fully amortized intangibles	-	(5)	(1)	6	-
Amortization expense	-	-	-	(105)	(105)
Impairment of intangibles	(21)	(1)	-	17	(5)
Acquisition intangibles	9	1	2	-	12
Balance as of fiscal 2013	$1,134	$283	$107	$(668)	$856

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

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss).  Other comprehensive losses include net unrealized gains or losses resulting from currency translations of foreign subsidiaries, changes in the value of our derivative instruments and adjustments to the pension liability.

The accumulated balances related to each component of other comprehensive income (loss) were as follows (amounts below are net of taxes):

	Currency Translation	Defined Benefit Pension and Retiree Health Benefit Plans	Interest Rate Hedges	Accumulated Other Comprehensive Loss
Balance as of fiscal 2010	$(11)	$(12)	$-	$(23)
Other comprehensive loss	(10)	(14)	(8)	(32)
Tax expense (benefit)	-	5	2	7
Balance as of fiscal 2011	$(21)	$(21)	$(6)	$(48)
Other comprehensive income (loss)	6	(14)	4	(4)
Tax expense (benefit)	-	6	(1)	5
Balance as of fiscal 2012	$(15)	$(29)	$(3)	$(47)
Other comprehensive income (loss)	(5)	34	20	49
Tax expense (benefit)	-	(13)	(7)	(20)
Balance as of fiscal 2013	$(20)	$(8)	$10	$(18)

Accrued Rebates

The Company offers various rebates to customers based on purchases.  These rebate programs are individually negotiated with customers and contain a variety of different terms and conditions.  Certain rebates are calculated as flat percentages of purchases, while others included tiered volume incentives.  These rebates may be payable monthly, quarterly, or annually.  The calculation of the accrued rebate balance involves significant management estimates, especially where the terms of the rebate involve tiered volume levels that require estimates of expected annual sales.  These provisions are based on estimates derived from current program requirements and historical experience.  The accrual for customer rebates was $55 million and $68 million at the end of fiscal 2013 and 2012, respectively and is included in Accrued expenses and other current liabilities.

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

Net Income (Loss) Per Share

The Company calculates basic net income (loss) per share based on the weighted-average number of outstanding common shares.  The Company calculates diluted net income (loss) per share based on the weighted-average number of outstanding common shares plus the effect of dilutive securities.

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

Recently Issued Accounting Pronouncements

In February 2013, the FASB issued Accounting Standards Update No. 2013-02: Comprehensive Income (Topic 220), Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”).  This guidance requires companies to report, in one place, information about reclassifications out of accumulated other comprehensive income (AOCI). Companies also are required to present reclassifications by component when reporting changes in AOCI balances.  For significant items reclassified out of AOCI to net income in their entirety in the period, companies must report the effect of the reclassifications on the respective line items in the statement where net income is presented. In certain circumstances, this can be done on the face of that statement. Otherwise, it must be presented in the notes. For items not reclassified to net income in their entirety in the period (e.g., pension amounts that are capitalized in inventory), companies must cross-reference in a note to other required disclosures.   The adoption of ASU 2013-02 in fiscal 2013 did have an impact on the Company’s consolidated financial statements.

In July 2013, the FASB issued Accounting Standards Update No. 2013-11: Income Taxes (Topic 740), Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force) (“ASU 2013-11”).   An entity is required to present unrecognized tax benefits as a decrease in a net operating loss, similar tax loss or tax credit carryforward if certain criteria are met. The determination of whether a deferred tax asset is available is based on the unrecognized tax benefit and the deferred tax asset that exists at the reporting date and presumes disallowance of the tax position at the reporting date.  The guidance will eliminate the diversity in practice in the presentation of unrecognized tax benefits but will not alter the way in which entities assess deferred tax assets for realizability. ASU 2013-11 will be effective for the company in fiscal 2014.  The Company is currently assessing the impact to the consolidated financial statements.

2. Acquisition

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

Rexam Specialty and Beverage Closures

In September 2011, the Company acquired 100% of the capital stock of Rexam Closures Kentucky Inc., Rexam Delta Inc., Rexam Closures LLC, Rexam Closure Systems LLC, Rexam de Mexico S. de R.L. de C.V., Rexam Singapore PTE Ltd., Rexam Participacoes Ltda. and Rexam Plasticos do Brasil Ltda. (collectively, “Rexam SBC”) pursuant to an Equity Purchase Agreement by and among Rexam Inc., Rexam Closures and Containers Inc., Rexam Closure Systems Inc., Rexam Plastic Packaging Inc., Rexam Brazil Closure Inc., Rexam Beverage Can South America S.A. and the Company.  The aggregate purchase price was $351 million ($340 million, net of cash acquired).  Rexam SBC’s primary products include plastic closures, fitments and dispensing closure systems, and jars.  The newly added business is operated in the Company’s Rigid Closed Top reporting segment.  To finance the purchase, the Company used cash on hand and existing credit facilities.  The Rexam SBC acquisition has been accounted for under the purchase method of accounting, and accordingly, the purchase price has been allocated to the identifiable assets and liabilities based on estimated fair values at the acquisition date.

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

Pro forma net sales was $4,996 million and unaudited pro forma net loss was $307 million for fiscal 2011.  The pro forma net sales and net loss assume that the Rexam SBC acquisition had occurred as of the beginning of the respective periods.

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

3.  Long-Term Debt

Long-term debt consists of the following as of fiscal year-end 2013 and 2012:

	Maturity Date	2013	2012
Term loan	April 2015	$1,125	$1,134
Term loan	February 2020	1,397	-
Revolving line of credit	June 2016	-	73
9¾% Second Priority Notes	January 2021	800	800
9 1/2% Second Priority Notes	May 2018	500	500
Senior Unsecured Term Loan	June 2014	18	39
First Priority Senior Secured Floating Rate Notes	February 2015	-	681
8¼% First Priority Notes	November 2015	-	370
Second Priority Senior Secured Floating Rate Notes	September 2014	-	210
10¼% Senior Subordinated Notes	March 2016	-	127
11% Senior Subordinated Notes	September 2016	-	455
Debt discount, net		(8)	(9)
Capital leases and other	Various	114	91
		3,946	4,471
Less current portion of long-term debt		(71)	(40)
		$3,875	$4,431
Berry Plastics Corporation Senior Secured Credit Facility

Our wholly owned subsidiary Berry Plastics Corporation’s senior secured credit facilities consist of $2.5 billion of term loans and a $650 million asset-based revolving line of credit (“Credit Facility”). In February 2013, the Company entered into an incremental assumption agreement to increase the commitments under Berry Plastics Corporation’s existing term loan credit agreement by $1.4 billion. Berry Plastics Corporation borrowed loans in an aggregate principal amount equal to the full amount of the commitments on such date. The proceeds from the incremental term loan, in addition to borrowings under the revolving credit facility, were used to (a) satisfy and discharge all of Berry Plastics Corporation’s outstanding (i) Second Priority Senior Secured Floating Rate Notes due 2014, (ii) First Priority Senior Secured Floating Rate Notes due 2015, (iii) 101⁄4% Senior Subordinated Notes due 2016 and (iv) 81⁄4% First Priority Senior Secured Notes due 2015, which, in each case, were called for redemption in February 2013 and the related indentures and (b) pay related fees and expenses. The Company recognized a $48 million loss on extinguishment of debt related to this debt refinancing. $1.1 billion of the term loan matures in April 2015, $1.4 billion of the term loan matures in February 2020 and the revolving line of credit matures in June 2016, subject to certain conditions. The availability under the revolving line of credit is the lesser of $650 million or a defined borrowing base which is calculated based on available accounts receivable and inventory.

The borrowings under the senior secured credit facilities bear interest at a rate equal to an applicable margin plus, as determined at the Company’s option, either (a) a base rate determined by reference to the higher of (1) the prime rate of Credit Suisse, Cayman Islands Branch, as administrative agent, in the case of the term loan facility or Bank of America, N.A., as administrative agent, in the case of the revolving credit facility and (2) the U.S. federal funds rate plus 1/2 of 1% or (b) LIBOR determined by reference to the costs of funds for eurodollar deposits in dollars in the London interbank market for the interest period relevant to such borrowing Bank Compliance for certain additional costs. The applicable margin for LIBOR rate borrowings under the revolving credit facility range from 1.75% to 2.25%, term loan is 2.00% and the incremental term loan is 2.50% per annum with a LIBOR floor of 1.00%. The initial applicable margin for base rate borrowings under the revolving credit facility is 0% and under the term loan is 1.00%.

The term loan facility requires minimum quarterly principal payments of $7 million, with the remaining amount payable upon maturity. In addition, the Company must prepay the outstanding term loan, subject to certain exceptions, with (1) beginning with the Company’s first fiscal year after the closing, 50% (which percentage is subject to a minimum of 0% upon the achievement of certain leverage ratios) of excess cash flow (as defined in the credit agreement); and (2) 100% of the net cash proceeds of all non-ordinary course asset sales and casualty and condemnation events, if the Company does not reinvest or commit to reinvest those proceeds in assets to be used in its business or to make certain other permitted investments within 15 months, subject to certain limitations.

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

The Company’s fixed charge coverage ratio, as defined in the revolving credit facility, is calculated based on a numerator consisting of adjusted EBITDA less pro forma adjustments, income taxes paid in cash and capital expenditures, and a denominator consisting of scheduled principal payments in respect of indebtedness for borrowed money, interest expense and certain distributions.  We are obligated to sustain a minimum fixed charge coverage ratio of 1.0 to 1.0 under the revolving credit facility at any time when the aggregate unused capacity under the revolving credit facility is less than 10% of the lesser of the revolving credit facility commitments and the borrowing base (and for 10 business days following the date upon which availability exceeds such threshold) or during the continuation of an event of default.  At the end of fiscal 2013, the Company had unused borrowing capacity of $531 million under the revolving credit facility subject to a borrowing base and thus was not subject to the minimum fixed charge coverage ratio covenant.  The fixed charge ratio was 2.2 to 1.0, at the end of fiscal 2013.

Despite not having financial maintenance covenants, our debt agreements contain certain negative covenants.  The failure to comply with these negative covenants could restrict our ability to incur additional indebtedness, effect acquisitions, enter into certain significant business combinations, make distributions or redeem indebtedness.  The term loan facility contains a negative covenant first lien secured leverage ratio covenant of 4.0 to 1.0 on a pro forma basis for a proposed transaction, such as an acquisition or incurrence of additional first lien debt.  Our first lien secured leverage ratio was 3.2 to 1.0 at the end of fiscal 2013.

As of fiscal 2013, there was no outstanding balance on the revolving line of credit and $44 million in letters of credit outstanding.  As of fiscal 2013, the Company had unused borrowing capacity of $531 million under the revolving line of credit subject to the Company’s borrowing base calculations.

Future maturities of long-term debt as of fiscal year-end 2013 are as follows:

Fiscal Year	Maturities
2014	$71
2015	1,156
2016	32
2017	24
2018	524
Thereafter	2,147
$3,954

Interest paid was $245 million, $288 million, and $300 million in fiscal 2013, 2012, and 2011, respectively.

BP Parallel LLC (“BP Parallel”), a non-guarantor subsidiary of the Company, invested $21 million and $4 million to purchase assignments from non-affiliated third parties at then-prevailing market prices of $21 million and $5 million of principal of the Senior Unsecured Term Loan in fiscal 2013 and fiscal 2012, respectively.  We recognized a net gain of $1 million on the repurchase of the Senior Unsecured Term Loan in fiscal 2012, which is recorded in Other expense (income) in our Consolidated Statements of Operations.  BP Parallel did not purchase assignments of the Senior Unsecured Term Loan in 2011.

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

In November 2010, the Company entered into two separate interest rate swap transactions to manage cash flow variability associated with $1 billion of the outstanding variable rate term loan debt (the “2010 Swaps”).  The first agreement had a notional amount of $500 million and became effective in November 2010.  The agreement swaps three month variable LIBOR contracts for a fixed three year rate of 0.8925% and expires in November 2013.  The second agreement had a notional amount of $500 million and became effective in December 2010.  The agreement swaps three month variable LIBOR contracts for a fixed three year rate of 1.0235% and expires in November 2013.  In August 2011, the Company began utilizing 1-month LIBOR contracts for the underlying senior secured credit facility.  The Company’s change in interest rate selection caused the Company to lose hedge accounting on both of the interest rate swaps.  The Company recorded changes in fair value in the Consolidated Statement of Operations and will amortize the previously recorded unrealized losses of $1 million, net of tax as of fiscal year-end 2013 to Interest expense through the end of the respective swap agreements.

In February 2013, the Company entered into an interest rate swap transaction to protect $1 billion of outstanding variable rate term loan debt from future interest rate volatility. The agreement swapped the greater of a three-month variable LIBOR contract or 1.00% for a fixed three-year rate of 2.355%, with an effective date in May 2016 and expiration in May 2019. In June 2013, the Company elected to settle this derivative instrument and received $16 million as a result of this settlement.  The offset is included in Accumulated other comprehensive loss and Deferred income taxes and will be amortized to Interest expense from May 2016 through May 2019, the original term of the swap agreement.

	Liability Derivatives
Derivatives not designated as hedging instruments under FASB guidance	Balance Sheet Location	2013	2012
Interest rate swaps – 2010 Swaps	Other long-term liabilities	$1	$7

The effect of the derivative instruments on the Consolidated Statement of Operations are as follows:

Derivatives not designated as hedging instruments under FASB guidance	Statement of Operations Location	2013	2012
Interest rate swaps – 2010 Swaps	Other expense (income)	$(6)	$-
	Interest expense	$4	$4

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

The Company’s financial instruments consist primarily of cash and cash equivalents, long-term debt, interest rate swap agreements and capital lease obligations.  The fair value of our long-term indebtedness exceeded book value by $164 million and $195 million as of fiscal 2013 and fiscal 2012, respectively.  The Company’s long-term debt fair values were determined using Level 2 inputs as other significant observable inputs were not available.

Redeemable Common Stock

The Company had entered into agreements with former employees that required the Company to redeem certain common stock held by such former employees at pre-determined dates.  Redemption of this common stock was based on the fair value of the stock on the fixed redemption date and this redemption was out of the control of the Company.  At fiscal year-end 2011 and 2012, this redeemable common stock was recorded at its fair value in temporary equity and changes in the fair value were recorded in additional paid in capital each period.  Under the 2006 Equity Incentive Plan, the exercise price for option awards is the fair market value of common stock on the date of grant.  Historically, the fair market value of a share of common stock was determined by the Board of Directors by applying industry-appropriate multiples to EBITDA.  This valuation took into account a level of net debt that excluded cash required for working capital purposes. The categorization of the framework used to price these liabilities is considered a Level 3, due to the subjective nature of the unobservable inputs used to determine the fair value.  Upon completion of the initial public offering, the redemption requirement terminated resulting in the Company reclassifying the shares into equity on the Consolidated Balance Sheets.  The fair value as of the end of fiscal 2012 was $23 million.

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

	As of the end of fiscal 2013
	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs	Total	Impairment Loss
Indefinite-lived trademarks	$-	$-	$207	$207	$-
Goodwill	$-	$-	$1,634	$1,634	$-
Definite lived intangibles	$-	$-	$649	$649	$5
Property, plant, and equipment	$-	$-	$1,266	$1,266	$-
Total	$-	$-	$3,756	$3,756	$5

	As of the end of fiscal 2012
	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs	Total	Impairment Loss
Indefinite-lived trademarks	$-	$-	$220	$220	$-
Goodwill	$-	$-	$1,626	$1,626	$-
Definite lived intangibles	$-	$-	$737	$737	$17
Property, plant, and equipment	$-	$-	$1,216	$1,216	$3
Total	$-	$-	$3,799	$3,799	$20

	As of the end of fiscal 2011
	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs	Total	Impairment Loss
Indefinite-lived trademarks	$-	$-	$220	$220	$-
Goodwill	$-	$-	$1,595	$1,595	$165
Property, plant, and equipment	$-	$-	$1,250	$1,250	$35
Total	$-	$-	$3,065	$3,065	$200

Valuation of Goodwill and Indefinite Lived Intangible Assets

ASC Topic 350 requires the Company to test goodwill for impairment at least annually.  The Company conducts the impairment test on the first day of the fourth fiscal quarter, unless indications of impairment exist during an interim period.  When assessing its goodwill for impairment, the Company utilizes a discounted cash flow analysis in combination with a comparable company market approach to determine the fair value of their reporting units and corroborate the fair values.  The Company utilizes a relief from royalty method to value their indefinite lived trademarks and uses the forecasts that are consistent with those used in the reporting unit analysis.  The Company has five reporting units more fully discussed in Note 1.  In fiscal 2013 and fiscal 2012 the Company performed their annual impairment test and determined no impairment existed.  In fiscal 2011, the Company recorded a goodwill impairment charge of $165 million in Restructuring and impairment charges on the Consolidated Statement of Operations.  The Company did not recognize any impairment charges on the indefinitive lived intangible assets in any of the years presented.

Valuation of Property, Plant and Equipment and Definite Lived Intangible Assets

The Company periodically realigns their manufacturing operations which results in facilities being closed and shut down and equipment transferred to other facilities or equipment being scrapped or sold. The Company utilizes appraised values to corroborate the fair value of the facilities and has utilized a scrap value based on prior facility shut downs to estimate the fair value of the equipment, which has approximated the actual value that was received.  When impairment indicators exist, the Company will also perform an undiscounted cash flow analysis to determine the recoverability of the Company’s long-lived assets.  The Company did not incur an impairment charge related to property, plant and equipment in fiscal 2013.  The Company wrote-down their property, plant, and equipment with a carrying value of $1,219 million to its fair value of $1,216 million, which resulted in an impairment charge of $3 million during fiscal 2012.  The Company wrote-down their property, plant, and equipment with a carrying value of $1,285 million to its fair value of $1,250 million, which resulted in an impairment charge of $35 million during fiscal 2011.  The Company recognized an impairment charge of $5 million and $17 million on definite long-lived assets related to the decision to exit certain businesses during fiscal 2013 and fiscal 2012, respectively.

5.  Goodwill, Intangible Assets and Deferred Costs

The following table sets forth the gross carrying amount and accumulated amortization of the Company’s goodwill, intangible assets and deferred costs as of the fiscal year-end 2013 and 2012:

	2013	2012	Amortization Period
Deferred financing fees	$48	$104	Respective debt
Accumulated amortization	(18)	(51)
Deferred financing fees, net	30	53

Goodwill	1,634	1,626	Indefinite lived

Customer relationships	1,134	1,153	11 – 20 years
Trademarks (indefinite lived)	207	220	Indefinite lived
Trademarks (definite lived)	76	69	8-15 years
Other intangibles	107	99	10-20 years
Accumulated amortization	(668)	(584)
Intangible assets, net	856	957
Total goodwill, intangible assets and deferred costs	$2,520	$2,636

The Company recorded a goodwill impairment charge in the Engineered Materials and Flexible Packaging segments in fiscal 2011.  See Note 1 for further discussion.  Future amortization expense for definite lived intangibles as of fiscal 2013 for the next five fiscal years is $96 million, $88 million, $81 million, $69 million and $49 million each year for fiscal years ending 2014, 2015, 2016, 2017, and 2018, respectively.

6. Lease and Other Commitments and Contingencies

The Company leases certain property, plant and equipment under long-term lease agreements.  Property, plant, and equipment under capital leases are reflected on the Company’s balance sheet as owned.  The Company entered into new capital lease obligations totaling $49 million, $7 million, and $29 million during fiscal 2013, 2012, and 2011, respectively, with various lease expiration dates through 2020.  The Company records amortization of capital leases in Cost of goods sold in the Consolidated Statement of Operations.  Assets under operating leases are not recorded on the Company’s balance sheet.  Operating leases expire at various dates in the future with certain leases containing renewal options.  The Company had minimum lease payments or contingent rentals of $16 million and $15 million and asset retirement obligations of $6 million and $5 million as of fiscal 2013 and 2012, respectively.  Total rental expense from operating leases was $53 million, $56 million, and $59 million in fiscal 2013, 2012, and 2011, respectively.

Future minimum lease payments for capital leases and noncancellable operating leases with initial terms in excess of one year as of fiscal year-end 2013, are as follows:

	Capital Leases	Operating Leases
2014	$30	$44
2015	33	41
2016	20	39
2017	12	34
2018	11	29
Thereafter	21	114
	127	$301
Less: amount representing interest	(15)
Present value of net minimum lease payments	$112

In September 2012, the Company entered into a sale-leaseback transaction pursuant to which it sold its warehouse facility located in Lawrence , Kansas.  The Company received net proceeds of $20 million and resulted in the Company realizing a deferred gain of $1 million which will be offset against the future lease payments over the life of the lease.

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

At the end of fiscal 2013, the Company employed over 15,000 employees.  Approximately 12% of the Company’s employees are covered by collective bargaining agreements.  One of the ten agreements, covering approximately 30 employees, which was scheduled for renegotiation in fiscal 2013 is still being renegotiated.  The remaining agreements expire after fiscal 2013.  The Company’s relations with employees remain satisfactory and there have been no significant work stoppages or other labor disputes during the past three years.

7.  Accrued Expenses, Other Current Liabilities and Other Long-Term Liabilities

The following table sets forth the totals included in Accrued expenses and other current liabilities as of fiscal year-end 2013 and 2012.

	2013	2012
Employee compensation, payroll and other taxes	$86	$95
Interest	45	60
Rebates	55	68
TRA obligation	32	-
Other	58	77
	$276	$300

The following table sets forth the totals included in Other long-term liabilities as of fiscal year-end 2013 and 2012.

	2013	2012
Lease retirement obligation	$22	$20
Sale-lease back deferred gain	32	34
Pension liability	43	84
TRA obligation	277	-
Other	13	28
	$387	$166

8.  Income Taxes

The Company is being taxed at the U.S. corporate level as a C-Corporation and has provided U.S. Federal, State and foreign income taxes.

Significant components of income tax expense (benefit) for the fiscal years ended 2013, 2012 and 2011 are as follows:

	2013	2012	2011
Current
United States
Federal	$-	(3)	$-
State	2	-	1
Non-U.S.	4	4	3
Current income tax provision	6	1	4
Deferred:
United States
Federal	26	3	(57)
State	(3)	(1)	7
Non-U.S.	(1)	(1)	(1)
Deferred income tax expense (benefit)	22	1	(51)
Expense (benefit) for income taxes	$28	$2	$(47)

U.S. income (loss) from continuing operations before income taxes was $77 million, $2 million, and $(342) million for fiscal 2013, 2012, and 2011, respectively.  Non-U.S. income (loss) from continuing operations before income taxes was $8 million, $2 million, and $(4) million for fiscal 2013, 2012, and 2011, respectively.

The reconciliation between U.S. Federal income taxes at the statutory rate and the Company’s benefit for income taxes on continuing operations for fiscal 2013, 2012, and 2011 are as follows:

	2013	2012	2011
U.S. Federal income tax expense (benefit) at the statutory rate	$29	$1	$(121)
Adjustments to reconcile to the income tax provision:
U.S. State income tax expense, net of valuation allowance	(1)	(1)	8
Impairment of goodwill	-	-	58
Permanent differences	-	1	1
Transaction costs	-	-	1
Changes in foreign valuation allowance	1	1	3
Rate differences between U.S. and foreign	(2)	1	1
Other	1	(1)	2
Expense (benefit) for income taxes	$28	$2	$(47)

Deferred income taxes result from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes.  The components of the net deferred income tax liability as of fiscal 2013 and 2012 are as follows:

	2013	2012
Deferred tax assets:
Allowance for doubtful accounts	$3	$4
Deferred gain on sale-leaseback	14	15
Accrued liabilities and reserves	34	60
Inventories	9	8
Net operating loss carryforward	343	393
Alternative minimum tax (AMT) credit carryforward	9	9
Federal and state tax credits	14	-
Other	7	6
Total deferred tax assets	433	495
Valuation allowance	(59)	(51)
Total deferred tax assets, net of valuation allowance	374	444
Deferred tax liabilities:
Property, plant and equipment	187	190
Intangible assets	300	322
Debt extinguishment	132	132
Other	1	1
Total deferred tax liabilities	620	645
Net deferred tax liability	$(246)	$(201)

In the United Sates the Company had $824 million of Federal net operating loss carryforwards, which will be available to offset future taxable income.  As of fiscal year-end 2013, the Company had foreign net operating loss carryforwards of $117 million, which will be available to offset future taxable income.  If not used, the Federal net operating loss carryforwards will expire in future years beginning 2025 through 2031.  AMT credit carryforwards totaling $9 million are available to the Company indefinitely to reduce future years’ Federal income taxes.  The Company has $1 million of Federal Research and Development tax credits that will expire in 2033.

In connection with the initial public offering, the Company entered into an income tax receivable agreement that provides for the payment to pre-initial public offering stockholders, option holders and holders of our stock appreciation rights, 85% of the amount of cash savings, if any, in U.S. federal, foreign, state and local income tax that are actually realized (or are deemed to be realized in the case of a change of control) as a result of the utilization of our and our subsidiaries’ net operating losses attributable to periods prior to the initial public offering.  The Company expects to pay between $313 million and $360 million in cash related to this agreement.  This range is based on the Company's assumptions using various items, including valuation analysis and current tax law.  The Company recorded an obligation of $313 million which was recognized as a reduction of Paid-in capital on the Consolidated Balance Sheets.  The balance at the end of fiscal 2013 was $308 million.

The Company believes that it will not generate sufficient future taxable income to realize the tax benefits in certain foreign jurisdictions related to the deferred tax assets.  The Company also has certain state net operating losses that may expire before they are fully utilized.  Therefore, the Company has provided a full valuation allowance against certain of its foreign deferred tax assets and a valuation allowance against certain of its state deferred tax assets included within the deferred tax assets.

Prior changes in ownership have created limitations under Sec. 382 of the internal revenue code on annual usage of net operating loss carryforwards.  However, all of the Company’s Federal net operating loss carryforwards should be available for use within the next five years.  As part of the effective tax rate calculation, if we determine that a deferred tax asset arising from temporary differences is not likely to be utilized, we will establish a valuation allowance against that asset to record it at its expected realizable value.  The Company has not provided a valuation allowance on its Federal net operating loss carryforwards in the United States because it has determined that future reversals of its temporary taxable differences will occur in the same periods and are of the same nature as the temporary differences giving rise to the deferred tax assets.  Our valuation allowance against deferred tax assets was $59 million and $51 million as of fiscal year-end 2013 and 2012, respectively, related to the foreign and U.S. State operations.  The Company paid cash taxes of $3 million, $2 million and $2 million in fiscal 2013, 2012, and 2011, respectively.

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

The following table summarizes the activity related to our gross unrecognized tax benefits from year-end fiscal 2012 to year-end fiscal 2013:

	2013	2012
Beginning unrecognized tax benefits	$8	$33
Gross increases – tax positions in prior periods	6	2
Gross decreases – tax positions in prior periods	-	(25)
Gross increases – current period tax positions	1	-
Settlements	(1)	-
Lapse of statute of limitations	-	(2)
Ending unrecognized tax benefits	$14	$8

The amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate was $7 million and $5 million for fiscal year-end 2013 and 2012.

As of fiscal year-end 2013, we had $1 million accrued for payment of interest and penalties related to our uncertain tax positions.  Our penalties and interest related to uncertain tax positions are included in income tax expense.

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

As of the end of fiscal 2013, we had unremitted earnings from foreign subsidiaries including earnings that have been or are intended to be permanently reinvested for continued use in foreign operations, accordingly, no provision for US Federal or State income taxes has been provided thereon.  If distributed, those earnings would result in additional income tax expense at approximately the U.S. statutory rate.  Determination of the amount of unrecognized deferred US income tax liability is not practicable due to the complexities associated with its hypothetical calculation.  We have identified non U.S. funds from India that are not permanently reinvested and have recognized deferred tax liabilities for additional tax expense that we expect to incur upon repatriation of earnings that are not sourced from previously taxed income.

9.  Retirement Plan

The Company maintains three defined benefit pension plans which cover certain manufacturing facilities.  The Company also maintains a retiree health plan, which covers certain healthcare and life insurance benefits for certain retired employees and their spouses.  Each of the three defined benefit plans and the retiree health plan are frozen plans.  The Company uses fiscal year-end as a measurement date for the retirement plans.

 The Company sponsors two defined contribution 401(k) retirement plans covering substantially all employees.  Contributions are based upon a fixed dollar amount for employees who participate and percentages of employee contributions at specified thresholds.  Contribution expense for these plans was $7 million, $7 million, and $6 million for fiscal 2013, 2012, and 2011, respectively.

The Company participates in one multiemployer plan. Contributions to the plan are based on specific percentages of employee compensation and are immaterial.

The projected benefit obligations of the Company’s plans presented herein are equal to the accumulated benefit obligations of such plans.  The tables below exclude the obligations related to the foreign plans.  The net liability for foreign plans is $3 million.  The net amount of liability recognized is included in Other long-term liabilities on the Consolidated Balance Sheets.

	Defined Benefit Pension Plans		Retiree Health Plan
	2013	2012	2013	2012
Change in Projected Benefit Obligations (PBO)
PBO at beginning of period	$207	$179	$3	$4
Service cost	-	-	-	-
Interest cost	7	8	-	-
Actuarial loss (gain)	(27)	29	-	-
Benefits paid	(9)	(9)	(1)	(1)
PBO at end of period	$178	$207	$2	$3

Change in Fair Value of Plan Assets
Plan assets at beginning of period	$129	$109	$-	$-
Actual return on plan assets	14	20	-	-
Company contributions	7	9	-	1
Benefits paid	(9)	(9)	-	(1)
Plan assets at end of period	141	129	-	-
Net amount recognized	$(37)	$(78)	$(2)	$(3)

At the end of fiscal 2013 the Company had $20 million of net unrealized losses recorded in Accumulated other comprehensive loss on the Consolidated Balance Sheets.  The Company expects $0 to be realized in fiscal 2014.

The following table presents significant weighted-average assumptions used to determine benefit obligation and benefit cost for the fiscal years ended:

	Defined Benefit Pension Plans		Retiree Health Plan
(Percents)	2013	2012	2013	2012
Weighted-average assumptions:
Discount rate for benefit obligation	4.5	3.6	3.1	2.4
Discount rate for net benefit cost	3.6	4.4	2.4	4.5
Expected return on plan assets for net benefit costs	8.0	8.0	8.0	8.0

In evaluating the expected return on plan assets, Berry considered its historical assumptions compared with actual results, an analysis of current market conditions, asset allocations, and the views of advisors.  The return on plan assets is derived from target allocations and historical yield by asset type.  Health-care-cost trend rates were assumed to increase at an annual rate of 7.0% in 2013 and thereafter.  A one-percentage-point change in these assumed health care cost trend rates would not have a material impact on our postretirement benefit obligation.

In accordance with the guidance from the FASB for employers’ disclosure about postretirement benefit plan assets the table below discloses fair values of each pension plan asset category and level within the fair value hierarchy in which it falls. There were no material changes or transfers between level 3 assets and the other levels.

Fiscal 2013 Asset Category	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$5	$-	$-	$5
U.S. large cap comingled equity funds	-	46	-	46
U.S. mid cap equity mutual funds	15	-	-	15
U.S. small cap equity mutual funds	8	-	-	8
International equity mutual funds	12	-	-	12
Real estate equity investment funds	4	-	-	4
Corporate bond mutual funds	33	-	-	33
Corporate bonds	-	8	-	8
Guaranteed investment account	-	-	10	10
Other	-	-	-	-
Total	$77	$54	$10	$141

Fiscal 2012 Asset Category	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$4	$-	$-	$4
U.S. large cap comingled equity funds	-	40	-	40
U.S. mid cap equity mutual funds	13	-	-	13
U.S. small cap equity mutual funds	7	-	-	7
International equity mutual funds	13	-	-	13
Real estate equity investment funds	4	-	-	4
Corporate bond mutual funds	22	-	-	22
Corporate bonds	-	15	-	15
Guaranteed investment account	-	-	11	11
Other	-	-	-	-
Total	$63	$55	$11	$129

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid for the fiscal years ending as follows:

	Defined Benefit Pension Plans	Retiree Health Plan
2014	$9	$-
2015	10	-
2016	10	-
2017	10	-
2018	10	-
2019-2023	54	1

Net pension and retiree health benefit expense included the following components as of fiscal 2013 and 2012:

	2013	2012	2011
Defined Benefit Pension Plans
Service cost	$-	$-	$-
Interest cost	7	8	9
Amortization	3	2	1
Expected return on plan assets	(10)	(8)	(9)
Net periodic benefit cost	$-	$2	$1

Our defined benefit pension plan asset allocations as of fiscal year-end 2013 and 2012 are as follows:

	2013	2012
Asset Category
Equity securities and equity-like instruments	60%	59%
Debt securities and debt-like	29	29
Other	11	12
Total	100%	100%

The Company’s retirement plan assets are invested with the objective of providing the plans the ability to fund current and future benefit payment requirements while minimizing annual Company contributions.  The plans’ asset allocation strategy reflects a long-term growth strategy with approximately 40-50% allocated to growth investments and 40-50% allocated to fixed income investments and 5-10% in other, including cash. The retirement plans held $1 million of the Company’s stock at the end of fiscal 2013.  The Company re-addresses the allocation of its investments on a regular basis.

10.  Restructuring and Impairment Charges

The Company announced various restructuring plans in the last three fiscal years which included shutting down facilities in all four of the Company’s operating segments.

During fiscal 2011, the Company announced the intention to shut down two facilities within its Engineered Materials division.  The affected business accounted for approximately $106 million of annual net sales with the majority of the operations transferred to other facilities.  The Company also announced its intention to shut down a manufacturing location within its Flexible Packaging division.  The affected business accounted for approximately $24 million of annual net sales with the majority of the operations transferred to other facilities.  The Company also announced its intention to shut down a manufacturing location within its Rigid Closed Top division.  The affected business accounted for approximately $14 million of annual net sales with the majority of the operations transferred to other facilities.  The Company recorded $35 million of non-cash asset impairment costs in fiscal 2011 related to these restructuring plans and has been reported as Restructuring and impairment charges in the Consolidated Statements of Operations.  These impairments were for buildings and equipment that exceeded net realizable value as of the valuation dates.

During fiscal 2012, the Company announced the intention to shut down three facilities one each in Rigid Closed Top, Engineered Materials and Flexible Packaging divisions.  The affected Rigid Closed Top, Engineered Materials, and Flexible Packaging businesses accounted for approximately $14 million, $71 million, and $24 million of annual net sales, with the majority of the operations transferred to other facilities.  During the first fiscal quarter the Company made the decision to exit certain operations in the Engineered Materials division.  This decision resulted in non-cash impairment charges of $17 million related to certain customer lists deemed to have no further value and is recorded in Restructuring and impairment charges on the Consolidated Statement of Operations.  The exited operations were immaterial to the Company and Engineered Materials segment.

During fiscal 2013, the Company made the decision to exit certain operations in the Engineered Materials division.  This decision resulted in a non-cash impairment charges of $6 million related to certain intangible assets deemed to have no further value recorded in Restructuring and impairment charges on the Consolidated Statement of Operations.  The exited businesses were immaterial to the Company and the Engineered Materials segment.

The table below sets forth the Company’s estimate of the total cost of the restructuring programs since 2007, the portion recognized through fiscal year-end 2013 and the portion expected to be recognized in a future period:

	Expected Total Costs	Cumulative charges through Fiscal 2013	To be Recognized in Future
Severance and termination benefits	$39	$39	$-
Facility exit costs	56	53	3
Asset impairment	106	106	-
Other	4	4	-
Total	$205	$202	$3

The tables below sets forth the significant components of the restructuring charges recognized for the fiscal years ended 2013 2012 and 2011, by segment:

	Fiscal Year
	2013	2012	2011
Rigid Open Top
Severance & termination benefits	$1	$-	$2
Total	$1	$-	$2

Rigid Closed Top
Severance & termination benefits	$2	$3	$3
Facility exit costs	1	2	1
Non-cash asset impairment	-	4	4
Total	$3	$9	$8

Engineered Materials
Severance & termination benefits	$2	$4	$2
Facility exit costs	1	2	7
Non-cash asset impairment	6	16	22
Total	$9	$22	$31

Flexible Packaging
Severance & termination benefits	$-	$-	$4
Facility exit costs	1	-	2
Non-cash asset impairment	-	-	9
Total	$1	$-	$15

Consolidated
Severance & termination benefits	$5	$7	$11
Facility exit costs	3	4	10
Non-cash asset impairment	6	20	35
Total	$14	$31	$56

The table below sets forth the activity with respect to the restructuring accrual as of fiscal 2013 and 2012:

	Employee Severance and Benefits	Facility Exit Costs	Non-cash charges	Total
Balance as of fiscal 2011	$4	$3	$-	$7
Charges	7	4	20	31
Non-cash asset impairment	-	-	(20)	(20)
Cash payments	(7)	(4)	-	(11)
Balance as of fiscal 2012	4	3	-	7

Charges	5	3	6	14
Non-cash asset impairment	-	-	(6)	(6)
Cash payments	(7)	(4)	-	(11)
Balance as of fiscal 2013	$2	$2	$-	$4

The restructuring costs accrued as of fiscal year-end 2013 will result in future cash outflows, which are not expected to be material.

11.  Related Party Transactions

Management Fee

Prior to the initial public offering, the Company was charged a management fee by affiliates of Apollo and Graham for the provision of management consulting and advisory services provided throughout the year.  The management fee was the greater of $3 million or 1.25% of adjusted EBITDA.  The management fees are classified in Selling, general, and administrative in the Statement of Operations.  The management services agreement with Apollo and Graham terminated upon completion of the initial public offering.

Total management fees charged by Apollo and Graham were $9 million in fiscal 2012 and 2011.  The Company paid $8 million and $6 million to entities affiliated with Apollo and $1 million to entities affiliated with Graham for fiscal 2012 and 2011, respectively.  In connection with the Rexam SBC acquisition, Berry management and the sponsors received a transaction fee of $5 million in fiscal 2012.

Other Related Party Transactions

Certain of our management, stockholders and related parties and its affiliates have independently acquired and held financial debt instruments of the Company.  During fiscal 2012, interest expense related to this debt was $2 million.

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

In connection with our secondary offerings in fiscal 2013, the selling stockholders, the Apollo Fund and the Graham Fund, paid $1 million in underwriting fees to Apollo Global Securities, LLC, an affiliate of Apollo that served as a manager of the offerings, reflecting its pro rata portion of the aggregate underwriting fee.

12.  Stockholders’ Equity

Equity Incentive Plans

In connection with Apollo’s acquisition of the Company, we adopted an equity incentive plan pursuant to which options to acquire up to 7,071,337 shares of the Company’s common stock may be granted.  Prior to fiscal 2011, the plan was amended to allow for an additional 5,267,500 options to be granted.

In connection with the initial public offering, the Company adopted the Berry Plastics Group, Inc. 2012 Long-Term Incentive Plan, which authorized the issuance of up to 9,297,750 shares of common stock pursuant to the grant or exercise of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units and other equity-based awards.

In August 2013, the Company  recorded an $8 million stock compensation charge related to certain modifications to the Berry Plastics Group Inc. 2006 Equity Incentive Plan and the Berry Plastics Group, Inc. 2012 Long-Term Incentive Plan (collectively, the "Plans").  The modifications include (i) accelerated vesting of all unvested options upon an employee's death or termination by the Company by reason of an employee’s permanent disability, (ii) in the event of an employee's qualified retirement, continuation of the normal vesting period applicable to the retiree's unvested options, as well as an extension of the exercise period to the end of the original ten-year term of the retiree's vested options and (iii) all unvested options and stock appreciation rights that were subject to performance-based vesting criteria as of January 1, 2013 (excluding certain IRR performance-based options) were modified to time-based vesting.

The Company recognized total stock-based compensation of $16 million, $2 million, and $2 million for fiscal 2013, 2012 and 2011.  The intrinsic value of options exercised or cash settled in fiscal 2013 was $40 million.

Information related to the equity incentive plans as of the fiscal year-end 2013 and 2012 is as follows:

	2013		2012
	Number Of Shares	Weighted Average Exercise Price	Number Of Shares	Weighted Average Exercise Price
Options outstanding, beginning of period	10,741,090	$7.76	10,826,232	$7.70
Options granted	2,818,700	16.01	695,898	10.57
Options exercised or cash settled	(3,333,153)	7.97	(175,412)	7.33
Options forfeited or cancelled	(191,408)	10.14	(605,628)	7.43
Options outstanding, end of period	10,035,229	$9.96	10,741,090	$7.76

Option price range at end of period	$3.04-17.59		$3.04-15.04
Options exercisable at end of period	5,182,027		7,327,612
Options available for grant at period end	8,076,290		1,597,240
Weighted average fair value of options granted during period	$6.15		$2.71

The fair value for options granted has been estimated at the date of grant using a Black-Scholes model, generally with the following weighted average assumptions:

	2013	2012	2011
Risk-free interest rate	.6%	.6 - .9%	1.30%
Dividend yield	0.00%	0.00%	0.00%
Volatility factor	.38	0.38	.32 - .34
Expected option life	7 years	5 years	5 years

The following table summarizes information about the options outstanding as of fiscal 2013:

Range of Exercise Prices	Number Outstanding	Intrinsic Value of Outstanding	Weighted Remaining Contractual Life	Weighted Exercise Price	Number Exercisable	Intrinsic Value of Exercisable	Unrecognized Compensation	Weighted Recognition period
$3.04 – 17.59	10,035,229	$106	6 years	$9.96	5,182,027	$64	$15	2 years

13.  Segment and Geographic Data

Berry’s operations are organized into four reportable segments: Rigid Open Top, Rigid Closed Top, Engineered Materials, and Flexible Packaging.  The Company has manufacturing and distribution centers in the United States, Canada, Mexico, Belgium, Australia, Germany, Brazil, Malaysia, Netherlands and India.  The North American operation represents 96% of the Company’s net sales, 98% of total long-lived assets, and 97% of the total assets.  Selected information by reportable segment is presented in the following table.

	2013	2012	2011
Net sales
Rigid Open Top	$1,127	$1,229	$1,261
Rigid Closed Top	1,387	1,438	1,053
Engineered Materials	1,397	1,362	1,451
Flexible Packaging	736	737	796
Total	$4,647	$4,766	$4,561

Operating income (loss)
Rigid Open Top	$123	$159	$155
Rigid Closed Top	130	95	77
Engineered Materials	116	70	(71)
Flexible Packaging	17	1	(119)
Total	$386	$325	$42

Depreciation and amortization
Rigid Open Top	$90	$90	$102
Rigid Closed Top	129	135	95
Engineered Materials	71	71	72
Flexible Packaging	51	59	75
Total	$341	$355	$344

Total assets	2013	2012
Rigid Open Top	$1,805	$1,773
Rigid Closed Top	1,964	1,959
Engineered Materials	817	873
Flexible Packaging	549	501
	$5,135	$5,106

Goodwill	2013	2012
Rigid Open Top	$681	$681
Rigid Closed Top	831	832
Engineered Materials	73	73
Flexible Packaging	49	40
	$1,634	$1,626

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

The following tables and discussion provide a reconciliation of the numerator and denominator of the basic and diluted net loss per share computations.  The calculation below provides net income or loss on both basic and diluted basis for fiscal 2013, 2012, and 2011 (in thousands).

	2013		2012		2011
Net income (loss)	$57		$2		$(299)

Weighted average shares of common stock outstanding--basic	113,486		83,435		84,121

Weighted average shares of common stock outstanding	113,486		83,435		84,121
Other common stock equivalents	5,968		3,209		-
Weighted average shares of common stock outstanding--diluted	119,454		86,644		84,121

Basic net income (loss) per share
Basic net income (loss) per share from continuing operations	$0.50		$0.02		$(3.55)
Basic net income (loss) per share available to common shareholders	$0.50	-	$0.02	-	$(3.55)

Diluted net income (loss) per share
Diluted net income (loss) per share from continuing operations	$0.48		$0.02		$(3.55)
Diluted net income (loss) per share available to common shareholders	$0.48		$0.02		$(3.55)

The conversion of stock options is not included in the calculation of diluted net loss per common share as of the end of fiscal 2011 as the effect of these conversions would be antidilutive to the net loss available to common shareholders.  Thus, the weighted-average common equivalent shares used for purposed of computing diluted EPS are the same as those used to compute basic EPS for these periods.  Shares excluded from the calculation as the effect of their conversion into shares of our common stock would be antidilutive were 10,826,232 as of the end of fiscal 2011.

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

Condensed Supplemental Consolidated Statements of Operations

	Fiscal 2013
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales	$-	$571	$3,706	$370	$-	$4,647
Cost of sales	-	506	3,021	308	-	3,835
Selling, general and administrative expenses	-	58	314	40	-	412
Restructuring and impairment charges, net	-	1	13	-	-	14
Operating income	-	6	358	22	-	386
Other income	-	56	1	-	-	57
Interest expense, net	47	24	201	(120)	92	244
Equity in net income of subsidiaries	(132)	(297)	-	-	429	-
Net income (loss) before income taxes	85	223	156	142	(521)	85
Income tax expense (benefit)	28	80	-	2	(82)	28
Net income (loss)	$57	$143	$156	$140	$(439)	$57
Currency translation	-	-	-	(5)	-	(5)
Interest rate hedges	-	20	-	-	-	20
Defined benefit pension and retiree benefit plans	-	34	-	-	-	34
Provision for income taxes related to other comprehensive income items	-	(20)	-	-	-	(20)
Comprehensive income (loss)	$57	$177	$156	$135	$(439)	$86

	Fiscal 2012
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales	$-	$579	$3,829	$358	$-	$4,766
Cost of sales	-	520	3,151	313	-	3,984
Selling, general and administrative expenses	-	62	329	35	-	426
Restructuring and impairment charges, net	-	1	29	1	-	31
Operating income (loss)	-	(4)	320	9	-	325
Other income	-	(7)	-	-	-	(7)
Interest expense, net	54	39	261	(110)	84	328
Equity in net income of subsidiaries	(58)	(173)	-	-	231	-
Net income (loss) before income taxes	4	137	59	119	(315)	4
Income tax expense (benefit)	2	46	1	3	(50)	2
Net income (loss)	$2	$91	$58	$116	$(265)	$2
Currency translation	-	-	-	6	-	6
Interest rate hedges	-	4	-	-	-	4
Defined benefit pension and retiree benefit plans	-	-	(14)	-	-	(14)
Provision for income taxes related to other comprehensive income items	-	(1)	6	-	-	5
Comprehensive income (loss)	$2	$94	$50	$122	$(265)	$3

	Fiscal 2011
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales	$-	$695	$3,503	$363	$-	$4,561
Cost of sales	-	617	2,948	343	-	3,908
Selling, general and administrative expenses	-	65	295	30	-	390
Restructuring and impairment charges, net	-	30	190	1	-	221
Operating income (loss)	-	(17)	70	(11)	-	42
Other income	-	62	(1)	-	-	61
Interest expense, net	50	49	249	(77)	56	327
Equity in net income of subsidiaries	296	85	-	-	(381)	-
Net income (loss) before income taxes	(346)	(213)	(178)	66	325	(346)
Income tax expense (benefit)	(47)	16	(29)	2	11	(47)
Net income (loss)	$(299)	$(229)	$(149)	$64	$314	$(299)
Currency translation	-	-	-	(10)	-	(10)
Interest rate hedges	-	(8)	-	-	-	(8)
Defined benefit pension and retiree benefit plans	-	-	(14)	-	-	(14)
Provision for income taxes related to other comprehensive income items	-	2	5	-	-	7
Comprehensive income (loss)	$(299)	$(235)	$(158)	$54	$314	$(324)

Condensed Supplemental Consolidated Balance Sheet
As of fiscal year-end 2013

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$-	$116	$-	$26	$-	$142
Accounts receivable, net of allowance	-	5	371	73	-	449
Intercompany receivable	348	3,448	-	40	(3,836)	-
Inventories	-	53	482	40	-	575
Deferred income taxes	139	-	-	-	-	139
Prepaid expenses and other current	-	12	11	19	(10)	32
Total current assets	487	3,634	864	198	(3,846)	1,337
Property, plant and equipment, net	-	115	1,079	72	-	1,266
Intangible assets, net	8	139	2,275	106	(8)	2,520
Investment in subsidiaries	760	905	-	-	(1,665)	-
Other assets	-	10	2	631	(631)	12
Total assets	$1,255	$4,803	$4,220	$1,007	$(6,150)	$5,135
Liabilities and equity
Current liabilities:
Accounts payable	$-	$9	$262	$66	$-	$337
Accrued and other current liabilities	41	119	112	15	(11)	276
Intercompany payable	-	-	3,837	-	(3,837)	-
Long-term debt-current portion	-	69	-	2	-	71
Total current liabilities	41	197	4,211	83	(3,848)	684
Long-term debt	740	3,855	-	2	(722)	3,875
Deferred tax liabilities	385	-	-	-	-	385
Other long-term liabilities	285	64	44	4	(10)	387
Total long-term liabilities	1,410	3,919	44	6	(732)	4,647
Total liabilities	1,451	4,116	4,255	89	(4,580)	5,331

Redeemable shares	-	-	-	-		-
Other equity (deficit)	(196)	687	(35)	918	(1,570)	(196)
Total equity (deficit)	(196)	687	(35)	918	(1,570)	(196)
Total liabilities and equity (deficit)	$1,255	$4,803	$4,220	$1,007	$(6,150)	$5,135

Condensed Supplemental Consolidated Balance Sheet
As of fiscal year-end 2012

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$-	$66	$-	$21	$-	$87
Accounts receivable, net of allowance	-	60	336	59	-	455
Intercompany receivable	243	3,800	74	-	(4,117)	-

Inventories	-	83	414	38	-	535
Prepaid expenses and other current	120	17	9	21	(11)	156
Total current assets	363	4,026	833	139	(4,128)	1,233
Property, plant and equipment, net	-	113	1,023	80	-	1,216
Intangible assets, net	8	184	2,343	111	(10)	2,636
Investment in subsidiaries	254	615	-	-	(869)	-
Other assets	-	10	10	638	(637)	21
Total assets	$625	$4,948	$4,209	$968	$(5,644)	$5,106
Liabilities and equity
Current liabilities:
Accounts payable	$-	$84	$195	$27	$-	$306
Accrued and other current liabilities	18	159	120	16	(13)	300
Intercompany payable	-	-	3,966	151	(4,117)	-
Long-term debt-current portion	-	35	-	5	-	40
Total current liabilities	18	278	4,281	199	(4,130)	646
Long-term debt	736	4,542	-	3	(850)	4,431
Deferred tax liabilities	315	-	-	-	-	315
Other long-term liabilities	8	37	119	5	(3)	166
Total long-term liabilities	1,059	4,579	119	8	(853)	4,912
Total liabilities	1,077	4,857	4,400	207	(4,983)	5,558

Redeemable shares	23	-	-	-		23
Other equity (deficit)	(475)	91	(191)	761	(661)	(475)
Total equity (deficit)	(452)	91	(191)	761	(661)	(452)
Total liabilities and equity (deficit)	$625	$4,948	$4,209	$968	$(5,644)	$5,106

Condensed Supplemental Consolidated Statements of Cash Flows

	Fiscal 2013
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Cash Flow from Operating Activities	$-	$(16)	$417	$63	$-	$464

Cash Flow from Investing Activities
Additions to property, plant, and equipment	-	(7)	(218)	(14)	-	(239)
Proceeds from disposal of assets	-	1	17	-	-	18
Investment in Parent	-	-	-	(21)	21	-
(Contributions) distributions to/from subsidiaries	(462)	441	-	-	21	-
Intercompany advances (repayments)	-	210	-	-	(210)	-
Investment in Issuer debt securities	-	-	-	-	-	-
Acquisition of business net of cash acquired	-	-	(24)	-	-	(24)
Net cash from investing activities	(462)	645	(225)	(35)	(168)	(245)

Cash Flow from Financing Activities
Proceeds from long-term debt	-	1,391	-	-	-	1,391
IPO proceeds	438	-	-	-	-	438
Payment of TRA	(5)	(5)	-	-	5	(5)
Proceed from issuance of common stock	27	-	-	-	-	27
Repayment of note receivable	2	2	-	-	(2)	2
Repayment of long-term debt	-	(1,955)	-	(2)	(21)	(1,978)
Changes in intercompany balances	-	-	(192)	(15)	207	-
Contribution from Parent	-	-	-	21	(21)	-
Deferred financing costs	-	(39)	-	-	-	(39)
Net cash from financing activities	462	(606)	(192)	4	168	(164)
Net change in cash and cash equivalents	-	50	-	5	-	55
Cash and cash equivalents at beginning of period	-	66	-	21	-	87
Cash and cash equivalents at end of period	$-	$116	$-	$26	$-	$142

	Fiscal 2012
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Cash Flow from Operating Activities	$-	$(22)	$504	$(3)	$-	$479

Cash Flow from Investing Activities
Additions to property, plant, and equipment	-	(9)	(209)	(12)	-	(230)
Proceeds from disposal of assets	-	-	30	-	-	30
Investment in Parent	-	-	-	(4)	4	--
(Contributions) distributions to/from subsidiaries	16	(20)	-	-	4	-
Intercompany advances (repayments)	-	258	-	-	(258)	-
Investment in Issuer debt securities	-	-	-	-	-	-
Acquisition of business net of cash acquired	-	-	7	(62)	-	(55)
Net cash from investing activities	16	229	(172)	(78)	(250)	(255)

Cash Flow from Financing Activities
Proceeds from long-term debt	-	-	-	2	-	2
Equity contributions	-	(6)	-	-	-	(6)
Repayment of long-term debt	(16)	(155)	-	-	(4)	(175)
Changes in intercompany balances	-	-	(337)	79	258	-
Contribution from Parent	-	-	-	4	(4)	-
Deferred financing costs	-	-	-	-	-	-
Net cash from financing activities	(16)	(161)	(337)	85	250	(179)
Net change in cash and cash equivalents	-	46	(5)	4	-	45
Cash and cash equivalents at beginning of period	-	20	5	17	-	42
Cash and cash equivalents at end of period	$-	$66	$-	$21	$-	$87

	Fiscal 2011
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Cash Flow from Operating Activities	$2	$15	$322	$(11)	$(1)	$327

Cash Flow from Investing Activities
Additions to property, plant, and equipment	-	(16)	(138)	(6)	-	(160)
Proceeds from disposal of assets	-	-	5	-	-	5
Investment in Parent	-	-	-	-	-	-
(Contributions) distributions to/from subsidiaries	-	(39)	-	-	39	-
Intercompany advances (repayments)	-	166	-	-	(166)	-
Investment in Issuer debt securities	-	-	-	(39)	39	-
Acquisition of business net of cash acquired	-	(368)	-	-	-	(368)
Net cash from investing activities	-	(257)	(133)	(45)	(88)	(523)
Cash Flow from Financing Activities
Proceeds from long-term debt	-	995	-	-	-	995
Equity contributions	(2)	(1)	-	-	1	(2)
Repayment of long-term debt	-	(841)	-	-	(39)	(880)
Changes in intercompany balances	-	-	(186)	20	166	-
Contribution from Parent	-	-	-	39	(39)	-
Deferred financing costs	-	(23)	-	-	-	(23)
Net cash from financing activities	(2)	130	(186)	59	89	90
Net change in cash and cash equivalents	-	(112)	3	3	-	(106)
Cash and cash equivalents at beginning of period	-	132	2	14	-	148
Cash and cash equivalents at end of period	$-	$20	$5	$17	$-	$42

16.  Quarterly Financial Data (Unaudited)

The following table contains selected unaudited quarterly financial data for fiscal years 2013 and 2012.

	2013				2012
	First	Second	Third	Fourth	First	Second	Third	Fourth

Net sales	$1,072	$1,150	$1,221	$1,204	$1,137	$1,183	$1,242	$1,204
Cost of sales	895	936	998	1,006	972	972	1,028	977
Gross profit	177	214	223	198	165	211	214	227

Net income (loss)	$(10)	$1	$40	$26	$(31)	$2	$9	$22

Net income (loss) per share:
Basic	$(0.09)	$0.01	$0.35	$0.23	$(0.37)	$0.02	$0.11	$0.28
Diluted	(0.09)	0.01	0.33	0.22	(0.37)	0.02	0.11	0.26

17.  Subsequent Events

Graphic Packaging

On September 30, 2013, the Company acquired Graphic Packaging’s flexible plastics and films business (“Graphic”) for a purchase price of $62 million.  Graphic is a producer of wraps, films, pouches, and bags for the food, medical, industrial, personal care, and pet food markets.  The newly acquired business will be operated in the Company’s Flexible Packaging Division.  To finance the purchase, the Company used cash on hand and existing credit facilities.  The Graphic acquisition will be accounted for under the purchase method of accounting, and accordingly, the purchase price will be allocated to the identifiable assets and liabilities based on estimated fair values at the acquisition date.

2014 Cost Reduction Plan

In November 2013, the Company initiated a cost reduction plan designed to deliver meaningful cost savings and optimal equipment utilization. This plan will result in several plant rationalizations.  The costs associated with this plan will primarily consist of one-time costs associated with facility consolidation, including severance and termination benefits for employees of approximately $6 million, other costs associated with exiting facilities of approximately $30 million and non-cash asset impairment charges of approximately $11 million.  In addition, as part of this cost reduction plan the Company estimates it will incur capital expenditures of approximately $13 million.  Overall these facility restructuring programs are projected to generate approximately $27 million of annual operating savings when fully implemented.  These amounts are preliminary estimates based on the information currently available to management.  The plan is expected to be fully implemented by the end of fiscal 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 11th day of December, 2013.

BERRY PLASTICS GROUP, INC.

By:	/s/ Jonathan D. Rich
Jonathan D. Rich
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

on

Signature	Title	Date
/s/ Jonathan D. Rich	Chairman of the Board of Directors, Chief Executive Officer and Director (Principal Executive Officer)	December 11, 2013
Jonathan D. Rich
/s/ James M. Kratochvil	Chief Financial Officer (Principal Financial and Accounting Officer)	December 11, 2013
James M. Kratochvil
/s/ Robert V. Seminara	Director	December 11, 2013
Robert V. Seminara
/s/ Anthony M. Civale	Director	December 11, 2013
Anthony M. Civale
/s/ Donald C. Graham	Director	December 11, 2013
Donald C. Graham
/s/ Ronald S. Rolfe	Director	December 11, 2013
Ronald S. Rolfe
/s/ B. Evan Bayh	Director	December 11, 2013
B. Evan Bayh
/s/ Joshua J. Harris	Director	December 11, 2013
Joshua J. Harris
/s/ David B. Heller	Director	December 11, 2013
David B. Heller
/s/ Carl J. Rickertsen	Director	December 11, 2013
Carl J. Rickertsen

Exhibit No.	Description of Exhibit

3.1	Amended and Restated Certificate of Berry Plastics Group, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 10-K filed on December 27, 2012).
3.2	Bylaws, as amended, of Berry Plastics Group, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 10-K filed on December 27, 2012).
4.1
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

4.3
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

4.5
Indenture, by and among Berry Plastics Corporation, each Subsidiary of Berry Plastics Corporation identified therein and U.S. Bank National Association, as Trustee, relating to 9.5% second priority senior secured notes due 2018, dated April 30, 2010 (incorporated herein by reference to Exhibit 4.01 to Berry Plastics Corporation’s (File No. 033-75706-01) Current Report on Form 8-K filed on May 4, 2010).

4.6
Supplemental Indenture, dated as of December 3, 2012, among Berry Plastics Group, Inc., Berry Plastics Corporation, and U.S. Bank National Association, as trustee, with respect to the indenture, dated as of April 30, 2010, respecting Berry Plastics Corporation’s 9.5% Second Priority Senior Secured Notes due 2018 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on December 6, 2012).

4.7
Additional Secured Creditor Consent, by and between Berry Plastics Corporation, each Subsidiary of Berry Plastics Corporation signatory thereto and U.S. Bank National Association, as Authorized Representative and Collateral Agent, relating to 9.5% second priority senior secured notes due 2018, dated April 30, 2010 (incorporated herein by reference to Exhibit 4.02 to Berry Plastics Corporation’s (File No. 033-75706-01) Current Report on Form 8-K filed on May 4, 2010).

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

10.2
Amendment, dated as of June 28, 2011, to U.S. $400,000,000 Amended and Restated Credit Agreement, dated as of April 3, 2007, by and among Covalence Specialty Materials Corp., Berry Plastics Group, Inc., certain domestic subsidiaries party thereto from time to time, Bank of America, N.A., as collateral agent and administrative agent, the lenders party thereto from time to time, and the financial institutions party thereto,  (incorporated herein by reference to Exhibit 10.23 to Berry Plastics Corporation’s (File No. 033-75706-01) Annual Report on Form 10-K filed on December 19, 2011).

10.3

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

10.5
U.S. $1,400,000,000 Incremental Assumption Agreement, dated as of February 8, 2013,  by and among Berry Plastics Group, Inc., Berry Plastics Corporation and certain of its subsidiaries referenced therein and Credit Suisse AG, Cayman Islands Branch (incorporated herein by reference to Exhibit 10.29 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-187740) filed on April 4, 2013).

10.6
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

10.8†	2006 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.8 to Berry Plastics Corporation’s Registration Statement Form S-4 (Reg. No. 333-138380) filed on November 2, 2006).

10.9†*	Amendment No. 2 to the Berry Plastics Group, Inc., 2006 Equity Incentive Plan.
10.10†*	Omnibus amendment to awards granted under the Berry Plastics Group, Inc., 2006 Long-Term Incentive Plan.
10.11†
Form of Performance-Based Stock Option Agreement of Berry Plastics Group, Inc. (incorporated herein by reference to Exhibit 10.9 to Berry Plastics Corporation’s Registration Statement Form S-4 (Reg. No. 333-138380) filed on November 2, 2006).

10.12†
Form of Accreting Stock Option Agreement of Berry Plastics Group, Inc. (incorporated herein by reference to Exhibit 10.10 to Berry Plastics Corporation’s Registration Statement Form S-4 (Reg. No. 333-138380) filed on November 2, 2006).

10.13†
Form of Time-Based Stock Option Agreement of Berry Plastics Group, Inc. (incorporated herein by reference to Exhibit 10.11 to Berry Plastics Corporation’s Registration Statement Form S-4 (Reg. No. 333-138380) filed on November 2, 2006).

10.14†
Form of Performance-Based Stock Appreciation Rights Agreement of Berry Plastics Group, Inc. (incorporated herein by reference to Exhibit 10.12 to Berry Plastics Corporation’s Registration Statement Form S-4 (Reg. No. 333-138380) filed on November 2, 2006).

10.15†
Employment Agreement, dated September 20, 2006, between Berry Plastics Corporation and
Ira G. Boots (incorporated herein by reference to Exhibit 10.13 to Berry Plastics Corporation’s Registration Statement Form S-4 (Reg. No. 333-138380) filed on November 2, 2006).

10.16†
Employment Agreement, dated September 20, 2006, between Berry Plastics Corporation and James M. Kratochvil (incorporated herein by reference to Exhibit 10.14 to Berry Plastics Corporation’s Registration Statement Form S-4 (Reg. No. 333-138380) filed on November 2, 2006).

10.17†
Employment Agreement, dated November 22, 1999, between Berry Plastics Corporation and G. Adam Unfried (incorporated herein by reference to Exhibit 10.23 of Berry Plastics Corporation’s (File No. 033-75706-01) Annual Report on Form 10-K filed with the SEC on March 22, 2006).

10.18†
Amendment No. 1 to Employment Agreement, dated November 22, 1999, between Berry Plastics Corporation and G. Adam Unfried, dated November 23, 2004 (incorporated herein by reference to Exhibit 10.24 of Berry Plastics Corporation’s (File No. 033-75706-01) Annual Report on Form 10-K filed with the SEC on March 22, 2006).

10.19†
Amendment No. 2 to Employment Agreement, dated November 22, 1999, between Berry Plastics Corporation and G. Adam Unfried, dated March 10, 2006 (incorporated herein by reference to Exhibit 10.25 of Berry Plastics Corporation’s (File No. 033-75706-01) Annual Report on Form 10-K filed with the SEC on March 22, 2006).

10.20†
Amendment No. 3 to Employment Agreement, dated November 22, 1999, between Berry Plastics Corporation and G. Adam Unfried, dated September 20, 2006 (incorporated herein by reference to Exhibit 10.19 to Berry Plastics Corporation’s Registration Statement Form S-4 (Reg. No. 333-138380) filed on November 2, 2006).

10.21†
Employment Agreement, dated April 3, 2007, between Berry Plastics Corporation and Thomas E. Salmon (incorporated herein by reference to Exhibit 10.20 of Berry Plastics Corporation’s (File No. 033-75706-01) Annual Report on Form 10-K filed with the SEC on December 16, 2008).

10.22†
Letter Agreement, dated as of March 9, 2007, by and between Berry Plastics Group, Inc. and Ira Boots (incorporated by reference to Exhibit 10.19 of Amendment No. 1 to the Company’s Registration Statement on Form 8-K (File No. 333-180294), filed on May 4, 2012).

10.23
Purchase and Sale Agreement, dated as of December 15, 2008, by and between BP Parallel Corporation, a Delaware corporation, and Apollo Management VI, L.P., a Delaware limited partnership (incorporated herein by reference to Exhibit 10.21 of Berry Plastics Corporation’s (File No. 033-75706-01) Annual Report on Form 10-K filed with the SEC on December 16, 2008).

10.24†
Employment Agreement, dated as of August 1, 2010, between Berry Plastics Corporation and Randall J. Becker (incorporated by reference to Exhibit 10.21 of Amendment No. 1 to the Company’s Registration Statement on Form 8-K (File No. 333-180294) filed on May 4, 2012).

10.25†
Letter Agreement, dated September 30, 2010, between Berry Plastics Corporation and Ira G. Boots (incorporated herein by reference to Exhibit 10.1 of Berry Plastics Corporation’s (File No. 033-75706-01) Current Report on Form 8-K filed on October 6, 2010).

10.26†
Employment Agreement, dated October 1, 2010, between the Berry Plastics Corporation and Jonathan Rich (incorporated herein by reference to Exhibit 10.2 of Berry Plastics Corporation’s (File No. 033-75706-01) Current Report on Form 8-K filed on October 6, 2010).

10.27
Form of common stock certificate of Berry Plastics Group, Inc. (incorporated by reference to Exhibit 4.27 of Amendment No. 5 to the Company’s Registration Statement on Form S-1 (File No. 333-180294) filed on September 19, 2012).

10.28†
Income Tax Receivable Agreement, dated as of November 29, 2012, by and among Berry Plastics Group, Inc. and Apollo Management Fund VI, L.P. (incorporated herein by reference to Exhibit 10.25 to the Company’s Form 10-K filed on December 27, 2012).

10.29†	Berry Plastics Group, Inc. Executive Bonus Plan (incorporated herein by reference to Exhibit 10.26 to the Company’s Form 10-K filed on December 27, 2012).
10.30†	Berry Plastics Group, Inc. 2012 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.27 to the Company’s Form 10-K filed on December 27, 2012).
10.31†*	Amendment No. 1 to the Berry Plastics Group, Inc. 2012 Long-Term Incentive Plan
10.32†*	Omnibus amendment to awards granted under the Berry Plastics Group, Inc., 2012 Long-Term Incentive Plan
10.33†
Amendment No. 1 to the Amended and Restated Stockholders Agreement, by and among Berry Plastics Group, Inc., and the stockholders of the Corporation listed on schedule A thereto, dated as of October 2, 2012 (incorporated herein by reference to Exhibit 10.28 to the Company’s Form 10-K filed on December 27, 2012).

12.1*	Computation of Ratio of Earnings to Fixed Charges.

21.1*	Subsidiaries of the Registrant.
23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

32.1*	Section 1350 Certification of the Chief Executive Officer

32.2*	Section 1350 Certification of the Chief Financial Officer

*      Filed herewith.
†      Management contract or compensatory plan or arrangement.