Form 10-Q
period 2013-12-28
BERRY PLASTICS GROUP INC
filed 2014-01-31
CIK 1378992

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

 [X]     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 28, 2013
or
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
      Large accelerated filer [     ]           Accelerated filer [    ]              Non-accelerated filer [  X  ] Small reporting company [    ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).             Yes[    ]   No[ X ]

As of January 31, 2014, there were approximately 116,300,000 shares of the registrant’s common stock outstanding.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), with respect to our financial condition, results of operations and business and our expectations or beliefs concerning future events.  The forward-looking statements include, in particular, statements about our plans, strategies and prospects under the heading "Management’s Discussion and Analysis of Financial Condition and Results of Operations".  You can identify forward-looking statements because they contain words such as “believes,” “expects,” “may,” “will,” “should,” “would,” “could,” “seeks,” “approximately,” “intends,” “plans,” “estimates,”  “outlook,” or “anticipates” or similar expressions that relate to our strategy, plans or intentions.  All statements we make relating to our estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results or to our expectations regarding future industry trends are forward-looking statements.  In addition, we, through our senior management, from time to time make forward-looking public statements concerning our expected future operations and performance and other developments.  These forward-looking statements are subject to risks and uncertainties that may change at any time, and, therefore, our actual results may differ materially from those that we expected.  We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions.  While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results.  All forward-looking statements are based upon information available to us on the date of this Form 10-Q.

All forward-looking information and subsequent written and oral forward-looking statements attributable to us, or to persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements.  Some of the factors that we believe could affect our results include:

•	risks associated with our substantial indebtedness and debt service;
•	changes in prices and availability of resin and other raw materials and our ability to pass on changes in raw material prices on a timely basis;
•	performance of our business and future operating results;
•	risks related to our acquisition strategy and integration of acquired businesses;
•	reliance on unpatented know-how and trade secrets;
•	increases in the cost of compliance with laws and regulations, including environmental, safety, and production and product laws and regulations;
•	risks related to disruptions in the overall economy and the financial markets that may adversely impact our business;
•	catastrophic loss of one of our key manufacturing facilities, natural disasters, and other unplanned business interruptions;
•	risks of competition, including foreign competition, in our existing and future markets;
•	general business and economic conditions, particularly an economic downturn;
•	risks that our restructuring program may entail greater implementation costs or result in lower cost savings than anticipated;
•	the ability of our insurance to cover fully our potential exposures; and
•	the other factors discussed in our Form 10-K for the fiscal year ended September 28, 2013 in the section titled “Risk Factors.”

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

Readers should carefully review the factors discussed in our Form 10-K for the fiscal year ended September 28, 2013 in the section titled “Risk Factors” and other risk factors identified from time to time in our periodic filings with the Securities and Exchange Commission (“SEC”).  We undertake no obligation to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

Berry Plastics Group, Inc.
Form 10-Q Index
For Quarterly Period Ended December 28, 2013

Item 1.     Financial Statements

Berry Plastics Group, Inc.
Consolidated Balance Sheets
 (in millions of dollars, except per share data)

	December 28, 2013	September 28, 2013
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$162	$142
Accounts receivable (less allowance of $3 at December 28, 2013 and September 28, 2013)	405	449
Inventories:
Finished goods	333	335
Raw materials and supplies	239	240
	572	575
Deferred income taxes	260	139
Prepaid expenses and other current assets	45	32
Total current assets	1,444	1,337
Property, plant, and equipment, net	1,280	1,266
Goodwill, intangible assets and deferred costs, net	2,528	2,520
Other assets	12	12
Total assets	$5,264	$5,135
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$362	$337
Accrued expenses and other current liabilities	327	276
Current portion of long-term debt	74	71
Total current liabilities	763	684
Long-term debt, less current portion	3,875	3,875
Deferred income taxes	509	385
Other long-term liabilities	300	387
Total liabilities	5,447	5,331
Commitments and contingencies
Stockholders’ equity (deficit):
Common stock; ($0.01 par value; 400,000,000 shares authorized; 116,279,187 shares issued and 116,208,703 shares outstanding as of December 28, 2013; 115,895,927 issued and 115,825,443 outstanding as of September 28, 2013)	1	1
Additional paid-in capital	330	322
Non-controlling interest	3	3
Accumulated deficit	(498)	(504)
Accumulated other comprehensive loss	(19)	(18)
Total stockholders’ equity (deficit)	(183)	(196)
Total liabilities and stockholders’ equity (deficit)	$5,264	$5,135

See notes to consolidated financial statements.

Berry Plastics Group, Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)
(in millions of dollars, except per share data)

	Quarterly Period Ended
	December 28, 2013	December 29, 2012
Net sales	$1,140	$1,072
Costs and expenses:
Cost of goods sold	964	895
Selling, general and administrative	77	77
Amortization of intangibles	26	27
Restructuring and impairment charges	10	5
Operating income	63	68
Debt extinguishment	—	16
Other income, net	(1)	(3)
Interest expense, net	55	70
Income (loss) before income taxes	9	(15)
Income tax expense (benefit)	3	(5)
Net income (loss)	$6	$(10)
Comprehensive income (loss)	$5	$(7)

Net income (loss) per share:
Basic	$0.05	$(0.09)
Diluted	0.05	(0.09)
Outstanding weighted-average shares: (in thousands)
Basic	115,933	111,352
Diluted	120,479	111,352

See notes to consolidated financial statements.

Berry Plastics Group, Inc.
Consolidated Statement of Changes in Stockholders’ Equity (Deficit)
For the Quarterly Period Ended December 29, 2012 and December 28, 2013
(Unaudited)
(in millions of dollars)

	Common Stock	Paid-in Capital	Notes Receivable-Common Stock	Non-controlling Interest	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at September 29, 2012	$1	$131	$(2)	$3	$(47)	$(561)	$(475)
Proceeds from issuance of common stock	—	4	—	—	—	—	4
Stock compensation expense	—	4	—	—	—	—	4
Termination of redeemable shares redemption requirement	—	23	—	—	—	—	23
Proceeds from initial public offering	—	438	—	—	—	—	438
Initial obligation under tax receivable agreement	—	(300)	—	—	—	—	(300)
Derivative amortization	—	—	—	—	1	—	1
Net loss	—	—	—	—	—	(10)	(10)
Currency translation	—	—	—	—	2	—	2
Balance at December 29, 2012	$1	$300	$(2)	$3	$(44)	$(571)	$(313)
Balance at September 28, 2013	$1	$322	$—	$3	$(18)	$(504)	$(196)
Proceeds from issuance of common stock	—	3	—	—	—	—	3
Stock compensation expense	—	5	—	—	—	—	5
Net income	—	—	—	—	—	6	6
Currency translation	—	—	—	—	(1)	—	(1)
Balance at December 28, 2013	$1	$330	$—	$3	$(19)	$(498)	$(183)

See notes to consolidated financial statements.

Berry Plastics Group, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(in millions of dollars)

	Quarterly Period Ended
	December 28, 2013	December 29, 2012
Cash Flows from Operating Activities:
Net income (loss)	$6	$(10)
Adjustments to reconcile net cash provided by operating activities:
Depreciation	59	60
Amortization of intangibles	26	27
Non-cash interest expense	2	5
Deferred income tax	4	(5)
Debt extinguishment	—	16
Stock compensation expense	5	4
Impairment of long-lived assets	2	—
Other non-cash items	1	1
Changes in operating assets and liabilities:
Accounts receivable, net	51	61
Inventories	14	(14)
Prepaid expenses and other assets	(4)	12
Accounts payable and other liabilities	6	(70)
Net cash from operating activities	172	87
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(47)	(45)
Proceeds from sale of assets	1	2
Deposit on acquisition of business	(5)	—
Acquisition of business, net of cash acquired	(62)	(20)
Net cash from investing activities	(113)	(63)
Cash Flows from Financing Activities:
Proceeds from long-term borrowings	3	1
Repayments on long-term borrowings	(13)	(522)
Proceeds from issuance of common stock	3	4
Payment of tax receivable agreement	(32)	—
Proceeds from initial public offering	—	438
Net cash from financing activities	(39)	(79)
Effect of exchange rate changes on cash	—	—
Net change in cash	20	(55)
Cash and cash equivalents at beginning of period	142	87
Cash and cash equivalents at end of period	$162	$32

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

2.  Basis of Presentation

Berry, through its wholly-owned subsidiaries operates in four primary segments:  Rigid Open Top, Rigid Closed Top, Engineered Materials, and Flexible Packaging.  The Company’s customers are located principally throughout the United States, without significant concentration in any one region or with any one customer.  The accompanying unaudited Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full fiscal year.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission for the fiscal year end September 28, 2013.  All intercompany transactions have been eliminated.  The Company issued financial statements by filing with the Securities and Exchange Commission and has evaluated subsequent events up to the time of the filing.

In October 2012, the Company filed an initial public offering.  The proceeds, net of transaction fees, of $438 million and cash from operations were used to repurchase $455 million of 11% Senior Subordinated Notes.  In connection with the initial public offering, the Company entered into an income tax receivable agreement that provides for the payment to pre-initial public offering stockholders, option holders and holders of our stock appreciation rights, 85% of the amount of cash savings, if any, in U.S. federal, foreign, state and local income tax that are actually realized (or are deemed to be realized in the case of a change of control) as a result of the utilization of our and our subsidiaries’ net operating losses attributable to periods prior to the initial public offering.  For further information regarding fiscal 2013 transactions, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission for the fiscal year end September 28, 2013.

3.  Acquisition

Graphic Packaging

On September 30, 2013, the Company acquired Graphic Packaging’s flexible plastics and films business (“Graphic”) for a purchase price of $62 million.  Graphic is a producer of wraps, films, pouches, and bags for the food, medical, industrial, personal care, and pet food markets.  The newly acquired business is operated in the Company’s Flexible Packaging Division.  To finance the purchase, the Company used existing liquidity.  The Graphic acquisition has been accounted for under the purchase method of accounting, and accordingly, the purchase price has been allocated to the identifiable assets and liabilities based on estimated fair values at the acquisition date.  The Company has not finalized the purchase price allocation to the fair values of fixed assets, intangibles and is reviewing the working capital acquired.

4.  Restructuring and Impairment Charges

In November 2013, the Company initiated a cost reduction plan designed to deliver meaningful cost savings and optimal equipment utilization. This plan will result in several plant rationalizations.  The Company expects to incur approximately $50 million of total costs throughout fiscal 2014 related to this plan.  These costs will primarily consist of one-time costs associated with facility consolidation, including severance and termination benefits, other costs associated with exiting facilities and non-cash asset impairment charges.

	Quarterly Period Ended
	December 28, 2013	December 29, 2012
Rigid Open Top
Severance and termination benefits	$1	$1
Total	$1	$1
Rigid Closed Top
Severance and termination benefits	$—	$1
Facility exit costs and other	—	1
Asset impairment	—	—
Total	$—	$2
Engineered Materials
Severance and termination benefits	$1	$1
Facility exit costs and other	—	—
Asset impairment	2	—
Total	$3	$1
Flexible Packaging
Severance and termination benefits	$3	$—
Facility exit costs and other	3	1
Asset impairment	—	—
Total	$6	$1
Consolidated
Severance and termination benefits	$5	$3
Facility exit costs and other	3	2
Asset impairment	2	—
Total	$10	$5

The table below sets forth the activity with respect to the restructuring accrual at September 28, 2013 and December 28, 2013:

	Severance and termination benefits	Facilities exit costs and other	Non-cash	Total
Balance at September 29, 2012	$4	$3	$—	$7
Charges	5	3	6	14
Non-cash asset impairment	—	—	(6)	(6)
Cash payments	(7)	(4)	—	(11)
Balance at September 28, 2013	2	2	—	4
Charges	5	3	2	10
Non-cash asset impairment	—	—	(2)	(2)
Cash payments	(1)	(3)	—	(4)
Balance at December 28, 2013	$6	$2	$—	$8

5.  Accrued Expenses, Other Current Liabilities and Other Long-Term Liabilities

The following table sets forth the totals included in Accrued expenses and other current liabilities on the Consolidated Balance Sheets.

	December 28, 2013	September 28, 2013
Employee compensation, payroll and other taxes	$68	$86
Interest	51	45
Rebates	62	55
Tax receivable agreement obligation	85	32
Other	61	58
	$327	$276

The following table sets forth the totals included in Other long-term liabilities on the Consolidated Balance Sheets.

	December 28, 2013	September 28, 2013
Lease retirement obligation	$23	$22
Sale-lease back deferred gain	31	32
Pension liability	41	43
Tax receivable agreement obligation	191	277
Other	14	13
	$300	$387

6.  Long-Term Debt

Long-term debt consists of the following:

	Maturity Date	December 28, 2013	September 28, 2013
Term loan	April 2015	$1,122	$1,125
Term loan	February 2020	1,393	1,397
Revolving line of credit	June 2016	—	—
9½% Second Priority Senior Secured Notes	May 2018	500	500
9¾% Second Priority Senior Secured Notes	January 2021	800	800
Senior Unsecured Term Loan	June 2014	18	18
Debt discount, net		(7)	(8)
Capital leases and other	Various	123	114
		3,949	3,946
Less current portion of long-term debt		(74)	(71)
		$3,875	$3,875

The Company’s senior secured credit facilities consist of $2.5 billion term loan and $650 million asset based revolving line of credit.  The availability under the revolving line of credit is the lesser of $650 million or based on a defined borrowing base which is calculated based on available accounts receivable and inventory.  The revolving line of credit allows up to $130 million of letters of credit to be issued instead of borrowings under the revolving line of credit.  At December 28, 2013, the Company had no outstanding balance on the revolving credit facility, $37 million outstanding letters of credit and a $114 million borrowing base reserve providing unused borrowing capacity of $499 million under the revolving line of credit. The Company was in compliance with all covenants as of December 28, 2013.

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

In November 2010, the Company entered into two separate interest rate swap transactions to manage cash flow variability associated with $1 billion of the outstanding variable rate term loan debt (the “2010 Swaps”).  The first agreement had a notional amount of $500 million and became effective in November 2010.  The agreement swaps three month variable LIBOR contracts for a fixed three year rate of 0.8925% and expired in November 2013.  The second agreement had a notional amount of $500 million and became effective in December 2010.  The agreement swaps three month variable LIBOR contracts for a fixed three year rate of 1.0235% and expired in November 2013.  In August 2011, the Company began utilizing 1-month LIBOR contracts for the underlying senior secured credit facility.  The Company’s change in interest rate selection caused the Company to lose hedge accounting on both of the interest rate swaps.  The Company recorded subsequent changes in fair value in the Consolidated Statement of Operations and amortized the unrealized losses to Interest expense through November 2013.

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

	Liability Derivatives
Derivatives instruments	Balance Sheet Location	December 28, 2013	September 28, 2013
Interest rate swaps — 2010 Swaps	Other long-term liabilities	$—	$1

The effect of the derivative instruments on the Consolidated Statement of Operations is as follows:

		Quarterly Period Ended
Derivatives not designated as hedging instruments under FASB guidance	Statement of Operations Location	December 28, 2013	December 29, 2012
Interest rate swaps — 2010 Swaps	Other income	$(1)	$(1)
	Interest expense	$1	$1

Non-recurring Fair Value Measurements

The Company has certain assets that are measured at fair value on a non-recurring basis when impairment indicators are present.  The assets are adjusted to fair value only when the carrying values exceed the fair values.  The categorization of the framework used to price the assets is considered a Level 3, due to the subjective nature of the unobservable inputs used to determine the fair value.  These assets include primarily our definite lived and indefinite lived intangible assets, including Goodwill and our property plant and equipment.  The Company annually conducts a qualitative screen analysis for each of our reporting units to determine if it is more likely than not that a goodwill impairment exists and also performs a qualitative screen analysis to determine if any of our indefinite lived intangible assets may be impaired.  If the conclusion is that it is more likely than not that an impairment may exist, the Company will perform a step one impairment evaluation of goodwill or other indefinite lived intangibles.  Our annual analysis is performed as of the first date of the fourth quarter.  We completed this assessment in the fourth quarter of 2013 and have not recorded any impairment charges.  There were no impairment indicators for the goodwill or indefinite lived intangible assets in the current quarter.  We utilize a methodology, which leverages a six year discounted cash flow analysis with a terminal year in combination with a comparable company market approach to determine the fair value of our reporting units.

Included in the following table are the major categories of assets measured at fair value on a non-recurring basis as of December 28, 2013 and September 28, 2013, along with the impairment loss recognized on the fair value measurement during the period:

	As of December 28, 2013
	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs	Total	Quarterly Period Ended December 28, 2013 Impairment Loss
Indefinite-lived trademarks	$—	$—	$207	$207	$—
Goodwill	—	—	1,644	1,644	—
Definite lived intangible assets	—	—	649	649	—
Property, plant, and equipment	—	—	1,280	1,280	2
Total	$—	$—	$3,780	$3,780	$2

	As of September 28, 2013
	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs	Total	Fiscal 2013 Impairment Loss
Indefinite-lived trademarks	$—	$—	$207	$207	$—
Goodwill	—	—	1,634	1,634	—
Definite lived intangible assets	—	—	649	649	5
Property, plant, and equipment	—	—	1,266	1,266	—
Total	$—	$—	$3,756	$3,756	$5

Valuation of Property, Plant and Equipment and Definite Lived Intangible Assets

The Company periodically realigns its manufacturing operations which results in facilities being closed and shut down and equipment transferred to other facilities or equipment being scrapped.  The Company utilizes appraised values to corroborate the fair value of the facilities and has utilized a scrap value based on prior facility shut downs to estimate the fair value of the equipment, which has approximated the actual value that was received.  When impairment indicators exist, the Company will also perform an undiscounted cash flow analysis to determine the recoverability of the Company’s property, plant and equipment and definite lived intangibles.

The Company’s financial instruments consist primarily of cash and cash equivalents, long-term debt and capital lease obligations.  The fair value of our long-term indebtedness exceeded book value by $166 million as of December 28, 2013.  The Company’s long-term debt fair values were determined using Level 2 inputs as other significant observable inputs were not available.

8.  Income Taxes

The effective tax rate was 29% and 32% for the quarterly period ended December 28, 2013 and December 29, 2012, respectively.  A reconciliation of income tax benefit, computed at the federal statutory rate, to income tax benefit, as provided for in the financial statements, is as follows:

	Quarterly Period Ended
	December 28, 2013	December 29, 2012
Income tax benefit computed at statutory rate	$3	$(5)
State income tax benefit, net of federal taxes	—	—
Uncertain tax position	(1)	—
Other	1	—
Income tax expense (benefit)	$3	$(5)

9.  Operating Segments

Berry’s operations are organized into four reportable segments: Rigid Open Top, Rigid Closed Top, Engineered Materials, and Flexible Packaging.  The Company has manufacturing and distribution centers in the United States, Canada, Mexico, Belgium, Australia, Germany, Brazil, Malaysia, India, and the Netherlands.  The North American operation represents 96% of the Company’s net sales, 98% of total long-lived assets, and 97% of the total assets.  Selected information by reportable segment is presented in the following table:

	Quarterly Period Ended
	December 28, 2013	December 29, 2012
Net sales:
Rigid Open Top	$261	$259
Rigid Closed Top	332	313
Rigid Packaging	$593	$572
Engineered Materials	342	325
Flexible Packaging	205	175
Total net sales	$1,140	$1,072
Operating income (loss):
Rigid Open Top	$13	$27
Rigid Closed Top	30	18
Rigid Packaging	$43	$45
Engineered Materials	25	24
Flexible Packaging	(5)	(1)
Total operating income	$63	$68
Depreciation and amortization:
Rigid Open Top	$23	$23
Rigid Closed Top	30	32
Rigid Packaging	$53	$55
Engineered Materials	19	18
Flexible Packaging	13	14
Total depreciation and amortization	$85	$87

	December 28, 2013	September 28, 2013
Total assets:
Rigid Open Top	$1,802	$1,805
Rigid Closed Top	1,995	1,964
Rigid Packaging	$3,797	$3,769
Engineered Materials	823	817
Flexible Packaging	644	549
Total assets	$5,264	$5,135
Goodwill:
Rigid Open Top	$681	$681
Rigid Closed Top	830	831
Rigid Packaging	$1,511	$1,512
Engineered Materials	73	73
Flexible Packaging	60	49
Total goodwill	$1,644	$1,634

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

Condensed Supplemental Consolidated Balance Sheet

	December 28, 2013
	Parent	Issuer	Guarantor Subsidiaries	Non— Guarantor Subsidiaries	Eliminations	Total
Current assets	260	212	824	158	(10)	1,444
Intercompany receivable	327	3,423	—	49	(3,799)	—
Property, plant and equipment, net	—	91	1,120	69	—	1,280
Other assets	765	1,100	2,290	759	(2,374)	2,540
Total assets	$1,352	$4,826	$4,234	$1,035	$(6,183)	$5,264

Current liabilities	94	193	411	75	(10)	763
Intercompany payable	—	—	3,799	—	(3,799)	—
Other long-term liabilities	1,441	3,915	41	5	(718)	4,684
Stockholders’ equity (deficit)	(183)	718	(17)	955	(1,656)	(183)
Total liabilities and stockholders’ equity (deficit)	$1,352	$4,826	$4,234	$1,035	$(6,183)	$5,264

	September 28, 2013
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Current assets	139	186	864	158	(10)	1,337
Intercompany receivable	348	3,448	—	40	(3,836)	—
Property, plant and equipment, net	—	115	1,079	72	—	1,266
Other assets	768	1,054	2,277	737	(2,304)	2,532
Total assets	$1,255	$4,803	$4,220	$1,007	$(6,150)	$5,135

Current liabilities	41	197	374	83	(11)	684
Intercompany payable	—	—	3,837	—	(3,837)	—
Other long-term liabilities	1,410	3,919	44	6	(732)	4,647
Stockholders’ equity (deficit)	(196)	687	(35)	918	(1,570)	(196)
Total liabilities and stockholders’ equity (deficit)	$1,255	$4,803	$4,220	$1,007	$(6,150)	$5,135

Condensed Supplemental Consolidated Statements of Operations

	Quarterly Period Ended December 28, 2013
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$146	$907	$87	$—	$1,140
Cost of goods sold	—	131	762	71	—	964
Selling, general and administrative	—	19	51	7	—	77
Amortization of intangibles	—	3	21	2	—	26
Restructuring and impairment charges	—	—	10	—	—	10
Operating income (loss)	—	(7)	63	7	—	63
Debt extinguishment	—	—	—	—	—	—
Other income, net	—	(1)	—	—	—	(1)
Interest expense, net	13	6	44	(33)	25	55
Equity in net income of subsidiaries	(22)	(58)	—	—	80	—
Income (loss) before income taxes	9	46	19	40	(105)	9
Income tax expense (benefit)	3	16	—	1	(17)	3
Net income (loss)	$6	$30	$19	$39	$(88)	$6
Comprehensive income (loss)	$6	$30	$19	$38	$(88)	$5

Consolidating Statement of Cash Flows
Cash Flow from Operating Activities	$—	$—	$162	$10	$—	$172
Cash Flow from Investing Activities
Additions to property, plant, and equipment	—	(2)	(44)	(1)	—	(47)
Proceeds from sale of assets	—	—	1	—	—	1
(Contributions) distributions to/from subsidiaries	(3)	3	—	—	—	—
Intercompany advances (repayments)	—	30	—	—	(30)	—
Deposit on acquisition of business	—	—	—	(5)	—	(5)
Acquisition of business, net of cash acquired	—	—	(62)	—	—	(62)
Net cash from investing activities	(3)	31	(105)	(6)	(30)	(113)

Cash Flow from Financing Activities
Proceeds from long-term borrowings	—	—	—	3	—	3
Proceeds from issuance of common stock	3	—	—	—	—	3
Payment of tax receivable agreement	(32)	—	—	—	—	(32)
Repayments on long-term borrowings	—	(13)	—	—	—	(13)
Changes in intercompany balances	32	—	(57)	(5)	30	—
Net cash provided from financing activities	3	(13)	(57)	(2)	30	(39)
Effect of exchange rate on cash	—	—	—	—	—	—
Net change in cash	—	18	—	2	—	20
Cash and cash equivalents at beginning of period	—	116	—	26	—	142
Cash and cash equivalents at end of period	$—	$134	$—	$28	$—	$162

	Quarterly Period Ended December 29, 2012
	Parent	Issuer	Guarantor Subsidiaries	Non— Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$133	$849	$90	$—	$1,072
Cost of goods sold	—	137	694	64	—	895
Selling, general and administrative	—	10	58	9	—	77
Amortization of intangibles	—	3	23	1	—	27
Restructuring and impairment charges	—	—	5	—	—	5
Operating income (loss)	—	(17)	69	16	—	68
Debt extinguishment	—	16	—	—	—	16
Other income, net	—	(3)	—	—	—	(3)
Interest expense, net	11	9	55	(31)	26	70
Equity in net income of subsidiaries	(4)	(62)	—	—	58	—
Income (loss) before income taxes	(15)	23	14	47	(84)	(15)
Income tax expense (benefit)	(5)	10	(1)	—	(9)	(5)
Net income (loss)	$(10)	$13	$15	$47	$(75)	$(10)
Comprehensive income (loss)	$(10)	$14	$15	$49	$(75)	$(7)

Consolidating Statement of Cash Flows
Cash Flow from Operating Activities	$—	$(21)	$95	$13	$—	$87
Cash Flow from Investing Activities
Additions to property, plant, and equipment	—	(2)	(42)	(1)	—	(45)
Proceeds from sale of assets	—	—	2	—	—	2
Investment in Parent	—	—	—	(21)	21	—
(Contributions) distributions to/from subsidiaries	(442)	421	—	—	21	—
Intercompany advances (repayments)	—	46	—	—	(46)	—
Acquisition of business, net of cash acquired	—	—	(20)	—	—	(20)
Net cash from investing activities	(442)	465	(60)	(22)	(4)	(63)

Cash Flow from Financing Activities
Proceeds from long-term borrowings	—	—	—	1	—	1
Proceeds from issuance of common stock	4	—	—	—	—	4
Proceeds from initial public offering	438	—	—	—	—	438
Repayments of long-term borrowings	—	(501)	—	—	(21)	(522)
Changes in intercompany balances	—	—	(34)	(12)	46	—
Contribution from Issuer	—	—	—	21	(21)	—
Net cash from financing activities	442	(501)	(34)	10	4	(79)
Effect of exchange rate on cash	—	—	—	—	—	—
Net change in cash	—	(57)	1	1	—	(55)
Cash and cash equivalents at beginning of period	—	66	—	21	—	87
Cash and cash equivalents at end of period	$—	$9	$1	$22	$—	$32

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

The following tables and discussion provide a reconciliation of the numerator and denominator of the basic and diluted net loss per share computations.  The calculation below provides net income or loss on both basic and diluted basis for the quarterly period ended December 28, 2013 and December 29, 2012.

	Quarterly Period Ended
	December 28, 2013	December 29, 2012

Net income (loss)	$6	$(10)
Weighted average shares of common stock outstanding-- basic (in thousands)	115,933	111,352
Other common stock equivalents (in thousands)	4,546	—
Weighted average shares of common stock outstanding-- diluted (in thousands)	120,479	111,352

Basic net income (loss) per share	$0.05	$(0.09)
Diluted net income (loss) per share	$0.05	$(0.09)

The conversion of stock options is not included in the calculation of diluted net loss per common share for the three quarterly period ended December 29, 2012 as the effect of these conversions would be antidilutive to the net loss available to common shareholders.  Thus, the weighted average common equivalent shares used for purposes of computing diluted EPS are the same as those used to compute basic EPS for these periods.  Shares excluded from the calculation as the effect of their conversion into shares of our common stock would be antidilutive were 12,166,539 as of December 29, 2012.

13.  Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss).  Other comprehensive losses include net unrealized gains or losses resulting from currency translations of foreign subsidiaries, changes in the value of our derivative instruments and adjustments to the pension liability.

The accumulated balances related to each component of other comprehensive income (loss) were as follows (amounts below are net of taxes):

	Currency Translation	Defined Benefit Pension and Retiree Health Benefit Plans	Interest Rate Hedges	Accumulated Other Comprehensive Loss
Balance as of September 28, 2013	$(20)	$(8)	$10	$(18)
Other comprehensive loss	(1)	-	-	(1)
Tax expense (benefit)	-	-	-	-
Balance as of December 28, 2013	$(21)	$(8)	$10	$(19)

14.  Subsequent Event

Incremental Term Loan

In January 2014, the Company entered into an incremental assumption agreement to increase the commitments under Berry Plastics Corporation’s existing term loan credit agreement by $1,125 million.  Berry Plastics Corporation borrowed loans in an aggregate principal amount equal to the full amount of the commitments on such date. The incremental term loans bear interest at LIBOR plus 2.75% per annum with a LIBOR floor of 1.00%, mature in January 2021 and are subject to customary amortization. The proceeds from the incremental term loan, in addition to existing liquidity, were used to satisfy Berry Plastics Corporation’s outstanding term loan facility with that was to mature in April 2015.

In connection with the incremental term loan, the Company paid a $1 million underwriting fee to Apollo Global Securities, LLC, an affiliate of of Apollo Management, L.P that served as a manager of the offering.

Qingdao P&B Co., Ltd

In January 2014, the Company announced that its acquisition of the controlling interest (75%) of Qingdao P&B Co., Ltd (“P&B”) was approved by the competent approval authority in China.  P&B utilizes thermoform, injection, and automated assembly manufacturing processes to produce products for multiple markets across China as well as globally, most predominately serving the food and personal care markets.  P&B has annual revenues of $34 million and will operate in the Company’s Flexible Packaging Division.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context requires otherwise, references in this Management's Discussion and Analysis of Financial Condition and Results of Operations to the “Company” refer to Berry Plastics Group, Inc, and references to “we,” “our” or “us” refer to Berry Plastics Group, Inc. together with its consolidated subsidiaries, after giving effect to the transactions described in the next paragraph.  You should read the following discussion in conjunction with the consolidated financial statements of the Company and its subsidiaries and the accompanying notes thereto, which information is included elsewhere herein.  This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in our Form 10-K for the fiscal year ended September 28, 2013 in the section titled “Risk Factors” and other risk factors identified from time to time in our periodic filings with the SEC.  Our actual results may differ materially from those contained in any forward-looking statements.  You should read the explanation of the qualifications and limitations on these forward-looking statements referenced within this report.

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

Graphic Packaging

On September 30, 2013, the Company acquired Graphic Packaging’s flexible plastics and films business (“Graphic”) for a purchase price of $62 million.  Graphic is a producer of wraps, films, pouches, and bags for the food, medical, industrial, personal care, and pet food markets.  The newly acquired business is operated in the Company’s Flexible Packaging Division.  To finance the purchase, the Company used existing liquidity.  The Graphic acquisition has been accounted for under the purchase method of accounting, and accordingly, the purchase price has been allocated to the identifiable assets and liabilities based on estimated fair values at the acquisition date.  The Company has not finalized the purchase price allocation to the fair values of fixed assets, intangibles and is reviewing the working capital acquired.

Qingdao P&B Co., Ltd

In January 2014, the Company announced that its acquisition of the controlling interest (75%) of Qingdao P&B Co., Ltd (“P&B”) was approved by the competent approval authority in China.  P&B utilizes thermoform, injection, and automated assembly manufacturing processes to produce products for multiple markets across China as well as globally, most predominately serving the food and personal care markets.  P&B has annual revenues of $34 million and will operate in the Company’s Flexible Packaging Division.

Recent Developments

2014 Cost Reduction Plan

In November 2013, the Company initiated a cost reduction plan designed to deliver meaningful cost savings and optimal equipment utilization. This plan will result in several plant rationalizations.  The Company expects to incur approximately $50 million of total costs throughout fiscal 2014 related to this plan.  These costs will primarily consist of one-time costs associated with facility consolidation, including severance and termination benefits, other costs associated with exiting facilities and non-cash asset impairment charges.

Incremental Term Loan

In January 2014, the Company entered into an incremental assumption agreement to increase the commitments under Berry Plastics Corporation’s existing term loan credit agreement by $1,125 million.  Berry Plastics Corporation borrowed loans in an aggregate principal amount equal to the full amount of the commitments on such date. The incremental term loans bear interest at LIBOR plus 2.75% per annum with a LIBOR floor of 1.00%, mature in January 2021 and are subject to customary amortization. The proceeds from the incremental term loan, in addition to existing liquidity, were used to satisfy Berry Plastics Corporation’s outstanding term loan facility with that was to mature in April 2015.

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

	Polyethylene Butene Film			Polypropylene
	2014	2013	2012	2014	2013	2012
1st quarter	$.82	$.69	$.68	$.89	$.76	$.79
2nd quarter	—	.74	.76	—	.96	.88
3rd quarter	—	.77	.72	—	.84	.85
4th quarter	—	.79	.68	—	.89	.71

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

Looking forward, the Company anticipates its fiscal 2014 adjusted free cash flow to be approximately $270 million.  This estimate assumes flat pricing on plastic resin costs, no change in short term interest rates and benefits and costs from the restructuring program initiatives.

Results of Operations

Comparison of the Quarterly Period Ended December 28, 2013 (the “Quarter”) and the Quarterly Period Ended December 29, 2012 (the “Prior Quarter”)

Net Sales.  Net sales increased from $1,072 million in the Prior Quarter to $1,140 million in the Quarter.  This increase is primarily attributed to net sales from acquired business of 2% and selling price increases of 5% due to higher resin prices shown above partially offset by a 1% decline from exited business.  The following discussion in this section provides a comparison of net sales by business segment.

	Quarterly Period Ended
	December 28, 2013	December 29, 2012	$ Change	% Change
Net sales:
Rigid Open Top	$261	$259	$2	1%
Rigid Closed Top	332	313	19	6%
Rigid Packaging	$593	$572	$21	4%
Engineered Materials	342	325	17	5%
Flexible Packaging	205	175	30	17%
Total net sales	$1,140	$1,072	$68	6%

Net sales in the Rigid Open Top business increased from $259 million in the Prior Quarter to $261 million in the Quarter as a result of net selling price increases of 7% partially offset by a volume decline of 2% and product realignment of 4%.  The volume decline was primarily attributed to softness in thermoformed drink cups.  Net sales in the Rigid Closed Top business increased from $313 million in the Prior Quarter to $332 million in the Quarter as a result of net selling price increases of 4% and volume improvement of  2%.  The Engineered Materials business net sales increased from $325 million in the Prior Quarter to $342 million in the Quarter as a result of net selling price increases of 4% and product realignment of 3% partially offset by exited business of 2%.  The Flexible Packaging business net sales increased from $175 million in the Prior Quarter to $205 million in the Quarter as a result of acquisitions volume attributed to Graphic of 15% and net selling price increases of 5% partially offset by a volume decline of 3%.  The Flexible Packaging volume decline was primarily attributed to the soft customer demand partially offset by volume gains in our personal care products.

Operating Income.  Operating income decreased from $68 million (6% of net sales) in the Prior Quarter to $63 million (6% of net sales) in the Quarter.  This decrease is primarily attributed to $12 million from the relationship of net selling price to raw material costs and $2 million from volume declines described above partially offset by $1 million decrease in depreciation expense, $2 million decrease in amortization expense, $1 million decrease in business integration, $1 million increase from acquisitions and $4 million improvement in manufacturing efficiencies.  The following discussion in this section provides a comparison of operating income by business segment

	Quarterly Period Ended
	December 28, 2013	December 29, 2012	$ Change	% Change
Operating income:
Rigid Open Top	$13	$27	$(14)	(52%)
Rigid Closed Top	30	18	12	67%
Rigid Packaging	$43	$45	$(2)	(4%)
Engineered Materials	25	24	1	4%
Flexible Packaging	(5)	(1)	(4)	400%
Total operating income	$63	$68	$(5)	(7%)

Operating income for the Rigid Open Top business decreased from $27 million (10% of net sales) in the Prior Quarter to $13 million (5% of net sales) in the Quarter.  This decrease is primarily attributed to $1 million from volume declines, $4 million decline in operating performance in manufacturing, $2 million increase of selling, general and administrative expenses, $2 million increase in business integration expense and $5 million decline in the relationship of net selling price to raw material costs.  Operating income for the Rigid Closed Top business increased from $18 million (6% of net sales) in the Prior Quarter to $30 million (9% of net sales) in the Quarter.  This increase is primarily attributed to a $6 million decline in business integration expenses, $1 million from improved volumes, $1 million decline in selling, general and administrative expenses, $4 million improvement in operating performance in manufacturing and $2 million decline in depreciation and amortization expense partially offset by $2 million decline in the relationship of net selling price to raw material costs.  Operating income for the Engineered Materials business improved from $24 million (7% of net sales) in the Prior Quarter to $25 million (7% of net sales) in the Quarter.  This increase is primarily attributed to $6 million improvement in operating performance in manufacturing, and a $2 million decline in selling, general and administrative expenses, partially offset by $1 million from volume declines and $6 million decline in the relationship of net selling price to raw material costs.  Operating loss for the Flexible Packaging business increased from $1 million (-1% of net sales) in the Prior Quarter to $5 million (-2% of net sales) in the Quarter.  This decline is primarily attributed to a $4 million increase in business integration expense, $1 million from volume declines, $2 million decline in operating performance in manufacturing, $1 million increase in selling, general and administrative expenses partially offset by $2 million benefit from the Graphic acquisition, $1 million reduction of depreciation and amortization expense and $1 million gain in the relationship of net selling price to raw material costs.

Other Income. Other income declined by $2 million in the Quarter primarily due to the change in the fair value of derivative instruments.

 Interest Expense.  Interest expense decreased from $70 million in the Prior Quarter to $55 million in the Quarter primarily as the result of the various debt extinguishments that resulted from our incremental term loan capital restructuring in fiscal 2013.

Income Tax Expense(Benefit).  For the Quarter, we recorded an income tax expense of $3 million compared to $5 million of income tax benefit in the Prior Quarter.  The effective tax rate for the Quarter is impacted by the relative impact of discrete items and certain international entities for which a full valuation allowance is recognized.

Liquidity and Capital Resources

Senior Secured Credit Facility

Through our wholly owned subsidiary Berry Plastics Corporation, we have senior secured credit facilities consisting of a $2.5 billion term loan and a $650 million asset based revolving line of credit (“Credit Facility”).  In January 2014, the Company entered into an incremental assumption agreement to increase the commitments under Berry Plastics Corporation’s existing term loan credit agreement by $1.1 billion.  Berry Plastics Corporation borrowed loans in an aggregate principal amount equal to the full amount of the commitments on such date.  The $1.1 billion incremental term loan matures in January 2021, the remaining $1.4 billion of term loan matures in February 2020 and the revolving line of credit matures in June 2016, subject to certain conditions.  The availability under the revolving line of credit is the lesser of $650 million or based on a defined borrowing base which is calculated based on available accounts receivable and inventory.  The revolving line of credit allows up to $130 million of letters of credit to be issued instead of borrowings under the revolving line of credit.  At December 28, 2013, the Company had no outstanding balance on the revolving credit facility, $37 million outstanding letters of credit and a $114 million borrowing base reserve providing unused borrowing capacity of $499 million under the revolving line of credit.  The Company was in compliance with all covenants as of December 28, 2013.

Our fixed charge coverage ratio, as defined in the revolving credit facility, is calculated based on a numerator consisting of adjusted EBITDA less pro forma adjustments, income taxes paid in cash and capital expenditures, and a denominator consisting of scheduled principal payments in respect of indebtedness for borrowed money, interest expense and certain distributions.  We are obligated to sustain a minimum fixed charge coverage ratio of 1.0 to 1.0 under the revolving credit facility at any time when the aggregate unused capacity under the revolving credit facility is less than 10% of the lesser of the revolving credit facility commitments and the borrowing base (and for 10 business days following the date upon which availability exceeds such threshold) or during the continuation of an event of default.  At December 28, 2013, the Company had unused borrowing capacity of $499 million under the revolving credit facility and thus was not subject to the minimum fixed charge coverage ratio covenant.  Our fixed charge ratio was 2.1 to 1.0 at December 28, 2013.

Despite not having financial maintenance covenants, our debt agreements contain certain negative covenants.  The failure to comply with these negative covenants could restrict our ability to incur additional indebtedness, effect acquisitions, enter into certain significant business combinations, make distributions or redeem indebtedness.  The term loan facility contains a negative covenant first lien secured leverage ratio covenant of 4.0 to 1.0 on a pro forma basis for a proposed transaction, such as an acquisition or incurrence of additional first lien debt.  Our first lien secured leverage ratio was 3.1 to 1.0 at December 28, 2013.

A key financial metric utilized in the calculation of the first lien leverage ratio is Adjusted EBITDA as defined in the Company’s senior secured credit facilities.  The following table reconciles (i) our Adjusted EBITDA to net income and (ii) our Adjusted Free Cash Flow to cash flow from operating activities , in each case, for the four quarters and quarterly period ended December 28, 2013:

	December 28, 2013
	Four Quarters Ended	Quarterly Period Ended
Adjusted EBITDA	$801	$174
Net interest expense	(229)	(55)
Depreciation and amortization	(339)	(85)
Income tax expense	(36)	(3)
Business optimization and other expense	(30)	(13)
Restructuring and impairment	(19)	(10)
Extinguishment of debt	(48)	-
Pro forma acquisitions	(8)	-
Unrealized cost savings	(19)	(2)
Net income	$73	$6

Cash flow from operating activities	$549	$172
Net additions to property, plant, and equipment	(224)	(46)
Payments of tax receivable agreement	(37)	(32)
Adjusted free cash flow	$288	$94
Cash flow from investing activities	(295)	(113)
Cash flow from financing activities	(124)	(39)

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

We define “Adjusted Free Cash Flow” as cash flow from operating activities less additions to property, plant and equipment and payments of the tax receivable agreement. We use Adjusted Free Cash Flow as a measure of liquidity because it assists us in assessing our company’s ability to fund its growth through its generation of cash. We believe Adjusted Free Cash Flow is useful to an investor in evaluating our liquidity because Adjusted Free Cash Flow and similar measures are widely used by investors, securities analysts and other interested parties in our industry to measure a company’s liquidity without regard to revenue and expense recognition, which can vary depending upon accounting methods. Although we use Adjusted Free Cash Flow as a liquidity measure to assess our ability to generate cash, the use of Adjusted Free Cash Flow has important limitations, including that: (1) Adjusted Free Cash Flow does not reflect the cash requirements necessary to service principal payments on our indebtedness; and (2) Adjusted Free Cash Flow removes the impact of accrual basis accounting on asset accounts and non-debt liability accounts.

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

Tax Receivable Agreement

In connection with the initial public offering, the Company entered into an income tax receivable agreement ("TRA") that provides for the payment to pre-initial public offering stockholders, option holders and holders of our stock appreciation rights, 85% of the amount of cash savings, if any, in U.S. federal, foreign, state and local income tax that are actually realized (or are deemed to be realized in the case of a change of control) as a result of the utilization of our and our subsidiaries’ net operating losses attributable to periods prior to the initial public offering. The actual utilization of net operating losses as well as the timing of any payments under the TRA will vary depending upon a number of factors, including the amount, character and timing of our and our subsidiaries’ taxable income in the future.

The Company expects to pay $85 million during the next twelve months related to the TRA.  The Company made $32 million of payments related to the TRA in the Quarter.

Cash Flows

Net cash provided by operating activities increased from $87 million in the Prior Quarter to $172 million in the Quarter.  The change is primarily attributed to improved working capital.

Net cash used in investing activities increased from $63 million in the Prior Quarter to $113 million in the Quarter primarily as a result of an increase in acquisition activity related to Graphic.  Our capital expenditures are forecasted at $230 million for fiscal 2014 and will be funded from cash flows from operating activities and existing liquidity.

Net cash used in financing activities was $79 million in the Prior Quarter compared to $39 million in the Quarter.  The Quarter change is primarily attributed to a decline in long-term repayments, net of proceeds from the initial public offering, partially offset by the $32 million of TRA payments.

Based on our current level of operations, we believe that cash flow from operations and available cash, together with available borrowings under our senior secured credit facilities, will be adequate to meet our short-term liquidity needs over the next twelve months.  We base such belief on historical experience and the funds available under the revolving credit facility.  However, we cannot predict our future results of operations and our ability to meet our obligations involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section of our Form 10-K filed with the SEC for the fiscal year ended September 28, 2013.  In particular, increases in the cost of resin which we are unable to pass through to our customers on a timely basis or significant acquisitions could severely impact our liquidity.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

We are exposed to market risk from changes in interest rates primarily through our senior secured credit facilities.  Our senior secured credit facilities are comprised of (i) a $2.6 billion term loan and (ii) a $650 million revolving credit facility.  At December 28, 2013, the Company had no outstanding balance on the revolving credit facility.  The net outstanding balance of the term loan was $2.5 billion at December 28, 2013.  Borrowings under our senior secured credit facilities bear interest, at our option, at either an alternate base rate or an adjusted LIBOR rate for a one-, two-, three- or six month interest period, or a nine- or twelve-month period, if available to all relevant lenders, in each case, plus an applicable margin.  The alternate base rate is the greater of (i) in the case of our term loan, Credit Suisse’s prime rate or, in the case of our revolving credit facility, Bank of America's prime rate and (ii) one-half of 1.0% over the weighted average of rates on overnight Federal Funds as published by the Federal Reserve Bank of New York.  At December 28, 2013, the LIBOR rate of 0.22% was applicable to the term loan and second priority senior secured floating rate notes.  A 0.25% change in LIBOR would not have a material impact on our interest expense.

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

The Company's management, with the participation of the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures as of December 28, 2013.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 28, 2013, the design and operation of our disclosure controls and procedures were effective at the reasonable assurance level.

 (b)           Changes in internal controls.

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 28, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.  Other Information

Item 1.                        Legal Proceedings

There have been no material changes in legal proceedings from the items disclosed in our Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended September 28, 2013.

Item 1A.                        Risk Factors

You should carefully consider the risks described in our Form 10-K filed with the SEC for the fiscal year ended September 28, 2013, including those under the heading “Risk Factors” and other information contained in this Quarterly Report before investing in our securities. Realization of any of these risks could have a material adverse effect on our business, financial condition, cash flows and results of operations.  There were no material changes in the Company’s risk factors since described in our Form 10-K filed with the SEC for the fiscal year ended September 28, 2013.

Item 2.                        Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable

Item 3.                        Defaults Upon Senior Securities

Not Applicable

Item 4.                        Mine Safety Disclosures

Not Applicable

Item 5.                        Other Information

Not Applicable

Item 6.                        Exhibits

10.1	Employment agreement, dated as of January 1, 2002, between Berry Plastics Corporation and Curtis Begle
10.2
U.S. $1,125,000,000 Incremental Assumption Agreement, dated as of January 6, 2014, by and among Berry Plastics Group, Inc., Berry Plastics Corporation and certain of its subsidiaries referenced therein and Credit Suisse AG, Cayman Islands Branch

10.3	Amendment No. 1 to Employment agreement, dated as of January 1, 2002, between Berry Plastics Corporation and Curtis Begle
10.4	Amendment No. 2 to Employment agreement, dated as of January 1, 2002, between Berry Plastics Corporation and Curtis Begle
10.5	Amendment No. 3 to Employment agreement, dated as of January 1, 2002, between Berry Plastics Corporation and Curtis Begle
10.6	Amendment No. 4 to Employment agreement, dated as of January 1, 2002, between Berry Plastics Corporation and Curtis Begle
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer
32.1	Section 1350 Certification of the Chief Executive Officer
32.2	Section 1350 Certification of the Chief Financial Officer

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Berry Plastics Group, Inc.
January 31, 2014
	By:	/s/ Mark W. Miles
Mark W. Miles
Chief Financial Officer