Form 10-Q
period 2014-03-29
BERRY PLASTICS GROUP INC
filed 2014-05-02
CIK 1378992

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

 [X]     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 29, 2014
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes[    ]   No[ X ]

As of May 2, 2014, there were approximately 117.2 million shares of the registrant’s common stock outstanding.

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

All forward-looking information and subsequent written and oral forward-looking statements attributable to us, or to persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements.  Some of the factors that we believe could affect our results include:

●	risks associated with our substantial indebtedness and debt service;
●	changes in prices and availability of resin and other raw materials and our ability to pass on changes in raw material prices on a timely basis;
●	performance of our business and future operating results;
●	risks related to our acquisition strategy and integration of acquired businesses;
●	reliance on unpatented know-how and trade secrets;
●	increases in the cost of compliance with laws and regulations, including environmental, safety, and production and product laws and regulations;
●	risks related to disruptions in the overall economy and the financial markets that may adversely impact our business;
●	catastrophic loss of one of our key manufacturing facilities, natural disasters, and other unplanned business interruptions;
●	risks of competition, including foreign competition, in our existing and future markets;
●	general business and economic conditions, particularly an economic downturn;
●	risks that our restructuring program may entail greater implementation costs or result in lower cost savings than anticipated;
●	the ability of our insurance to cover fully our potential exposures; and
●	the other factors discussed in our most recent Form 10-K in the section titled “Risk Factors.”

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

Readers should carefully review the factors discussed in our most recent Form 10-K in the section titled “Risk Factors” and other risk factors identified from time to time in our periodic filings with the Securities and Exchange Commission (“SEC”).  We undertake no obligation to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

Berry Plastics Group, Inc.
Form 10-Q Index
For Quarterly Period Ended March 29, 2014

Item 1.     Financial Statements
Berry Plastics Group, Inc.
Consolidated Balance Sheets
 (in millions of dollars, except per share data)
	March 29, 2014	September 28, 2013
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$126	$142
Accounts receivable (less allowance of $3 at March 29, 2014 and September 28, 2013)	470	449
Inventories:
Finished goods	358	335
Raw materials and supplies	268	240
	626	575
Deferred income taxes	255	139
Prepaid expenses and other current assets	39	32
Total current assets	1,516	1,337
Property, plant, and equipment, net	1,316	1,266
Goodwill, intangible assets and deferred costs, net	2,523	2,520
Other assets	12	12
Total assets	$5,367	$5,135
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$430	$337
Accrued expenses and other current liabilities	325	276
Current portion of long-term debt	77	71
Total current liabilities	832	684
Long-term debt, less current portion	3,866	3,875
Deferred income taxes	497	385
Other long-term liabilities	307	387
Total liabilities	5,502	5,331
Commitments and contingencies
Non-controlling interest	12	—
Stockholders’ equity (deficit):
Common stock; ($0.01 par value; 400,000,000 shares authorized; 117,165,831 shares issued and 117,095,347 shares outstanding as of March 29, 2014; 115,895,927 issued and 115,825,443 outstanding as of September 28, 2013)	1	1
Additional paid-in capital	355	322
Non-controlling interest	3	3
Accumulated deficit	(486)	(504)
Accumulated other comprehensive loss	(20)	(18)
Total stockholders’ equity (deficit)	(147)	(196)
Total liabilities and stockholders’ equity (deficit)	$5,367	$5,135

See notes to consolidated financial statements.

Berry Plastics Group, Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)
(in millions of dollars, except per share data)

	Quarterly Period Ended		Two Quarterly Periods Ended
	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
Net sales	$1,210	$1,150	$2,350	$2,222
Costs and expenses:
Cost of goods sold	1,023	936	1,987	1,831
Selling, general and administrative	82	75	159	152
Amortization of intangibles	25	27	51	54
Restructuring and impairment charges	3	1	13	6
Operating income	77	111	140	179
Debt extinguishment	2	48	2	64
Other income, net	—	(1)	(1)	(4)
Interest expense, net	57	61	112	131
Income (loss) before income taxes	18	3	27	(12)
Income tax expense (benefit)	6	2	9	(3)
Consolidated net income (loss)	12	1	18	(9)
Net income attributable to noncontrolling interests	—	—	—	—
Net income (loss) attributable to the Company	$12	$1	$18	$(9)

Comprehensive income (loss)	$11	$(4)	$16	$(11)

Net income (loss) per share:
Basic	$0.10	$0.01	$0.15	$(0.08)
Diluted	0.10	0.01	0.15	(0.08)
Outstanding weighted-average shares: (in thousands)
Basic	116,590	113,034	116,261	112,193
Diluted	121,699	118,197	120,543	112,193

See notes to consolidated financial statements.

Berry Plastics Group, Inc.
Consolidated Statement of Changes in Stockholders’ Equity (Deficit)
For the Two Quarterly Periods Ended March 29, 2014 and March 30, 2013
(Unaudited)
(in millions of dollars)

	Common Stock	Additional Paid-in Capital	Notes Receivable-Common Stock	Non-controlling Interest	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at September 29, 2012	$1	$131	$(2)	$3	$(47)	$(561)	$(475)
Proceeds from issuance of common stock	—	4	—	—	—	—	4
Stock compensation expense	—	5	—	—	—	—	5
Repayment of note receivable	—	—	1	—	—	—	1
Termination of redeemable shares redemption requirement	—	23	—	—	—	—	23
Proceeds from initial public offering	—	438	—	—	—	—	438
Initial obligation under tax receivable agreement	—	(300)	—	—	—	—	(300)
Derivative amortization	—	—	—	—	2	—	2
Interest rate hedge, net of tax	—	—	—	—	(2)	—	(2)
Net loss	—	—	—	—	—	(9)	(9)
Currency translation	—	—	—	—	(2)	—	(2)
Balance at March 30, 2013	$1	$301	$(1)	$3	$(49)	$(570)	$(315)
Balance at September 28, 2013	$1	$322	$—	$3	$(18)	$(504)	$(196)
Proceeds from issuance of common stock	—	10	—	—	—	—	10
Stock compensation expense	—	10	—	—	—	—	10
Obligation under tax receivable agreement	—	13	—	—	—	—	13
Net income	—	—	—	—	—	18	18
Interest rate hedge, net of tax	—	—	—	—	2	—	2
Currency translation	—	—	—	—	(4)	—	(4)
Balance at March 29, 2014	$1	$355	$—	$3	$(20)	$(486)	$(147)

See notes to consolidated financial statements.

Berry Plastics Group, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(in millions of dollars)

	Two Quarterly Periods Ended
	March 29, 2014	March 30, 2013
Cash Flows from Operating Activities:
Consolidated Net income (loss)	$18	$(9)
Adjustments to reconcile net cash provided by operating activities:
Depreciation	119	118
Amortization of intangibles	51	54
Non-cash interest expense	4	8
Deferred income tax	10	(3)
Debt extinguishment	2	64
Stock compensation expense	10	5
Impairment of long-lived assets	2	—
Other non-cash items	—	(3)
Changes in operating assets and liabilities:
Accounts receivable, net	(8)	(1)
Inventories	(35)	(73)
Prepaid expenses and other assets	1	13
Accounts payable and other liabilities	76	(8)
Net cash from operating activities	250	165
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(114)	(107)
Proceeds from sale of assets	1	2
Acquisition of businesses, net of cash acquired	(96)	(20)
Net cash from investing activities	(209)	(125)
Cash Flows from Financing Activities:
Proceeds from long-term borrowings	1,126	1,392
Repayments on long-term borrowings	(1,150)	(1,902)
Proceeds from issuance of common stock	10	4
Repayment of notes receivable	—	1
Payment of tax receivable agreement	(32)	(5)
Debt financing costs	(11)	(39)
Proceeds from initial public offering	—	438
Net cash from financing activities	(57)	(111)
Effect of exchange rate changes on cash	—	—
Net change in cash	(16)	(71)
Cash and cash equivalents at beginning of period	142	87
Cash and cash equivalents at end of period	$126	$16

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

2.  Basis of Presentation

Berry, through its wholly-owned subsidiaries operates in four primary segments:  Rigid Open Top, Rigid Closed Top, Engineered Materials, and Flexible Packaging.  The Company’s customers are located principally throughout the United States, without significant concentration in any one region or with any one customer.  The accompanying unaudited Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full fiscal year.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s most recent Form 10-K filed with the Securities and Exchange Commission.  All intercompany transactions have been eliminated.  The Company issued financial statements by filing with the Securities and Exchange Commission and has evaluated subsequent events up to the time of the filing.

In October 2012, the Company completed an initial public offering.  The proceeds, net of transaction fees, of $438 million and cash from operations were used to repurchase $455 million of 11% Senior Subordinated Notes.  In connection with the initial public offering, the Company entered into an income tax receivable agreement that provides for the payment to pre-initial public offering stockholders, option holders and holders of our stock appreciation rights, 85% of the amount of cash savings, if any, in U.S. federal, foreign, state and local income tax that are actually realized (or are deemed to be realized in the case of a change of control) as a result of the utilization of our and our subsidiaries’ net operating losses attributable to periods prior to the initial public offering.  For further information regarding fiscal 2013 transactions, refer to the consolidated financial statements and footnotes thereto included in the Company’s most recent Form 10-K filed with the Securities and Exchange Commission.

Secondary Public Offering

In February 2014, we completed a secondary public offering in which certain funds affiliated with Apollo Global Management, LLC (“Apollo”) sold 9.0 million shares of common stock at $22.77 per share.  The selling stockholders received proceeds from the offering of $205 million.  The Company received no proceeds and incurred fees of approximately $1 million related to this offering.  Following this offering, Apollo’s ownership was approximately 21%.

Other Related Party Transactions

In connection with the term loan refinancing Berry Plastics Corporation entered into in January 2014 (see Note 6), the Company paid a $1 million underwriting fee to Apollo Global Securities, LLC, an affiliate of Apollo that served as a manager of the offering.

3.  Acquisition

Graphic Packaging’s Flexible Plastics and Films

In September 2013, the Company acquired Graphic Packaging’s flexible plastics and films business (“Graphic”) for a purchase price of $61 million, net of cash acquired.  Graphic is a producer of wraps, films, pouches, and bags for the food, medical, industrial, personal care, and pet food markets.  The newly acquired business is operated in the Company’s Flexible Packaging Division.  To finance the purchase, the Company used existing liquidity.  The Graphic acquisition has been accounted for under the purchase method of accounting, and accordingly, the purchase price has been allocated to the identifiable assets and liabilities based on estimated fair values at the acquisition date.  The Company has not finalized the purchase price allocation to the fair values of fixed assets and intangibles.

Qingdao P&B Co., Ltd

In January 2014, the Company acquired the controlling interest (75%) of Qingdao P&B Co., Ltd (“P&B”) for a purchase price of $35 million, net of cash acquired.  P&B utilizes thermoform, injection, and automated assembly manufacturing processes to produce products for multiple markets across China as well as globally, most predominately serving the food and personal care markets.  P&B is operated in the Flexible Packaging Division.  To finance the purchase, the Company used existing liquidity.  The P&B acquisition has been accounted for under the purchase method of accounting, and accordingly, the purchase price has been allocated to the identifiable assets and liabilities based on estimated fair values at the acquisition date.  The Company has not finalized the purchase price allocation to the fair values of fixed assets, intangibles and deferred income taxes.  As part of the P&B acquisition, the minority interest holder has a put option, and the Company has a call option on the remaining 25% interest in P&B that becomes effective three years from the date of purchase.  Upon execution of the put or call option, the purchase price for the remaining equity interest will be determined based on the fair value at the date of execution.  The minority interest of P&B is recorded in temporary equity and will be carried at fair value with adjustments in the fair value being recorded in Additional paid-in capital.  The Company recorded $12 million in Non-controlling interest on the Consolidated Balance Sheets as the initial fair value of the non-controlling shareholder interest.

4.  Restructuring and Impairment Charges

In November 2013, the Company initiated a cost reduction plan designed to deliver meaningful cost savings and improved equipment utilization. This plan will result in several plant rationalizations.  These costs will consist of one-time costs associated with facility consolidation, including severance and termination benefits, other costs associated with exiting facilities and non-cash asset impairment charges.

	Quarterly Period Ended		Two Quarterly Periods Ended
	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
Rigid Open Top
Severance and termination benefits	$1	$—	$2	$1
Total	$1	$—	$2	$1
Rigid Closed Top
Severance and termination benefits	$—	$1	$—	$2
Facility exit costs and other	1	—	1	1
Asset impairment	—	—	—	—
Total	$1	$1	$1	$3
Engineered Materials
Severance and termination benefits	$1	$—	$2	$1
Facility exit costs and other	—	—	—	—
Asset impairment	—	—	2	—
Total	$1	$—	$4	$1
Flexible Packaging
Severance and termination benefits	$—	$—	$3	$—
Facility exit costs and other	—	—	3	1
Asset impairment	—	—	—	—
Total	$—	$—	$6	$1
Consolidated
Severance and termination benefits	$2	$1	$7	$4
Facility exit costs and other	1	—	4	2
Asset impairment	—	—	2	—
Total	$3	$1	$13	$6

The table below sets forth the activity with respect to the restructuring accrual at September 28, 2013 and March 29, 2014:

	Severance and termination benefits	Facilities exit costs and other	Non-cash	Total
Balance at September 29, 2012	$4	$3	$—	$7
Charges	5	3	6	14
Non-cash asset impairment	—	—	(6)	(6)
Cash payments	(7)	(4)	—	(11)
Balance at September 28, 2013	2	2	—	4
Charges	7	4	2	13
Non-cash asset impairment	—	—	(2)	(2)
Cash payments	(3)	(4)	—	(7)
Balance at March 29, 2014	$6	$2	$—	$8

5.  Accrued Expenses, Other Current Liabilities and Other Long-Term Liabilities

The following table sets forth the totals included in Accrued expenses and other current liabilities on the Consolidated Balance Sheets.

	March 29, 2014	September 28, 2013
Employee compensation, payroll and other taxes	$78	$86
Interest	51	45
Rebates	44	55
Tax receivable agreement obligation	81	32
Other	71	58
	$325	$276

The following table sets forth the totals included in Other long-term liabilities on the Consolidated Balance Sheets.

	March 29, 2014	September 28, 2013
Lease retirement obligation	$28	$22
Sale-lease back deferred gain	31	32
Pension liability	39	43
Tax receivable agreement obligation	196	277
Other	13	13
	$307	$387

6.  Long-Term Debt

Long-term debt consists of the following:

	Maturity Date	March 29, 2014	September 28, 2013
Term loan	January 2021	$1,125	$1,125
Term loan	February 2020	1,389	1,397
Revolving line of credit	June 2016	—	—
9½% Second Priority Senior Secured Notes	May 2018	500	500
9¾% Second Priority Senior Secured Notes	January 2021	800	800
Senior Unsecured Term Loan	June 2014	18	18
Debt discount, net		(16)	(8)
Capital leases and other	Various	127	114
		3,943	3,946
Less current portion of long-term debt		(77)	(71)
		$3,866	$3,875

The Company’s senior secured credit facilities consist of $2.5 billion of term loans and a $650 million asset based revolving line of credit.  The availability under the revolving line of credit is the lesser of $650 million or based on a defined borrowing base which is calculated based on available accounts receivable and inventory.  The revolving line of credit allows up to $130 million of letters of credit to be issued instead of borrowings under the revolving line of credit.  At March 29, 2014, the Company had no outstanding balance on the revolving credit facility, $37 million outstanding letters of credit and a $7 million borrowing base reserve providing unused borrowing capacity of $606 million under the revolving line of credit. The Company was in compliance with all covenants as of March 29, 2014.

Term Loan Refinancing

In January 2014, the Company entered into an incremental assumption agreement to increase the commitments under Berry Plastics Corporation’s existing term loan credit agreement by $1,125 million.  Berry Plastics Corporation borrowed loans in an aggregate principal amount equal to the full amount of the commitments on such date. The incremental term loan bears interest at LIBOR plus 2.75% per annum with a LIBOR floor of 1.00%, mature in January 2021 and are subject to customary amortization. The proceeds from the incremental term loan, in addition to existing liquidity, were used to satisfy Berry Plastics Corporation’s outstanding term loan facility that was to mature in April 2015.  The Company recognized a $2 million loss on extinguishment of debt and recorded $9 million of debt discount related to this debt refinancing.

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

In November 2010, the Company entered into two separate interest rate swap transactions to manage cash flow variability associated with $1 billion of the outstanding variable rate term loan debt (the “2010 Swaps”).  The first agreement had a notional amount of $500 million and became effective in November 2010.  The agreement swapped three month variable LIBOR contracts for a fixed three year rate of 0.8925% and expired in November 2013.  The second agreement had a notional amount of $500 million and became effective in December 2010.  The agreement swapped three month variable LIBOR contracts for a fixed three year rate of 1.0235% and expired in November 2013.  In August 2011, the Company began utilizing 1-month LIBOR contracts for the underlying senior secured credit facility.  The Company’s change in interest rate selection caused the Company to lose hedge accounting on both of the interest rate swaps.  The Company recorded subsequent changes in fair value in the Consolidated Statement of Operations and amortized the unrealized losses to Interest expense through November 2013.

In February 2013, the Company entered into an interest rate swap transaction to manage cash flow variability associated with $1 billion of outstanding variable rate term loan debt (the "2013 Swap"). The agreement swapped the greater of a three-month variable LIBOR contract or 1.00% for a fixed three-year rate of 2.355%, with an effective date in May 2016 and expiration in May 2019.  In June 2013, the Company elected to settle this derivative instrument and received $16 million as a result of this settlement.  The offset is included in Accumulated other comprehensive loss and will be amortized to Interest expense from May 2016 through May 2019, the original term of the swap agreement.

In March 2014, the Company entered into an interest rate swap transaction to manage cash flow variability associated with $1 billion of outstanding variable rate term loan debt (the "2014 Swap"). The agreement swapped the greater of a three-month variable LIBOR contract or 1.00% for a fixed three-year rate of 2.59%, with an effective date in February 2016 and expiration in February 2019.  The Company records changes in fair value in Accumulated other comprehensive income.

Derivatives instruments	Balance Sheet Location	March 29, 2014	September 28, 2013
Interest rate swap — 2014 Swap	Other assets	$3	$—
Interest rate swap — 2010 Swaps	Other long-term liabilities	$—	$1

The effect of the derivative instruments on the Consolidated Statement of Operations is as follows:

		Quarterly Period Ended		Two Quarterly Period Ended
Derivatives not designated as hedging instruments under FASB guidance	Statement of Operations Location	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
Interest rate swap — 2010 Swaps	Other income	$—	$(2)	$(1)	$(3)
	Interest expense	$—	$1	$1	$2

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

Included in the following table are the major categories of assets measured at fair value on a non-recurring basis as of March 29, 2014 and September 28, 2013, along with the impairment loss recognized on the fair value measurement during the period:

	As of March 29, 2014
	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs	Total	Two Quarterly Periods Ended March 29, 2014 Impairment Loss
Indefinite-lived trademarks	$—	$—	$207	$207	$—
Goodwill	—	—	1,666	1,666	—
Definite lived intangible assets	—	—	624	624	—
Property, plant, and equipment	—	—	1,316	1,316	2
Total	$—	$—	$3,813	$3,813	$2

	As of September 28, 2013
	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs	Total	Fiscal 2013 Impairment Loss
Indefinite-lived trademarks	$—	$—	$207	$207	$—
Goodwill	—	—	1,634	1,634	—
Definite lived intangible assets	—	—	649	649	5
Property, plant, and equipment	—	—	1,266	1,266	—
Total	$—	$—	$3,756	$3,756	$5

Valuation of Property, Plant and Equipment and Definite Lived Intangible Assets

The Company periodically realigns its manufacturing operations which results in facilities being closed and equipment transferred to other facilities or equipment being scrapped.  The Company utilizes appraised values to corroborate the fair value of the facilities and has utilized a scrap value based on prior facility shut downs to estimate the fair value of the equipment, which has approximated the actual value that was received.  When impairment indicators exist, the Company will also perform an undiscounted cash flow analysis to determine the recoverability of the Company’s property, plant and equipment and definite lived intangibles.

The Company’s financial instruments consist primarily of cash and cash equivalents, long-term debt and capital lease obligations.  The fair value of our long-term indebtedness exceeded book value by $195 million as of March 29, 2014.  The Company’s long-term debt fair values were determined using Level 2 inputs as other significant observable inputs were not available.

8.  Income Taxes

The effective tax rate was 34% and 27% for the quarterly period ended March 29, 2014 and March 30, 2013, respectively.  A reconciliation of income tax benefit, computed at the federal statutory rate, to income tax benefit, as provided for in the financial statements, is as follows:

	Quarterly Period Ended		Two Quarterly Periods Ended
	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
Income tax benefit computed at statutory rate	$7	$1	$10	$(4)
State income tax benefit, net of federal taxes	—	—	—	—
Uncertain tax position	—	—	(1)	—
Change in valuation allowance	—	1	—	1
Other	(1)	—	—	—
Income tax expense (benefit)	$6	$2	$9	$(3)

9.  Operating Segments

Berry’s operations are organized into four reportable segments: Rigid Open Top, Rigid Closed Top, Engineered Materials, and Flexible Packaging.  The Company has manufacturing and distribution centers in the United States, Canada, Mexico, Belgium, Australia, Germany, Brazil, Malaysia, India, and the Netherlands.  The North American operation represents 96% of the Company’s net sales, 96% of total long-lived assets, and 96% of the total assets.  Selected information by reportable segment is presented in the following table:

	Quarterly Period Ended		Two Quarterly Periods Ended
	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
Net sales:
Rigid Open Top	$256	$257	$517	$516
Rigid Closed Top	360	353	692	666
Rigid Packaging	$616	$610	$1,209	$1,182
Engineered Materials	368	354	710	679
Flexible Packaging	226	186	431	361
Total net sales	$1,210	$1,150	$2,350	$2,222
Operating income:
Rigid Open Top	$6	$33	$19	$60
Rigid Closed Top	33	36	63	54
Rigid Packaging	$39	$69	$82	$114
Engineered Materials	32	33	57	57
Flexible Packaging	6	9	1	8
Total operating income	$77	$111	$140	$179
Depreciation and amortization:
Rigid Open Top	$23	$22	$46	$45
Rigid Closed Top	31	33	61	66
Rigid Packaging	$54	$55	$107	$111
Engineered Materials	18	17	37	35
Flexible Packaging	13	13	26	26
Total depreciation and amortization	$85	$85	$170	$172

	March 29, 2014	September 28, 2013
Total assets:
Rigid Open Top	$1,900	$1,805
Rigid Closed Top	1,945	1,964
Rigid Packaging	$3,845	$3,769
Engineered Materials	811	817
Flexible Packaging	711	549
Total assets	$5,367	$5,135
Goodwill:
Rigid Open Top	$681	$681
Rigid Closed Top	829	831
Rigid Packaging	$1,510	$1,512
Engineered Materials	73	73
Flexible Packaging	83	49
Total goodwill	$1,666	$1,634

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

Condensed Supplemental Consolidated Balance Sheet

	March 29, 2014
	Parent	Issuer	Guarantor Subsidiaries	Non— Guarantor Subsidiaries	Eliminations	Total
Current assets	255	180	906	185	(10)	1,516
Intercompany receivable	350	3,345	—	105	(3,800)	—
Property, plant, and equipment, net	—	115	1,112	89	—	1,316
Other assets	783	1,243	2,272	802	(2,565)	2,535
Total assets	$1,388	$4,883	$4,290	$1,181	$(6,375)	$5,367

Current liabilities	90	219	449	84	(10)	832
Intercompany payable	—	—	3,798	—	(3,798)	—
Other long-term liabilities	1,433	3,910	42	6	(721)	4,670
Non-controlling interest	12	—	—	12	(12)	12
Stockholders’ equity (deficit)	(147)	754	1	1,079	(1,834)	(147)
Total liabilities and stockholders’ equity (deficit)	$1,388	$4,883	$4,290	$1,181	$(6,375)	$5,367

	September 28, 2013
	Parent	Issuer	Guarantor Subsidiaries	Non— Guarantor Subsidiaries	Eliminations	Total
Current assets	139	186	864	158	(10)	1,337
Intercompany receivable	348	3,448	—	40	(3,836)	—
Property, plant and equipment, net	—	115	1,079	72	—	1,266
Other assets	768	1,054	2,277	737	(2,304)	2,532
Total assets	$1,255	$4,803	$4,220	$1,007	$(6,150)	$5,135

Current liabilities	41	197	374	83	(11)	684
Intercompany payable	—	—	3,837	—	(3,837)	—
Other long-term liabilities	1,410	3,919	44	6	(732)	4,647
Stockholders’ equity (deficit)	(196)	687	(35)	918	(1,570)	(196)
Total liabilities and stockholders’ equity (deficit)	$1,255	$4,803	$4,220	$1,007	$(6,150)	$5,135

Condensed Supplemental Consolidated Statements of Operations

	Quarterly Period Ended March 29, 2014
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$155	$958	$97	$—	$1,210
Cost of goods sold	—	141	808	74	—	1,023
Selling, general and administrative	—	15	59	8	—	82
Amortization of intangibles	—	1	22	2	—	25
Restructuring and impairment charges	—	—	3	—	—	3
Operating income (loss)	—	(2)	66	13	—	77
Debt extinguishment	—	2	—	—	—	2
Other income, net	—	—	—	—	—	—
Interest expense, net	11	7	46	(34)	27	57
Equity in net income of subsidiaries	(29)	(65)	—	—	94	—
Income (loss) before income taxes	18	54	20	47	(121)	18
Income tax expense (benefit)	6	20	—	1	(21)	6
Consolidated net income (loss)	$12	$34	$20	$46	$(100)	$12
Net income attributable to noncontrolling interests	—	—	—	—	—	—
Net income (loss) attributable to the Company	$12	$34	$20	$46	$(100)	$12
Comprehensive income (loss)	$12	$36	$20	$43	$(100)	$11

	Quarterly Period Ended March 30, 2013
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$137	$919	$94	$—	$1,150
Cost of goods sold	—	118	743	75	—	936
Selling, general and administrative expenses	—	7	60	8	—	75
Amortization of intangibles	—	3	22	2	—	27
Restructuring and impairment charges	—	—	1	—	—	1
Operating income (loss)	—	9	93	9	—	111
Debt extinguishment	—	48	—	—	—	48
Other income, net	—	(1)	—	—	—	(1)
Interest expense, net	11	8	49	(29)	22	61
Equity in net income of subsidiaries	(14)	(81)	—	—	95	—
Income (loss) before income taxes	3	35	44	38	(117)	3
Income tax expense (benefit)	2	14	—	1	(15)	2
Consolidated net income (loss)	$1	$21	$44	$37	$(102)	$1
Comprehensive income (loss)	$1	$20	$44	$33	$(102)	$(4)

	Two Quarterly Periods Ended March 29, 2014
	Parent	Issuer	Guarantor Subsidiaries	Non— Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$301	$1,865	$184	$—	$2,350
Cost of goods sold	—	272	1,570	145	—	1,987
Selling, general and administrative expenses	—	34	110	15	—	159
Amortization of intangibles	—	4	43	4	—	51
Restructuring and impairment charges	—	—	13	—	—	13
Operating income (loss)	—	(9)	129	20	—	140
Debt extinguishment	—	2	—	—	—	2
Other income, net	—	(1)	—	—	—	(1)
Interest expense, net	24	13	90	(67)	52	112
Equity in net income of subsidiaries	(51)	(123)	—	—	174	—
Income (loss) before income taxes	27	100	39	87	(226)	27
Income tax expense (benefit)	9	36	—	2	(38)	9
Consolidated net income (loss)	$18	$64	$39	$85	$(188)	$18
Net income attributable to noncontrolling interests	—	—	—	—	—	—
Net income (loss) attributable to the Company	$18	$64	$39	$85	$(188)	$18
Comprehensive income (loss)	$18	$66	$39	$81	$(188)	$16

Consolidating Statement of Cash Flows
Cash Flows from Operating Activities	$—	$(7)	$239	$18	$—	$250
Cash Flows from Investing Activities
Additions to property, plant, and equipment	—	(7)	(102)	(5)	—	(114)
Proceeds from sale of assets	—	—	1	—	—	1
(Contributions) distributions to/from subsidiaries	(10)	10	—	—	—	—
Intercompany advances (repayments)	—	13	—	—	(13)	—
Acquisition of businesses, net of cash acquired	—	—	(61)	(35)	—	(96)
Net cash from investing activities	(10)	16	(162)	(40)	(13)	(209)

Cash Flows from Financing Activities
Proceeds from long-term borrowings	—	1,123	—	3	—	1,126
Proceeds from issuance of common stock	10	—	—	—	—	10
Payment of tax receivable agreement	(32)	—	—	—	—	(32)
Debt financing costs	—	(11)	—	—	—	(11)
Repayments on long-term borrowings	—	(1,150)	—	—	—	(1,150)
Changes in intercompany balances	32	—	(77)	32	13	—
Net cash from financing activities	10	(38)	(77)	35	13	(57)
Net change in cash	—	(29)	—	13	—	(16)
Cash and cash equivalents at beginning of period	—	116	—	26	—	142
Cash and cash equivalents at end of period	$—	$87	$—	$39	$—	$126

	Two Quarterly Periods Ended March 30, 2013
	Parent	Issuer	Guarantor Subsidiaries	Non— Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$270	$1,768	$184	$—	$2,222
Cost of goods sold	—	255	1,437	139	—	1,831
Selling, general and administrative expenses	—	17	118	17	—	152
Amortization of intangibles	—	6	45	3	—	54
Restructuring and impairment charges	—	—	6	—	—	6
Operating income (loss)	—	(8)	162	25	—	179
Debt extinguishment	—	64	—	—	—	64
Other income, net	—	(4)	—	—	—	(4)
Interest expense, net	22	17	104	(60)	48	131
Equity in net income of subsidiaries	(10)	(143)	—	—	153	—
Income (loss) before income taxes	(12)	58	58	85	(201)	(12)
Income tax expense (benefit)	(3)	24	(1)	1	(24)	(3)
Consolidated net income (loss)	$(9)	$34	$59	$84	$(177)	$(9)
Comprehensive income (loss)	$(9)	$34	$59	$82	$(177)	$(11)

Consolidating Statement of Cash Flows
Cash Flows from Operating Activities	$—	$(6)	$159	$12	$—	$165
Cash Flows from Investing Activities
Additions to property, plant, and equipment	—	(10)	(94)	(3)	—	(107)
Proceeds from sale of assets	—	—	2	—	—	2
Investment in Parent	—	—	—	(21)	21	—
(Contributions) distributions to/from subsidiaries	(438)	417	—	—	21	—
Intercompany advances (repayments)	—	62	—	—	(62)	—
Acquisition of businesses, net of cash acquired	—	—	(20)	—	—	(20)
Net cash from investing activities	(438)	469	(112)	(24)	(20)	(125)

Cash Flows from Financing Activities
Proceeds from long-term borrowings	—	1,392	—	—	—	1,392
Proceeds from issuance of common stock	4	—	—	—	—	4
Proceeds from initial public offering	438	—	—	—	—	438
Repayment of notes receivable	1	1	—	—	(1)	1
Payment of tax receivable agreement	(5)	(5)	—	—	5	(5)
Debt financing costs	—	(39)	—	—	—	(39)
Repayments on long-term borrowings	—	(1,881)	—	—	(21)	(1,902)
Changes in intercompany balances	—	—	(47)	(11)	58	—
Contribution from Issuer	—	—	—	21	(21)	—
Net cash from financing activities	438	(532)	(47)	10	20	(111)
Net change in cash	—	(69)	—	(2)	—	(71)
Cash and cash equivalents at beginning of period	—	66	—	21	—	87
Cash and cash equivalents at end of period	$—	$(3)	$—	$19	$—	$16

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

The following tables and discussion provide a reconciliation of the numerator and denominator of the basic and diluted net loss per share computations.  The calculation below provides net income or loss on both basic and diluted basis for the quarterly period ended March 29, 2014 and March 30, 2013.

	Quarterly Period Ended		Two Quarterly Periods Ended
	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
Net income (loss)	$12	$1	$18	$(9)
Weighted average shares of common stock outstanding--basic (in thousands)	116,590	113,034	116,261	112,193
Other common stock equivalents (in thousands)	5,109	5,163	4,282	—
Weighted average shares of common stock outstanding--diluted (in thousands)	121,699	118,197	120,543	112,193

Basic net loss per share available to common shareholders	$0.10	$0.01	$0.15	$(0.08)
Diluted net loss per share available to common shareholders	$0.10	$0.01	$0.15	$(0.08)

The conversion of stock options is not included in the calculation of diluted net loss per common share for the two quarterly periods ended March 30, 2013 as the effect of these conversions would be antidilutive to the net loss available to common shareholders.  Thus, the weighted average common equivalent shares used for purposes of computing diluted EPS are the same as those used to compute basic EPS for these periods.  Shares excluded from the two quarterly periods ended March 30, 2013 calculation as the effect of their conversion into shares of our common stock would be antidilutive were 12,958,355.

13.  Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss).  Other comprehensive losses include net unrealized gains or losses resulting from currency translations of foreign subsidiaries, changes in the value of our derivative instruments and adjustments to the pension liability.

The balances related to each component of other comprehensive income (loss) during the three months ended March 29, 2014 were as follows (amounts below are net of taxes):

	Currency Translation	Defined Benefit Pension and Retiree Health Benefit Plans	Interest Rate Hedges	Accumulated Other Comprehensive Loss
Balance as of December 28, 2013	$(21)	$(8)	$10	$(19)
Other comprehensive loss	(3)	-	3	-
Tax expense (benefit)	-	-	(1)	(1)
Balance as of March 29, 2014	$(24)	$(8)	$12	$(20)

The accumulated balances related to each component of other comprehensive income (loss) during the six months ended March 29, 2014 were as follows (amounts below are net of taxes):

	Currency Translation	Defined Benefit Pension and Retiree Health Benefit Plans	Interest Rate Hedges	Accumulated Other Comprehensive Loss
Balance as of September 28, 2013	$(20)	$(8)	$10	$(18)
Other comprehensive loss	(4)	-	3	(1)
Tax expense (benefit)	-	-	(1)	(1)
Balance as of March 29, 2014	$(24)	$(8)	$12	$(20)

14.  Subsequent Event

Rexam Healthcare Containers and Closures

In March 2014, the Company announced that it has entered into a definitive agreement to acquire the U.S., Mexico, and India portions of Rexam’s Healthcare Containers and Closures (“C&C”) business.  The Company also made a binding offer to purchase the French portion of Rexam’s C&C business, which Rexam may accept after completion of the required consultation process with the works council in France.  Upon completion of the transactions, the expected purchase price will be approximately $135 million for the entire C&C business unit.  The C&C business produces bottles, closures and specialty products for pharmaceutical and over-the-counter applications.  The transaction includes eight manufacturing locations – five in the United States and one each in Mexico, France and India, with annual revenues of approximately $260 million.  To finance the purchase, the Company will use existing liquidity with expected closing to take place in the third fiscal quarter.

Tender Offer for 9.5% Second Priority Senior Secured Notes

In April 2014, the Company announced the launch by Berry Plastics Corporation (the “Issuer”), of a cash tender offer and consent solicitation with respect to any and all of the Issuer’s outstanding 9½% Second Priority Senior Secured Notes due 2018.  The Company will incur approximately $26 million of tender and consent fees assuming 100% participation of this offer.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context requires otherwise, references in this Management's Discussion and Analysis of Financial Condition and Results of Operations to the “Company” refer to Berry Plastics Group, Inc, and references to “we,” “our” or “us” refer to Berry Plastics Group, Inc. together with its consolidated subsidiaries, after giving effect to the transactions described in the next paragraph.  You should read the following discussion in conjunction with the consolidated financial statements of the Company and its subsidiaries and the accompanying notes thereto, which information is included elsewhere herein.  This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in our most recent Form 10-K in the section titled “Risk Factors” and other risk factors identified from time to time in our periodic filings with the SEC.  Our actual results may differ materially from those contained in any forward-looking statements.  You should read the explanation of the qualifications and limitations on these forward-looking statements referenced within this report.

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

Graphic Packaging’s Flexible Plastics and Films

In September 2013, the Company acquired Graphic Packaging’s flexible plastics and films business (“Graphic”) for a purchase price of $61 million, net of cash acquired.  Graphic is a producer of wraps, films, pouches, and bags for the food, medical, industrial, personal care, and pet food markets.  The newly acquired business is operated in the Flexible Packaging Division.  To finance the purchase, the Company used existing liquidity.

Qingdao P&B Co., Ltd

In January 2014, the Company acquired the controlling interest (75%) of Qingdao P&B Co., Ltd (“P&B”) for a purchase price of $35 million, net of cash acquired.  P&B utilizes thermoform, injection, and automated assembly manufacturing processes to produce products for multiple markets across China as well as globally, most predominately serving the food and personal care markets.  P&B had annual revenues of $34 million and will operate in the Flexible Packaging Division.  To finance the purchase, the Company used existing liquidity.

Rexam Healthcare Containers and Closures

In March 2014, the Company announced that it has entered into a definitive agreement to acquire the U.S., Mexico, and India portions of Rexam’s Healthcare Containers and Closures (C&C) business.  The Company also made a binding offer to purchase the French portion of Rexam’s C&C business, which Rexam may accept after completion of the required consultation process with the works council in France.  Upon completion of the transactions, the expected purchase price will be approximately $135 million for the entire C&C business unit.  The C&C business produces bottles, closures and specialty products for pharmaceutical and over-the-counter applications.  The transaction includes eight manufacturing locations – five in the United States and one each in Mexico, France and India, with annual revenues of approximately $260 million.  To finance the purchase, the Company will use existing liquidity with expected closing to take place in the third fiscal quarter.

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

Term Loan Refinancing

In January 2014, the Company entered into an incremental assumption agreement to increase the commitments under Berry Plastics Corporation’s existing term loan credit agreement by $1,125 million.  Berry Plastics Corporation borrowed loans in an aggregate principal amount equal to the full amount of the commitments on such date. The incremental term loan bears interest at LIBOR plus 2.75% per annum with a LIBOR floor of 1.00%, mature in January 2021 and are subject to customary amortization. The proceeds from the incremental term loan, in addition to existing liquidity, were used to satisfy Berry Plastics Corporation’s outstanding term loan facility with that was to mature in April 2015.

Secondary Public Offering

In February 2014, we completed a secondary public offering in which certain funds affiliated with Apollo Global Management, LLC (“Apollo”) sold 9.0 million shares of common stock at $22.77 per share.  The selling stockholders received proceeds from the offering of $205 million.  The Company received no proceeds and incurred fees of approximately $1 million related to this offering.  Following this offering, Apollo’s ownership was approximately 21%.

Interest Rate Swap

In March 2014, the Company entered into an interest rate swap transaction to manage cash flow variability associated with $1 billion of outstanding variable rate term loan debt (the "2014 Swap"). The agreement swapped the greater of a three-month variable LIBOR contract or 1.00% for a fixed three-year rate of 2.59%, with an effective date in February 2016 and expiration in February 2019.

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

	Polyethylene Butene Film			Polypropylene
	2014	2013	2012	2014	2013	2012
1st quarter	$.82	$.69	$.68	$.89	$.76	$.79
2nd quarter	.85	.74	.76	.95	.96	.88
3rd quarter	—	.77	.72	—	.84	.85
4th quarter	—	.79	.68	—	.89	.71

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

Results of Operations

Comparison of the Quarterly Period Ended March 29, 2014 (the “Quarter”) and the Quarterly Period Ended March 30, 2013 (the “Prior Quarter”)

Net Sales.  Net sales increased from $1,150 million in the Prior Quarter to $1,210 million in the Quarter.  This increase is primarily attributed to net sales from acquired business of 3% and selling price increases of 4% due to higher resin prices shown above partially offset by a 1% decline from exited business and 1% volume decline primarily related to soft demand due to a year-over-year adverse change in weather.  The following discussion in this section provides a comparison of net sales by business segment.

	Quarterly Period Ended
	March 29, 2014	March 30, 2013	$ Change	% Change
Net sales:
Rigid Open Top	$256	$257	$(1)	0%
Rigid Closed Top	360	353	7	2%
Rigid Packaging	$616	$610	$6	1%
Engineered Materials	368	354	14	4%
Flexible Packaging	226	186	40	22%
Total net sales	$1,210	$1,150	$60	5%

Net sales in the Rigid Open Top business decreased from $257 million in the Prior Quarter to $256 million in the Quarter as a result of a volume decline of 5% offset by net selling price increases of 5%.  The volume decline was primarily attributed to softness in thermoformed drink cups and soft demand due to a year-over-year adverse change in weather.  Net sales in the Rigid Closed Top business increased from $353 million in the Prior Quarter to $360 million in the Quarter as a result of net selling price increases of 3% partially offset by a volume decline of 1%.  The volume decline was primarily attributed to softness in beverage closures.  The Engineered Materials business net sales increased from $354 million in the Prior Quarter to $368 million in the Quarter as a result of net selling price increases of 4% and volume growth of 2% partially offset by exited business of 2%.  The Flexible Packaging business net sales increased from $186 million in the Prior Quarter to $226 million in the Quarter as a result of Graphic and P&B acquisition volume of 17% and net selling price increases of 5%.

Operating Income.  Operating income decreased from $111 million (10% of net sales) in the Prior Quarter to $77 million (6% of net sales) in the Quarter.  This decrease is primarily attributed to $27 million increase in business integration expense, $10 million from the relationship of net selling price to raw material costs, $5 million from volume declines described above and $2 million decline in operating performance in manufacturing partially offset by $2 million decrease in depreciation and amortization expense, $3 million benefit from acquisitions and $5 million decline in selling, general and administrative expenses.  The following discussion in this section provides a comparison of operating income by business segment.

	Quarterly Period Ended
	March 29, 2014	March 30, 2013	$ Change	% Change
Operating income:
Rigid Open Top	$6	$33	$(27)	(82%)
Rigid Closed Top	33	36	(3)	(8%)
Rigid Packaging	$39	$69	$(30)	(43%)
Engineered Materials	32	33	(1)	(3%)
Flexible Packaging	6	9	(3)	(33%)
Total operating income	$77	$111	$(34)	(31%)

Operating income for the Rigid Open Top business decreased from $33 million (13% of net sales) in the Prior Quarter to $6 million (2% of net sales) in the Quarter.  This decrease is primarily attributed to $5 million from volume declines, $2 million decline in operating performance in manufacturing, $15 million increase in business integration expense and $6 million decline in the relationship of net selling price to raw material costs partially offset by $1 million decline in selling, general and administrative expenses.  Operating income for the Rigid Closed Top business decreased from $36 million (10% of net sales) in the Prior Quarter to $33 million (9% of net sales) in the Quarter.  This decrease is primarily attributed to a $4 million increase in business integration expenses, $1 million from volume declines and  $2 million decline in operating performance in manufacturing partially offset by a $1 million decline in selling, general and administrative expenses and $3 million decline in depreciation and amortization expense.  Operating income for the Engineered Materials business decreased from $33 million (9% of net sales) in the Prior Quarter to $32 million (9% of net sales) in the Quarter.  This decrease is primarily attributed to $5 million decline in the relationship of net selling price to raw material costs, $2 million increase in business integration expenses and $1 million increase in depreciation and amortization expense partially offset by $3 million improvement in operating performance in manufacturing, $1 million from volume growth and $3 million decline in selling, general and administrative expenses.  Operating income for the Flexible Packaging business decreased from $9 million (5% of net sales) in the Prior Quarter to $6 million (3% of net sales) in the Quarter.  This decline is primarily attributed to a $6 million increase in business integration expense and $1 million decline in operating performance in manufacturing partially offset by $3 million benefit from the Graphic and P&B acquisitions and $1 million gain in the relationship of net selling price to raw material costs.

Other Income. Other income declined by $1 million in the Quarter primarily due to the change in the fair value of derivative instruments in Prior Quarter.  These instruments expired in November 2013.

 Interest Expense.  Interest expense decreased from $61 million in the Prior Quarter to $57 million in the Quarter primarily as the result of the various debt extinguishments that resulted from our incremental term loan capital restructuring in fiscal 2013.

Income Tax Expense.  For the Quarter, we recorded an income tax expense of $6 million compared to $2 million in the Prior Quarter.  The effective tax rate for the Quarter is impacted by the relative impact of discrete items and certain international entities for which a full valuation allowance is recognized.

Comparison of the Two Quarterly Periods Ended March 29, 2014 (the “YTD”) and the Two Quarterly Periods Ended March 30, 2013 (the “Prior YTD”)

Net Sales.  Net sales increased from $2,222 million in the Prior YTD to $2,350 million in the YTD.  This increase is primarily attributed to net sales from acquired businesses of 3% and selling price increases of 5% due to higher resin prices shown above partially offset by 1% decline from exited business and 1% volume decline partially attributed to to a year-over-year adverse change in weather.  The following discussion in this section provides a comparison of net sales by business segment.

	Two Quarterly Periods Ended
	March 29, 2014	March 30, 2013	$ Change	% Change
Net sales:
Rigid Open Top	$517	$516	$1	-
Rigid Closed Top	692	666	26	4%
Rigid Packaging	$1,209	$1,182	$27	2%
Engineered Materials	710	679	31	5%
Flexible Packaging	431	361	70	19%
Total net sales	$2,350	$2,222	$128	6%

Net sales in the Rigid Open Top business increased from $516 million in the Prior YTD to $517 million in the YTD as a result of net selling price increases of 6% offset by a volume decline of 4% and product realignment of 2%.  The volume decline was primarily attributed to softness in thermoformed drink cups a year-over-year adverse change in weather.  Net sales in the Rigid Closed Top business increased from $666 million in the Prior YTD to $692 million in the YTD as a result of net selling price increases of 4%.  The Engineered Materials business net sales increased from $679 million in the Prior YTD to $710 million in the YTD as a result of net selling price increases of 4% and volume growth of 1%.  The Flexible Packaging business net sales increased from $361 million in the Prior YTD to $431 million in the YTD as a result of Graphic and P&B acquisition volume of 16% and net selling price increases of 5% partially offset by a 2% volume decline attributed to soft customer demand partially offset by volume gains in our personal care products.

Operating Income.  Operating income decreased from $179 million (8% of net sales) in the Prior YTD to $140 million (6% of net sales) in the YTD.  This decrease is primarily attributed to $26 million increase in business integration expense, $22 million from the relationship of net selling price to raw material costs and $7 million from volume declines described above partially offset by $5 million decrease in depreciation and amortization expense, $4 million benefit from acquisitions, $5 million decline in selling, general and administrative expenses and $2 million improvement in manufacturing efficiencies.  The following discussion in this section provides a comparison of operating income by business segment

	Two Quarterly Periods Ended
	March 29, 2014	March 30, 2013	$ Change	% Change
Operating income:
Rigid Open Top	$19	$60	$(41)	(68%)
Rigid Closed Top	63	54	9	17%
Rigid Packaging	$82	$114	$(32)	(28%)
Engineered Materials	57	57	-	-
Flexible Packaging	1	8	(7)	(88%)
Total operating income	$140	$179	$(39)	(22%)

Operating income for the Rigid Open Top business decreased from $60 million (12% of net sales) in the Prior YTD to $19 million (4% of net sales) in the YTD.  This decrease is primarily attributed to $6 million from volume declines, $6 million decline in operating performance in manufacturing, $17 million increase in business integration expense, $1 million increase in selling, general and administrative expenses and $11 million decline in the relationship of net selling price to raw material costs.  Operating income for the Rigid Closed Top business increased from $54 million (8% of net sales) in the Prior YTD to $63 million (9% of net sales) in the YTD.  This increase is primarily attributed to a $2 million decline in business integration expenses, $2 million improvement in operating performance in manufacturing, $2 million decline in selling, general and administrative expenses and $5 million decline in depreciation and amortization expense partially offset by a $2 million decline in the relationship of net selling price to raw material costs.  Operating income for the Engineered Materials business remained at $57 million (8% of net sales) in the Prior YTD and YTD.  The $11 million decline in the relationship of net selling price to raw material costs, $2 million increase in business integration expenses and $1 million increase in depreciation and amortization expense is offset by $9 million improvement in operating performance in manufacturing and $5 million decline in selling, general and administrative expenses.  Operating income for the Flexible Packaging business decreased from $8 million (2% of net sales) in the Prior YTD to $1 million (0% of net sales) in the YTD.  This decline is primarily attributed to a $10 million increase in business integration expense, $1 million from volume declines, $1 million increase in selling, general and administrative expenses and $3 million decline in operating performance in manufacturing partially offset by $5 million benefit from acquisitions, $1 million decline in depreciation and amortization expense and $2 million gain in the relationship of net selling price to raw material costs.

Debt Extinguishment. Debt extinguishment decreased from $64 million in the Prior YTD to $2 million in the YTD.  The change is primarily related to the various debt extinguishment costs that resulted from our incremental term loan capital restructuring in fiscal 2013.

Other Income.  Other income decreased from $4 million in the Prior YTD to $1 million in the YTD due to the change in the fair value of derivative instruments in the Prior Quarter.  These instruments expired in November 2013.

Interest Expense.  Interest expense decreased from $131 million in the Prior YTD to $112 million in the YTD primarily as the result of the interest savings that resulted from our incremental term loan capital restructure and initial public offering that occurred in fiscal 2013.

Income Tax Expense (Benefit).  For the YTD, we recorded an income tax expense of $9 million compared to $3 million of income tax benefit in the Prior YTD.  The effective tax rate for the Quarter is impacted by the relative impact of discrete items and certain international entities for which a full valuation allowance is recognized.

Liquidity and Capital Resources

Senior Secured Credit Facility

Through our wholly owned subsidiary Berry Plastics Corporation, we have senior secured credit facilities consisting of $2.5 billion of term loans and a $650 million asset based revolving line of credit (“Credit Facility”).  The $1.1 billion of term loan matures in January 2021, the remaining $1.4 billion of term loan matures in February 2020 and the revolving line of credit matures in June 2016, subject to certain conditions.  The availability under the revolving line of credit is the lesser of $650 million or based on a defined borrowing base which is calculated based on available accounts receivable and inventory.  The revolving line of credit allows up to $130 million of letters of credit to be issued instead of borrowings under the revolving line of credit.  At March 29, 2014, the Company had no outstanding balance on the revolving credit facility, $37 million outstanding letters of credit and a $7 million borrowing base reserve providing unused borrowing capacity of $606 million under the revolving line of credit.  The Company was in compliance with all covenants as of March 29, 2014.

Our fixed charge coverage ratio, as defined in the revolving credit facility, is calculated based on a numerator consisting of adjusted EBITDA less pro forma adjustments, income taxes paid in cash and capital expenditures, and a denominator consisting of scheduled principal payments in respect of indebtedness for borrowed money, interest expense and certain distributions.  We are obligated to sustain a minimum fixed charge coverage ratio of 1.0 to 1.0 under the revolving credit facility at any time when the aggregate unused capacity under the revolving credit facility is less than 10% of the lesser of the revolving credit facility commitments and the borrowing base (and for 10 business days following the date upon which availability exceeds such threshold) or during the continuation of an event of default.  At March 29, 2014, the Company had unused borrowing capacity of $606 million under the revolving credit facility and thus was not subject to the minimum fixed charge coverage ratio covenant.  Our fixed charge ratio was 2.2 to 1.0 at March 29, 2014.

Despite not having financial maintenance covenants, our debt agreements contain certain negative covenants.  The failure to comply with these negative covenants could restrict our ability to incur additional indebtedness, effect acquisitions, enter into certain significant business combinations, make distributions or redeem indebtedness.  The term loan facility contains a negative covenant first lien secured leverage ratio covenant of 4.0 to 1.0 on a pro forma basis for a proposed transaction, such as an acquisition or incurrence of additional first lien debt.  Our first lien secured leverage ratio was 3.1 to 1.0 at March 29, 2014.

A key financial metric utilized in the calculation of the first lien leverage ratio is Adjusted EBITDA as defined in the Company’s senior secured credit facilities.  The following table reconciles (i) our Adjusted EBITDA to net income and (ii) our Adjusted Free Cash Flow to cash flow from operating activities, in each case, for the four quarters and quarterly period ended March 29, 2014:

	March 29, 2014
	Four Quarters Ended	Quarterly Period Ended
Adjusted EBITDA	$807	$197
Net interest expense	(225)	(57)
Depreciation and amortization	(339)	(85)
Income tax expense	(40)	(6)
Business optimization and other expense	(54)	(26)
Restructuring and impairment	(21)	(3)
Extinguishment of debt	(2)	(2)
Pro forma acquisitions	(9)	(1)
Unrealized cost savings	(33)	(5)
Net income	$84	$12

Cash flow from operating activities	$549	$78
Net additions to property, plant, and equipment	(229)	(67)
Payments of tax receivable agreement	(32)	—
Adjusted free cash flow	$288	$11
Cash flow from investing activities	(329)	(96)
Cash flow from financing activities	(110)	(18)

Adjusted EBITDA and Adjusted Free Cash Flow, as presented in this document, are supplemental financial measures that are not required by, or presented in accordance with, generally accepted accounting principles in the United States (“GAAP”). Adjusted EBITDA and Adjusted Free Cash Flow are not GAAP financial measures and should not be considered as an alternative to operating or net income or cash flows from operating activities, in each case determined in accordance with GAAP.  We define “Adjusted EBITDA” as net income before depreciation and amortization, income tax expense (benefit), interest expense (net) and certain restructuring and business optimization charges and as adjusted for unrealized cost reductions and acquired businesses, including unrealized synergies, which are more particularly defined in our credit documents and the indentures governing our notes. Adjusted EBITDA is used by our lenders for debt covenant compliance purposes and by our management as one of several measures to evaluate management performance. While the determination of appropriate adjustments in the calculation of Adjusted EBITDA is subject to interpretation under the terms of the Credit Facility, management believes the adjustments described above are in accordance with the covenants in the Credit Facility. Adjusted EBITDA eliminates certain charges that we believe do not reflect operations and underlying operational performance. Although we use Adjusted EBITDA as a financial measure to assess the performance of our business, the use of Adjusted EBITDA has important limitations, including that (1) Adjusted EBITDA does not represent funds available for dividends, reinvestment or other discretionary uses, or account for one-time expenses and charges; (2) Adjusted EBITDA does not reflect cash outlays for capital expenditures or contractual commitments; (3) Adjusted EBITDA does not reflect changes in, or cash requirements for, working capital; (4) Adjusted EBITDA does not reflect the interest expense or the cash requirements necessary to service interest or principal payments on indebtedness; (5) Adjusted EBITDA does not reflect income tax expense or the cash necessary to pay income taxes; (6) Adjusted EBITDA excludes depreciation and amortization and, although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Adjusted EBITDA does not reflect cash requirements for such replacements; and (7) Adjusted EBITDA does not reflect the impact of earnings or charges resulting from matters we consider not to be indicative of our ongoing operations.

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

The Company expects to pay $81 million during the next twelve months related to the TRA.  The Company made $32 million of payments related to the TRA in the YTD and $5 million of payments in fiscal 2013.

Cash Flows

Net cash provided by operating activities increased from $165 million in the Prior YTD to $250 million in the YTD.  The change is primarily attributed to improved earnings and working capital.

Net cash used in investing activities increased from $125 million in the Prior YTD to $209 million in the YTD primarily as a result of an increase in acquisition activity related to Graphic and P&B.  Our capital expenditures are forecasted at $230 million for fiscal 2014 and will be funded from cash flows from operating activities and existing liquidity.

Net cash used in financing activities was $111 million in the Prior YTD compared to $57 million in the YTD.  The change is primarily attributed to a decline in long-term repayments, net of proceeds from the initial public offering, and decline in deferred financing costs partially offset by the $32 million of TRA payments.

Based on our current level of operations, we believe that cash flow from operations and available cash, together with available borrowings under our senior secured credit facilities, will be adequate to meet our short-term liquidity needs over the next twelve months.  We base such belief on historical experience and the funds available under the revolving credit facility.  However, we cannot predict our future results of operations and our ability to meet our obligations involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section of our most recent Form 10-K filed with the SEC.  In particular, increases in the cost of resin which we are unable to pass through to our customers on a timely basis or significant acquisitions could severely impact our liquidity.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

We are exposed to market risk from changes in interest rates primarily through our senior secured credit facilities.  Our senior secured credit facilities are comprised of (i) $2.5 billion term loans and (ii) a $650 million revolving credit facility.  At March 29, 2014, the Company had no outstanding balance on the revolving credit facility.  Borrowings under our senior secured credit facilities bear interest, at our option, at either an alternate base rate or an adjusted LIBOR rate for a one-, two-, three- or six month interest period, or a nine- or twelve-month period, if available to all relevant lenders, in each case, plus an applicable margin.  The alternate base rate is the greater of (i) in the case of our term loans, Credit Suisse’s prime rate or, in the case of our revolving credit facility, Bank of America's prime rate and (ii) one-half of 1.0% over the weighted average of rates on overnight Federal Funds as published by the Federal Reserve Bank of New York.  At March 29, 2014, the LIBOR rate of 0.23% was applicable to the term loan.  A 0.25% change in LIBOR would not have a material impact on our interest expense.

In February 2013, the Company entered into an interest rate swap transaction to manage cash flow variability associated with $1 billion of outstanding variable rate term loan debt (the "2013 Swap"). The agreement swapped the greater of a three-month variable LIBOR contract or 1.00% for a fixed three-year rate of 2.355%, with an effective date in May 2016 and expiration in May 2019.  In June 2013, the Company elected to settle this derivative instrument and received $16 million as a result of this settlement.  The offset is included in Accumulated other comprehensive loss and will be amortized to Interest expense from May 2016 through May 2019, the original term of the swap agreement.

In March 2014, the Company entered into an interest rate swap transaction to manage cash flow variability associated with $1 billion of outstanding variable rate term loan debt (the "2014 Swap"). The agreement swaps the greater of a three-month variable LIBOR contract or 1.00% for a fixed three-year rate of 2.59%, with an effective date in February 2016 and expiration in February 2019.  The Company will record changes in fair value in Accumulated other comprehensive income.

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

The Company's management, with the participation of the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures as of March 29, 2014.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 29, 2014, the design and operation of our disclosure controls and procedures were effective at the reasonable assurance level.

(b)  Changes in internal controls.

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 29, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  Current year acquisitions have been excluded from the scope of our evaluation of disclosure controls and procedures.  We are currently in the process of implementing our internal control structure over these acquired operations and expect this effort will be completed for fiscal 2015.

Part II.  Other Information

Item 1.                        Legal Proceedings

There have been no material changes in legal proceedings from the items disclosed in our Form 10-K filed with the Securities and Exchange Commission.

Item 1A.                        Risk Factors

You should carefully consider the risks described in our most recent Form 10-K filed with the SEC, including those under the heading “Risk Factors” and other information contained in this Quarterly Report before investing in our securities. Realization of any of these risks could have a material adverse effect on our business, financial condition, cash flows and results of operations.  There were no material changes in the Company’s risk factors since described in our most recent Form 10-K filed with the SEC.

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
101.   Interactive Data Files

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Berry Plastics Group, Inc.

May 2, 2014	By:	/s/Mark W. Miles
Mark W. Miles
Chief Financial Officer