Form 10-Q
period 2014-07-28
BERRY PLASTICS GROUP INC
filed 2014-08-01
CIK 1378992

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

 [X]     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 28, 2014
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes[    ]   No[ X ]

As of August 1, 2014, there were approximately 117.5 million shares of the registrant’s common stock outstanding.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933  and Section 21E of the Securities Exchange Act of 1934, as amended, with respect to our financial condition, results of operations and business and our expectations or beliefs concerning future events.  The forward-looking statements include, in particular, statements about our plans, strategies and prospects under the heading "Management’s Discussion and Analysis of Financial Condition and Results of Operations".  You can identify forward-looking statements because they contain words such as “believes,” “expects,” “may,” “will,” “should,” “would,” “could,” “seeks,” “approximately,” “intends,” “plans,” “estimates,”  “outlook,” or “anticipates” or similar expressions that relate to our strategy, plans or intentions.  All statements we make relating to our estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results or to our expectations regarding future industry trends are forward-looking statements.  In addition, we, through our senior management, from time to time make forward-looking public statements concerning our expected future operations and performance and other developments.  These forward-looking statements are subject to risks and uncertainties that may change at any time, and, therefore, our actual results may differ materially from those that we expected.  We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions.  While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results.  All forward-looking statements are based upon information available to us on the date of this Form 10-Q.

All forward-looking information and subsequent written and oral forward-looking statements attributable to us, or to persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements.  Some of the factors that we believe could affect our results include:

•	risks associated with our substantial indebtedness and debt service;
•	changes in prices and availability of resin and other raw materials and our ability to pass on changes in raw material prices on a timely basis;
•	performance of our business and future operating results;
•	risks related to our acquisition strategy and integration of acquired businesses;
•	reliance on unpatented know-how and trade secrets;
•	increases in the cost of compliance with laws and regulations, including environmental, safety, and production and product laws and regulations;
•	risks related to disruptions in the overall economy and the financial markets that may adversely impact our business;
•	catastrophic loss of one of our key manufacturing facilities, natural disasters, and other unplanned business interruptions;
•	risks of competition, including foreign competition, in our existing and future markets;
•	general business and economic conditions, particularly an economic downturn;
•	risks that our restructuring program may entail greater implementation costs or result in lower cost savings than anticipated;
•	the ability of our insurance to cover fully our potential exposures; and
•	the other factors discussed in our most recent Form 10-K in the section titled “Risk Factors.”

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

Berry Plastics Group, Inc.
Form 10-Q Index
For Quarterly Period Ended June 28, 2014

Part I.  Financial Information

Item 1.     Financial Statements
Berry Plastics Group, Inc.
Consolidated Balance Sheets
 (in millions of dollars, except per share data)
	June 28, 2014	September 28, 2013
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$45	$142
Accounts receivable (less allowance of $4 at June 28, 2014 and $3 at September 28, 2013)	523	449
Inventories:
Finished goods	382	335
Raw materials and supplies	283	240
	665	575
Deferred income taxes	242	139
Prepaid expenses and other current assets	33	32
Total current assets	1,508	1,337
Property, plant, and equipment, net	1,406	1,266
Goodwill, intangible assets and deferred costs, net	2,494	2,520
Other assets	11	12
Total assets	$5,419	$5,135
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$442	$337
Accrued expenses and other current liabilities	356	276
Current portion of long-term debt	56	71
Total current liabilities	854	684
Long-term debt, less current portion	3,899	3,875
Deferred income taxes	462	385
Other long-term liabilities	322	387
Total liabilities	5,537	5,331
Commitments and contingencies
Non-controlling interest	12	—
Stockholders’ equity (deficit):
Common stock; ($0.01 par value; 400,000,000 shares authorized; 117,578,327 shares issued and 117,507,843 shares outstanding as of June 28, 2014; 115,895,927 issued and 115,825,443 outstanding as of September 28, 2013)	1	1
Additional paid-in capital	360	322
Non-controlling interest	3	3
Accumulated deficit	(471)	(504)
Accumulated other comprehensive loss	(23)	(18)
Total stockholders’ equity (deficit)	(130)	(196)
Total liabilities and stockholders’ equity (deficit)	$5,419	$5,135

See notes to consolidated financial statements.

Berry Plastics Group, Inc.
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)
(in millions of dollars, except per share data)

	Quarterly Period Ended		Three Quarterly Periods Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Net sales	$1,298	$1,221	$3,648	$3,443
Costs and expenses:
Cost of goods sold	1,089	998	3,076	2,829
Selling, general and administrative	85	78	244	230
Amortization of intangibles	26	27	77	81
Restructuring and impairment charges	15	1	28	7
Operating income	83	117	223	296
Debt extinguishment	33	—	35	64
Other income, net	(2)	(2)	(3)	(6)
Interest expense, net	56	57	168	188
Income (loss) before income taxes	(4)	62	23	50
Income tax expense (benefit)	(19)	22	(10)	19
Consolidated net income	15	40	33	31
Net income attributable to noncontrolling interests	—	—	—	—
Net income attributable to the Company	$15	$40	$33	$31

Comprehensive income	$12	$45	$28	$34

Net income per share:
Basic	$0.13	$0.35	$0.28	$0.27
Diluted	0.12	0.33	0.27	0.26
Outstanding weighted-average shares: (in thousands)
Basic	117,304	114,132	116,609	112,839
Diluted	121,477	120,551	120,812	118,708

See notes to consolidated financial statements.

Berry Plastics Group, Inc.
Consolidated Statement of Changes in Stockholders’ Equity (Deficit)
For the Three Quarterly Periods Ended June 28, 2014 and June 29, 2013
(Unaudited)
(in millions of dollars)

	Common Stock	AdditionalPaid-in Capital	Notes Receivable-Common Stock	Non-controlling Interest	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at September 29, 2012	$1	$131	$(2)	$3	$(47)	$(561)	$(475)
Proceeds from issuance of common stock	—	21	—	—	—	—	21
Stock compensation expense	—	6	—	—	—	—	6
Repayment of note receivable	—	—	2	—	—	—	2
Termination of redeemable shares redemption requirement	—	23	—	—	—	—	23
Proceeds from initial public offering	—	438	—	—	—	—	438
Initial obligation under tax receivable agreement	—	(300)	—	—	—	—	(300)
Derivative amortization	—	—	—	—	3	—	3
Interest rate hedge, net of tax	—	—	—	—	9	—	9
Net loss	—	—	—	—	—	31	31
Currency translation	—	—	—	—	(9)	—	(9)
Balance at June 29, 2013	$1	$319	$—	$3	$(44)	$(530)	$(251)
Balance at September 28, 2013	$1	$322	$—	$3	$(18)	$(504)	$(196)
Proceeds from issuance of common stock	—	13	—	—	—	—	13
Obligation under tax receivable agreement	—	13	—	—	—	—	13
Stock compensation expense	—	12	—	—	—	—	12
Net income	—	—	—	—	—	33	33
Interest rate hedge, net of tax	—	—	—	—	(5)	—	(5)
Currency translation	—	—	—	—	—	—	—
Balance at June 28, 2014	$1	$360	$—	$3	$(23)	$(471)	$(130)

See notes to consolidated financial statements.

Berry Plastics Group, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(in millions of dollars)

	Three Quarterly Periods Ended
	June 28, 2014	June 29, 2013
Cash Flows from Operating Activities:
Consolidated net income	$33	$31
Adjustments to reconcile net cash provided by operating activities:
Depreciation	184	177
Amortization of intangibles	77	81
Non-cash interest expense	5	11
Deferred income tax	(15)	18
Debt extinguishment	35	64
Settlement of interest rate hedge	—	16
Stock compensation expense	12	6
Impairment of long-lived assets	6	—
Other non-cash items	—	(6)
Changes in operating assets and liabilities:
Accounts receivable, net	(21)	(13)
Inventories	(35)	(41)
Prepaid expenses and other assets	2	13
Accounts payable and other liabilities	87	(60)
Net cash from operating activities	370	297
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(172)	(179)
Proceeds from sale of assets	5	5
Acquisition of businesses, net of cash acquired	(225)	(24)
Net cash from investing activities	(392)	(198)
Cash Flows from Financing Activities:
Proceeds from long-term borrowings	1,664	1,391
Repayments on long-term borrowings	(1,675)	(1,968)
Proceeds from issuance of common stock	13	21
Repayment of notes receivable	—	2
Payment of tax receivable agreement	(32)	(5)
Debt financing costs	(44)	(39)
Proceeds from initial public offering	—	438
Net cash from financing activities	(74)	(160)
Effect of exchange rate changes on cash	(1)	(1)
Net change in cash	(97)	(62)
Cash and cash equivalents at beginning of period	142	87
Cash and cash equivalents at end of period	$45	$25

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

2.  Basis of Presentation

Berry, through its wholly-owned subsidiaries, operates in four primary segments:  Rigid Open Top, Rigid Closed Top, Engineered Materials, and Flexible Packaging.  The Company’s customers are located principally throughout the United States, without significant concentration in any one region or with any one customer.  The accompanying unaudited Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full fiscal year.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s most recent Form 10-K filed with the Securities and Exchange Commission.  All intercompany transactions have been eliminated.  The Company issued financial statements by filing with the Securities and Exchange Commission and has evaluated subsequent events up to the time of the filing.

In October 2012, the Company completed an initial public offering.  The proceeds, net of transaction fees, of $438 million and cash from operations were used to repurchase $455 million of 11% Senior Subordinated Notes.  In connection with the initial public offering, the Company entered into an income tax receivable agreement that provides for the payment to pre-initial public offering stockholders, option holders and holders of our stock appreciation rights, 85% of the amount of cash savings, if any, in U.S. federal, foreign, state and local income tax that are actually realized (or are deemed to be realized in the case of a change of control) as a result of the utilization of net operating losses of the Company and its subsidiaries attributable to periods prior to the initial public offering.  For further information regarding fiscal 2013 transactions, refer to the consolidated financial statements and footnotes thereto included in the Company’s most recent Form 10-K filed with the Securities and Exchange Commission.

Secondary Public Offerings

In February 2014, we completed a secondary public offering in which certain funds affiliated with Apollo Global Management, LLC (“Apollo”) sold 9.0 million shares of common stock at $22.77 per share.  The selling stockholders received proceeds from the offering of $205 million.  The Company received no proceeds and incurred fees of approximately $1 million related to this offering.

In June 2014, we completed a secondary public offering in which certain funds affiliated with Apollo sold 10.0 million shares of common stock at $23.70 per share.  The selling stockholders received proceeds from the offering of $237 million.  The Company received no proceeds related to this offering.  Following this offering, Apollo’s ownership was approximately 13%.

Other Related Party Transactions

In connection with the term loan refinancing entered into in January 2014 (see Note 6), the Company paid a $1 million underwriting fee to Apollo Global Securities, LLC, an affiliate of Apollo that served as a manager of the offering.

In connection with the initial public offering, the Company entered into an income tax receivable agreement ("TRA") that provides for the payment to pre-initial public offering stockholders, option holders and holders of our stock appreciation rights, 85% of the amount of cash savings, if any, in U.S. federal, foreign, state and local income tax that are actually realized (or are deemed to be realized in the case of a change of control) as a result of the utilization of our and our subsidiaries’ net operating losses attributable to periods prior to the initial public offering.  The Company made $32 million of payments related to the TRA in the first fiscal quarter of 2014, of which Apollo received $28 million.

3.  Acquisitions

Graphic Flexible Packaging LLC’s Flexible Plastics and Films

In September 2013, the Company acquired Graphic Flexible Packaging LLC’s flexible plastics and films business (“Graphic”) for a purchase price of $61 million, net of cash acquired.  Graphic is a producer of wraps, films, pouches, and bags for the food, medical, industrial, personal care, and pet food markets.  The Graphic business is operated in the Company’s Flexible Packaging segment.  To finance the purchase, the Company used existing liquidity.  The Graphic acquisition has been accounted for under the purchase method of accounting, and accordingly, the purchase price has been allocated to the identifiable assets and liabilities based on estimated fair values at the acquisition date.  The acquired assets and assumed liabilities consisted of working capital of $9 million, property and equipment of $17 million, intangible assets of $25 million, goodwill of $14 million and other long-term liabilities of $4 million.  The Company expects goodwill to be deductible for tax purposes.

Qingdao P&B Co., Ltd

In January 2014, the Company acquired the controlling interest (75%) of Qingdao P&B Co., Ltd (“P&B”) for a purchase price of $35 million, net of cash acquired.  P&B utilizes thermoform, injection, and automated assembly manufacturing processes to produce products for multiple markets across China as well as globally, most predominately serving the food and personal care markets.  P&B is operated in the Flexible Packaging segment.  To finance the purchase, the Company used existing liquidity.  The P&B acquisition has been accounted for under the purchase method of accounting, and accordingly, the purchase price has been allocated to the identifiable assets and liabilities based on estimated fair values at the acquisition date.  The Company has not finalized the purchase price allocation to the fair values of fixed assets, intangibles and deferred income taxes.  As part of the P&B acquisition, the Non-controlling interest holder has a put option, and the Company has a call option on the remaining 25% interest in P&B that becomes effective three years from the date of purchase.  Upon execution of the put or call option, the purchase price for the remaining equity interest will be determined based on the fair value at the date of execution.  The minority interest of P&B is recorded in temporary equity and will be carried at fair value with adjustments in the fair value being recorded in Additional paid-in capital.  The Company recorded $12 million in Non-controlling interest on the Consolidated Balance Sheets as the initial fair value of the non-controlling shareholder interest.

Rexam Healthcare Containers and Closures

In June 2014, the Company acquired Rexam’s Healthcare Containers and Closures business (“C&C”) for a purchase price of $130 million, net of cash acquired.  The C&C business produces bottles, closures and specialty products for pharmaceutical and over-the-counter applications.  Facilities located in the United States of the newly acquired business are operated in the Rigid Closed Top segment, and locations outside the United States are operated in the Flexible Packaging segment.  To finance the purchase, the Company used existing liquidity.  The C&C acquisition has been accounted for under the purchase method of accounting, and accordingly, the purchase price has been allocated to the identifiable assets and liabilities based on estimated fair values at the acquisition date.  The Company has not finalized the purchase price allocation to the fair values of fixed assets, intangibles, deferred income taxes and is reviewing the working capital acquired.  The Company expects goodwill to be deductible for tax purposes.

4.  Restructuring and Impairment Charges

In November 2013, the Company initiated a cost reduction plan designed to deliver meaningful cost savings and improved equipment utilization. This plan resulted in several plant rationalizations.  As a result of these plant rationalizations the Company has incurred one-time costs associated with facility consolidation, including severance and termination benefits, other costs associated with exiting facilities and non-cash asset impairment charges.

	Quarterly Period Ended		Three Quarterly Periods Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Rigid Open Top
Severance and termination benefits	$—	$—	$2	$1
Facility exit costs and other	8	—	8	—
Asset impairment	3	—	3	—
Total	$11	$—	$13	$1
Rigid Closed Top
Severance and termination benefits	$—	$—	$—	$2
Facility exit costs and other	—	—	1	1
Asset impairment	—	—	—	—
Total	$—	$—	$1	$3
Engineered Materials
Severance and termination benefits	$—	$—	$2	$1
Facility exit costs and other	1	1	1	1
Asset impairment	1	—	3	—
Total	$2	$1	$6	$2
Flexible Packaging
Severance and termination benefits	$2	$—	$5	$—
Facility exit costs and other	—	—	3	1
Asset impairment	—	—	—	—
Total	$2	$—	$8	$1
Consolidated
Severance and termination benefits	$2	$—	$9	$4
Facility exit costs and other	9	1	13	3
Asset impairment	4	—	6	—
Total	$15	$1	$28	$7

The table below sets forth the activity with respect to the restructuring accrual at September 28, 2013 and June 28, 2014:

	Severance and termination benefits	Facilities exit costs and other	Non-cash	Total
Balance at September 29, 2012	$4	$3	$—	$7
Charges	5	3	6	14
Non-cash asset impairment	—	—	(6)	(6)
Cash payments	(7)	(4)	—	(11)
Balance at September 28, 2013	2	2	—	4
Charges	9	13	6	28
Non-cash asset impairment	—	—	(6)	(6)
Cash payments	(5)	(6)	—	(11)
Balance at June 28, 2014	$6	$9	$—	$15

5.  Accrued Expenses, Other Current Liabilities and Other Long-Term Liabilities

The following table sets forth the totals included in Accrued expenses and other current liabilities on the Consolidated Balance Sheets.

	June 28, 2014	September 28, 2013
Employee compensation, payroll and other taxes	$89	$86
Interest	57	45
Rebates	51	55
Tax receivable agreement obligation	71	32
Other	88	58
	$356	$276

The following table sets forth the totals included in Other long-term liabilities on the Consolidated Balance Sheets.

	June 28, 2014	September 28, 2013
Lease retirement obligation	$28	$22
Sale-lease back deferred gain	30	32
Pension liability	38	43
Tax receivable agreement obligation	206	277
Other	20	13
	$322	$387

6.  Long-Term Debt

Long-term debt consists of the following:

	Maturity Date	June 28, 2014	September 28, 2013
Term loan	January 2021	$1,125	$1,125
Term loan	February 2020	1,386	1,397
Revolving line of credit	June 2016	39	—
5½% Second Priority Senior Secured Notes	May 2022	500	—
9¾% Second Priority Senior Secured Notes	January 2021	800	800
Retired debt		—	518
Debt discount, net		(20)	(8)
Capital leases and other	Various	125	114
		3,955	3,946
Less current portion of long-term debt		(56)	(71)
		$3,899	$3,875

The Company’s senior secured credit facilities consist of $2.5 billion of term loans and a $650 million asset based revolving line of credit.  The availability under the revolving line of credit is the lesser of $650 million or based on a defined borrowing base which is calculated based on available accounts receivable and inventory.  The revolving line of credit allows up to $130 million of letters of credit to be issued instead of borrowings under the revolving line of credit.  At June 28, 2014, the Company had a $39 million outstanding balance on the revolving credit facility, $37 million outstanding letters of credit and no borrowing base reserve providing unused borrowing capacity of $574 million under the revolving line of credit. The Company was in compliance with all covenants as of June 28, 2014.

Term Loan Refinancing

In January 2014, the Company entered into an incremental assumption agreement to increase the commitments under the  existing term loan credit agreement by $1,125 million.  The Company borrowed loans in an aggregate principal amount equal to the full amount of the commitments on such date. The incremental term loan bears interest at LIBOR plus 2.75% per annum with a LIBOR floor of 1.00%, mature in January 2021 and is subject to customary amortization. The proceeds from the incremental term loan, in addition to existing liquidity, were used to satisfy the outstanding term loan facility that was to mature in April 2015.  The Company recognized a $2 million loss on extinguishment of debt and recorded $9 million of debt discount related to this debt refinancing.

5½% Second Priority Senior Secured Notes

In May 2014, the Company issued $500 million of 5½% second priority senior secured notes due May 2022.  Interest on the 5½% second priority senior secured notes is due semi-annually on May 15 and November 15.  Proceeds from the issuance, in addition to existing liquidity, were used to satisfy and discharge all of the outstanding 9½% second priority senior secured notes.  The Company recognized a $33 million loss on extinguishment of debt and recorded $5 million of debt discount related to this refinancing.

Senior Unsecured Term Loan

In June 2014, the Company used existing liquidity to satisfy Berry Plastics Group’s outstanding senior unsecured term loan.  The net cash impact of the of the discharge was $18 million as BP Parallel LLC, a non-guarantor subsidiary of the Company, had purchased assignments of approximately 98% of the total outstanding senior unsecured term loan in prior years.

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

Derivatives instruments	Balance Sheet Location	June 28, 2014	September 28, 2013
Interest rate swap — 2014 Swap	Other long-term liabilities	$7	$—
Interest rate swap — 2010 Swaps	Other long-term liabilities	$—	$1

The effect of the derivative instruments on the Consolidated Statement of Operations is as follows:

		Quarterly Period Ended		Three Quarterly Periods Ended
Derivatives not designated as hedging instruments under FASB guidance	Statement of Operations Location	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Interest rate swap — 2010 Swaps	Other income	$—	$(1)	$(1)	$(4)
	Interest expense	$—	$1	$1	$3

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

Included in the following table are the major categories of assets measured at fair value on a non-recurring basis as of June 28, 2014 and September 28, 2013, along with the impairment loss recognized on the fair value measurement during the period:

	As of June 28, 2014
	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs	Total	Three Quarterly Periods Ended June 28, 2014 Impairment Loss
Indefinite-lived trademarks	$—	$—	$207	$207	$—
Goodwill	—	—	1,652	1,652	—
Definite lived intangible assets	—	—	615	615	—
Property, plant, and equipment	—	—	1,406	1,406	6
Total	$—	$—	$3,880	$3,880	$6

	As of September 28, 2013
	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs	Total	Fiscal 2013 Impairment Loss
Indefinite-lived trademarks	$—	$—	$207	$207	$—
Goodwill	—	—	1,634	1,634	—
Definite lived intangible assets	—	—	649	649	5
Property, plant, and equipment	—	—	1,266	1,266	—
Total	$—	$—	$3,756	$3,756	$5

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

The Company’s financial instruments consist primarily of cash and cash equivalents, long-term debt and capital lease obligations.  The fair value of our long-term indebtedness exceeded book value by $117 million as of June 28, 2014.  The Company’s long-term debt fair values were determined using Level 2 inputs as other significant observable inputs were not available.

8.  Income Taxes

The effective tax rate was negative 42% and 38% for the three quarterly periods ended June 28, 2014 and June 29, 2013, respectively.  As a result of the completion of the review of the Company’s pre-filing agreement with the Internal Revenue Service, the Company recognized cumulative research and development tax credits in the amount of $18 million during the quarterly period ended June 28, 2014.  A reconciliation of income tax benefit, computed at the federal statutory rate, to income tax benefit, as provided for in the financial statements, is as follows:

	Quarterly Period Ended		Three Quarterly Periods Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Income tax expense (benefit) computed at statutory rate	$(2)	$22	$8	$18
State income tax benefit, net of federal taxes	—	1	—	1
Uncertain tax position	—	—	(1)	—
Change in valuation allowance	1	—	1	1
Research and development credits	(18)	—	(18)	—
Other	—	(1)	—	(1)
Income tax expense (benefit)	$(19)	$22	$(10)	$19

9.  Operating Segments

Berry’s operations are organized into four reportable segments: Rigid Open Top, Rigid Closed Top, Engineered Materials, and Flexible Packaging.  The Company has manufacturing and distribution centers in the United States, Canada, Mexico, Belgium, France, Australia, Germany, Brazil, Malaysia, India, China, and the Netherlands.  The North American operation represents 95% of the Company’s net sales, 93% of total long-lived assets, and 95% of the total assets.  Selected information by reportable segment is presented in the following table:

	Quarterly Period Ended		Three Quarterly Periods Ended
	June 28, 2014	June29, 2013	June 28, 2014	June 29, 2013
Net sales:
Rigid Open Top	$303	$312	$820	$828
Rigid Closed Top	381	370	1,073	1,036
Rigid Packaging	$684	$682	$1,893	$1,864
Engineered Materials	371	351	1,081	1,030
Flexible Packaging	243	188	674	549
Total net sales	$1,298	$1,221	$3,648	$3,443
Operating income:
Rigid Open Top	$1	$35	$20	$95
Rigid Closed Top	38	43	101	97
Rigid Packaging	$39	$78	$121	$192
Engineered Materials	33	31	90	88
Flexible Packaging	11	8	12	16
Total operating income	$83	$117	$223	$296
Depreciation and amortization:
Rigid Open Top	$23	$23	$70	$68
Rigid Closed Top	33	33	93	98
Rigid Packaging	$56	$56	$163	$166
Engineered Materials	19	18	56	53
Flexible Packaging	16	12	42	39
Total depreciation and amortization	$91	$86	$261	$258

	June 28, 2014	September 28, 2013
Total assets:
Rigid Open Top	$1,853	$1,805
Rigid Closed Top	1,982	1,964
Rigid Packaging	$3,835	$3,769
Engineered Materials	781	817
Flexible Packaging	803	549
Total assets	$5,419	$5,135
Goodwill:
Rigid Open Top	$681	$681
Rigid Closed Top	828	831
Rigid Packaging	$1,509	$1,512
Engineered Materials	73	73
Flexible Packaging	70	49
Total goodwill	$1,652	$1,634

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

In June 2014, the Company used existing liquidity to satisfy Berry Plastics Group’s outstanding senior unsecured term loan.  BP Parallel LLC had purchased assignments of approximately 98% of the total outstanding senior unsecured term loan in prior years.

Condensed Supplemental Consolidated Balance Sheet

	June 28, 2014
	Parent	Issuer	Guarantor Subsidiaries	Non— Guarantor Subsidiaries	Eliminations	Total
Current assets	242	100	961	205	—	1,508
Intercompany receivable	—	3,405	—	114	(3,519)	—
Property, plant, and equipment, net	—	98	1,166	142	—	1,406
Other assets	64	1,367	2,258	113	(1,297)	2,505
Total assets	$306	$4,970	$4,385	$574	$(4,816)	$5,419

Current liabilities	71	214	475	94	—	854
Intercompany payable	(315)	—	3,836	—	(3,521)	—
Other long-term liabilities	668	3,966	45	4	—	4,683
Non-controlling interest	12	—	—	12	(12)	12
Stockholders’ equity (deficit)	(130)	790	29	464	(1,283)	(130)
Total liabilities and stockholders’ equity (deficit)	$306	$4,970	$4,385	$574	$(4,816)	$5,419

	September 28, 2013
	Parent	Issuer	Guarantor Subsidiaries	Non— Guarantor Subsidiaries	Eliminations	Total
Current assets	139	186	864	158	(10)	1,337
Intercompany receivable	348	3,448	—	40	(3,836)	—
Property, plant and equipment, net	—	115	1,079	72	—	1,266
Other assets	768	1,054	2,277	737	(2,304)	2,532
Total assets	$1,255	$4,803	$4,220	$1,007	$(6,150)	$5,135

Current liabilities	41	197	374	83	(11)	684
Intercompany payable	—	—	3,837	—	(3,837)	—
Other long-term liabilities	1,410	3,919	44	6	(732)	4,647
Stockholders’ equity (deficit)	(196)	687	(35)	918	(1,570)	(196)
Total liabilities and stockholders’ equity (deficit)	$1,255	$4,803	$4,220	$1,007	$(6,150)	$5,135

Condensed Supplemental Consolidated Statements of Operations

	Quarterly Period Ended June 28, 2014
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$165	$1,019	$114	$—	$1,298
Cost of goods sold	—	145	854	90	—	1,089
Selling, general and administrative	—	13	62	10	—	85
Amortization of intangibles	—	3	21	2	—	26
Restructuring and impairment charges	—	—	15	—	—	15
Operating income (loss)	—	4	67	12	—	83
Debt extinguishment	—	33	—	—	—	33
Other income, net	—	—	(2)	—	—	(2)
Interest expense, net	10	7	43	(35)	31	56
Equity in net income of subsidiaries	(6)	(73)	—	—	79	—
Income (loss) before income taxes	(4)	37	26	47	(110)	(4)
Income tax expense (benefit)	(19)	(7)	—	1	6	(19)
Consolidated net income (loss)	$15	$44	$26	$46	$(116)	$15
Net income attributable to noncontrolling interests	—	—	—	—	—	—
Net income (loss) attributable to the Company	$15	$44	$26	$46	$(116)	$15
Comprehensive income (loss)	$15	$39	$26	$48	$(116)	$12

	Quarterly Period Ended June 29, 2013
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$146	$978	$97	$—	$1,221
Cost of goods sold	—	118	793	87	—	998
Selling, general and administrative expenses	—	12	58	8	—	78
Amortization of intangibles	—	3	22	2	—	27
Restructuring and impairment charges	—	1	—	—	—	1
Operating income (loss)	—	12	105	—	—	117
Debt extinguishment	—	—	—	—	—	—
Other income, net	—	(4)	2	—	—	(2)
Interest expense, net	12	1	49	(29)	24	57
Equity in net income of subsidiaries	(74)	(82)	—	—	156	—
Income (loss) before income taxes	62	97	54	29	(180)	62
Income tax expense (benefit)	22	32	—	1	(33)	22
Consolidated net income (loss)	$40	$65	$54	$28	$(147)	$40
Comprehensive income (loss)	$40	$77	$54	$21	$(147)	$45

	Three Quarterly Periods Ended June 28, 2014

	Parent	Issuer	Guarantor Subsidiaries	Non— Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$466	$2,884	$298	$—	$3,648
Cost of goods sold	—	417	2,424	235	—	3,076
Selling, general and administrative expenses	—	47	172	25	—	244
Amortization of intangibles	—	7	64	6	—	77
Restructuring and impairment charges	—	—	28	—	—	28
Operating income (loss)	—	(5)	196	32	—	223
Debt extinguishment	—	35	—	—	—	35
Other income, net	—	(1)	(2)	—	—	(3)
Interest expense, net	34	20	133	(102)	83	168
Equity in net income of subsidiaries	(57)	(196)	—	—	253	—
Income (loss) before income taxes	23	137	65	134	(336)	23
Income tax expense (benefit)	(10)	29	—	3	(32)	(10)
Consolidated net income (loss)	$33	$108	$65	$131	$(304)	$33
Net income attributable to noncontrolling interests	—	—	—	—	—	—
Net income (loss) attributable to the Company	$33	$108	$65	$131	$(304)	$33
Comprehensive income (loss)	$33	$105	$65	$129	$(304)	$28

Consolidating Statement of Cash Flows
Cash Flows from Operating Activities	$—	$29	$316	$25	$—	$370
Cash Flows from Investing Activities
Additions to property, plant, and equipment	—	(10)	(155)	(7)	—	(172)
Proceeds from sale of assets	—	—	5	—	—	5
(Contributions) distributions to/from subsidiaries	727	(6)	—	—	(721)	—
Proceeds from sale of investments	—	—	—	721	(721)	—
Intercompany advances (repayments)	—	(93)	—	—	93	—
Acquisition of businesses, net of cash acquired	—	—	(135)	(90)	—	(225)
Net cash from investing activities	727	(109)	(285)	624	(1,349)	(392)

Cash Flows from Financing Activities
Proceeds from long-term borrowings	—	1,664	—	—	—	1,664
Proceeds from issuance of common stock	13	—	—	—	—	13
Payment of tax receivable agreement	(32)	—	—	—	—	(32)
Debt financing costs	—	(44)	—	—	—	(44)
(Contributions) distribution to/from subsidiaries	—	—	—	(721)	721	—
Repayments on long-term borrowings	(740)	(1,656)	—	—	721	(1,675)
Changes in intercompany balances	32	—	(30)	91	(93)	—
Net cash from financing activities	(727)	(36)	(30)	(630)	1,349	(74)
Effect of exchange rate changes on cash	—	—	—	(1)	—	(1)
Net change in cash	—	(116)	1	18	—	(97)
Cash and cash equivalents at beginning of period	—	116	—	26	—	142
Cash and cash equivalents at end of period	$—	$—	$1	$44	$—	$45

	Three Quarterly Periods Ended June 29, 2013
	Parent	Issuer	Guarantor Subsidiaries	Non— Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$416	$2,746	$281	$—	$3,443
Cost of goods sold	—	373	2,230	226	—	2,829
Selling, general and administrative expenses	—	29	176	25	—	230
Amortization of intangibles	—	9	67	5	—	81
Restructuring and impairment charges	—	1	6	—	—	7
Operating income (loss)	—	4	267	25	—	296
Debt extinguishment	—	64	—	—	—	64
Other income, net	—	(8)	2	—	—	(6)
Interest expense, net	34	18	153	(89)	72	188
Equity in net income of subsidiaries	(84)	(225)	—	—	309	—
Income (loss) before income taxes	50	155	112	114	(381)	50
Income tax expense (benefit)	19	56	(1)	2	(57)	19
Consolidated net income (loss)	$31	$99	$113	$112	$(324)	$31
Comprehensive income (loss)	$31	$111	$113	$103	$(324)	$34

Consolidating Statement of Cash Flows
Cash Flows from Operating Activities	$—	$15	$276	$6	$—	$297
Cash Flows from Investing Activities
Additions to property, plant, and equipment	—	(12)	(154)	(13)	—	(179)
Proceeds from sale of assets	—	—	5	—	—	5
Investment in Parent	—	—	—	(21)	21	—
(Contributions) distributions to/from subsidiaries	(456)	435	—	—	21	—
Intercompany advances (repayments)	—	101	—	—	(101)	—
Acquisition of businesses, net of cash acquired	—	—	(24)	—	—	(24)
Net cash from investing activities	(456)	524	(173)	(34)	(59)	(198)

Cash Flows from Financing Activities
Proceeds from long-term borrowings	—	1,391	—	—	—	1,391
Proceeds from issuance of common stock	21	—	—	—	—	21
Proceeds from initial public offering	438	—	—	—	—	438
Repayment of notes receivable	2	2	—	—	(2)	2
Payment of tax receivable agreement	(5)	(5)	—	—	5	(5)
Debt financing costs	—	(39)	—	—	—	(39)
Repayments on long-term borrowings	—	(1,947)	—	—	(21)	(1,968)
Changes in intercompany balances	—	—	(103)	5	98	—
Contribution from Issuer	—	—	—	21	(21)	—
Net cash from financing activities	456	(598)	(103)	26	59	(160)
Effect of exchange rate changes on cash	—	—	—	(1)	—	(1)
Net change in cash	—	(59)	—	(3)	—	(62)
Cash and cash equivalents at beginning of period	—	66	—	21	—	87
Cash and cash equivalents at end of period	$—	$7	$—	$18	$—	$25

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

12.  Basic and Diluted Net Income per Share

Basic net income per share is calculated by dividing the net income attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for common stock equivalents.  Diluted net income per share is computed by dividing the net income attributable to common stockholders by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method and the if-converted method.  For purposes of this calculation, stock options are considered to be common stock equivalents and are only included in the calculation of diluted net income per share when their effect is dilutive.  The Company’s redeemable common stock is included in the weighted-average number of common shares outstanding for calculating basic and diluted net income per share.

The following tables and discussion provide a reconciliation of the numerator and denominator of the basic and diluted net income per share computations.  The calculation below provides net income on both basic and diluted basis for the quarterly period ended June 28, 2014 and June 29, 2013.

	Quarterly Period Ended		Three Quarterly Periods Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Net income	$15	$40	$33	$31
Weighted average shares of common stock outstanding--basic (in thousands)	117,304	114,132	116,609	112,839
Other common stock equivalents (in thousands)	4,173	6,419	4,203	5,869
Weighted average shares of common stock outstanding--diluted (in thousands)	121,477	120,551	120,812	118,708

Basic net income per share available to common shareholders	$0.13	$0.35	$0.28	$0.27
Diluted net income per share available to common shareholders	$0.12	$0.33	$0.27	$0.26

13.  Comprehensive Income

Comprehensive income is comprised of net income and other comprehensive income (loss).  Other comprehensive losses include net unrealized gains or losses resulting from currency translations of foreign subsidiaries, changes in the value of our derivative instruments and adjustments to the pension liability.

The balances related to each component of other comprehensive income (loss) during the three months ended June 28, 2014 were as follows:

	Currency Translation	Defined Benefit Pension and Retiree Health Benefit Plans	Interest Rate Hedges	Accumulated Other Comprehensive Loss
Balance as of March 29, 2014	$(24)	$(8)	$12	$(20)
Other comprehensive income (loss)	4	-	(10)	(6)
Tax benefit	-	-	3	3
Balance as of June 28, 2014	$(20)	$(8)	$5	$(23)

The accumulated balances related to each component of other comprehensive income (loss) during the nine months ended June 28, 2014 were as follows:

	Currency Translation	Defined Benefit Pension and Retiree Health Benefit Plans	Interest Rate Hedges	Accumulated Other Comprehensive Loss
Balance as of September 28, 2013	$(20)	$(8)	$10	$(18)
Other comprehensive loss	-	-	(7)	(7)
Tax benefit	-	-	2	2
Balance as of June 28, 2014	$(20)	$(8)	$5	$(23)

Part II.  Other Information

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

We also include the expected impact of our restructuring plans within our unrealized synergies, which are in turn recognized in earnings after the restructuring plans are completed.  While the expected benefits on earnings is estimated at the commencement of each plan, due to the nature of the matters we are generally unable to accurately estimate or track what the ultimate effects have been due to movements of activities to multiple facilities.

Graphic Flexible Packaging LLC’s Flexible Plastics and Films

In September 2013, the Company acquired Graphic Flexible Packaging LLC’s flexible plastics and films business (“Graphic”) for a purchase price of $61 million, net of cash acquired.  Graphic is a producer of wraps, films, pouches, and bags for the food, medical, industrial, personal care, and pet food markets.  The Graphic business is operated in the Flexible Packaging segment.  To finance the purchase, the Company used existing liquidity.

Qingdao P&B Co., Ltd

In January 2014, the Company acquired the controlling interest (75%) of Qingdao P&B Co., Ltd (“P&B”) for a purchase price of $35 million, net of cash acquired.  P&B utilizes thermoform, injection, and automated assembly manufacturing processes to produce products for multiple markets across China as well as globally, most predominately serving the food and personal care markets.  P&B is operated in the Flexible Packaging segment.  To finance the purchase, the Company used existing liquidity.

Rexam Healthcare Containers and Closures

In June 2014, the Company acquired Rexam’s Healthcare Containers and Closures business (“C&C”) for a purchase price of $130 million, net of cash acquired.  The C&C business produces bottles, closures and specialty products for pharmaceutical and over-the-counter applications.  Facilities located in the United States of the newly acquired business are operated in the Rigid Closed Top segment, and locations outside the United States are operated in the Flexible Packaging segment.  To finance the purchase, the Company used existing liquidity.

Recent Developments

2014 Cost Reduction Plan

In November 2013, the Company initiated a cost reduction plan designed to deliver meaningful cost savings and improved equipment utilization. This plan resulted in several plant rationalizations.  As a result of these plant rationalizations the Company has incurred one-time costs associated with facility consolidation, including severance and termination benefits, other costs associated with exiting facilities and non-cash asset impairment charges.

Term Loan Refinancing

In January 2014, the Company entered into an incremental assumption agreement to increase the commitments under the Company’s existing term loan credit agreement by $1,125 million.  The Company borrowed loans in an aggregate principal amount equal to the full amount of the commitments on such date. The incremental term loan bears interest at LIBOR plus 2.75% per annum with a LIBOR floor of 1.00%, mature in January 2021 and are subject to customary amortization. The proceeds from the incremental term loan, in addition to existing liquidity, were used to satisfy the outstanding term loan facility with that was to mature in April 2015.

5½% Second Priority Senior Secured Notes

In May 2014, the Company issued $500 million of 5½% second priority senior secured notes due 2022.  Interest on the 5½% second priority senior secured notes is due semi-annually on May 15 and November 15.  Proceeds from the issuance, in addition to existing liquidity, were used to satisfy and discharge all of the outstanding 9½% second priority senior secured notes.

Senior Unsecured Term Loan

In June 2014, the Company used existing liquidity to satisfy Berry Plastics Group’s outstanding senior unsecured term loan.  The net cash impact of the of the discharge was $18 million as BP Parallel LLC, a non-guarantor subsidiary of the Company, had purchased assignments of approximately 98% of the total outstanding senior unsecured term loan in prior years.

Secondary Public Offerings

In February 2014, we completed a secondary public offering in which certain funds affiliated with Apollo Global Management, LLC (“Apollo”) sold 9.0 million shares of common stock at $22.77 per share.  The selling stockholders received proceeds from the offering of $205 million.  The Company received no proceeds and incurred fees of approximately $1 million related to this offering.

In June 2014, we completed a secondary public offering in which certain funds affiliated with Apollo sold 10.0 million shares of common stock at $23.70 per share.  The selling stockholders received proceeds from the offering of $237 million.  The Company received no proceeds related to this offering.  Following this offering, Apollo’s ownership was approximately 13%.

Interest Rate Swap

In March 2014, the Company entered into an interest rate swap transaction to manage cash flow variability associated with $1 billion of outstanding variable rate term loan debt. The agreement swapped the greater of a three-month variable LIBOR contract or 1.00% for a fixed three-year rate of 2.59%, with an effective date in February 2016 and expiration in February 2019.

Executive Summary

Business.  We operate in the following four segments: Rigid Open Top, Rigid Closed Top (together our Rigid Packaging business), Engineered Materials, and Flexible Packaging.  The Rigid Packaging business sells primarily containers, foodservice items, closures, overcaps, bottles, prescription containers, and tubes.  Our Engineered Materials segment primarily sells pipeline corrosion protection solutions, tapes and adhesives, PE-based film products and can liners.  The Flexible Packaging segment primarily sells high barrier, multilayer film products as well as finished flexible packages such as printed bags and pouches.

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

	Polyethylene Butene Film			Polypropylene
	2014	2013	2012	2014	2013	2012
1st quarter	$.82	$.69	$.68	$.89	$.76	$.79
2nd quarter	.85	.74	.76	.95	.96	.88
3rd quarter	.86	.77	.72	.91	.84	.85
4th quarter	—	.79	.68	—	.89	.71

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

As we look ahead to the remainder of fiscal 2014, based on trends we are seeing, we are reconfirming our guidance of $270 million of Adjusted Free Cash Flow for fiscal 2014.  This estimate assumes flat pricing on plastic resin costs, no change in short term interest rates and benefits and costs from the restructuring program initiatives.

Results of Operations

Comparison of the Quarterly Period Ended June 28, 2014 (the “Quarter”) and the Quarterly Period Ended June 29, 2013 (the “Prior Quarter”)

Net Sales.  Net sales increased from $1,221 million in the Prior Quarter to $1,298 million in the Quarter.  This increase is primarily attributed to net sales from businesses acquired in the last twelve months of 4% and selling price increases of 2% due to higher resin prices shown above.  The following discussion in this section provides a comparison of net sales by business segment.

	Quarterly Period Ended
	June 28, 2014	June 29, 2013	$ Change	% Change
Net sales:
Rigid Open Top	$303	$312	$(9)	(3%)
Rigid Closed Top	381	370	11	3%
Rigid Packaging	$684	$682	$2	0%
Engineered Materials	371	351	20	6%
Flexible Packaging	243	188	55	29%
Total net sales	$1,298	$1,221	$77	6%

Net sales in the Rigid Open Top segment decreased from $312 million in the Prior Quarter to $303 million in the Quarter as a result of a volume decline of 6% partially offset by net selling price increases of 3%.  The volume decline was primarily attributed to market softness in our thin-wall container product offerings.  Net sales in the Rigid Closed Top segment increased from $370 million in the Prior Quarter to $381 million in the Quarter as a result of the C&C acquisition volume of 4% and base volume growth of 1% partially offset by net selling price decrease of 1% and product realignment of 1%.  The Engineered Materials segment net sales increased from $351 million in the Prior Quarter to $371 million in the Quarter as a result of net selling price increases of 4% and base volume growth of 3% partially offset by exited business of 2%.  The Flexible Packaging segment net sales increased from $188 million in the Prior Quarter to $243 million in the Quarter as a result of Graphic, P&B and C&C acquisition volume of 23%, base volume growth of 1%, product realignment of 2% and net selling price increases of 3%.

Operating Income.  Operating income decreased from $117 million (10% of net sales) in the Prior Quarter to $83 million (6% of net sales) in the Quarter.  This decrease is primarily attributed to $33 million increase in business integration expense, $5 million of raw material and freight cost inflation in excess of net selling prices, $6 million from base volume change described above and a $2 million increase in selling, general and administrative expenses partially offset by $10 million improvement in operating performance in manufacturing and a $2 million benefit from businesses acquired in the last twelve months.  The following discussion in this section provides a comparison of operating income by business segment.

	Quarterly Period Ended
	June 28, 2014	June 29, 2013	$ Change	% Change
Operating income:
Rigid Open Top	$1	$35	$(34)	(97%)
Rigid Closed Top	38	43	(5)	(12%)
Rigid Packaging	$39	$78	$(39)	(50%)
Engineered Materials	33	31	2	6%
Flexible Packaging	11	8	3	38%
Total operating income	$83	$117	$(34)	(29%)

Operating income for the Rigid Open Top segment decreased from $35 million (11% of net sales) in the Prior Quarter to $1 million (0% of net sales) in the Quarter.  This decrease is primarily attributed to $6 million from base volume declines, $2 million decline in operating performance in manufacturing, $23 million increase in business integration expense and $3 million decline in the relationship of net selling price to raw material and freight costs.  Operating income for the Rigid Closed Top segment decreased from $43 million (12% of net sales) in the Prior Quarter to $38 million (10% of net sales) in the Quarter.  This decrease is primarily attributed to a $5 million increase in business integration expenses, $1 million increase in selling, general and administrative expenses, $1 million attributed to negative product mix and $1 million of raw material cost inflation in excess of net selling prices partially offset by a $2 million improvement in operating performance in manufacturing and a $1 million decline in depreciation and amortization expense.  Operating income for the Engineered Materials segment improved from $31 million (9% of net sales) in the Prior Quarter to $33 million (9% of net sales) in the Quarter.  This increase is primarily attributed to a $7 million improvement in operating performance in manufacturing and $1 million from base volume growth partially offset by $3 million of raw material cost inflation in excess of net selling prices, $1 million increase in business integration expenses, $1 million increase in depreciation and amortization expense and a $1 million increase in selling, general and administrative expenses.  Operating income for the Flexible Packaging segment increased from $8 million (4% of net sales) in the Prior Quarter to $11 million (5% of net sales) in the Quarter.  This increase is primarily attributed to a $3 million improvement in operating performance in manufacturing, $2 million gain in the relationship of net selling price to raw material costs and a $2 million benefit from businesses acquired in the last 12 months partially offset by a $4 million increase in business integration expense.

Other Income. Other income was $2 million in the Quarter due to gains realized on asset disposals.  Other income of $2 million in the Prior Quarter was due to the change in the fair value of derivative instruments that expired in November 2013.

Interest Expense.  Interest expense decreased from $57 million in the Prior Quarter to $56 million in the Quarter primarily as the result of the various debt extinguishments and refinancing completed in the last twelve months.

Income Tax Expense (Benefit).  For the Quarter, we recorded an income tax benefit of $19 million compared to income tax expense of $22 million in the Prior Quarter.  The effective tax rate for the Quarter is impacted by the relative impact of discrete items, including certain international entities for which a full valuation allowance is recognized and $18 million of federal and state research and development tax credits recognized in the Quarter (see Note 8).

Comparison of the Three Quarterly Periods Ended June 28, 2014 (the “YTD”) and the Three Quarterly Periods Ended June 29, 2013 (the “Prior YTD”)

Net Sales.  Net sales increased from $3,443 million in the Prior YTD to $3,648 million in the YTD.  This increase is primarily attributed to net sales from acquired businesses in the last twelve months of 3% and selling price increases of 4% due to higher resin prices shown above partially offset by 1% decline from exited business.  The following discussion in this section provides a comparison of net sales by business segment.

	Three Quarterly Periods Ended
	June 28, 2014	June 29, 2013	$ Change	% Change
Net sales:
Rigid Open Top	$820	$828	$(8)	(1%)
Rigid Closed Top	1,073	1,036	37	4%
Rigid Packaging	$1,893	$1,864	$29	2%
Engineered Materials	1,081	1,030	51	5%
Flexible Packaging	674	549	125	23%
Total net sales	$3,648	$3,443	$205	6%

Net sales in the Rigid Open Top segment decreased from $828 million in the Prior YTD to $820 million in the YTD due to base volume declines of 5% and product realignment of 1% partially offset by net selling price increases of 5%.  The volume decline was primarily attributed to softness in thermoformed drink cups and thin-wall container product offerings.  Net sales in the Rigid Closed Top segment increased from $1,036 million in the Prior YTD to $1,073 million in the YTD as a result of net selling price increases of 2%, base volume increase of 1% and C&C acquisition volume of 1% partially offset by product realignment of 1%.  The Engineered Materials segment net sales increased from $1,030 million in the Prior YTD to $1,081 million in the YTD as a result of net selling price increases of 4% and base volume growth of 2% partially offset by exited business of 1%.  The Flexible Packaging segment net sales increased from $549 million in the Prior YTD to $674 million in the YTD as a result of businesses acquired in the last twelve months of 18%, product realignment of 1% and net selling price increases of 4% partially offset by a 1% volume decline attributed to soft customer demand.

Operating Income.  Operating income decreased from $296 million (9% of net sales) in the Prior YTD to $223 million (6% of net sales) in the YTD.  This decrease is primarily attributed to $58 million increase in business integration expense, $27 million of raw material and freight cost inflation in excess of net selling price increases and $13 million from base volume declines described above partially offset by a $4 million decrease in depreciation and amortization expense, $6 million benefit from businesses acquired in the last twelve months, $3 million decline in selling, general and administrative expenses and a $12 million improvement in manufacturing efficiencies.  The following discussion in this section provides a comparison of operating income by business segment

	Three Quarterly Periods Ended
	June 28, 2014	June 29, 2013	$ Change	% Change
Operating income:
Rigid Open Top	$20	$95	$(75)	(79%)
Rigid Closed Top	101	97	4	4%
Rigid Packaging	$121	$192	$(71)	(37%)
Engineered Materials	90	88	2	2%
Flexible Packaging	12	16	(4)	(25%)
Total operating income	$223	$296	$(73)	(25%)

Operating income for the Rigid Open Top segment decreased from $95 million (11% of net sales) in the Prior YTD to $20 million (2% of net sales) in the YTD.  This decrease is primarily attributed to $12 million from base volume declines, $8 million decline in operating performance in manufacturing, $40 million increase in business integration expense, $1 million increase in selling, general and administrative expenses and a $14 million decline in the relationship of net selling price to raw material and freight costs.  Operating income for the Rigid Closed Top segment increased from $97 million (9% of net sales) in the Prior YTD to $101 million (9% of net sales) in the YTD.  This increase is primarily attributed to a $4 million improvement in operating performance in manufacturing  and a $5 million decline in depreciation and amortization expense partially offset by a $3 million decline in the relationship of net selling price to raw material costs, $1 million attributed to negative product mix and a $1 million increase in business integration expenses.  Operating income for the Engineered Materials segment increased from $88 million (9% of net sales) in the Prior YTD to $90 million (8% of net sales) in the YTD.  This increase is primarily attributed to a $16 million improvement in manufacturing operating performance and a $4 million decline in selling, general and administrative expenses partially offset by $14 million of raw material cost inflation in excess of net selling prices, $2 million increase in business integration expenses and a $2 million increase in depreciation and amortization expense.  Operating income for the Flexible Packaging segment decreased from $16 million (3% of net sales) in the Prior YTD to $12 million (2% of net sales) in the YTD.  This decline is primarily attributed to a $15 million increase in business integration expense partially offset by $6 million benefit from businesses acquired in the last twelve months, $1 million decline in depreciation and amortization expense and $4 million gain in the relationship of net selling price to raw material costs.

Debt Extinguishment. Debt extinguishment decreased from $64 million in the Prior YTD to $35 million in the YTD.  The change is primarily related to the various debt extinguishment costs that resulted from our incremental term loan capital restructuring in fiscal 2013 compared to various debt extiguishment costs related to the discharge of the outstanding 9½% second priority senior secured notes in the YTD.

Other Income.  Other income decreased from $6 million in the Prior YTD to $3 million in the YTD primarily due to the change in the fair value of derivative instruments in the Prior YTD partially offset by gains recognized on asset disposals in the YTD.

 Interest Expense.  Interest expense decreased from $188 million in the Prior YTD to $168 million in the YTD primarily as the result of the interest savings that resulted from our incremental term loan capital restructure.

Income Tax Expense (Benefit).  For the YTD, we recorded an income tax benefit of $10 million compared to $19 million of income tax expense in the Prior YTD.  The effective tax rate for the YTD is impacted by the relative impact of discrete items, including certain international entities for which a full valuation allowance is recognized and $18 million of federal and state research and development tax credits recognized in the YTD (see Note 8).

Liquidity and Capital Resources

Senior Secured Credit Facility

We have senior secured credit facilities consisting of $2.5 billion of term loans and a $650 million asset based revolving line of credit (“Credit Facility”).  $1.1 billion of the term loans mature in January 2021, the remaining $1.4 billion of term loan matures in February 2020 and the revolving line of credit matures in June 2016, subject to certain conditions.  The availability under the revolving line of credit is the lesser of $650 million or based on a defined borrowing base which is calculated based on available accounts receivable and inventory.  The revolving line of credit allows up to $130 million of letters of credit to be issued instead of borrowings under the revolving line of credit.  At June 28, 2014, the Company had a $39 million outstanding balance on the revolving credit facility, $37 million outstanding letters of credit and no borrowing base reserve providing unused borrowing capacity of $574 million under the revolving line of credit.  The Company was in compliance with all covenants as of June 28, 2014.

Our fixed charge coverage ratio, as defined in the revolving credit facility, is calculated based on a numerator consisting of adjusted EBITDA less pro forma adjustments, income taxes paid in cash and capital expenditures, and a denominator consisting of scheduled principal payments in respect of indebtedness for borrowed money, interest expense and certain distributions.  We are obligated to sustain a minimum fixed charge coverage ratio of 1.0 to 1.0 under the revolving credit facility at any time when the aggregate unused capacity under the revolving credit facility is less than 10% of the lesser of the revolving credit facility commitments and the borrowing base (and for 10 business days following the date upon which availability exceeds such threshold) or during the continuation of an event of default.  At June 28, 2014, the Company had unused borrowing capacity of $574 million under the revolving credit facility and thus was not subject to the minimum fixed charge coverage ratio covenant.  Our fixed charge ratio was 2.2 to 1.0 at June 28, 2014.

Despite not having financial maintenance covenants, our debt agreements contain certain negative covenants.  The failure to comply with these negative covenants could restrict our ability to incur additional indebtedness, effect acquisitions, enter into certain significant business combinations, make distributions or redeem indebtedness.  The term loan facility contains a negative covenant first lien secured leverage ratio covenant of 4.0 to 1.0 on a pro forma basis for a proposed transaction, such as an acquisition or incurrence of additional first lien debt.  Our first lien secured leverage ratio was 3.2 to 1.0 at June 28, 2014.

A key financial metric utilized in the calculation of the first lien leverage ratio is Adjusted EBITDA as defined in the Company’s senior secured credit facilities.  The following table reconciles (i) our Adjusted EBITDA to net income and (ii) our Adjusted Free Cash Flow to cash flow from operating activities, in each case, for the four quarters and quarterly period ended June 28, 2014:

	June 28, 2014
	Four Quarters Ended	Quarterly Period Ended
Adjusted EBITDA	$835	$223
Net interest expense	(224)	(56)
Depreciation and amortization	(344)	(91)
Income tax benefit	1	19
Business optimization and other expense	(73)	(21)
Restructuring and impairment	(35)	(15)
Extinguishment of debt	(35)	(33)
Pro forma acquisitions	(28)	(6)
Unrealized cost savings	(38)	(5)
Net income	$59	$15

Cash flow from operating activities	$537	$120
Net additions to property, plant, and equipment	(214)	(54)
Payments of tax receivable agreement	(32)	—
Adjusted free cash flow	$291	$66
Cash flow from investing activities	(439)	(183)
Cash flow from financing activities	(78)	(17)

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

We define “Adjusted Free Cash Flow” as cash flow from operating activities less additions to property, plant and equipment and payments of the tax receivable agreement. We use Adjusted Free Cash Flow as a measure of liquidity because it assists us in assessing our company’s ability to fund its growth through its generation of cash. We believe Adjusted Free Cash Flow is useful to an investor in evaluating our liquidity because Adjusted Free Cash Flow and similar measures are widely used by investors, securities analysts and other interested parties in our industry to measure a company’s liquidity without regard to revenue and expense recognition, which can vary depending upon accounting methods. Although we use Adjusted Free Cash Flow as a liquidity measure to assess our ability to generate cash, the use of Adjusted Free Cash Flow has important limitations, including that: (1) Adjusted Free Cash Flow does not reflect the cash requirements necessary to service principal payments on our indebtedness; and (2) Adjusted Free Cash Flow removes the impact of accrual basis accounting on asset accounts and non-debt liability accounts.  Our projected Adjusted Free Cash flow for fiscal 2014 assumes $532 million of cash flow from operations, $230 million of net additions to property, plant, and equipment and $32 million of payment under our tax receivable agreement.

These non-GAAP financial measures may be calculated differently by other companies, including other companies in our industry, limiting their usefulness as comparative measures. Because of these limitations, you should consider Operating EBITDA, Adjusted EBITDA and Adjusted Free Cash Flow alongside other performance measures and liquidity measures, including operating income, various cash flow metrics, net income and our other GAAP results.

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

The Company expects to pay $71 million during the next twelve months related to the TRA.  The Company made $32 million of payments related to the TRA in the YTD and $5 million of payments in fiscal 2013.

Cash Flows

Net cash provided by operating activities increased from $297 million in the Prior YTD to $370 million in the YTD.  The change is primarily attributed to improved working capital.

Net cash used in investing activities increased from $198 million in the Prior YTD to $392 million in the YTD primarily as a result of an increase in acquisition activity related to C&C, Graphic and P&B.  Our capital expenditures are forecasted at $230 million for fiscal 2014 and will be funded from cash flows from operating activities and existing liquidity.

Net cash used in financing activities was $160 million in the Prior YTD compared to $74 million in the YTD.  The change is primarily attributed to a decline in long-term repayments, net of proceeds from the initial public offering partially offset by the $32 million of TRA payments.

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

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

We are exposed to market risk from changes in interest rates primarily through our senior secured credit facilities.  Our senior secured credit facilities are comprised of (i) $2.5 billion term loans and (ii) a $650 million revolving credit facility.  At June 28, 2014, the Company had a $39 million outstanding balance on the revolving credit facility.  Borrowings under our senior secured credit facilities bear interest, at our option, at either an alternate base rate or an adjusted LIBOR rate for a one-, two-, three- or six month interest period, or a nine- or twelve-month period, if available to all relevant lenders, in each case, plus an applicable margin.  The alternate base rate is the greater of (i) in the case of our term loans, Credit Suisse’s prime rate or, in the case of our revolving credit facility, Bank of America's prime rate and (ii) one-half of 1.0% over the weighted average of rates on overnight Federal Funds as published by the Federal Reserve Bank of New York.  At June 28, 2014, the LIBOR rate of 0.24% applicable to the term loan was below the LIBOR floor of 1.00%.  A 0.25% change in LIBOR would not have a material impact on our interest expense.

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

The Company's management, with the participation of the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures as of June 28, 2014.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 28, 2014, the design and operation of our disclosure controls and procedures were effective at the reasonable assurance level.

(b)	Changes in internal controls.

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 28, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  Current year acquisitions have been excluded from the scope of our evaluation of disclosure controls and procedures.  We are currently in the process of implementing our internal control structure over these acquired operations and expect this effort will be completed for fiscal 2015.

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

Item 2.                        Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable

Item 3.                        Defaults Upon Senior Securities

Not Applicable

Item 4.                        Mine Safety Disclosures

Not Applicable

Item 5.                        Other Information

Not Applicable

Item 6.                        Exhibits

4.1	Indenture, dated as of May 12, 2014, among Berry Plastics Corporation, certain guarantors party thereto, and U.S. Bank National Association, as Trustee, relating to the 5.500% Second Priority Senior Secured Notes due 2022. (Incorporated by reference to Exhibit 4.2 to the Company's
Current Report on Form 8-K filed on May 13, 2014).
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer
32.1	Section 1350 Certification of the Chief Executive Officer
32.2	Section 1350 Certification of the Chief Financial Officer
101.	Interactive Data Files

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Berry Plastics Group, Inc.

August 1, 2014	By:	/s/Mark W. Miles
Mark W. Miles
Chief Financial Officer