Form 10-K
period 2014-09-27
BERRY PLASTICS GROUP INC
filed 2014-11-24
CIK 1378992

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]    Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended September 27, 2014
or
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [X ]  No [  ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes[   ]No[X]

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.  Yes [X ]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes [ X]  No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [    ]

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, or non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
      Large accelerated filer [  X  ]           Accelerated filer  [     ]              Non-accelerated filer [    ] Small reporting company [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).
Yes[   ]No[X]

The aggregate market value of the common stock of the registrant held by non-affiliates was approximately $2.1 billion as of March 28, 2014, the last business day of the registrant’s most recently completed second fiscal quarter.  The aggregate market value was computed using the $22.46 closing price per share for such stock on the New York Stock Exchange on such date.  The calculation includes shares of the registrant’s common stock held by current executive officers, directors and affiliates whose ownership exceeded 5% as of such date.

As of November 24, 2014, there were approximately 118.2 million shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Berry Plastics Group, Inc.’s Proxy Statement for its 2015 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933  and Section 21E of the Securities Exchange Act of 1934, as amended, with respect to our financial condition, results of operations and business and our expectations or beliefs concerning future events.  The forward-looking statements include, in particular, statements about our plans, strategies and prospects under the heading "Management’s Discussion and Analysis of Financial Condition and Results of Operations".  You can identify forward-looking statements because they contain words such as “believes,” “expects,” “may,” “will,” “should,” “would,” “could,” “seeks,” “approximately,” “intends,” “plans,” “estimates,”  “outlook,” “anticipates” or “looking forward” or similar expressions that relate to our strategy, plans or intentions.  All statements we make relating to our estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results or to our expectations regarding future industry trends are forward-looking statements.  In addition, we, through our senior management, from time to time make forward-looking public statements concerning our expected future operations and performance and other developments.  These forward-looking statements are subject to risks and uncertainties that may change at any time, and, therefore, our actual results may differ materially from those that we expected.  We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions.  While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results.  All forward-looking statements are based upon information available to us on the date of this Form 10-K.

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
●  increases in the cost of compliance with laws and regulations, including environmental, safety, production and product laws and regulations;
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
●  risks that our restructuring programs may entail greater implementation costs or result in lower cost savings than anticipated;
●  the ability of our insurance to cover fully our potential exposures; and
●  the other factors discussed in the section titled “Risk Factors.”

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

TABLE OF CONTENTS
FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 27, 2014

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

We believe that we have created one of the largest product libraries in our industry, allowing us to be a comprehensive solution provider to our customers.  Our customers consist of a diverse mix of leading global, national, mid-sized regional and local specialty businesses.  The size and scope of our customer network allows us to introduce new products we develop or acquire to a vast audience that is familiar with our brand.  In fiscal 2014, no single customer represented more than approximately 2% of net sales and our top ten customers represented 17% of net sales.  We believe our manufacturing processes and our ability to leverage our scale to reduce expenses on items, such as raw materials, position us as a low-cost manufacturer relative to our competitors.

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

Recent Acquisitions

Graphic Flexible Packaging LLC’s Flexible Plastics and Films

At the beginning of fiscal 2014, the Company acquired Graphic Flexible Packaging LLC’s flexible plastics and films business (“Graphic Plastics”) for a purchase price of $61 million, net of cash acquired.  Graphic Plastics is a producer of wraps, films, pouches, and bags for the food, medical, industrial, personal care, and pet food markets.  The Graphic Plastics business is operated in our Flexible Packaging segment.  To finance the purchase, the Company used existing liquidity.

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

Rexam Healthcare Containers and Closures

In June 2014, the Company acquired Rexam’s Healthcare Containers and Closures business (“C&C”) for a purchase price of $130 million, net of cash acquired.  The C&C business produces bottles, closures and specialty products for pharmaceutical and over-the-counter applications.  Facilities located in the United States are operated in the Rigid Closed Top segment, and locations outside the United States are operated in the Flexible Packaging segment.  To finance the purchase, the Company used existing liquidity.

Recent Developments

2014 Cost Reduction Plan

In November 2013, the Company initiated a cost reduction plan designed to deliver approximately $27 million of cost savings and improved equipment utilization. This plan resulted in several plant rationalizations.  As a result of these plant rationalizations the Company has incurred over $55 million of costs during fiscal 2014 associated with facility consolidation, including severance and termination benefits, other costs associated with exiting facilities and non-cash asset impairment charges.

Term Loan Refinancing

In January 2014, the Company entered into an incremental assumption agreement to increase the commitments under the Company’s existing term loan credit agreement by $1.125 billion.  The Company borrowed loans in an aggregate principal amount equal to the full amount of the commitments on such date. The incremental term loan bears interest at LIBOR plus 2.75% per annum with a LIBOR floor of 1.00%, matures in January 2021 and is subject to customary amortization. The proceeds from the incremental term loan, in addition to existing liquidity, were used to satisfy the outstanding term loan facility that was to mature in April 2015.  The Company recognized a $2 million loss on extinguishment of debt related to this refinancing.

5½% Second Priority Senior Secured Notes

In May 2014, the Company issued $500 million of 5½% second priority senior secured notes due 2022.  Interest on the 5½% second priority senior secured notes is due semi-annually on May 15 and November 15.  Proceeds from the issuance, in addition to existing liquidity, were used to satisfy and discharge all of the outstanding 9½% second priority senior secured notes.  The Company recognized a $33 million loss on extinguishment of debt related to this debt issuance.

Secondary Public Offerings

In February 2014, June 2014 and August 2014, certain funds affiliated with Apollo Global Management, LLC (“Apollo”) sold 9 million shares in a secondary public offering for proceeds of $205 million, 10 million shares in a secondary public offering for proceeds of $237 million and 14.7 million shares in a secondary public offering for proceeds of $360 million, respectively.  The Company received no proceeds and incurred fees of approximately $1 million related to these offerings.  Following these offerings, Apollo no longer had any equity ownership in the Company.

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

Containers.  We manufacture a collection of nationally branded container products and also seek to develop customized container products for niche applications by leveraging our state-of-the-art design, decoration and graphic arts capabilities.  We believe this mix allows us to both achieve significant economies of scale, while also maintaining an attractive portfolio of specialty products.  Our container capacities range from four ounces to five gallons and are offered in various styles with accompanying lids, bails and handles, some of which we produce, as well as a wide array of decorating options.  We have long-standing supply relationships with many of the nation’s leading food and consumer products companies.

Foodservice.  We believe that we are one of the largest providers of large size thermoformed polypropylene (“PP”) and injection-molded plastic drink cups in the United States.  We produce plastic cups that range in size from 12 to 64 ounces.  Primary markets for our plastic drink cups are quick service and family dining restaurants, convenience stores, stadiums and retail stores.  Many of our cups are decorated, often as promotional items, and we believe we have a reputation in the industry for innovative, state-of-the-art graphics.

Closures and Overcaps.  We believe we are a leading producer of closures and overcaps across several of our product lines, including continuous-thread and child-resistant closures, as well as aerosol overcaps.  We currently sell our closures into numerous end markets, including household, chemical, healthcare, food/beverage and personal care.  In addition to traditional closures, we are a provider of a wide selection of custom closure solutions including fitments and plugs for medical applications, cups and spouts for liquid laundry detergent, and dropper bulb assemblies for medical and personal care applications.  Further, we believe that we are the leading domestic producer of injection-molded aerosol overcaps.  Our aerosol overcaps are used in a wide variety of consumer goods including spray paints, household and personal care products, insecticides and numerous other commercial and consumer products.  We believe our technical expertise and manufacturing capabilities provide us a low-cost position that has allowed us to become a leading provider of high-quality closures and overcaps to a diverse set of leading companies.  We believe our manufacturing advantage is driven by our position on the forefront of various technologies, including the latest in single- and bi-injection processes, precise reproduction of colors, automation and vision technology and proprietary packing technology that minimizes freight cost and warehouse space.  A majority of our overcaps and closures are manufactured from proprietary molds, which we design, develop, and own.  In addition to these molds, we utilize state-of-the art lining, assembly, and decorating equipment to enhance the value and performance of our products in the market.

Bottles and Prescription Containers.  Our bottle and prescription container businesses target markets similar to our closure business.  We believe, based on management estimates, that we have a leadership position in various food and beverage, vitamin and nutritional markets.  Additionally, we believe we are a leading supplier in the prescription container market, supplying a complete line of amber containers with both one-piece and two-piece child-resistant closures.  We offer an extensive line of stock polyethylene (“PE”) and polyethylene terephthalate (“PET”) bottles for the vitamin and nutritional markets.  Our design capabilities, along with internal engineering strength give us the ability to compete on customized designs to provide desired differentiation from traditional packages.  We also offer our customers decorated bottles with hot stamping, silk screening and labeling.

Tubes.  We offer a complete line of extruded and laminate tubes in a wide variety of sizes.  We believe that we are one of the largest suppliers of extruded plastic squeeze tubes in the United States.  Our focus and investments are made to ensure that we are able to meet the increasing trend towards large diameter tubes with high-end decoration.  We have several proprietary designs in this market that combine tube and closure that we believe are viewed as very innovative both in appearance and functionality.  The majority of our tubes are sold in the personal care market, focusing on products like facial/cold creams, shampoos, conditioners, bath/shower gels, lotions, sun care, hair gels, and anti-aging creams.  We also sell our tubes into the pharmaceutical and household chemical markets.  We believe that our ability to provide creative package designs, combined with a complementary line of closures, makes us a preferred supplier for many customers in our target markets.

Engineered Materials

Our Engineered Materials business primarily consists of pipeline corrosion protection solutions, tapes and adhesives, PE-based film products and can liners.  Our primary competitors include AEP, Canusa, Intertape, Sigma and 3M.  The Engineered Materials business primarily includes the following product groups:

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

Stretch and Shrink Films.  We produce both hand and machine-wrap stretch films and custom shrink films, which are used to prepare products and packages for storage and shipping.  We sell stretch and shrink film products to a diverse mix of end users under the MaxTech®, PalleTech® and OptiMil® brands.

Flexible Packaging

Our Flexible Packaging division consists of high barrier, multilayer film products as well as finished flexible packages such as pouches and includes various immaterial international operations.  The largest end uses for our flexible products are consumer-oriented end markets such as food and beverage, medical, and personal care.  Our primary competitors include Printpak, Clopay, Tredegar, and Bemis.  The Flexible Packaging division primarily includes the following product groups:

Personal Care Films.  We believe we are a major supplier of component and packaging films used for personal care hygiene applications predominantly sold in North America and Latin America.  The end use applications include disposable baby diapers, feminine care, adult incontinence, hospital, and tissue and towel products.  Our Lifetime of Solutions™ approach promotes an innovation pipeline that seeks to integrate both product and equipment design into leading edge customer and consumer solutions.

Food and Consumer Films.  We are a converter of printed bags, pouches, and rollstock.  Our manufacturing base includes integrated extrusion that combines with printing, laminating, bagmaking, Innolok®, and laser-score converting processes.  We believe we are a leading supplier of printed film products for the fresh bakery, tortilla, and frozen vegetable markets with brands such as SteamQuick® Film, Freshview™ bags, and Billboard™.  We also manufacture barrier films used for cereal, cookie, cracker and dry mix packages that are sold directly to food manufactures.

Converter Films.  We manufacture specialty coated and laminated products for a wide variety of packaging applications as well as a wide range of highly specialized, made-to-order film products ranging from mono layer to coextruded films having up to nine layers, lamination films sold primarily to flexible packaging converters and used for peelable lid stock, stand-up pouches, pillow pouches, and other flexible packaging formats.  The key end markets and applications for our products include healthcare, industrial and military pouches, roll wrap, multi-wall bags, and fiber drum packaging.  We also manufacture films for specialized industrial applications ranging from lamination film for carpet padding to films used in solar panel construction.

International.  We manufacture products predominately serving the global food and personal care markets.  Our manufacturing base includes a variety of technologies used to produce a wide range of products.

Marketing and Sales

We reach our large and diversified customer base through our direct field sales force of dedicated professionals and the strategic use of distributors.  Our field sales, production and support staff meet with customers to understand their needs and improve our product offerings and services.  Our scale enables us to dedicate certain sales and marketing efforts to particular products, customers or geographic regions, when applicable, which enables us to develop expertise that we believe is valued by our customers.  In addition, because we serve common customers across segments, we have the ability to efficiently utilize our sales and marketing resources to minimize costs.  Highly skilled customer service representatives support the national field sales force.  In addition, inside sales representatives, marketing managers, and sales/marketing executives oversee the marketing and sales efforts.  Manufacturing and engineering personnel work closely with field sales personnel and customer service representatives to satisfy customers’ needs through the production of high-quality, value-added products and on-time deliveries.

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

Additionally, at our major technical centers, including our design studios in Evansville, Indiana, as well as facilities in Franklin, Kentucky and Chippewa Falls, Wisconsin; we prototype new ideas, conduct research and development of new products and processes, and qualify production systems that go directly to our facilities and into production.  With this combination of manufacturing simulation and quality systems support we are able to improve time to market and reduce cost.  We spent $32 million, $28 million, and $25 million on research and development in fiscal 2014, 2013 and 2012, respectively.

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

We also purchase various other materials, including natural and butyl rubber, tackifying resins, chemicals and adhesives, paper and packaging materials, linerboard and foil. These materials are generally available from a number of suppliers.

Employees

At the end of fiscal 2014, we employed over 16,000 employees.  Approximately 11% of our employees are covered by collective bargaining agreements.  One of our eleven agreements, covering approximately 30 employees, was scheduled for renegotiation in October 2014 and was recently extended for three years.  There are an additional five agreements, representing approximately 60% of the remaining employees, due for renegotiation in fiscal 2015.  The remaining agreements expire after fiscal 2015.  Our relations with employees under collective bargaining agreements remain satisfactory and there have been no significant work stoppages or other labor disputes during the past three years.

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

Environmental Matters and Government Regulation
Our past and present operations and our past and present ownership and operations of real property are subject to extensive and changing federal, state, local, and foreign environmental laws and regulations pertaining to the discharge of materials into the environment, handling and disposition of waste, and cleanup of contaminated soil and ground water, or otherwise relating to the protection of the environment. We believe that we are in substantial compliance with applicable environmental laws and regulations. However, we cannot predict with any certainty that we will not in the future incur liability with respect to noncompliance with environmental laws and regulations, contamination of sites formerly or currently owned or operated by us (including contamination caused by prior owners and operators of such sites) or the off-site disposal of regulated materials, which could be material.

We may from time to time be required to conduct remediation of releases of regulated materials at our owned or operated facilities.  None of our pending remediation projects are expected to result in material costs.  Like any manufacturer, we are also subject to the possibility that we may receive notices of potential liability in connection with materials that were sent to third-party recycling, treatment, and/or disposal facilities under the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (“CERCLA”), and comparable state statutes, which impose liability for investigation and remediation of contamination without regard to fault or the legality of the conduct that contributed to the contamination, and for damages to natural resources.  Liability under CERCLA is retroactive, and, under certain circumstances, liability for the entire cost of a cleanup can be imposed on any responsible party.  We are not aware that any such notices are currently pending which are expected to result in material costs.

The Food and Drug Administration (“FDA”) regulates the material content of direct-contact food and drug packages, including certain packages we manufacture pursuant to the Federal Food, Drug and Cosmetics Act.  Certain of our products are also regulated by the Consumer Product Safety Commission (“CPSC”) pursuant to various federal laws, including the Consumer Product Safety Act and the Poison Prevention Packaging Act.  Both the FDA and the CPSC can require the manufacturer of defective products to repurchase or recall such products and may also impose fines or penalties on the manufacturer.  Similar laws exist in some states, cities and other countries in which we sell our products.  In addition, laws exist in certain states restricting the sale of packaging with certain levels of heavy metals, imposing fines and penalties for noncompliance.  Although we believe that we use FDA approved resins and pigments in our products that directly contact food and drug products, and we believe our products are in material compliance with all applicable requirements, we remain subject to the risk that our products could be found not to be in compliance with such requirements.

The plastics industry, including us, is subject to existing and potential federal, state, local and foreign legislation designed to reduce solid waste by requiring, among other things, plastics to be degradable in landfills, minimum levels of recycled content, various recycling requirements, disposal fees, and limits on the use of plastic products.  In particular, certain states have enacted legislation requiring products packaged in plastic containers to comply with standards intended to encourage recycling and increased use of recycled materials.  In addition, various consumer and special interest groups have lobbied from time to time for the implementation of these and other similar measures.  We believe that the legislation promulgated to date and such initiatives to date have not had a material adverse effect on us.  There can be no assurance that any such future legislative or regulatory efforts or future initiatives would not have a material adverse effect on us.

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

We have a significant amount of indebtedness.  As of the end of fiscal 2014, we had total indebtedness (including current portion) of $3,918 million with cash and cash equivalents totaling $129 million.  We would have been able to borrow a further $570 million under the revolving portion of our senior secured credit facilities, subject to the solvency of our lenders to fund their obligations and our borrowing base calculations.  We are permitted by the terms of our debt instruments to incur substantial additional indebtedness, subject to the restrictions therein.  Our inability to generate sufficient cash flow to satisfy our debt obligations, or to refinance our obligations on commercially reasonable terms, would have a material adverse effect on our business, financial condition and results of operations.

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
  increase our vulnerability to general adverse economic and industry conditions; and
  limit our ability to respond to business opportunities, including growing our business through acquisitions.

In addition, the credit agreements and indentures governing our current indebtedness contain, and any future debt instruments would likely contain, financial and other restrictive covenants, which will impose significant operating and financial restrictions on us, including restrictions on our ability to, among other things:
  incur or guarantee additional debt;
  pay dividends and make other restricted payments;
  create or incur certain liens;
  make certain investments;
  engage in sales of assets and subsidiary stock;
  enter into transactions with affiliates;
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

We source plastic resin primarily from major industry suppliers and we have long-standing relationships with certain of these suppliers.  We may not be able to arrange for other sources of resin in the event of an industry-wide general shortage of resins used by us, or a shortage or discontinuation of certain types of grades of resin purchased from one or more of our suppliers.  In addition, the largest supplier of the Company’s total resin material requirements represented approximately 22% of purchases during fiscal 2014.  Any such shortage may materially negatively impact our competitive position versus companies that are able to better or more cheaply source resin.

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
  the incorporation of acquired products into our product line;
  problems associated with maintaining relationships with employees and customers of acquired businesses;
  the increasing demands on our operational systems;
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

Our operations are subject to federal, state, local, and foreign environmental laws and regulations that impose limitations on the discharge of pollutants into the air and water, establish standards for the treatment, storage and disposal of solid and hazardous waste and require cleanup of contaminated sites.  While we have not been required historically to make significant capital expenditures in order to comply with applicable environmental laws and regulations, we cannot predict with any certainty our future capital expenditure requirements because of continually changing compliance standards and environmental technology.  Furthermore, violations or contaminated sites that we do not know about (including contamination caused by prior owners and operators of such sites or newly discovered information) could result in additional compliance or remediation costs or other liabilities, which could be material.  We have limited insurance coverage for potential environmental liabilities associated with historic and current operations and we do not anticipate increasing such coverage in the future.  We may also assume significant environmental liabilities in connection with acquisitions.  In addition, federal, state, local, and foreign governments could enact laws or regulations concerning environmental matters that increase the cost of producing, or otherwise adversely affect the demand for, plastic products.  Legislation that would prohibit, tax or restrict the sale or use of certain types of plastic and other containers, and would require diversion of solid waste such as packaging materials from disposal in landfills, has been or may be introduced in the U.S. Congress, state legislatures, and other legislative bodies.  While container legislation has been adopted in a few jurisdictions, similar legislation has been defeated in public referenda in several states, local elections and many state and local legislative sessions.  Although we believe that the laws promulgated to date have not had a material adverse effect on us, there can be no assurance that future legislation or regulation would not have a material adverse effect on us.  Furthermore, a decline in consumer preference for plastic products due to environmental considerations could have a negative effect on our business.

The FDA, regulates the material content of direct-contact food and drug packages we manufacture pursuant to the Federal Food, Drug and Cosmetic Act.  Furthermore, some of our products are regulated by the CPSC, pursuant to various federal laws, including the Consumer Product Safety Act and the Poison Prevention Packaging Act.  Both the FDA and the CPSC can require the manufacturer of defective products to repurchase or recall these products and may also impose fines or penalties on the manufacturer.  Similar laws exist in some states, cities and other countries in which we sell products.  In addition, laws exist in certain states restricting the sale of packaging with certain levels of heavy metals and imposing fines and penalties for noncompliance.  Although we use FDA-approved resins and pigments in our products that directly contact food and drug products and we believe our products are in material compliance with all applicable requirements, we remain subject to the risk that our products could be found not to be in compliance with these and other requirements.  A recall of any of our products or any fines and penalties imposed in connection with noncompliance could have a materially adverse effect on us.  See “Business—Environmental Matters and Government Regulation.”

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

We depend on information technology systems and infrastructure to operate our business, system inadequacies or failures could harm our business.

We rely on the efficient and uninterrupted operation of complex information technology systems and networks.  These systems and networks are potentially vulnerable to damage or interruption from a variety of sources, including energy or telecommunications failures, breakdowns, natural disasters, terrorism, war, computer malware or other malicious intrusions, and random attacks.  To date, system interruptions have been infrequent and have not had a material impact on the business.  However, there can be no assurance that these efforts will prevent future interruptions that would have a material adverse effect on our business

Goodwill and other intangibles represent a significant amount of our net worth, and a future write-off could result in lower reported net income and a reduction of our net worth.

As of the end of our 2014 fiscal year, the net value of our goodwill and other intangibles was $2,471 million.  We are required to evaluate goodwill reflected on our balance sheet when circumstances indicate a potential impairment, or at least annually, under the impairment testing guidelines outlined in the standard.  Future changes in the cost of capital, expected cash flows, or other factors may cause our goodwill to be impaired, resulting in a non-cash charge against results of operations to write off goodwill for the amount of impairment.  If a future write-off is required, the charge could have a material adverse effect on our reported results of operations and net worth in the period of any such write-off.

Disruptions in the overall economy and the financial markets may adversely impact our business.

Our industry is affected by macroeconomic factors, including national, regional, and local economic conditions, employment levels, and shifts in consumer spending patterns.  Disruptions in the overall economy and volatility in the financial markets could reduce consumer confidence in the economy, negatively affecting consumer spending, which could be harmful to our financial position and results of operations.  In such event, decreased cash flow generated from our business may adversely affect our financial position and our ability to fund our operations.  In addition, major macroeconomic disruptions involving the financial markets could adversely affect our ability to access the credit markets and availability of financing for our operations.

We had net losses in recent years and we may not be profitable in the future.

We generated net income in three of our last five fiscal years; however, in the other two fiscal years, we incurred net losses of over $100 million per year. We may not generate net income from operations in the future, and continuing net losses may limit our ability to execute our strategy.  Factors contributing to our financial performance include non-cash impairment charges, depreciation/amortization on our long lived tangible and intangible assets, interest expense on our debt obligations as well as other factors more fully disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

As a company with publicly traded equity securities, we are subject to additional reporting requirements of the Securities Exchange Act of 1934, or the Exchange Act and the Sarbanes-Oxley Act of 2002, which we refer to as the “Sarbanes-Oxley Act.”  The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal control over financial reporting.  Our independent public accountants auditing our financial statements are required to attest to the effectiveness of our internal control over financial reporting.  In order to continue to maintain the effectiveness of our disclosure controls and procedures and internal control over financial reporting significant resources and management oversight is required.

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

Item 1B.   UNRESOLVED STAFF COMMENTS

None

Item 2.  PROPERTIES

We lease or own our principal offices and manufacturing facilities.  We believe that our property and equipment is well-maintained, in good operating condition and adequate for our present needs.  As of the end of fiscal 2014, the locations of our principal manufacturing facilities, by country, are as follows:  United States—77 locations (44 Rigid Packaging, 18 Engineered Materials, 15 Flexible Packaging); Canada—4 locations (1 Rigid Packaging, 2 Engineered Materials, 1 Flexible Packaging); Mexico—6 locations (3 Rigid Packaging, 2 Engineered Materials, 1 Flexible Packaging); India—2 locations (1 Engineered Materials, 1 Flexible Packaging), The Netherlands, Belgium, Germany and Australia (Engineered Materials); Brazil, Malaysia, and Singapore (Rigid Packaging); and China and France (Flexible Packaging).  The Evansville, Indiana facility serves as our world headquarters.

We lease our facilities in the following locations:  Evansville, Indiana; Louisville, Kentucky; Lawrence, Kansas; Peosta, Iowa; Phoenix, Arizona; Quad Cities, Iowa; Phillipsburg, New Jersey; Bloomington, Indiana; Bowling Green, Kentucky; Syracuse, New York; Jackson, Tennessee; Danville, Kentucky; Pewaukee, Wisconsin; Des Moines, Iowa; Milwaukee, Wisconsin; Schaumburg, Illinois; Anaheim, California; Aurora, Illinois; Cranbury, New Jersey; Lathrop, California; Hanover, Maryland; Tacoma, Washington; Baltimore, Maryland; Atlanta, Georgia; Mexico City, Mexico; Dunkirk, New York; Goshen, Indiana; Westerlo, Belgium; Johor, India; Tlalnepantla, Mexico; Washington, New Jersey and Orillia, Canada.

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
PART II

Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER

Our common stock is listed on the New York Stock Exchange under the symbol “BERY”.  The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock reported on the New York Stock Exchange.

	Fiscal 2014		Fiscal 2013
	High	Low	High	Low
1st quarter (a)	$23.57	$18.12	$16.01	$13.48
2nd quarter	24.75	21.88	19.77	16.08
3rd quarter	25.84	22.13	24.15	17.02
4th quarter	26.21	23.80	24.99	19.71
(a) Company began trading on the New York Stock Exchange on October 4, 2012

As of the date of this filing there were approximately 129 record holders of the common stock, but we estimate the number of beneficial stockholders to be much higher as a number of our shares are held by brokers or dealers for their customers in street name.

During fiscal 2013 and 2014 we did not declare or pay any cash dividends on our common stock. Any future determination as to the declaration and payment of dividends, if any, will depend on then existing conditions, contractual requirements and other factors our board of directors may deem relevant.  The terms of our senior secured credit facilities and the indentures governing our notes may restrict our ability to pay cash dividends on our common stock.  Our debt instruments contain covenants that restrict our ability to pay dividends on our common stock, as well as the ability of our subsidiaries to pay dividends to us.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no shares of our common stock repurchased during fiscal 2014.

 Item 6.  SELECTED FINANCIAL DATA

	Fiscal 2014	Fiscal 2013	Fiscal 2012	Fiscal 2011	Fiscal 2010
Statement of Operations Data:
Net sales	$4,958	$4,647	$4,766	$4,561	$4,257
Cost of goods sold	4,190	3,835	3,984	3,908	3,705
Selling, general and administrative	320	307	317	284	280
Amortization of intangibles	102	105	109	106	107
Restructuring and impairment charges (a)	30	14	31	221	41
Operating income	316	386	325	42	124

Debt extinguishment	35	64	—	68	—
Other income, net	(7)	(7)	(7)	(7)	(27)

Interest expense, net	221	244	328	327	313
Income (loss) before income taxes	67	85	4	(346)	(162)
Income tax expense (benefit)	4	28	2	(47)	(49)
Consolidated net income (loss)	63	57	2	(299)	(113)
Net income attributable to non-controlling interest	1	—	—	—	—
Net income (loss) attributable to the Company	$62	$57	$2	$(299)	$(113)
Comprehensive income (loss)	$37	$86	$3	$(324)	$(112)
Net income (loss) available to Common Stockholders:
Basic	$0.53	$0.50	$0.02	$(3.55)	$(1.34)
Diluted	0.51	0.48	0.02	(3.55)	(1.34)
Balance Sheet Data (at period end):
Cash and cash equivalents	$129	$142	$87	$42	$148
Property, plant and equipment, net	1,364	1,266	1,216	1,250	1,146
Total assets	5,268	5,135	5,106	5,217	5,344
Long-term debt obligations, less current portion	3,860	3,875	4,431	4,581	4,397
Total liabilities	5,369	5,331	5,558	5,668	5,474
Stockholders’ equity (deficit)	(114)	(196)	(475)	(467)	(141)
Cash Flow and other Financial Data:
Net cash from operating activities	$530	$464	$479	$327	$112
Net cash from investing activities	(422)	(245)	(255)	(523)	(852)
Net cash from financing activities	(119)	(164)	(179)	90	878

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

We believe that we have created one of the largest product libraries in our industry, allowing us to be a comprehensive solution provider to our customers.  Our customers consist of a diverse mix of leading global, national, mid-sized regional and local specialty businesses.  The size and scope of our customer network allow us to introduce new products we develop or acquire to a vast audience that is familiar with, and we believe partial to, our brand.  In fiscal 2014, no single customer represented more than approximately 2% of net sales and our top ten customers represented 17% of net sales.  We believe our manufacturing processes and our ability to leverage our scale to reduce expenses on items, such as raw materials, position us as a low-cost manufacturer relative to our competitors.  For example, we believe based on management estimates that we are one of the largest global purchasers of plastic resins which gives us scaled purchasing savings.

 Executive Summary

Business.  We operate in the following four segments: Rigid Open Top, Rigid Closed Top (together our Rigid Packaging business), Engineered Materials, and Flexible Packaging.  The Rigid Packaging business sells primarily containers, foodservice items, closures, overcaps, bottles, prescription containers, and tubes.  Our Engineered Materials segment primarily sells pipeline corrosion protection solutions, tapes and adhesives, PE-based film products and can liners.  The Flexible Packaging segment primarily sells high barrier, multilayer film products as well as finished flexible packages such as printed pouches.

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

	Polyethylene Butene Film			Polypropylene
	2014	2013	2012	2014	2013	2012
1st quarter	$.82	$.69	$.68	$.89	$.76	$.79
2nd quarter	.85	.74	.76	.95	.96	.88
3rd quarter	.86	.77	.72	.91	.84	.85
4th quarter	.87	.79	.68	.92	.89	.71

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

Recent Developments

2014 Cost Reduction Plan

In November 2013, the Company initiated a cost reduction plan designed to deliver approximately $27 million of cost savings and improved equipment utilization. This plan resulted in several plant rationalizations.  As a result of these plant rationalizations the Company has incurred over $55 million of costs during fiscal 2014 associated with facility consolidation, including severance and termination benefits, other costs associated with exiting facilities and non-cash asset impairment charges.

Term Loan Refinancing

In January 2014, the Company entered into an incremental assumption agreement to increase the commitments under the Company’s existing term loan credit agreement by $1.125 billion.  The Company borrowed loans in an aggregate principal amount equal to the full amount of the commitments on such date. The incremental term loan bears interest at LIBOR plus 2.75% per annum with a LIBOR floor of 1.00%, matures in January 2021 and is subject to customary amortization. The proceeds from the incremental term loan, in addition to existing liquidity, were used to satisfy the outstanding term loan facility that was to mature in April 2015.  The Company recognized a $2 million loss on extinguishment of debt related to this refinancing.

5½% Second Priority Senior Secured Notes

In May 2014, the Company issued $500 million of 5½% second priority senior secured notes due 2022.  Interest on the 5½% second priority senior secured notes is due semi-annually on May 15 and November 15.  Proceeds from the issuance, in addition to existing liquidity, were used to satisfy and discharge all of the outstanding 9½% second priority senior secured notes.  The Company recognized a $33 million loss on extinguishment of debt related to this debt issuance.

Secondary Public Offerings

In February 2014, June 2014 and August 2014, certain funds affiliated with Apollo Global Management, LLC (“Apollo”) sold 9 million shares in a secondary public offering for proceeds of $205 million, 10 million shares in a secondary public offering for proceeds of $237 million and 14.7 million shares in a secondary public offering for proceeds of $360 million, respectively.  The Company received no proceeds and incurred fees of approximately $1 million related to these offerings.  Following these offerings, Apollo no longer had any equity ownership in the Company.

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

Graphic Flexible Packaging LLC’s Flexible Plastics and Films

In September 2013, the Company acquired Graphic Flexible Packaging LLC’s flexible plastics and films business (“Graphic Plastics”) for a purchase price of $61 million, net of cash acquired.  Graphic Plastics is a producer of wraps, films, pouches, and bags for the food, medical, industrial, personal care, and pet food markets.  The Graphic Plastics business is operated in the Flexible Packaging segment.  To finance the purchase, the Company used existing liquidity.

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

Rexam Healthcare Containers and Closures

In June 2014, the Company acquired Rexam’s Healthcare Containers and Closures business (“C&C”) for a purchase price of $130 million, net of cash acquired.  The C&C business produces bottles, closures and specialty products for pharmaceutical and over-the-counter applications.  Facilities located in the United States are operated in the Rigid Closed Top segment, and locations outside the United States are operated in the Flexible Packaging segment.  To finance the purchase, the Company used existing liquidity.

Discussion of Results of Operations for Fiscal 2014 Compared to Fiscal 2013

Net Sales.  Net sales increased from $4,647 million in fiscal 2013 to $4,958 million in fiscal 2014.  This increase is primarily attributed to net sales from businesses acquired in the last twelve months of 4% and selling price increases of 4% due to higher resin prices shown above partially offset by volume declines.  The following discussion in this section provides a comparison of net sales by business segment.

	Fiscal Year
	2014	2013	$ Change	% Change
Net sales:
Rigid Open Top	$1,110	$1,127	$(17)	(2%)
Rigid Closed Top	1,469	1,387	82	6%
Rigid Packaging	$2,579	$2,514	$65	3%
Engineered Materials	1,455	1,397	58	4%
Flexible Packaging	924	736	188	26%
Total net sales	$4,958	$4,647	$311	7%

Net sales in the Rigid Open Top segment decreased from $1,127 million in fiscal 2013 to $1,110 million in fiscal 2014 due to base volume declines of 5% and product realignment of 1% partially offset by net selling price increases of 4%.  The volume decline was primarily attributed to softness in thermoformed drink cups and container product offerings.  Net sales in the Rigid Closed Top segment increased from $1,387 million in fiscal 2013 to $1,469 million in fiscal 2014 as a result of net selling price increases of 2% and C&C acquisition volume of 4%.  The Engineered Materials segment net sales increased from $1,397 million in fiscal 2013 to $1,455 million in fiscal 2014 as a result of net selling price increases of 4% and base volume growth of 1% partially offset by exited business of 1%.  The Flexible Packaging segment net sales increased from $736 million in fiscal 2013 to $924 million in fiscal 2014 as a result of businesses acquired in the last twelve months of 22%, product realignment of 1% and net selling price increases of 5% partially offset by a 2% volume decline attributed to soft customer demand.

Operating Income.  Operating income decreased from $386 million (8% of net sales) in fiscal 2013 to $316 million (6% of net sales) in fiscal 2014.  This decrease is primarily attributed to $57 million increase in business integration expense, $27 million of raw material and freight cost inflation in excess of net selling price increases, $19 million from base volume declines described above and a $2 million increase in depreciation and amortization expense partially offset by $7 million benefit from businesses acquired in the last twelve months, $8 million decline in selling, general and administrative expenses and a $20 million improvement in manufacturing efficiencies.  The following discussion in this section provides a comparison of operating income by business segment.

	Fiscal Year
	2014	2013	$ Change	% Change
Operating income:
Rigid Open Top	$34	$123	$(89)	(72%)
Rigid Closed Top	132	130	2	2%
Rigid Packaging	$166	$253	$(87)	(34%)
Engineered Materials	125	116	9	8%
Flexible Packaging	25	17	8	47%
Total operating income	$316	$386	$(70)	(18%)

Operating income for the Rigid Open Top segment decreased from $123 million (11% of net sales) in fiscal 2013 to $34 million (3% of net sales) in fiscal 2014.  This decrease is primarily attributed to $18 million from base volume declines, $10 million decline in operating performance in manufacturing, $48 million increase in business integration expense, $1 million increase in selling, general and administrative expenses and a $12 million decline in the relationship of net selling price to raw material and freight costs.  Operating income for the Rigid Closed Top segment increased from $130 million (9% of net sales) in fiscal 2013 to $132 million (9% of net sales) in fiscal 2014.  The increase is attributed to a $6 million decline in the relationship of net selling price to raw material costs, $1 million attributed to negative product mix, $3 million increase in business integration expenses and $1 million loss from businesses acquired in the last twelve months offset by $1 million decrease in depreciation and amortization, a $7 million improvement in operating performance in manufacturing and a $5 million improvement in selling, general and administrative expenses.  Operating income for the Engineered Materials segment increased from $116 million (8% of net sales) in fiscal 2013 to $125 million (9% of net sales) in fiscal 2014.  This increase is primarily attributed to a $19 million improvement in manufacturing operating performance, $7 million decline in restructuring and business integration expenses and a $4 million decline in selling, general and administrative expenses partially offset by $14 million of raw material cost inflation in excess of net selling prices, $2 million from exited business and a $5 million increase in depreciation and amortization expense.  Operating income for the Flexible Packaging segment increased from $17 million (2% of net sales) in fiscal 2013 to $25 million (3% of net sales) in fiscal 2014.  This increase is primarily attributed to $10 million benefit from businesses acquired in the last twelve months, $5 million gain in the relationship of net selling price to raw material costs, $4 million improvement in operating performance in manufacturing and a $2 million decline in depreciation and amortization expense partially offset by $13 million increase in business integration expense.

Debt Extinguishment. Debt extinguishment decreased from $64 million in fiscal 2013 to $35 million in fiscal 2014.  The decrease is primarily attributed to the various debt extinguishment costs that resulted from our incremental term loan restructuring and use of the proceeds from our initial public offering in fiscal 2013 compared to the debt extinguishment costs related to the discharge of the outstanding 9½% second priority senior secured notes in fiscal 2014.

Other Income.  Other income remained flat at $7 million in fiscal 2013 and fiscal 2014 primarily due to the change in the fair value of derivative instruments in fiscal 2013 offset by gains recognized on asset disposals and an adjustment to the tax receivable agreement obligation in fiscal 2014.

 Interest Expense.  Interest expense decreased from $244 million in fiscal 2013 to $221 million in fiscal 2014 primarily as the result of the various debt extinguishments and refinancings completed in the last twenty four months.

Income Tax Expense.  We recorded an income tax expense of $4 million in fiscal 2014, compared to $28 million in fiscal 2013.  The effective tax rate is impacted by the relative impact of discrete items and certain international entities for which a full valuation allowance is recognized and $20 million of federal and state research and development tax credits recognized in fiscal 2014.

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

Debt Extinguishment.  Debt extinguishment was $64 million during fiscal 2013 as a result of loss on extinguishment of debt attributed to $37 million of call premium and penalties, $19 million of deferred financing fees and $8 million of debt discount related to the debt extinguishment that resulted from our incremental term loan capital and the use of the proceeds from our initial public offering.

Other Income, Net. Other income was $7 million in fiscal 2013 and fiscal 2012, respectively.  These gains are attributed to the fair value adjustment for our interest rate swaps.

Interest Expense, Net.  Interest expense decreased from $328 million in fiscal 2012 to $244 million in fiscal 2013 primarily as the result of the interest savings that resulted from our incremental term loan restructure and initial public offering, which proceeds were used to pay off indebtedness.

Income Tax Expense.  Fiscal 2013, we recorded an income tax expense of $28 million or an effective tax rate of 33% compared to an income tax expense of $2 million or an effective tax rate of 50% in fiscal 2012.  The effective tax rate is impacted by the relative impact of discrete items and certain international entities for which a full valuation allowance is recognized.

Income Tax Matters

The Company had unused United States federal operating loss carryforwards to offset future taxable income of $601 million as of fiscal 2014.  As of fiscal year-end 2014, the Company had state and foreign net operating loss carryforwards of $803 million and $106 million, respectively, which will be available to offset future taxable income.  If not used, the federal net operating loss carryforwards will expire in future years beginning 2025 through 2031.  AMT credit carryforwards totaling $9 million are available to the Company indefinitely to reduce future years’ federal income taxes.  The state net operating loss carryforwards will expire in future years beginning in 2015 through 2033.  The Company has $18 million and $4 million of federal and state Research and Development tax credits, respectively, that will expire in future years beginning 2027 through 2034.

The net operating losses are subject to an annual limitation under guidance from the Internal Revenue Code, however, all of the Company’s federal net operating loss carryforwards should be available for use within the next five years.  As part of the effective tax rate calculation, if we determine that a deferred tax asset arising from temporary differences is not likely to be utilized, we will establish a valuation allowance against that asset to record it at its expected realizable value.  The Company has not provided a valuation allowance on its net federal net operating loss carryforwards in the United States because it has determined that future reversals of its temporary taxable differences will occur in the same periods and are of the same nature as the temporary differences giving rise to the deferred tax assets.  Our valuation allowance against deferred tax assets was $56 million and $59 million at the end of fiscal 2014 and 2013, respectively, related to certain foreign and state deferred tax assets.

In connection with the initial public offering, the Company entered into an income tax receivable agreement that provides for the payment to pre-initial public offering stockholders, option holders and holders of our stock appreciation rights, 85% of the amount of cash savings, if any, in U.S. federal, foreign, state and local income tax that are actually realized (or are deemed to be realized in the case of a change of control) as a result of the utilization of our and our subsidiaries’ net operating losses attributable to periods prior to the initial public offering.  Based on the Company's assumptions using various items, including valuation analysis and current tax law, the Company recorded an obligation of $313 million upon completion of the initial public offering, which was recognized as a reduction of Paid-in capital on the Consolidated Balance Sheets.  The Company made payments of $32 million and $5 million in fiscal 2014 and 2013, respectively.  In addition, a $39 million was paid in the first quarter of fiscal 2015. The balance at the end of fiscal 2014 was $273 million.

Liquidity and Capital Resources

Senior Secured Credit Facility

We have senior secured credit facilities consisting of $2.5 billion of term loans and a $650 million asset based revolving line of credit (“Credit Facility”).  $1.1 billion of the term loans mature in January 2021, the remaining $1.4 billion of term loans mature in February 2020 and the revolving line of credit matures in June 2016, subject to certain conditions.  The availability under the revolving line of credit is the lesser of $650 million or based on a defined borrowing base which is calculated based on available accounts receivable and inventory.  The revolving line of credit allows up to $130 million of letters of credit to be issued instead of borrowings under the revolving line of credit.  At the end of fiscal 2014, the Company had no outstanding balance on the revolving credit facility, $37 million of outstanding letters of credit and a $43 million borrowing base reserve, resulting in unused borrowing capacity of $570 million under the revolving line of credit.  The Company was in compliance with all covenants at the end of fiscal 2014.

We are obligated to sustain a minimum fixed charge coverage ratio of 1.0 to 1.0 under the revolving credit facility (tested quarterly) at any time when the aggregate unused capacity under the revolving credit facility is less than 10% of the lesser of the revolving credit facility commitments and the borrowing base (and for 10 business days following the date upon which availability exceeds such threshold) or during the continuation of an event of default.  Our fixed charge coverage ratio, as defined in the revolving credit facility, is calculated based on a numerator consisting of adjusted EBITDA less pro forma adjustments, income taxes paid in cash and capital expenditures, and a denominator consisting of scheduled principal payments in respect of indebtedness for borrowed money, interest expense and certain distributions.  At the end of fiscal 2014, the Company had unused borrowing capacity of $570 million under the revolving credit facility and thus was not subject to the minimum fixed charge coverage ratio covenant.  Our fixed charge ratio was 2.2 to 1.0 at the end of fiscal 2014.

Despite not having financial maintenance covenants, our debt agreements contain certain negative covenants.  The failure to comply with these negative covenants could restrict our ability to incur additional indebtedness, effect acquisitions, enter into certain significant business combinations, make distributions or redeem indebtedness.  The term loan facility contains a negative covenant first lien secured leverage ratio covenant of 4.0 to 1.0 on a pro forma basis for a proposed transaction, such as an acquisition or incurrence of additional first lien debt.  Our first lien secured leverage ratio was 3.0 to 1.0 at the end of fiscal 2014.

A key financial metric utilized in the calculation of the first lien leverage ratio is Adjusted EBITDA as defined in the Company’s senior secured credit facilities.  The following table reconciles (i) our Adjusted EBITDA to operating income and (ii) our Adjusted Free Cash Flow to cash flow from operating activities, in each case, for fiscal 2014 and the quarterly period ended September 27, 2014:

		Quarterly Period Ended
	Fiscal 2014	September 27, 2014
Adjusted EBITDA	$830	$213
Depreciation and amortization	(358)	(97)
Business optimization and other expense (a)	(81)	(18)
Restructuring and impairment	(30)	(2)
Pro forma acquisitions	(18)	—
Unrealized cost savings	(27)	(3)
Operating income	$316	$93
Cash flow from operating activities	$530	$160

Net additions to property, plant and equipment	(196)	(29)
Payments of tax receivable agreement	(32)	—
Adjusted free cash flow	$302	$131
Cash flow from investing activities	(422)	(30)
Cash flow from financing activities	(119)	(45)
(a) Includes business optimization and integration expenses and non-cash charges

Adjusted EBITDA and Adjusted Free Cash Flow, as presented in this document, are supplemental financial measures that are not required by, or presented in accordance with, generally accepted accounting principles in the United States (“GAAP”).  Adjusted EBITDA and Adjusted Free Cash Flow are not GAAP financial measures and should not be considered as an alternative to operating or net income or cash flows from operating activities, in each case determined in accordance with GAAP.  We define “Adjusted EBITDA” as operating income before depreciation and amortization, and certain restructuring and business optimization charges and as adjusted for unrealized cost reductions and acquired businesses, including unrealized synergies, which are more particularly defined in our credit documents and the indentures governing our notes. Adjusted EBITDA is used by our lenders for debt covenant compliance purposes and by our management as one of several measures to evaluate management performance. While the determination of appropriate adjustments in the calculation of Adjusted EBITDA is subject to interpretation under the terms of the Credit Facility, management believes the adjustments described above are in accordance with the covenants in the Credit Facility.  Adjusted EBITDA eliminates certain charges that we believe do not reflect operations and underlying operational performance. Although we use Adjusted EBITDA as a financial measure to assess the performance of our business, the use of Adjusted EBITDA has important limitations, including that (1) Adjusted EBITDA does not represent funds available for dividends, reinvestment or other discretionary uses, or account for expenses and charges; (2) Adjusted EBITDA does not reflect cash outlays for capital expenditures or contractual commitments; (3) Adjusted EBITDA does not reflect changes in, or cash requirements for, working capital; (4) Adjusted EBITDA does not reflect the interest expense or the cash requirements necessary to service interest or principal payments on indebtedness; (5) Adjusted EBITDA does not reflect income tax expense or the cash necessary to pay income taxes; (6) Adjusted EBITDA excludes depreciation and amortization and, although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Adjusted EBITDA does not reflect cash requirements for such replacements; and (7) Adjusted EBITDA does not reflect the impact of earnings or charges resulting from matters we consider not to be indicative of our ongoing operations.

We define “Adjusted Free Cash Flow” as cash flow from operating activities less additions to property, plant and equipment and payments of the tax receivable agreement. We use Adjusted Free Cash Flow as a measure of liquidity because it assists us in assessing our company’s ability to fund its growth through its generation of cash. We believe Adjusted Free Cash Flow is useful to an investor in evaluating our liquidity because Adjusted Free Cash Flow and similar measures are widely used by investors, securities analysts and other interested parties in our industry to measure a company’s liquidity without regard to revenue and expense recognition, which can vary depending upon accounting methods. Although we use Adjusted Free Cash Flow as a liquidity measure to assess our ability to generate cash, the use of Adjusted Free Cash Flow has important limitations, including that: (1) Adjusted Free Cash Flow does not reflect the cash requirements necessary to service principal payments on our indebtedness; and (2) Adjusted Free Cash Flow removes the impact of accrual basis accounting on asset accounts and non-debt liability accounts

These non-GAAP financial measures may be calculated differently by other companies, including other companies in our industry, limiting their usefulness as comparative measures. Because of these limitations, you should consider Adjusted EBITDA and Adjusted Free Cash Flow alongside other performance measures and liquidity measures, including operating income, various cash flow metrics, net income and our other GAAP results.

Contractual Obligations and Off Balance Sheet Transactions

Our contractual cash obligations at the end of fiscal 2014 are summarized in the following table which does not give any effect to the tax receivable agreement, including the $39 million payment made in October 2014, or income taxes payable as we cannot reasonably estimate the timing of future cash outflows associated with those commitments.

	Payments due by period as of the end of fiscal 2014
	Total	< 1 year	1-3 years	4-5 years	> 5 years
Long-term debt, excluding capital leases	$3,809	$29	$51	$51	$3,678
Capital leases (a)	145	34	46	34	31
Fixed interest rate payments	698	106	211	211	170
Variable interest rate payments (b)	509	91	178	175	65
Operating leases	331	46	82	60	143
Funding of pension and other postretirement obligations (c)	5	5	—	—	—
Total contractual cash obligations	$5,497	$311	$568	$531	$4,087

(a)	Includes anticipated interest of $16 million over the life of the capital leases.
(b)	Based on applicable interest rates in effect end of fiscal 2014.
(c)	Pension and other postretirement contributions have been included in the above table for the next fiscal year. The amount is the estimated contributions to our defined benefit plans. The assumptions used by the actuary in calculating the projection includes weighted average return on pension assets of approximately 8% for fiscal 2014. The estimation may vary based on the actual return on our plan assets. See footnotes to the Consolidated Financial Statements of this Form 10-K for more information on these obligations.
Note:	As part of the P&B acquisition, the non-controlling interest holder has a put option, and the Company has a call option on the remaining 25% interest in P&B that becomes effective three years from the date of purchase. Upon execution of the put or call option, the purchase price for the remaining equity interest will be determined based on the fair value at the date of execution. Redeemable non-controlling interest was $13 million as of fiscal 2014 and is not included in the above table.

Cash Flows from Operating Activities

Net cash provided by operating activities increased from $464 million in fiscal 2013 to $530 million in fiscal 2014.  The change is primarily attributed to improved working capital.

Net cash from operating activities was $464 million for fiscal 2013 compared to $479 million of cash flows from operating activities for fiscal 2012.  The change is primarily attributed to additional working capital used in fiscal 2013 partially offset by improved operating performance and the settlement of an interest rate hedge for $16 million.

Cash Flows from Investing Activities

Net cash used in investing activities increased from $245 million in fiscal 2013 to $422 million in fiscal 2014 primarily as a result of an increase in acquisition activity related to C&C, Graphic Plastics and P&B partially offset by lower capital expenditures.

Net cash used for investing activities was $245 million for fiscal 2013 compared to net cash used of $255 million for fiscal 2012.  The change is primarily as a result of a decline in acquisition activity partially offset by increased capital expenditures.

Cash Flows from Financing Activities

Net cash used in financing activities was $164 million in fiscal 2013 compared to $119 million in fiscal 2014.  The change is primarily attributed to a decline in long-term repayments, net of proceeds from the initial public offering, partially offset by the $32 million of tax receivable agreement payments.

Net cash used for financing activities was $164 million for fiscal 2013 compared to $179 million of cash used for financing activities for fiscal 2012.  This change is primarily attributed to proceeds from issuance of common stock and incremental term loan, which we utilized to repurchase the 11% Senior Subordinated Notes, Second Priority Senior Secured Floating Rate Notes, First Priority Senior Secured Floating Rate Notes, 101⁄4% Senior Subordinated and  81⁄4% First Priority Senior Secured Notes.

Based on our current level of operations, we believe that cash flow from operations and available cash, together with available borrowings under our senior secured credit facilities, will be adequate to meet our short-term liquidity needs over the next twelve months.  We base such belief on historical experience and the funds available under the senior secured credit facility.  In addition we believe that we have the business strategy and resources to generate free cash flow from operations in the long term.  We do not expect this free cash flow to be sufficient to cover all long-term debt obligations and intend to refinance these obligations prior to maturity.  However, we cannot predict our future results of operations and our ability to meet our obligations involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section in this Form 10-K.  In particular, increases in the cost of resin which we are unable to pass through to our customers on a timely basis or significant acquisitions could severely impact our liquidity.  At the end of fiscal 2014, our cash balance was $129 million, of which $85 million was domestic, and we had unused borrowing capacity of $570 million under our revolving line of credit.

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

Accrued Rebates.  We offer various rebates to our customers in exchange for their purchases.  These rebate programs are individually negotiated with our customers and contain a variety of different terms and conditions.  Certain rebates are calculated as flat percentages of purchases, while others include tiered volume incentives.  These rebates may be payable monthly, quarterly, or annually.  The calculation of the accrued rebate balance involves significant management estimates, especially where the terms of the rebate involve tiered volume levels that require estimates of expected annual sales.  These provisions are based on estimates derived from current program requirements and historical experience.  We use all available information when calculating these reserves.  Our accrual for customer rebates was $50 million and $55 million as of the end of fiscal 2014 and 2013, respectively.

Impairments of Long-Lived Assets.  In accordance with the guidance from the FASB for the impairment or disposal of long-lived assets we review long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable.  Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts.  The impairment loss is measured by comparing the fair value of the asset to its carrying amount.  We recognized non-cash asset impairment of long-lived assets of $7 million, $5 million and $20 million in fiscal 2014, 2013 and 2012, respectively.

Goodwill and Other Indefinite Lived Intangible Assets.  We evaluate goodwill using a qualitative assessment to determine whether it is more likely than not that the fair value of any reporting unit is less that the carrying amount.  If we determine that the fair value of the reporting unit may be less than its carrying amount, we evaluate the goodwill of that reporting unit using a two-step impairment test.  Otherwise, we conclude that no impairment is indicated and we do not perform the two-step impairment test.

We conduct our business through four operating segments, Rigid Open Top, Rigid Closed Top (collectively Rigid Packaging), Engineered Materials and Flexible Packaging.  For purposes of conducting our annual goodwill impairment test, we have determined that we have six reporting units, Rigid Open Top, Rigid Closed Top, Engineered Materials, Flexible Packaging, Tapes and International.  Engineered Materials and Tapes operations comprise the Engineered Materials operating segment.  Flexible Packaging and International comprise the Flexible Packaging segment.  Our International reporting unit’s goodwill is primarily derived from the current fiscal year P&B and C&C acquisitions.  We determined that each of the components within our respective reporting units should be aggregated and tested at the respective level as one reporting unit.  We reached this conclusion because within each of our reporting units, we have similar products, production processes, markets served or management oversight which allows us to share assets and resources across the components.  We regularly re-align our production equipment and manufacturing facilities in order to take advantage of cost savings opportunities, obtain synergies and create manufacturing efficiencies.  In addition, we utilize our research and development centers, design center, tool shops, and graphics center which all provide benefits to each of the reporting units and work on new products that can benefit multiple components.  We also believe that the goodwill is recoverable from the overall operations of the unit given the similarity in production processes, synergies from leveraging the combined resources, common raw materials, common research and development, similar margins, management oversight and similar distribution methodologies.  There were no indicators of impairment in the fourth quarter that required us to perform a test for the recoverability of goodwill.

In conducting a qualitative assessment, the Company analyzes a variety of events or factors that may influence the fair value of the reporting unit, including, but not limited to the results of prior quantitative tests performed; changes in the carrying amount of the reporting unit; actual and projected operating results, primarily focused on revenue growth trends and earnings; relevant market data for both the company and its peer companies; industry outlooks; macroeconomic conditions; liquidity; changes in key personnel; and the Company’s competitive position.  Significant judgment is used to evaluate the totality of these events and factors to make the determination of whether it is more likely than not that the fair value of the reporting unit is less than its carrying value.

During the qualitative assessment process, based on a decline in operating results and changes in key personnel, the Company concluded that an impairment test was necessary for the Rigid Open Top reporting unit.  We first compared the book value of a reporting unit, including goodwill, with its fair value.  The fair value is estimated based on a market approach and a discounted cash flow analysis, also known as the income approach, and is reconciled back to the current market capitalization for Berry Plastics to ensure that the implied control premium is reasonable.  Our forecasts included overall revenue growth of 3-8% through and including the terminal year, which is 3%, and capital expenditure levels consistent with historical spend.  The fair value of the Rigid Open Top reporting unit exceeded its’ carrying value by 25% and thus the second step was not performed.  An incremental sustained decline of 10%-15% in earnings or a significant decline in market multiples could result in an impairment charge in the future.

Based on our estimated evaluation, we believe that the value of each of our reporting units is either equal to or higher than last year as supported by the growth in our overall market capitalization and total enterprise value.  Each of our reporting units experienced earnings growth with the exception of the Rigid Open Top reporting unit.  Our Rigid Open Top reporting unit has seen a decline in the current year related to some volume losses, selling price to raw material declines and manufacturing performance issues associated with facility consolidations.  Volume declines in operating performance have been offset by the development and launch of the Company’s Versalite product which will generate future revenues which were not contemplated in historical forecasts for the reporting unit.  Further, manufacturing performance is expected to recover in the future once the facility consolidations are complete.  Further, the market multiples for the Rigid Open Top peers continue to be strong and we maintain strong market positions with our product mix which continues to support that the historical valuations for this reporting unit are still substantially in excess of the carrying value.

Based on the favorable results of the qualitative assessment conducted on the first day of our fiscal fourth quarter for the Rigid Closed Top, Engineered Materials, Flexible Packaging, Tapes and International reporting units and the fair values for Rigid Open Top reporting unit exceeding its’ carrying value , there was no goodwill impairment charge recorded in 2014.

Goodwill as of September 27, 2014, by reporting unit is as follows:

Goodwill as of September 27, 2014
Rigid Open Top	$681
Rigid Closed Top	827
Engineered Films	52
Tapes	19
Flexible Packaging	61
International	19
$1,659

We also performed our annual impairment test for fiscal 2014 of our indefinite lived intangible assets, which relates to the “Berry” trade name.  The cash flow assumptions, growth rates and risks to these cash flows are similar to those used in our analysis to determine the fair value of our combined Rigid Packaging businesses.  The annual impairment test did not result in any impairment as the fair value exceeded the carrying value.

Deferred Taxes and Effective Tax Rates.  We estimate the effective tax rates (“ETR”) and associated liabilities or assets for each of our legal entities of ours in accordance with authoritative guidance.  We use tax planning to minimize or defer tax liabilities to future periods.  In recording ETRs and related liabilities and assets, we rely upon estimates, which are based upon our interpretation of United States and local tax laws as they apply to our legal entities and our overall tax structure.  Audits by local tax jurisdictions, including the United States Government, could yield different interpretations from our own and cause the Company to owe more taxes than originally recorded.  For interim periods, we accrue our tax provision at the ETR that we expect for the full year.  As the actual results from our various businesses vary from our estimates earlier in the year, we adjust the succeeding interim periods’ ETRs to reflect our best estimate for the year-to-date results and for the full year.  As part of the ETR, if we determine that a deferred tax asset arising from temporary differences is not likely to be utilized, we will establish a valuation allowance against that asset to record it at its expected realizable value.  In multiple foreign jurisdictions, the Company believes that it will not generate sufficient future taxable income to realize the related tax benefits.  The Company has provided a full valuation allowance against its foreign net operating losses included within the deferred tax assets in multiple foreign jurisdictions.  The Company has not provided a valuation allowance on its federal net operating losses in the United States because it has determined that future reversals of its temporary taxable differences will occur in the same periods and are of the same nature as the temporary differences giving rise to the deferred tax assets.  Changes in our valuation allowance could also impact our tax receivable agreement obligation.  Our valuation allowance against deferred tax assets was $56 million and $59 million as of the end of fiscal 2014 and 2013, respectively.

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

Item 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

We are exposed to market risk from changes in interest rates primarily through our senior secured credit facilities.  Our senior secured credit facilities are comprised of (i) $2.5 billion term loans and (ii) a $650 million revolving credit facility.  At September 27, 2014, the Company had no outstanding balance on the revolving credit facility.  Borrowings under our senior secured credit facilities bear interest, at our option, at either an alternate base rate or an adjusted LIBOR rate for a one-, two-, three- or six month interest period, or a nine- or twelve-month period, if available to all relevant lenders, in each case, plus an applicable margin.  The alternate base rate is the greater of (i) in the case of our term loans, Credit Suisse’s prime rate or, in the case of our revolving credit facility, Bank of America's prime rate and (ii) one-half of 1.0% over the weighted average of rates on overnight Federal Funds as published by the Federal Reserve Bank of New York.  At September 27, 2014, the LIBOR rate of 0.24% applicable to the term loans was below the LIBOR floor of 1.00%.  A 0.25% change in LIBOR would not have a material impact on our interest expense.

In February 2013, the Company entered into an interest rate swap transaction to manage cash flow variability associated with $1 billion of outstanding variable rate term loan debt (the "2013 Swap"). The agreement swapped the greater of a three-month variable LIBOR contract or 1.00% for a fixed three-year rate of 2.355%, with an effective date in May 2016 and expiration in May 2019.  In June 2013, the Company elected to settle this derivative instrument and received $16 million as a result of this settlement.  The offset is included in Accumulated other comprehensive income and will be amortized to Interest expense from May 2016 through May 2019, the original term of the swap agreement.

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

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements
Reports of Independent Registered Public Accounting Firm	33
Consolidated Balance Sheets as of fiscal 2014 and 2013	35
Consolidated Statements of Income and Comprehensive Income for fiscal 2014, 2013 and 2012	36
Consolidated Statements of Changes in Stockholders' Equity as of fiscal 2014, 2013 and 2012	37
Consolidated Statements of Cash Flows for fiscal 2014, 2013 and 2012	38
Notes to Consolidated Financial Statements	39

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

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.

In connection with the preparation of our Form 10-K as of and for the fiscal year ended September 27, 2014, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 27, 2014.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 27, 2014.

Management’s Report on Internal Controls over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (1992 Framework) and has excluded current year acquisitions (Graphic Plastics, P&B and C&C).  The operations acquired from Graphics Plastics, P&B and C&C  represented approximately 6% of our consolidated total assets and 4% of our consolidated net sales as of and for the year ended September 27, 2014.

Based upon its assessment, management concluded that as of September 27, 2014, the Company’s internal controls over financial reporting were effective.  In addition, Ernst & Young LLP as of September 27, 2014, the Company’s independent registered public accounting firm, provided an attestation report on the Company’s internal control over financial reporting.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting occurred during the fourth quarter of fiscal 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.                        OTHER INFORMATION

None.

PART III

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item, with the exception of the Code of Ethics disclosure below, is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with the 2015 Annual Meeting of Stockholders.

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

Item 11.  EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with the 2015 Annual Meeting of Stockholders.

Item 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item, is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with the 2015 Annual Meeting of Stockholders.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with the 2015 Annual Meeting of Stockholders.

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with the 2015 Annual Meeting of Stockholders.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Berry Plastics Group, Inc.

We have audited the accompanying consolidated balance sheets of Berry Plastics Group, Inc. as of September 27, 2014 and September 28, 2013, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity (deficit) and cash flows for each of the three years in the period ended September 27, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Berry Plastics Group, Inc. at September 27, 2014 and September 28 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 27, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Berry Plastics Group, Inc.’s internal control over financial reporting as of September 27, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission “(1992 framework)” and our report dated November 24, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Indianapolis, Indiana

November 24, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Berry Plastics Group, Inc.

We have audited Berry Plastics Group, Inc.’s internal control over financial reporting as of September 27, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Berry Plastics Group Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Berry Plastics Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 27, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2014 consolidated financial statements of Berry Plastics Group, Inc. and our report dated November 24, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Indianapolis, Indiana

November 24, 2014

Berry Plastics Group, Inc.
Consolidated Balance Sheets
       (in millions of dollars, except share data)

	September 27, 2014	September 28, 2013
Assets
Current assets:
Cash and cash equivalents	$129	$142
Accounts receivable, net	491	449
Inventories	604	575
Deferred income taxes	166	139
Prepaid expenses and other current assets	42	32
Total current assets	1,432	1,337
Property, plant and equipment, net	1,364	1,266
Goodwill, intangible assets and deferred costs, net	2,471	2,520
Other assets	1	12
Total assets	$5,268	$5,135

Liabilities and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$395	$337
Accrued expenses and other current liabilities	314	276
Current portion of long-term debt	58	71
Total current liabilities	767	684
Long-term debt, less current portion	3,860	3,875
Deferred income taxes	386	385
Other long-term liabilities	356	387
Total liabilities	5,369	5,331
Commitments and contingencies
Redeemable Non-controlling interest	13	-
Stockholders' equity (deficit):
Common stock: ($0.01 par value; 400,000,000 shares authorized; 117,999,870 shares issued and 117,929,386 shares outstanding as of September 27, 2014; 115,895,927 shares issued and 115,825,443 shares outstanding as of September 28, 2013)	1	1
Additional paid-in capital	367	322
Non-controlling interest	3	3
Accumulated deficit	(442)	(504)
Accumulated other comprehensive loss	(43)	(18)
Total stockholders' equity (deficit)	(114)	(196)
Total liabilities and stockholders' equity (deficit)	$5,268	$5,135

 See notes to consolidated financial statements.

Berry Plastics Group, Inc.
Consolidated Statements of Income
(in millions of dollars, except per share data)

	Fiscal years ended
	September 27, 2014	September 28, 2013	September 29, 2012
Net sales	$4,958	$4,647	$4,766
Costs and expenses:
Cost of goods sold	4,190	3,835	3,984
Selling, general and administrative	320	307	317
Amortization of intangibles	102	105	109
Restructuring and impairment charges	30	14	31
Operating income	316	386	325

Debt extinguishment	35	64	-
Other income, net	(7)	(7)	(7)
Interest expense, net	221	244	328
Income before income taxes	67	85	4
Income tax expense	4	28	2
Consolidated net income	63	57	2
Net income attributable to non-controlling interests	1	-	-
Net income attributable to the Company	$62	$57	$2
Net income per share:
Basic (see footnote 14)	$0.53	$0.50	$0.02
Diluted (see footnote 14)	$0.51	$0.48	$0.02

Berry Plastics Group, Inc.
Consolidated Statements of Comprehensive Income
(in millions of dollars)

Consolidated net income	$63	$57	$2
Currency translation	(16)	(5)	6
Interest rate hedges	(3)	20	4
Defined benefit pension and retiree health benefit plans	(11)	34	(14)
Provision for income taxes related to other comprehensive income items	5	(20)	5
Comprehensive income	38	86	3
Comprehensive income attributable to non-controlling interests	1	-	-
Comprehensive income attributable to the Company	$37	$86	$3

See notes to consolidated financial statements.

Berry Plastics Group, Inc.
      Consolidated Statements of Changes in Stockholders' Equity (Deficit)
(in millions of dollars)

	Common Stock	Additional Paid-in Capital	Notes Receivable-Common Stock	Non Controlling Interest	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at October 1, 2011	$1	$142	$(2)	$3	$(48)	$(563)	$(467)
Stock compensation expense	-	2	-	-	-	-	2
Interest rate hedge, net of tax	-	-	-	-	3	-	3
Fair value adjustment of redeemable stock	-	(13)	-	-	-	-	(13)
Net income attributable to the Company	-	-	-	-	-	2	2
Currency translation	-	-	-	-	6	-	6
Defined benefit pension and retiree health benefit plans, net of tax	-	-	-	-	(8)	-	(8)
Balance at September 29, 2012	$1	$131	$(2)	$3	$(47)	$(561)	$(475)
Stock compensation expense	-	16	-	-	-	-	16
Repayment of note receivable	-	-	2	-	-	-	2
Proceeds from issuance of common stock	-	27	-	-	-	-	27
Termination of redeemable shares	-	23	-	-	-	-	23
Proceeds from initial public offering	-	438	-	-	-	-	438
Obligation under tax receivable agreement	-	(313)	-	-	-	-	(313)
Interest rate hedge, net of tax	-	-	-	-	10	-	10
Net income attributable to the Company	-	-	-	-	-	57	57
Currency translation	-	-	-	-	(5)	-	(5)
Defined benefit pension and retiree health benefit plans, net of tax	-	-	-	-	21	-	21
Derivative amortization, net of tax	-	-	-	-	3	-	3
Balance at September 28, 2013	$1	$322	$-	$3	$(18)	$(504)	$(196)
Stock compensation expense	-	15	-	-	-	-	15
Proceeds from issuance of common stock	-	17	-	-	-	-	17
Obligation under tax receivable agreement	-	13	-	-	-	-	13
Interest rate hedge, net of tax	-	-	-	-	(2)	-	(2)
Net income attributable to the Company	-	-	-	-	-	62	62
Currency translation	-	-	-	-	(16)	-	(16)
Defined benefit pension and retiree health benefit plans, net of tax	-	-	-	-	(7)	-	(7)
Balance at September 27, 2014	$1	$367	$-	$3	$(43)	$(442)	$(114)

See notes to consolidated financial statements.

Berry Plastics Group, Inc.
   Consolidated Statements of Cash Flows
(in millions of dollars)

	Fiscal years ended
	September 27, 2014	September 28, 2013	September 29, 2012

Cash Flows from Operating Activities:
Consolidated net income	$63	$57	$2
Net income attributable to non-controlling interests	1	-	-
Net income attributable to the Company	$62	$57	$2

Adjustments to reconcile net cash from operating activities:
Depreciation	256	236	246
Amortization of intangibles	102	105	109
Non-cash interest expense	7	14	24
Debt extinguishment	35	64	-
Settlement of interest rate hedge	-	16	-
Stock compensation expense	15	16	2
Deferred income tax	(4)	22	1
Impairment of long-lived assets	7	6	20
Other non-cash items	(3)	(6)	3
Changes in operating assets and liabilities:
Accounts receivable, net	5	3	95
Inventories	19	(43)	37
Prepaid expenses and other assets	(1)	15	(7)
Accounts payable and other liabilities	30	(41)	(53)
Net cash from operating activities	530	464	479

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(215)	(239)	(230)
Proceeds from sale of assets	19	18	30
Acquisitions of business, net of cash acquired	(226)	(24)	(55)
Net cash from investing activities	(422)	(245)	(255)

Cash Flows from Financing Activities:
Proceeds from long-term borrowings	1,627	1,391	2
Repayment of long-term borrowings	(1,687)	(1,978)	(175)
Proceeds from issuance of common stock	17	27	-
Purchases of common stock	-	-	(6)
Payment of tax receivable agreement	(32)	(5)	-
Proceeds from initial public offering	-	438	-
Repayment of notes receivable	-	2	-
Debt financing costs	(44)	(39)	-
Net cash from financing activities	(119)	(164)	(179)
Effect of currency translation on cash	(2)	-	-
Net increase (decrease) in cash and cash equivalents	(13)	55	45
Cash and cash equivalents at beginning of period	142	87	42
Cash and cash equivalents at end of period	$129	$142	$87

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

Basis of Presentation

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

In February 2014, June 2014 and August 2014, certain funds affiliated with Apollo Global Management, LLC (“Apollo”) sold 9 million shares in a secondary public offering for proceeds of $205 million, 10 million shares in a secondary public offering for proceeds of $237 million and 14.7 million shares in a secondary public offering for proceeds of $360 million, respectively.  The Company received no proceeds and incurred fees of approximately $1 million related to these offerings.  Following these offerings, Apollo no longer had any equity ownership in the Company.

Periods presented in these financial statements include fiscal periods ending September 27, 2014 (“fiscal 2014”), September 28, 2013 (“fiscal 2013”), and September 29, 2012 (“fiscal 2012”).  Berry, through its wholly-owned subsidiaries operates in four primary segments:  Rigid Open Top, Rigid Closed Top, Engineered Materials, and Flexible Packaging.  The Company’s customers are located principally throughout the United States, without significant concentration in any one region or with any one customer.  The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral.  The Company’s fiscal year is based on fifty-two week periods.  The Company has evaluated subsequent events through the date the financial statements were issued.

The consolidated financial statements include the accounts of Berry and its subsidiaries, all of which includes our wholly owned and majority owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.  Where our ownership of consolidated subsidiaries is less than 100% the non-controlling interests are reflected in Non-controlling interest and Redeemable non-controlling interests.

Revenue Recognition

Revenue from the sales of products is recognized at the time title and risks and rewards of ownership pass to the customer, there is persuasive evidence of an arrangement, the sales price is fixed and determinable and collection is reasonably assured.  Provisions for certain rebates, sales incentives, trade promotions, coupons, product returns and discounts to customers are accounted for as reductions in gross sales to arrive at net sales.  In accordance with the Revenue Recognition standards of the Accounting Standards Codification (“Codification” or “ASC”), the Company provides for these items as reductions of revenue at the later of the date of the sale or the date the incentive is offered.  These provisions are based on estimates derived from current program requirements and historical experience.

Shipping, handling, purchasing, receiving, inspecting, warehousing, and other costs of distribution are presented in Cost of goods sold in the Consolidated Statements of Income.  The Company classifies amounts charged to its customers for shipping and handling in Net sales in the Consolidated Statements of Income.

Purchases of Raw Materials and Concentration of Risk

The largest supplier of the Company’s total resin material requirements represented approximately 22% of purchases in fiscal 2014.  The Company uses a variety of suppliers to meet its resin requirements.

Research and Development

Research and development costs are expensed when incurred.  The Company incurred research and development expenditures of $32 million, $28 million, and $25 million in fiscal 2014, 2013, and 2012, respectively.

Stock-Based Compensation

The compensation guidance of the FASB requires that the compensation cost relating to share-based payment transactions be recognized in financial statements based on alternative fair value models.  The share-based compensation cost is measured based on the fair value of the equity or liability instruments issued.  The Company’s share-based compensation plan is more fully described in Note 12.  The Company recorded total stock compensation expense of $15 million, $16 million, and $2 million for fiscal 2014, 2013 and 2012, respectively.

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

The Company utilizes the Black-Scholes option valuation model for estimating the fair value of the stock options.  The model allows for the use of a range of assumptions.  Expected volatilities utilized in the Black-Scholes model are based on implied volatilities from traded stocks of peer companies. Similarly, the dividend yield is based on historical experience and the estimate of future dividend yields.  The risk-free interest rate is derived from the U.S. Treasury yield curve in effect at the time of grant.  The Company’s options have a ten year contractual life.  For purposes of the valuation model in fiscal 2014 and fiscal 2013, the Company used the simplified method for determining the granted options expected lives.  The fair value for options granted has been estimated at the date of grant using a Black-Scholes model, with the following weighted average assumptions:

	Fiscal year
	2014	2013	2012
Risk-free interest rate	1.3%	0.6%	0.6 - 0.9%
Dividend yield	0.0%	0.0%	0.0%
Volatility factor	.33	.38	.38
Expected option life	7 years	7 years	5 years

Foreign Currency

For the non-U.S. subsidiaries that account in a functional currency other than U.S. Dollars, assets and liabilities are translated into U.S. Dollars using period-end exchange rates.  Sales and expenses are translated at the average exchange rates in effect during the period.  Foreign currency translation gains and losses are included as a component of Accumulated other comprehensive income (loss) within stockholders’ equity.  Gains and losses resulting from foreign currency transactions, the amounts of which are not material in any period presented are included in the Consolidated Statements of Income.

Cash and Cash Equivalents

All highly liquid investments purchased with a maturity of three months or less from the time of purchase are considered to be cash equivalents.

Allowance for Doubtful Accounts

The Company’s accounts receivable and related allowance for doubtful accounts are analyzed in detail on a quarterly basis and all significant customers with delinquent balances are reviewed to determine future collectability.  The determinations are based on legal issues (such as bankruptcy status), past history, current financial and credit agency reports, and the experience of the credit representatives.  Reserves are established in the quarter in which the Company makes the determination that the account is deemed uncollectible.  The Company maintains additional reserves based on its historical bad debt experience.  The following table summarizes the activity for fiscal 2014, 2013 and 2012 for the allowance for doubtful accounts:

	2014	2013	2012
Allowance for doubtful accounts, beginning	$3	$3	$4
Bad debt expense	-	1	1
Write-offs against allowance	-	(1)	(2)
Allowance for doubtful accounts, ending	$3	$3	$3

Inventories

Inventories are stated at the lower of cost or market and are valued using the first-in, first-out method.  Management periodically reviews inventory balances, using recent and future expected sales to identify slow-moving and/or obsolete items. The cost of spare parts inventory is charged to manufacturing overhead expense when incurred.  We evaluate our reserve for inventory obsolescence on a quarterly basis and review inventory on-hand to determine future salability.  We base our determinations on the age of the inventory and the experience of our personnel.  We reserve inventory that we deem to be not salable in the quarter in which we make the determination.  We believe, based on past history and our policies and procedures, that our net inventory is salable.  Inventory as of fiscal 2014 and 2013 was:

Inventories:	2014	2013
Finished goods	$353	$335
Raw materials	251	240
	$604	$575

Property, Plant and Equipment

Property, plant and equipment are stated at cost.  Depreciation is computed primarily by the straight-line method over the estimated useful lives of the assets ranging from 15 to 25 years for buildings and improvements, two to 10 years for machinery, equipment, and tooling and over the term of the agreement for capital leases.  Leasehold improvements are depreciated over the shorter of the useful life of the improvement or the lease term.  Repairs and maintenance costs are charged to expense as incurred.  The Company capitalized interest of $6 million, $5 million, and $5 million in fiscal 2014, 2013, and 2012, respectively.  Property, plant and equipment as of fiscal 2014 and 2013 was:

Property, plant and equipment:	2014	2013
Land, buildings and improvements	$363	$302
Equipment and construction in progress	2,509	2,241
	2,872	2,543
Less accumulated depreciation	(1,508)	(1,277)
	$1,364	$1,266

Long-lived Assets

Long-lived assets, including property, plant and equipment and definite lived intangible assets are reviewed for impairment at the product line level in accordance with the Property, Plant and Equipment standard of the ASC whenever facts and circumstances indicate that the carrying amount may not be recoverable.  Specifically, this process involves comparing an asset’s carrying value to the estimated undiscounted future cash flows the asset is expected to generate over its remaining life.  If this process were to result in the conclusion that the carrying value of a long-lived asset would not be recoverable, a write-down of the asset to fair value would be recorded through a charge to operations.  Fair value is determined based upon discounted cash flows or appraisals as appropriate.  Long-lived assets that are held for sale are reported at the lower of the assets’ carrying amount or fair value less costs related to the assets’ disposition.  We recorded impairment charges totaling $7 million, $5 million, and $20 million to write-down long-lived assets to their net realizable valuables during fiscal years 2014, 2013, and 2012 respectively.

Goodwill

The Company follows the principles provided by the Goodwill and Other Intangibles standard of the ASC. Goodwill is not amortized but rather tested annually for impairment. The Company performs their annual impairment test on the first day of the fourth quarter in each respective fiscal year.  The Company has recognized cumulative charges for goodwill impairment of $165 million which occurred in fiscal 2011.  For purposes of conducting our annual goodwill impairment test, the Company determined that we have six reporting units, Open Top, Rigid Closed Top, Engineered Films, Flexible Packaging, International and Tapes.  Tapes and Engineered Films comprise the Engineered Materials operating segment.  Flexible Packaging and International comprise the Flexible Packaging segment.  Our International reporting unit’s goodwill primarily derived from the current year P&B and C&C acquisitions.  We determined that each of the components within our respective reporting units should be aggregated.  We reached this conclusion because within each of our reporting units, we have similar products, management oversight, production processes and markets served which allow us to share assets and resources across the product lines.  We regularly re-align our production equipment and manufacturing facilities in order to take advantage of cost savings opportunities, obtain synergies and create manufacturing efficiencies.  In addition, we utilize our research and development centers, design center, tool shops, and graphics center which all provide benefits to each of the reporting units and work on new products that can not only benefit one product line, but can benefit multiple product lines.  We also believe that the goodwill is recoverable from the overall operations of the unit given the similarity in production processes, synergies from leveraging the combined resources, common raw materials, common research and development, similar margins and similar distribution methodologies.  In fiscal 2014, the Company applied the qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit may be less than the carrying amount.  Based on our review of prior quantitative tests, changes in the carrying values, operating results, relevant market data and other factors we determined that no impairment was indicated for the Rigid Closed Top, Engineered Films, Flexible Packaging, International and Tapes reporting units.  Due to the decline in operating income in the Rigid Open Top reporting unit during fiscal 2014, we completed step 1 of the impairment test which indicated no impairment existed.  In fiscal 2013, the Company applied the qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit may be less than the carrying amount.  Based on our review of prior quantitative tests, changes in the carrying values, operating results, relevant market data and other factors we determined that no impairment was indicated and we did not perform a two-step impairment test.   In fiscal 2012, we completed step 1 of the impairment test for all the reporting units and no impairment was indicated.

The changes in the carrying amount of goodwill by reportable segment are as follows:

	Rigid Open Top	Rigid Closed Top	Engineered Materials	Flexible Packaging	Total
Balance as of fiscal 2012	$681	$832	$73	$40	$1,626
Foreign currency translation adjustment	-	(1)	1	-	-
Acquisitions(divestitures), net	-	-	(1)	9	8
Balance as of fiscal 2013	$681	$831	$73	$49	$1,634

Foreign currency translation adjustment	-	(2)	(2)	-	(4)
Acquisitions (realignment), net	-	(2)	-	31	29
Balance as of fiscal 2014	$681	$827	$71	$80	$1,659

Deferred Financing Fees

Deferred financing fees are being amortized to interest expense using the effective interest method over the lives of the respective debt agreements.

Intangible Assets

Customer relationships are being amortized using an accelerated amortization method which corresponds with the customer attrition rates used in the initial valuation of the intangibles over the estimated life of the relationships which range from 11 to 20 years.  Trademarks that are expected to remain in use, which are indefinite lived intangible assets, are required to be reviewed for impairment annually.  Technology intangibles are being amortized using the straight-line method over the estimated life of the technology which is 11 years.  License intangibles are being amortized using the straight-line method over the life of the license which is 10 years.  Patent intangibles are being amortized using the straight-line method over the shorter of the estimated life of the technology or the patent expiration date ranging from 10 to 20 years, with a weighted-average life of 15 years.  The Company evaluates the remaining useful life of intangible assets on a periodic basis to determine whether events and circumstances warrant a revision to the remaining useful life.  We completed the annual impairment test of our indefinite lived tradenames and noted no impairment.  The Company recorded a $5 million impairment charge related to the exit of certain operations in fiscal 2013.

	Customer Relationships	Trademarks	Other Intangibles	Accumulated Amortization	Total
Balance as of fiscal 2012	$1,153	$289	$99	$(584)	$957
Adjustment for income taxes	(7)	(1)	5	(2)	(5)
Foreign currency translation adjustment	-	-	2	-	2
Write-off of fully amortized intangibles	-	(5)	(1)	6	-
Amortization expense	-	-	-	(105)	(105)
Impairment of intangibles	(21)	(1)	-	17	(5)
Acquisition intangibles	9	1	2	-	12
Balance as of fiscal 2013	$1,134	$283	$107	$(668)	$856

Adjustment for income taxes	(2)	-	(1)	-	(3)
Foreign currency translation adjustment	(3)	(1)	(2)	4	(2)
Amortization expense	-	-	-	(102)	(102)
Acquisition intangibles	38	-	5	-	43
Balance as of fiscal 2014	$1,167	$282	$109	$(766)	$792

Insurable Liabilities

The Company records liabilities for the self-insured portion of workers’ compensation, health, product, general and auto liabilities.  The determination of these liabilities and related expenses is dependent on claims experience.  For most of these liabilities, claims incurred but not yet reported are estimated based upon historical claims experience.

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

The accumulated balances related to each component of other comprehensive income (loss) were as follows (amounts below are net of taxes):

	Currency Translation	Defined Benefit Pension and Retiree Health Benefit Plans	Interest Rate Hedges	Accumulated Other Comprehensive Loss
Balance as of fiscal 2011	$(21)	$(21)	$(6)	$(48)
Other comprehensive income (loss)	6	(14)	4	(4)
Tax expense (benefit)	-	6	(1)	5
Balance as of fiscal 2012	$(15)	$(29)	$(3)	$(47)
Other comprehensive income (loss)	(5)	34	20	49
Tax benefit	-	(13)	(7)	(20)
Balance as of fiscal 2013	$(20)	$(8)	$10	$(18)
Other comprehensive loss	(16)	(11)	(3)	(30)
Tax expense	-	4	1	5
Balance as of fiscal 2014	$(36)	$(15)	$8	$(43)

Accrued Rebates

The Company offers various rebates to customers based on purchases.  These rebate programs are individually negotiated with customers and contain a variety of different terms and conditions.  Certain rebates are calculated as flat percentages of purchases, while others included tiered volume incentives.  These rebates may be payable monthly, quarterly, or annually.  The calculation of the accrued rebate balance involves significant management estimates, especially where the terms of the rebate involve tiered volume levels that require estimates of expected annual sales.  These provisions are based on estimates derived from current program requirements and historical experience.  The accrual for customer rebates was $50 million and $55 million at the end of fiscal 2014 and 2013, respectively and is included in Accrued expenses and other current liabilities.

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

Net Income Per Share

The Company calculates basic net income per share based on the weighted-average number of outstanding common shares.  The Company calculates diluted net income per share based on the weighted-average number of outstanding common shares plus the effect of dilutive securities.

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

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued a final standard on revenue recognition. Under the new standard, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In order to do so, an entity would follow the five-step process for in-scope transactions: 1) identify the contract with a customer, 2) identify the separate performance obligations in the contract, 3) determine the transaction price, 4) allocate the transaction price to the separate performance obligations in the contract, and 5) recognize revenue when (or as) the entity satisfies a performance obligation. For public entities, the provisions of the new standard are effective for annual reporting periods beginning after December 15, 2016 and early adoption is not permitted. An entity can apply the new revenue standard retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the standard recognized at the date of initial application in retained earnings.  The Company is currently assessing the impact to the consolidated financial statements.

In July 2013, the FASB issued Accounting Standards Update No. 2013-11: Income Taxes (Topic 740), Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force) (“ASU 2013-11”).   An entity is required to present unrecognized tax benefits as a decrease in a net operating loss, similar tax loss or tax credit carryforward if certain criteria are met. The determination of whether a deferred tax asset is available is based on the unrecognized tax benefit and the deferred tax asset that exists at the reporting date and presumes disallowance of the tax position at the reporting date.  The guidance will eliminate the diversity in practice in the presentation of unrecognized tax benefits but will not alter the way in which entities assess deferred tax assets for realizability. The adoption of ASU 2013-11 did not have an impact on the Company’s consolidated financial statements.

2. Acquisitions

Graphic Flexible Packaging LLC’s Flexible Plastics and Films

In September 2013, the Company acquired Graphic Flexible Packaging LLC’s flexible plastics and films business (“Graphic Plastics”) for a purchase price of $61 million, net of cash acquired.  Graphic Plastics is a producer of wraps, films, pouches, and bags for the food, medical, industrial, personal care, and pet food markets.  The Graphic Plastics business is operated in the Company’s Flexible Packaging segment.  To finance the purchase, the Company used existing liquidity.  The Graphic Plastics acquisition has been accounted for under the purchase method of accounting, and accordingly, the purchase price has been allocated to the identifiable assets and liabilities based on estimated fair values at the acquisition date.  The acquired assets and assumed liabilities consisted of working capital of $8 million, property and equipment of $18 million, intangible assets of $25 million, goodwill of $14 million and other long-term liabilities of $4 million.  The Company expects goodwill to be deductible for tax purposes.

Qingdao P&B Co., Ltd

In January 2014, the Company acquired the controlling interest (75%) of Qingdao P&B Co., Ltd (“P&B”) for a purchase price of $35 million, net of cash acquired.  P&B utilizes thermoform, injection, and automated assembly manufacturing processes to produce products for multiple markets across China as well as globally, most predominately serving the food and personal care markets.  P&B is operated in the Flexible Packaging segment.  To finance the purchase, the Company used existing liquidity.  The P&B acquisition has been accounted for under the purchase method of accounting, and accordingly, the purchase price has been allocated to the identifiable assets and liabilities based on estimated fair values at the acquisition date.  As part of the P&B acquisition, the non-controlling interest holder has a put option, and the Company has a call option on the remaining 25% interest in P&B that becomes effective three years from the date of purchase.  Upon execution of the put or call option, the purchase price for the remaining equity interest will be determined based on the fair value at the date of execution.  The non-controlling interest of P&B is recorded in Redeemable non-controlling interest and will be carried at fair value with adjustments in the fair value being recorded in Additional paid-in capital.  The acquired assets and assumed liabilities consisted of working capital of $9 million, property and equipment of $24 million, intangible assets of $11 million, goodwill of $10 million, other long-term liabilities of $4 million and Redeemable non-controlling interest of $13 million.  The Company has not finalized the tax allocation of this purchase price allocation as of fiscal 2014.

Rexam Healthcare Containers and Closures

In June 2014, the Company acquired Rexam’s Healthcare Containers and Closures business (“C&C”) for a purchase price of $130 million, net of cash acquired.  The C&C business produces bottles, closures and specialty products for pharmaceutical and over-the-counter applications.  Facilities located in the United States are operated in the Rigid Closed Top segment, and locations outside the United States are operated in the Flexible Packaging segment.  To finance the purchase, the Company used existing liquidity.  The C&C acquisition has been accounted for under the purchase method of accounting, and accordingly, the purchase price has been allocated to the identifiable assets and liabilities based on estimated fair values at the acquisition date.  The acquired assets and assumed liabilities consisted of working capital of $32 million, property and equipment of $84 million, non-current deferred tax benefit of $4 million, intangible assets of $7 million, goodwill of $6 million and other long-term liabilities of $3 million.  The Company has not finalized the purchase price allocation to the fair values of fixed assets, intangibles, deferred income taxes and is reviewing the working capital acquired as of fiscal 2014.  The Company expects domestic goodwill to be deductible for tax purposes.

3.  Long-Term Debt

Term Loan Refinancing

In January 2014, the Company entered into an incremental assumption agreement to increase the commitments under the Company’s existing term loan credit agreement by $1.125 billion.  The Company borrowed loans in an aggregate principal amount equal to the full amount of the commitments on such date. The incremental term loan bears interest at LIBOR plus 2.75% per annum with a LIBOR floor of 1.00%, matures in January 2021 and is subject to customary amortization. The proceeds from the incremental term loan, in addition to existing liquidity, were used to satisfy the outstanding term loan facility that was to mature in April 2015.  The Company recognized a $2 million loss on extinguishment of debt related to this refinancing.

5½% Second Priority Senior Secured Notes

In May 2014, the Company issued $500 million of 5½% second priority senior secured notes due 2022.  Interest on the 5½% second priority senior secured notes is due semi-annually on May 15 and November 15.  Proceeds from the issuance, in addition to existing liquidity, were used to satisfy and discharge all of the outstanding 9½% second priority senior secured notes.  The Company recognized a $33 million loss on extinguishment of debt related to this debt issuance.

Senior Unsecured Term Loan

In June 2014, the Company used existing liquidity to satisfy the Company’s outstanding senior unsecured term loan.  The net cash impact of the discharge was $18 million as BP Parallel LLC, a non-guarantor subsidiary, had purchased assignments of approximately 98% of the total outstanding senior unsecured term loan in prior years.

Long-term debt consists of the following as of fiscal year-end 2014 and 2013:

	Maturity Date	2014	2013
Term loan	February 2020	1,383	1,397
Term loan	January 2021	1,122	1,125
Revolving line of credit	June 2016	-	-
9¾% Second Priority Notes	January 2021	800	800
51/2% Second Priority Notes	May 2022	500	-
Retired debt		-	518
Debt discount, net		(20)	(8)
Capital leases and other	Various	133	114
		3,918	3,946
Less current portion of long-term debt		(58)	(71)
		$3,860	$3,875

Berry Plastics Corporation Senior Secured Credit Facility

Our wholly owned subsidiary Berry Plastics Corporation’s senior secured credit facilities consist of $2.5 billion of term loans and a $650 million asset-based revolving line of credit (“Credit Facility”).  In January 2014, the Company entered into an incremental assumption agreement to increase the commitments under the existing term loan credit agreement by $1.125 billion.  The Company borrowed loans in an aggregate principal amount equal to the full amount of the commitments on such date.  The proceeds from the incremental term loan, in addition to existing liquidity, were used to satisfy the outstanding term loan facility that was to mature in April 2015.  The Company recognized a $2 million loss on extinguishment of debt and recorded $9 million of debt discount related to this debt refinancing.  The $1.1 billion of the term loan matures in January 2021, $1.4 billion of the term loan matures in February 2020 and the revolving line of credit matures in June 2016, subject to certain conditions.  The availability under the revolving line of credit is the lesser of $650 million or a defined borrowing base which is calculated based on available accounts receivable and inventory.

The borrowings under the senior secured credit facilities bear interest at a rate equal to an applicable margin plus, as determined at the Company’s option, either (a) a base rate determined by reference to the higher of (1) the prime rate of Credit Suisse, Cayman Islands Branch, as administrative agent, in the case of the term loan facility or Bank of America, N.A., as administrative agent, in the case of the revolving credit facility and (2) the U.S. federal funds rate plus 1/2 of 1% or (b) LIBOR determined by reference to the costs of funds for eurodollar deposits in dollars in the London interbank market for the interest period relevant to such borrowing Bank Compliance for certain additional costs.  The applicable margin for LIBOR rate borrowings under the revolving credit facility range from 1.75% to 2.25%, term loan maturing in January 2021 is 2.75% annum with a LIBOR floor of 1.00% and the term loan maturing in February 2020 is 2.50% per annum with a LIBOR floor of 1.00%.

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

The term loan facility requires minimum quarterly principal payments of $6 million, with the remaining amount payable upon maturity.  The Company may voluntarily repay outstanding loans under the senior secured credit facilities at any time without premium or penalty, other than customary “breakage” costs with respect to eurodollar loans.  The senior secured credit facilities contain various restrictive covenants that, among other things and subject to specified exceptions, prohibit the Company from prepaying other indebtedness, and restrict its ability to incur indebtedness or liens, make investments or declare or pay any dividends.  All obligations under the senior secured credit facilities are unconditionally guaranteed by the Company and, subject to certain exceptions, each of the Company’s existing and future direct and indirect domestic subsidiaries. The guarantees of those obligations are secured by substantially all of the Company’s assets as well as those of each domestic subsidiary guarantor.

We are obligated to sustain a minimum fixed charge coverage ratio of 1.0 to 1.0 under the revolving credit facility (tested quarterly) at any time when the aggregate unused capacity under the revolving credit facility is less than 10% of the lesser of the revolving credit facility commitments and the borrowing base (and for 10 business days following the date upon which availability exceeds such threshold) or during the continuation of an event of default.  Our fixed charge coverage ratio, as defined in the revolving credit facility, is calculated based on a numerator consisting of adjusted EBITDA less pro forma adjustments, income taxes paid in cash and capital expenditures, and a denominator consisting of scheduled principal payments in respect of indebtedness for borrowed money, interest expense and certain distributions.    At the end of fiscal 2014, the Company had unused borrowing capacity of $570 million under the revolving credit facility and thus was not subject to the minimum fixed charge coverage ratio covenant.  Our fixed charge ratio was 2.42 to 1.0 at the end of fiscal 2014.

Despite not having financial maintenance covenants, our debt agreements contain certain negative covenants.  The failure to comply with these negative covenants could restrict our ability to incur additional indebtedness, effect acquisitions, enter into certain significant business combinations, make distributions or redeem indebtedness.  The term loan facility contains a negative covenant first lien secured leverage ratio covenant of 4.0 to 1.0 on a pro forma basis for a proposed transaction, such as an acquisition or incurrence of additional first lien debt.  Our first lien secured leverage ratio was 3.0 to 1.0 at the end of fiscal 2014.

Future maturities of long-term debt as of fiscal year-end 2014 are as follows:

Fiscal Year	Maturities
2015	$58
2016	49
2017	42
2018	42
2019	40
Thereafter	3,707
$3,938

Interest paid was $214 million, $245 million, and $288 million in fiscal 2014, 2013, and 2012, respectively.

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

In November 2010, the Company entered into two separate interest rate swap transactions to manage cash flow variability associated with $1 billion of the outstanding variable rate term loan debt (the “2010 Swaps”).  The first agreement had a notional amount of $500 million and became effective in November 2010.  The agreement swaps three month variable LIBOR contracts for a fixed three year rate of 0.8925% and expired in November 2013.  The second agreement had a notional amount of $500 million and became effective in December 2010.  The agreement swaps three month variable LIBOR contracts for a fixed three year rate of 1.0235% and expired in November 2013.  In August 2011, the Company began utilizing 1-month LIBOR contracts for the underlying senior secured credit facility.  The Company’s change in interest rate selection caused the Company to lose hedge accounting on both of the interest rate swaps.  The Company recorded changes in fair value in the Consolidated Statement of Income and amortized the previously recorded unrealized losses of $1 million to Interest expense through the end of the respective swap agreements.

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

	Liability Derivatives
	Balance Sheet Location	2014	2013
Interest rate swaps – 2014 Swaps	Other long-term liabilities	$3	$-
Interest rate swaps – 2010 Swaps	Other long-term liabilities	$-	$1

The effect of the derivative instruments on the Consolidated Statement of Income are as follows:

	Statement of Income Location	2014	2013
Interest rate swaps – 2010 Swaps	Other expense (income)	$-	$(6)
	Interest expense	$-	$4

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

The Company’s financial instruments consist primarily of cash and cash equivalents, long-term debt, interest rate swap agreements and capital lease obligations.  The fair value of our long-term indebtedness exceeded book value by $86 million and $164 million as of fiscal 2014 and fiscal 2013, respectively.  The Company’s long-term debt fair values were determined using Level 2 inputs as other significant observable inputs were not available.

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

	As of the end of fiscal 2014
	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs	Total	Impairment Loss
Indefinite-lived trademarks	$-	$-	$207	$207	$-
Goodwill	-	-	1,659	1,659	-
Definite lived intangibles	-	-	585	585	-
Property, plant, and equipment	-	-	1,364	1,364	7
Total	$-	$-	$3,815	$3,815	$7

	As of the end of fiscal 2013
	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs	Total	Impairment Loss
Indefinite-lived trademarks	$-	$-	$207	$207	$-
Goodwill	-	-	1,634	1,634	-
Definite lived intangibles	-	-	649	649	5
Property, plant, and equipment	-	-	1,266	1,266	-
Total	$-	$-	$3,756	$3,756	$5

	As of the end of fiscal 2012
	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs	Total	Impairment Loss
Indefinite-lived trademarks	$-	$-	$220	$220	$-
Goodwill	-	-	1,626	1,626	-
Definite lived intangibles	-	-	737	737	17
Property, plant, and equipment	-	-	1,216	1,216	3
Total	$-	$-	$3,799	$3,799	$20

Valuation of Goodwill and Indefinite Lived Intangible Assets

ASC Topic 350 requires the Company to test goodwill for impairment at least annually.  The Company conducts the impairment test on the first day of the fourth fiscal quarter, unless indications of impairment exist during an interim period.  When assessing its goodwill for impairment, the Company utilizes a discounted cash flow analysis in combination with a comparable company market approach to determine the fair value of their reporting units and corroborate the fair values.  The Company utilizes a relief from royalty method to value their indefinite lived trademarks and uses the forecasts that are consistent with those used in the reporting unit analysis.  The Company has six reporting units more fully discussed in Note 1.  In fiscal 2014, fiscal 2013 and fiscal 2012 the Company determined no impairment existed.  The Company did not recognize any impairment charges on the indefinitive lived intangible assets in any of the years presented.

Valuation of Property, Plant and Equipment and Definite Lived Intangible Assets

The Company periodically realigns their manufacturing operations which results in facilities being closed and shut down and equipment transferred to other facilities or equipment being scrapped or sold.  The Company utilizes appraised values to corroborate the fair value of the facilities and has utilized a scrap value based on prior facility shut downs to estimate the fair value of the equipment, which has approximated the actual value that was received.  When impairment indicators exist, the Company will also perform an undiscounted cash flow analysis to determine the recoverability of the Company’s long-lived assets.  The Company incurred an impairment charge of $7 million related to property, plant and equipment in fiscal 2014.  The Company did not incur an impairment charge related to property, plant and equipment in fiscal 2013.  The Company wrote-down their property, plant, and equipment with a carrying value of $1,219 million to its fair value of $1,216 million, which resulted in an impairment charge of $3 million during fiscal 2012.  The Company did not incur an impairment charge on definite long-lived assets in fiscal 2014. The Company did recognize an impairment charge of $5 million on definite long-lived assets related to the decision to exit certain businesses during fiscal 2013.

5.  Goodwill, Intangible Assets and Deferred Costs

The following table sets forth the gross carrying amount and accumulated amortization of the Company’s goodwill, intangible assets and deferred costs as of the fiscal year-end 2014 and 2013:

	2014	2013	Amortization Period
Deferred financing fees	$28	$48	Respective debt
Accumulated amortization	(8)	(18)
Deferred financing fees, net	20	30

Goodwill	1,659	1,634	Indefinite lived

Customer relationships	1,167	1,134	11 – 20 years
Trademarks (indefinite lived)	207	207	Indefinite lived
Trademarks (definite lived)	75	76	8-15 years
Other intangibles	109	107	10-20 years
Accumulated amortization	(766)	(668)
Intangible assets, net	792	856
Total goodwill, intangible assets and deferred costs	$2,471	$2,520

Future amortization expense for definite lived intangibles as of fiscal 2014 for the next five fiscal years is $93 million, $85 million, $74 million, $56 million and $51 million each year for fiscal years ending 2015, 2016, 2017, 2018, and 2019, respectively.

6.  Lease and Other Commitments and Contingencies

The Company leases certain property, plant and equipment under long-term lease agreements.  Property, plant, and equipment under capital leases are reflected on the Company’s balance sheet as owned.  The Company entered into new capital lease obligations totaling $45 million, $49 million, and $7 million during fiscal 2014, 2013, and 2012, respectively, with various lease expiration dates through 2021.  The Company records amortization of capital leases in Cost of goods sold in the Consolidated Statement of Income.  Assets under operating leases are not recorded on the Company’s balance sheet.  Operating leases expire at various dates in the future with certain leases containing renewal options.  The Company had minimum lease payments or contingent rentals of $24 million and $16 million and asset retirement obligations of $7 million and $6 million as of fiscal 2014 and 2013, respectively.  Total rental expense from operating leases was $54 million, $53 million, and $56 million in fiscal 2014, 2013, and 2012, respectively.

Future minimum lease payments for capital leases and non-cancellable operating leases with initial terms in excess of one year as of fiscal year-end 2014, are as follows:

	Capital Leases	Operating Leases
2015	$34	$46
2016	27	43
2017	19	39
2018	18	33
2019	16	27
Thereafter	31	143
	145	$331
Less: amount representing interest	(16)
Present value of net minimum lease payments	$129

In September 2012, the Company entered into a sale-leaseback transaction pursuant to which it sold its warehouse facility located in Lawrence, Kansas.  The Company received net proceeds of $20 million and resulted in the Company realizing a deferred gain of $1 million which will be offset against the future lease payments over the life of the lease.

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

At the end of fiscal 2014, the Company employed over 16,000 employees.  Approximately 11% of our employees are covered by collective bargaining agreements.  One of our eleven agreements, covering approximately 30 employees, was scheduled for renegotiation in October 2014 and was recently extended for three years.  There are an additional five agreements, representing approximately 60% of the remaining employees, due for renegotiation in fiscal 2015.  The remaining agreements expire after fiscal 2015.  Our relations with employees under collective bargaining agreements remain satisfactory and there have been no significant work stoppages or other labor disputes during the past three years.

7.  Accrued Expenses, Other Current Liabilities and Other Long-Term Liabilities

The following table sets forth the totals included in Accrued expenses and other current liabilities as of fiscal year-end 2014 and 2013.

	2014	2013
Employee compensation, payroll and other taxes	$99	$86
Interest	44	45
Rebates	50	55
Restructuring	13	4
Tax receivable agreement obligation	39	32
Other	69	54
	$314	$276

The following table sets forth the totals included in Other long-term liabilities as of fiscal year-end 2014 and 2013.

	2014	2013
Lease retirement obligation	$31	$22
Sale-lease back deferred gain	30	32
Pension liability	45	43
Tax receivable agreement obligation	234	277
Other	16	13
	$356	$387

8.  Income Taxes

The Company is being taxed at the U.S. corporate level as a C-Corporation and has provided U.S. Federal, State and foreign income taxes.

Significant components of income tax expense for the fiscal years ended 2014, 2013 and 2012 are as follows:

	2014	2013	2012
Current
United States
Federal	$-	-	$(3)
State	5	2	-
Non-U.S.	3	4	4
Current income tax provision	8	6	1
Deferred:
United States
Federal	3	26	3
State	(5)	(3)	(1)
Non-U.S.	(2)	(1)	(1)
Deferred income tax expense (benefit)	(4)	22	1
Expense for income taxes	$4	$28	$2

U.S. income from continuing operations before income taxes was $58 million, $77 million, and $2 million for fiscal 2014, 2013, and 2012, respectively.  Non-U.S. income from continuing operations before income taxes was $9 million, $8 million, and $2 million for fiscal 2014, 2013, and 2012, respectively.

The reconciliation between U.S. Federal income taxes at the statutory rate and the Company’s benefit for income taxes on continuing operations for fiscal 2014, 2013, and 2012 are as follows:

	2014	2013	2012
U.S. Federal income tax expense at the statutory rate	$23	$29	$1
Adjustments to reconcile to the income tax provision:
U.S. State income tax expense, net of valuation allowance	5	(1)	(1)
Research and development credits	(20)	-	-
Permanent differences	(2)	-	1
Changes in foreign valuation allowance	1	1	1
Rate differences between U.S. and foreign	(1)	(2)	1
APB 23	(1)	-	-
Other	(1)	1	(1)
Expense for income taxes	$4	$28	$2

Deferred income taxes result from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes.  The components of the net deferred income tax liability as of fiscal 2014 and 2013 are as follows:

	2014	2013
Deferred tax assets:
Allowance for doubtful accounts	$3	$3
Deferred gain on sale-leaseback	13	14
Accrued liabilities and reserves	58	34
Inventories	10	9
Net operating loss carryforward	248	343
Alternative minimum tax (AMT) credit carryforward	9	9
Research and development credit carryforward	22	-
Federal and state tax credits	13	14
Other	9	7
Total deferred tax assets	385	433
Valuation allowance	(56)	(59)
Total deferred tax assets, net of valuation allowance	329	374
Deferred tax liabilities:
Property, plant and equipment	157	187
Intangible assets	279	300
Debt extinguishment	107	132
Other	6	1
Total deferred tax liabilities	549	620
Net deferred tax liability	$(220)	$(246)

In the United States the Company had $601 million of federal net operating loss carryforwards as of fiscal 2014, which will be available to offset future taxable income.  As of fiscal year-end 2014, the Company had state and foreign net operating loss carryforwards of $803 million and $106 million, respectively, which will be available to offset future taxable income.  If not used, the federal net operating loss carryforwards will expire in future years beginning 2025 through 2031.  AMT credit carryforwards totaling $9 million are available to the Company indefinitely to reduce future years’ federal income taxes.  The state net operating loss carryforwards will expire in future years beginning in 2015 through 2033.  The Company has $18 million and $4 million of federal and state Research and Development tax credits, respectively, that will expire in future years beginning 2027 through 2034.

In connection with the initial public offering, the Company entered into an income tax receivable agreement that provides for the payment to pre-initial public offering stockholders, option holders and holders of our stock appreciation rights, 85% of the amount of cash savings, if any, in U.S. federal, foreign, state and local income tax that are actually realized (or are deemed to be realized in the case of a change of control) as a result of the utilization of our and our subsidiaries’ net operating losses attributable to periods prior to the initial public offering.  Based on the Company's assumptions using various items, including valuation analysis and current tax law, the Company recorded an obligation of $313 million which was recognized as a reduction of Paid-in capital on the Consolidated Balance Sheets.  The Company made payments of $32 million and $5 million in fiscal 2014 and 2013, respectively.   The balance at the end of fiscal 2014 was $273 million.

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

Prior changes in ownership have created limitations under Sec. 382 of the Internal Revenue Code on annual usage of net operating loss carryforwards.  However, all of the Company’s Federal net operating loss carryforwards should be available for use within the next five years.  As part of the effective tax rate calculation, if we determine that a deferred tax asset arising from temporary differences is not likely to be utilized, we will establish a valuation allowance against that asset to record it at its expected realizable value.  The Company has not provided a valuation allowance on its federal net operating loss carryforwards in the United States because it has determined that future reversals of its temporary taxable differences will occur in the same periods and are of the same nature as the temporary differences giving rise to the deferred tax assets.  Our valuation allowance against deferred tax assets was $56 million and $59 million as of fiscal year-end 2014 and 2013, respectively, related to the foreign and U.S. state operations.  The Company paid cash taxes of $7 million, $3 million and $2 million in fiscal 2014, 2013, and 2012, respectively.

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

The following table summarizes the activity related to our gross unrecognized tax benefits from year-end fiscal 2013 to year-end fiscal 2014:

	2014	2013
Beginning unrecognized tax benefits	$14	$8
Gross increases – tax positions in prior periods	2	6
Gross increases – current period tax positions	1	1
Settlements	(2)	(1)
Lapse of statute of limitations	(1)	-
Ending unrecognized tax benefits	$14	$14

The amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate was $8 million and $7 million for fiscal year-end 2014 and 2013.

As of fiscal year-end 2014, we had $2 million accrued for payment of interest and penalties related to our uncertain tax positions.  Our penalties and interest related to uncertain tax positions are included in income tax expense.

We and our subsidiaries are routinely examined by various taxing authorities. Although we file U.S. federal, U.S. state, and foreign tax returns, our major tax jurisdiction is the U.S. The IRS has completed an examination of our 2003, 2010 and 2011 tax years. Our 2004 – 2009, 2012 and 2013 tax years remain subject to examination by the IRS.  There are various other on-going audits in various other jurisdictions that are not material to our financial statements.

As of the end of fiscal 2014, we had unremitted earnings from foreign subsidiaries including earnings that have been or are intended to be permanently reinvested for continued use in foreign operations, accordingly, no provision for U.S. federal or state income taxes has been provided thereon.  If distributed, those earnings would result in additional income tax expense at approximately the U.S. statutory rate.  Determination of the amount of unrecognized deferred US income tax liability is not practicable due to the complexities associated with its hypothetical calculation.

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

 The Company sponsors two defined contribution 401(k) retirement plans covering substantially all employees.  Contributions are based upon a fixed dollar amount for employees who participate and percentages of employee contributions at specified thresholds.  Contribution expense for these plans was $8 million, $7 million, and $7 million for fiscal 2014, 2013, and 2012, respectively.

The projected benefit obligations of the Company’s plans presented herein are equal to the accumulated benefit obligations of such plans.  The tables below exclude the obligations related to the foreign plans, which carry immaterial balances.  The net amount of liability recognized is included in Other long-term liabilities on the Consolidated Balance Sheets.

	Defined Benefit Pension Plans		Retiree Health Plan
	2014	2013	2014	2013
Change in Projected Benefit Obligations (PBO)
PBO at beginning of period	$178	$207	$2	$3
Service cost	-	-	-	-
Interest cost	8	7	-	-
Actuarial loss (gain)	15	(27)	-	-
Benefits paid	(9)	(9)	-	(1)
PBO at end of period	$192	$178	$2	$2

Change in Fair Value of Plan Assets
Plan assets at beginning of period	$141	$129	$-	$-
Actual return on plan assets	15	14	-	-
Company contributions	7	7	-	-
Benefits paid	(9)	(9)	-	-
Plan assets at end of period	154	141	-	-
Net amount recognized	$(38)	$(37)	$(2)	$(2)

At the end of fiscal 2014 the Company had $30 million of net unrealized losses recorded in Accumulated other comprehensive loss on the Consolidated Balance Sheets.  The Company expects $2 million to be realized in fiscal 2015.

The following table presents significant weighted-average assumptions used to determine benefit obligation and benefit cost for the fiscal years ended:

	Defined Benefit Pension Plans		Retiree Health Plan
(Percents)	2014	2013	2014	2013
Weighted-average assumptions:
Discount rate for benefit obligation	4.0	4.5	2.9	3.1
Discount rate for net benefit cost	4.5	3.6	3.1	2.4
Expected return on plan assets for net benefit costs	8.0	8.0	N/A	N/A

In evaluating the expected return on plan assets, Berry considered its historical assumptions compared with actual results, an analysis of current market conditions, asset allocations, and the views of advisors.  The return on plan assets is derived from target allocations and historical yield by asset type.  Health-care-cost trend rates were assumed to increase at an annual rate of 7.0%.  A one-percentage-point change in these assumed health care cost trend rates would not have a material impact on our postretirement benefit obligation.

In accordance with the guidance from the FASB for employers’ disclosure about postretirement benefit plan assets the table below discloses fair values of each pension plan asset category and level within the fair value hierarchy in which it falls. There were no material changes or transfers between level 3 assets and the other levels.

Fiscal 2014 Asset Category	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$7	$-	$-	$7
U.S. large cap comingled equity funds	-	47	-	47
U.S. mid cap equity mutual funds	27	-	-	27
U.S. small cap equity mutual funds	6	-	-	6
International equity mutual funds	10	-	-	10
Real estate equity investment funds	3	-	-	3
Corporate bond mutual funds	28	-	-	28
Corporate bonds	-	15	-	15
Guaranteed investment account	-	-	11	11
Total	$81	$62	$11	$154

Fiscal 2013 Asset Category	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$5	$-	$-	$5
U.S. large cap comingled equity funds	-	46	-	46
U.S. mid cap equity mutual funds	15	-	-	15
U.S. small cap equity mutual funds	8	-	-	8
International equity mutual funds	12	-	-	12
Real estate equity investment funds	4	-	-	4
Corporate bond mutual funds	33	-	-	33
Corporate bonds	-	8	-	8
Guaranteed investment account	-	-	10	10
Total	$77	$54	$10	$141

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid for the fiscal years ending as follows:

	Defined Benefit Pension Plans	Retiree Health Plan
2015	$10	$-
2016	10	-
2017	10	-
2018	10	-
2019	10	-
2020-2024	55	1

Net pension and retiree health benefit expense included the following components as of fiscal 2014, 2013 and 2012:

	2014	2013	2012
Defined Benefit Pension Plans
Service cost	$-	$-	$-
Interest cost	8	7	8
Amortization	-	3	2
Expected return on plan assets	(11)	(10)	(8)
Net periodic benefit cost	$(3)	$-	$2

Our defined benefit pension plan asset allocations as of fiscal year-end 2014 and 2013 are as follows:

	2014	2013
Asset Category
Equity securities and equity-like instruments	60%	60%
Debt securities and debt-like	28	29
Other	12	11
Total	100%	100%

The Company’s retirement plan assets are invested with the objective of providing the plans the ability to fund current and future benefit payment requirements while minimizing annual Company contributions.  The retirement plans held $14 million of the Company's stock at the end of fiscal 2014.  The Company re-addresses the allocation of its investments on a regular basis.

10.  Restructuring and Impairment Charges

The Company announced various restructuring plans in the last three fiscal years which included shutting down facilities in all four of the Company’s operating segments.

During fiscal 2012, the Company announced the intention to shut down three facilities one each in Rigid Closed Top, Engineered Materials and Flexible Packaging divisions.  The affected Rigid Closed Top, Engineered Materials, and Flexible Packaging businesses accounted for approximately $14 million, $71 million, and $24 million of annual net sales, with the majority of the operations transferred to other facilities.  During the first fiscal quarter the Company made the decision to exit certain operations in the Engineered Materials division.  This decision resulted in non-cash impairment charges of $17 million related to certain customer lists deemed to have no further value and is recorded in Restructuring and impairment charges on the Consolidated Statement of Income.  The exited operations were immaterial to the Company and Engineered Materials segment.

During fiscal 2013, the Company made the decision to exit certain operations in the Engineered Materials division.  This decision resulted in a non-cash impairment charges of $6 million related to certain intangible assets deemed to have no further value recorded in Restructuring and impairment charges on the Consolidated Statement of Income.  The exited businesses were immaterial to the Company and the Engineered Materials segment.

During fiscal 2014, the Company initiated a cost reduction plan designed to deliver meaningful cost savings and improved equipment utilization.  The Company announced the intention to shut down four facilities, one each in Rigid Open Top, Rigid Closed Top, Engineered Materials and Flexible Packaging divisions.  The affected Rigid Open Top, Rigid Closed Top, Engineered Materials, and Flexible Packaging businesses accounted for approximately $111 million, $14 million, $9 million, and $28 million of annual net sales, with the majority of the operations transferred to other facilities.

The table below sets forth the Company’s estimate of the total cost of the restructuring programs since 2012, the portion recognized through fiscal year-end 2014 and the portion expected to be recognized in a future period:

	Expected Total Costs	Cumulative charges through Fiscal 2014	To be Recognized in Future
Severance and termination benefits	$21	$21	$-
Facility exit costs	24	21	3
Asset impairment	33	33	-
Total	$78	$75	$3

The tables below sets forth the significant components of the restructuring charges recognized for the fiscal years ended 2014 2013 and 2012, by segment:

	Fiscal Year
	2014	2013	2012
Rigid Open Top
Severance & termination benefits	$2	$1	$-
Facility exit costs and other	8	-	-
Asset impairment	3	-	-
Total	$13	$1	$-

Rigid Closed Top
Severance & termination benefits	$-	$2	$3
Facility exit costs and other	2	1	2
Asset impairment	-	-	4
Total	$2	$3	$9

Engineered Materials
Severance & termination benefits	$2	$2	$4
Facility exit costs and other	1	1	2
Asset impairment	4	6	16
Total	$7	$9	$22

Flexible Packaging
Severance & termination benefits	$5	$-	$-
Facility exit costs and other	3	1	-
Asset impairment	-	-	-
Total	$8	$1	$-

Consolidated
Severance & termination benefits	$9	$5	$7
Facility exit costs and other	14	3	4
Asset impairment	7	6	20
Total	$30	$14	$31

The table below sets forth the activity with respect to the restructuring accrual as of fiscal 2014 and 2013:

	Employee Severance and Benefits	Facility Exit Costs	Non-cash charges	Total
Balance as of fiscal 2012	$4	$3	$-	$7
Charges	5	3	6	14
Non-cash asset impairment	-	-	(6)	(6)
Cash payments	(7)	(4)	-	(11)
Balance as of fiscal 2013	2	2	-	4

Charges	9	14	7	30
Non-cash asset impairment	-	-	(7)	(7)
Cash payments	(6)	(8)	-	(14)
Balance as of fiscal 2014	$5	$8	$-	$13

11.  Related Party Transactions

Management Fee

Prior to the initial public offering, the Company was charged a management fee by affiliates of Apollo and Graham Partners, Inc. (“Graham”) for the provision of management consulting and advisory services provided throughout the year.  The management fee was the greater of $3 million or 1.25% of adjusted EBITDA.  The management fees are classified in Selling, general, and administrative in the Statement of Income.  The management services agreement with Apollo and Graham terminated upon completion of the initial public offering.

Total management fees charged by Apollo and Graham were $9 million in fiscal 2012.  The Company paid $8 million to entities affiliated with Apollo and $1 million to entities affiliated with Graham for fiscal 2012.  In connection with the Rexam SBC acquisition, Berry management and the sponsors received a transaction fee of $5 million in fiscal 2012.

Other Related Party Transactions

In connection with the term loan refinancing entered into in January 2014 (see Note 6), the Company paid a $1 million underwriting fee to Apollo Global Securities, LLC, an affiliate of Apollo that served as a manager of the offering.

In connection with the initial public offering, the Company entered into an income tax receivable agreement ("TRA") that provides for the payment to pre-initial public offering stockholders, option holders and holders of our stock appreciation rights, 85% of the amount of cash savings, if any, in U.S. federal, foreign, state and local income tax that are actually realized (or are deemed to be realized in the case of a change of control) as a result of the utilization of our and our subsidiaries’ net operating losses attributable to periods prior to the initial public offering.  The Company made $32 million of payments related to the tax receivable agreement in the first fiscal quarter of 2014, of which Apollo received $28 million.

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

The Company recognized total stock-based compensation expense of $15 million, $16 million, and $2 million for fiscal 2014, 2013 and 2012.  The intrinsic value of options exercised in fiscal 2014 was $32 million.

Information related to the equity incentive plans as of the fiscal year-end 2014 and 2013 is as follows:

	2014		2013
	Number Of Shares (in thousands)	Weighted Average Exercise Price	Number Of Shares (in thousands)	Weighted Average Exercise Price
Options outstanding, beginning of period	10,035	$9.96	10,741	$7.76
Options granted	2,727	21.02	2,819	16.01
Options exercised	(2,137)	8.19	(3,333)	7.97
Options forfeited or cancelled	(121)	15.20	(192)	10.14
Options outstanding, end of period	10,504	$13.13	10,035	$9.96

Option price range at end of period	$3.04-22.95		$3.04-17.59
Options exercisable at end of period	5,098		5,182
Options available for grant at period end	5,349		8,076
Weighted average fair value of options granted during period	$7.53		$6.15

The fair value for options granted has been estimated at the date of grant using a Black-Scholes model, generally with the following weighted average assumptions:

	2014	2013	2012
Risk-free interest rate	1.3%	.6%	.6 - .9%
Dividend yield	0.00%	0.00%	0.00%
Volatility factor	.33	.38	0.38
Expected option life	7 years	7 years	5 years

The following table summarizes information about the options outstanding as of fiscal 2014:

Range of Exercise Prices	Number Outstanding	Intrinsic Value of Outstanding	Weighted Remaining Contractual Life	Weighted Exercise Price	Number Exercisable	Intrinsic Value of Exercisable	Unrecognized Compensation	Weighted Recognition Period
$3.04 - $22.95	10,504	$122	7 years	$13.13	5,098	$81	$20	2 years

13.  Segment and Geographic Data

Berry’s operations are organized into four reportable segments: Rigid Open Top, Rigid Closed Top, Engineered Materials, and Flexible Packaging.  The Company has manufacturing and distribution centers in the United States, Canada, Mexico, Belgium, France, Australia, Germany, Brazil, Malaysia, India, China, and the Netherlands.  The North American operation represents 96% of the Company’s net sales, 94% of total long-lived assets, and 95% of the total assets.  Selected information by reportable segment is presented in the following table.

	2014	2013	2012
Net sales
Rigid Open Top	$1,110	$1,127	$1,229
Rigid Closed Top	1,469	1,387	1,438
Engineered Materials	1,455	1,397	1,362
Flexible Packaging	924	736	737
Total	$4,958	$4,647	$4,766

Operating income
Rigid Open Top	$34	$123	$159
Rigid Closed Top	132	130	95
Engineered Materials	125	116	70
Flexible Packaging	25	17	1
Total	$316	$386	$325

Depreciation and amortization
Rigid Open Top	$92	$90	$90
Rigid Closed Top	133	129	135
Engineered Materials	75	71	71
Flexible Packaging	58	51	59
Total	$358	$341	$355

Total assets	2014	2013
Rigid Open Top	$1,808	$1,805
Rigid Closed Top	1,966	1,964
Engineered Materials	722	817
Flexible Packaging	772	549
	$5,268	$5,135

Goodwill	2014	2013
Rigid Open Top	$681	$681
Rigid Closed Top	827	831
Engineered Materials	71	73
Flexible Packaging	80	49
	$1,659	$1,634

14. Net Income Per Share

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

The following tables and discussion provide a reconciliation of the numerator and denominator of the basic and diluted net income per share computations.  The calculation below provides net income on both basic and diluted basis for fiscal 2014, 2013, and 2012 (in thousands).

	2014	2013	2012

Net income attributable to the Company	$62	$57	$2

Weighted average shares of common stock outstanding--basic	116,875	113,486	83,435
Other common stock equivalents	4,646	5,968	3,209
Weighted average shares of common stock outstanding--diluted	121,521	119,454	86,644

Basic net income per share available to common shareholders	$0.53	$0.50	$0.02
Diluted net income per share available to common shareholders	$0.51	$0.48	$0.02

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

Condensed Supplemental Consolidated Statements of Operations

	Fiscal 2014
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales	$-	$638	$3,904	$416	$-	$4,958
Cost of goods sold	-	557	3,284	349	-	4,190
Selling, general and administrative	-	52	232	36	-	320
Amortization of intangibles	-	10	84	8	-	102
Restructuring and impairment charges	-	-	30	-	-	30
Operating income	-	19	274	23	-	316
Debt extinguishment	-	35	-	-	-	35
Other income, net	(3)	-	(4)	-	-	(7)
Interest expense, net	34	27	176	(97)	81	221
Equity in net income of subsidiaries	(98)	(218)	-	-	316	-
Income (loss) before income taxes	67	175	102	120	(397)	67
Income tax expense (benefit)	4	44	-	5	(49)	4
Consolidated net income (loss)	63	131	102	115	(348)	63
Net income(loss) attributable to non-controlling interests	1	-	-	-	-	1
Net income(loss) attributable to the Company	$62	$131	$102	$115	$(348)	$62
Currency translation	-	-	-	(16)	-	(16)
Interest rate hedges	-	(3)	-	-	-	(3)
Defined benefit pension and retiree benefit plans	-	(11)	-	-	-	(11)
Provision for income taxes related to other comprehensive income items	-	5	-	-	-	5
Comprehensive income (loss)	$62	$122	$102	$99	$(348)	$37

	Fiscal 2013
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales	$-	$571	$3,706	$370	$-	$4,647
Cost of sales	-	506	3,021	308	-	3,835
Selling, general and administrative	-	58	314	40	-	412
Restructuring and impairment charges	-	1	13	-	-	14
Operating income	-	6	358	22	-	386
Other income	-	56	1	-	-	57
Interest expense, net	47	24	201	(120)	92	244
Equity in net income of subsidiaries	(132)	(297)	-	-	429	-
Net income (loss) before income taxes	85	223	156	142	(521)	85
Income tax expense (benefit)	28	80	-	2	(82)	28
Net income (loss)	$57	$143	$156	$140	$(439)	$57
Currency translation	-	-	-	(5)	-	(5)
Interest rate hedges	-	20	-	-	-	20
Defined benefit pension and retiree benefit plans	-	34	-	-	-	34
Provision for income taxes related to other comprehensive income items	-	(20)	-	-	-	(20)
Comprehensive income (loss)	$57	$177	$156	$135	$(439)	$86

	Fiscal 2012
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales	$-	$579	$3,829	$358	$-	$4,766
Cost of sales	-	520	3,151	313	-	3,984
Selling, general and administrative expenses	-	62	329	35	-	426
Restructuring and impairment charges, net	-	1	29	1	-	31
Operating income (loss)	-	(4)	320	9	-	325
Other income	-	(7)	-	-	-	(7)
Interest expense, net	54	39	261	(110)	84	328
Equity in net income of subsidiaries	(58)	(173)	-	-	231	-
Net income (loss) before income taxes	4	137	59	119	(315)	4
Income tax expense (benefit)	2	46	1	3	(50)	2
Net income (loss)	$2	$91	$58	$116	$(265)	$2
Currency translation	-	-	-	6	-	6
Interest rate hedges	-	4	-	-	-	4
Defined benefit pension and retiree benefit plans	-	-	(14)	-	-	(14)
Provision for income taxes related to other comprehensive income items	-	(1)	6	-	-	5
Comprehensive income (loss)	$2	$94	$50	$122	$(265)	$3

Condensed Supplemental Consolidated Balance Sheet
As of fiscal year-end 2014

Assets	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Current assets:
Cash and cash equivalents	$-	$70	$15	$44	$-	$129
Accounts receivable, net	-	35	377	79	-	491
Intercompany receivable	-	3,343	-	87	(3,430)	-

Inventories	-	51	496	57	-	604
Deferred income taxes	166	-	-	-	-	166
Prepaid expenses and other current	-	15	13	14	-	42
Total current assets	166	3,514	901	281	(3,430)	1,432
Property, plant and equipment, net	-	84	1,162	118	-	1,364
Intangible assets, net	-	120	2,226	125	-	2,471
Investment in subsidiaries	69	1,237	-	-	(1,306)	-
Other assets	-	-	1	-	-	1
Total assets	$235	$4,955	$4,290	$524	$(4,736)	$5,268
Liabilities and equity
Current liabilities:
Accounts payable	$-	$31	$303	$61	$-	$395
Accrued expenses and other current liabilities	35	127	132	20	-	314
Intercompany payable	(319)	-	3,749	-	(3,430)	-
Current portion of long-term debt	-	54	-	4	-	58
Total current liabilities	(284)	212	4,184	85	(3,430)	767
Long-term debt, less current portion	-	3,858	-	2	-	3,860
Deferred income taxes	386	-	-	-	-	386
Other long-term liabilities	234	76	42	4	-	356
Total long-term liabilities	620	3,934	42	6	-	4,602
Total liabilities	336	4,146	4,226	91	(3,430)	5,369

Redeemable non-controlling interests	13	-	-	-		13
Other equity (deficit)	(114)	809	64	433	(1,306)	(114)
Total equity (deficit)	(114)	809	64	433	(1,306)	(114)
Total liabilities and equity (deficit)	$235	$4,955	$4,290	$524	$(4,736)	$5,268

Condensed Supplemental Consolidated Balance Sheet
As of fiscal year-end 2013

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$-	$116	$-	$26	$-	$142
Accounts receivable, net of allowance	-	5	371	73	-	449
Intercompany receivable	348	3,448	-	40	(3,836)	-

Inventories	-	53	482	40	-	575
Deferred income taxes	139	-	-	-	-	139
Prepaid expenses and other current	-	12	11	19	(10)	32
Total current assets	487	3,634	864	198	(3,846)	1,337
Property, plant and equipment, net	-	115	1,079	72	-	1,266
Intangible assets, net	8	139	2,275	106	(8)	2,520
Investment in subsidiaries	760	905	-	-	(1,665)	-
Other assets	-	10	2	631	(631)	12
Total assets	$1,255	$4,803	$4,220	$1,007	$(6,150)	$5,135
Liabilities and equity
Current liabilities:
Accounts payable	$-	$9	$262	$66	$-	$337
Accrued and other current liabilities	41	119	112	15	(11)	276
Intercompany payable	-	-	3,837	-	(3,837)	-
Long-term debt-current portion	-	69	-	2	-	71
Total current liabilities	41	197	4,211	83	(3,848)	684
Long-term debt	740	3,855	-	2	(722)	3,875
Deferred tax liabilities	385	-	-	-	-	385
Other long-term liabilities	285	64	44	4	(10)	387
Total long-term liabilities	1,410	3,919	44	6	(732)	4,647
Total liabilities	1,451	4,116	4,255	89	(4,580)	5,331

Redeemable shares	-	-	-	-		-
Other equity (deficit)	(196)	687	(35)	918	(1,570)	(196)
Total equity (deficit)	(196)	687	(35)	918	(1,570)	(196)
Total liabilities and equity (deficit)	$1,255	$4,803	$4,220	$1,007	$(6,150)	$5,135

Condensed Supplemental Consolidated Statements of Cash Flows

	Fiscal 2014
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Cash Flow from Operating Activities	$-	$27	$473	$30	$-	$530

Cash Flow from Investing Activities
Additions to property, plant, and equipment	-	(6)	(200)	(9)	-	(215)
Proceeds from sale of assets	-	-	19	-	-	19
Investment in Parent	-	-	-	-	-	--
(Contributions) distributions to/from subsidiaries	723	(2)	-	721	(1,442)	-
Intercompany advances (repayments)	-	20	-	-	(20)	-
Investment in Issuer debt securities	-	-	-	-	-	-
Acquisition of business, net of cash acquired	-	-	(136)	(90)	-	(226)
Net cash from investing activities	723	12	(317)	622	(1,462)	(422)

Cash Flow from Financing Activities
Proceeds from long-term borrowings	-	1,627	-	-	-	1,627
Proceeds from initial public offering	-	-	-	-	-	-
Payment of tax receivable agreement	(32)	-	-	-	-	(32)
Proceed from issuance of common stock	17	-	-	-	-	17
Repayment of note receivable	-	-	-	-	-	-
Repayment of long-term borrowings	(740)	(1,668)	-	-	721	(1,687)
Changes in intercompany balances	32	-	(141)	89	20	-
Contribution from Parent	-	-	-	(721)	721	-
Debt financing costs	-	(44)	-	-	-	(44)
Net cash from financing activities	(723)	(85)	(141)	(632)	1,462	(119)
Effect of currency translation on cash	-	-	-	(2)	-	(2)
Net change in cash and cash equivalents	-	(46)	15	18	-	(13)
Cash and cash equivalents at beginning of period	-	116	-	26	-	142
Cash and cash equivalents at end of period	$-	$70	$15	$44	$-	$129

	Fiscal 2013
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Cash Flow from Operating Activities	$-	$11	$417	$36	$-	$464

Cash Flow from Investing Activities
Additions to property, plant, and equipment	-	(7)	(218)	(14)	-	(239)
Proceeds from disposal of assets	-	1	17	-	-	18
Investment in Parent	-	-	-	(21)	21	--
(Contributions) distributions to/from subsidiaries	(462)	441	-	-	21	-
Intercompany advances (repayments)	-	210	-	-	(210)	-
Investment in Issuer debt securities	-	-	-	-	-	-
Acquisition of business net of cash acquired	-	-	(24)	-	-	(24)
Net cash from investing activities	(462)	645	(225)	(35)	(168)	(245)

Cash Flow from Financing Activities
Proceeds from long-term debt	-	1,391	-	-	-	1,391
IPO proceeds	438	-	-	-	-	438
Payment of TRA	(5)	(5)	-	-	5	(5)
Proceed from issuance of common stock	27	-	-	-	-	27
Repayment of note receivable	2	2	-	-	(2)	2
Repayment of long-term debt	-	(1,955)	-	(2)	(21)	(1,978)
Changes in intercompany balances	-	-	(192)	(15)	207	-
Contribution from Parent	-	-	-	21	(21)	-
Deferred financing costs	-	(39)	-	-	-	(39)
Net cash from financing activities	462	(606)	(192)	4	168	(164)
Net change in cash and cash equivalents	-	50	-	5	-	55
Cash and cash equivalents at beginning of period	-	66	-	21	-	87
Cash and cash equivalents at end of period	$-	$116	$-	$26	$-	$142

	Fiscal 2012
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Cash Flow from Operating Activities	$-	$(22)	$504	$(3)	$-	$479

Cash Flow from Investing Activities
Additions to property, plant, and equipment	-	(9)	(209)	(12)	-	(230)
Proceeds from disposal of assets	-	-	30	-	-	30
Investment in Parent	-	-	-	(4)	4	--
(Contributions) distributions to/from subsidiaries	16	(20)	-	-	4	-
Intercompany advances (repayments)	-	258	-	-	(258)	-
Investment in Issuer debt securities	-	-	-	-	-	-
Acquisition of business net of cash acquired	-	-	7	(62)	-	(55)
Net cash from investing activities	16	229	(172)	(78)	(250)	(255)

Cash Flow from Financing Activities
Proceeds from long-term debt	-	-	-	2	-	2
Equity contributions	-	(6)	-	-	-	(6)
Repayment of long-term debt	(16)	(155)	-	-	(4)	(175)
Changes in intercompany balances	-	-	(337)	79	258	-
Contribution from Parent	-	-	-	4	(4)	-
Deferred financing costs	-	-	-	-	-	-
Net cash from financing activities	(16)	(161)	(337)	85	250	(179)
Net change in cash and cash equivalents	-	46	(5)	4	-	45
Cash and cash equivalents at beginning of period	-	20	5	17	-	42
Cash and cash equivalents at end of period	$-	$66	$-	$21	$-	$87

16.  Quarterly Financial Data (Unaudited)

The following table contains selected unaudited quarterly financial data for fiscal years 2014 and 2013.

	2014				2013
	First	Second	Third	Fourth	First	Second	Third	Fourth
Net sales	$1,140	$1,210	$1,298	$1,310	$1,072	$1,150	$1,221	$1,204
Cost of sales	964	1,023	1,089	1,114	895	936	998	1,006
Gross profit	176	187	209	196	177	214	223	198

Net income (loss) attributable to the Company	$6	$12	$15	$29	$(10)	$1	$40	$26

Net income (loss) attributable to the Company per share:
Basic	0.05	0.10	0.13	0.25	(0.09)	0.01	0.35	0.23
Diluted	0.05	0.10	0.12	0.24	(0.09)	0.01	0.33	0.22

17.  Subsequent Events

In the first fiscal quarter of 2015, the Company made a voluntary principal payment on the term loan of $100 million.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 24th day of November, 2014.

BERRY PLASTICS GROUP, INC.

By:	/s/ Jonathan D. Rich
Jonathan D. Rich
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Jonathan D. Rich	Chairman of the Board of Directors, Chief Executive Officer and Director (Principal Executive Officer)	November 24, 2014
Jonathan D. Rich
/s/ Mark W. Miles	Chief Financial Officer (Principal Financial Officer)	November 24, 2014
Mark W. Miles

/s/ James M. Till	Executive Vice President and Controller (Principal Accounting Officer)	November 24, 2014
James M. Till
/s/ B. Evan Bayh	Director	November 24, 2014
B. Evan Bayh
/s/ Jonathan F. Foster	Director	November 24, 2014
Jonathan F. Foster
/s/ David B. Heller	Director	November 24, 2014
David B. Heller
/s/ Idalene F. Kesner	Director	November 24, 2014
Idalene F. Kesner
/s/ Carl J. Rickertsen	Director	November 24, 2014
Carl J. Rickertsen
/s/ Ronald S. Rolfe	Director	November 24, 2014
Ronald S. Rolfe
/s/ Robert V. Seminara	Director	November 24, 2014
Robert V. Seminara
/s/ Robert A. Steele	Director	November 24, 2014
Robert A. Steele

Exhibit No	[Description of Exhibit]

3.1	Amended and Restated Certificate of Berry Plastics Group, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 10-K filed on December 27, 2012).
3.2	Amended and Restated Bylaws of Berry Plastics Group, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 29, 2014).
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

4.5
Indenture, dated May 12, 2014, by and among Berry Plastics Corporation, the guarantors party thereto and U.S. Bank National Association, as Trustee, relating to the 5.50% second priority senior secured notes due 2022 (incorporated herein by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on May 13, 2014).

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

10.5 A.
U.S. $1,125,000,000 Incremental Assumption Agreement, dated as of January 6, 2014,  by and among Berry Plastics Group, Inc., Berry Plastics Corporation and certain of its subsidiaries referenced therein and Credit Suisse AG, Cayman Islands Branch as an incremental term lender, and Credit Suisse AG, Cayman Islands Branch as administrative agents for the lenders under the credit agreement referenced therein (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on January 31, 2014).

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

10.8†	2006 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.8 to Berry Plastics Corporation’s Registration Statement Form S-4 (Reg. No. 333-138380) filed on November 2, 2006).
10.9†	Amendment No. 2 to the Berry Plastics Group, Inc., 2006 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.9 to the Company’s Form 10-K filed on December 11, 2013).
10.10†
Omnibus amendment to awards granted under the Berry Plastics Group, Inc., 2006 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.10 to the Company’s Form 10-K filed on December 11, 2013).

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

10.16†
Amendment No. 1 to Employment Agreement, dated November 22, 1999, between Berry Plastics Corporation and G. Adam Unfried, dated November 23, 2004 (incorporated herein by reference to Exhibit 10.24 of Berry Plastics Corporation’s (File No. 033-75706-01) Annual Report on Form 10-K filed with the SEC on March 22, 2006).

10.17†
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

10.19†
Employment Agreement, dated April 3, 2007, between Berry Plastics Corporation and Thomas E. Salmon (incorporated herein by reference to Exhibit 10.20 of Berry Plastics Corporation’s (File No. 033-75706-01) Annual Report on Form 10-K filed with the SEC on December 16, 2008).

10.20†
Employment Agreement, dated October 1, 2010, between the Berry Plastics Corporation and Jonathan Rich (incorporated herein by reference to Exhibit 10.2 of Berry Plastics Corporation’s (File No. 033-75706-01) Current Report on Form 8-K filed on October 6, 2010).

10.21
Form of common stock certificate of Berry Plastics Group, Inc. (incorporated by reference to Exhibit 4.27 of Amendment No. 5 to the Company’s Registration Statement on Form S-1 (File No. 333-180294) filed on September 19, 2012).

10.22†
Income Tax Receivable Agreement, dated as of November 29, 2012, by and among Berry Plastics Group, Inc. and Apollo Management Fund VI, L.P. (incorporated herein by reference to Exhibit 10.25 to the Company’s Form 10-K filed on December 27, 2012).

10.23†	Berry Plastics Group, Inc. Executive Bonus Plan (incorporated herein by reference to Exhibit 10.26 to the Company’s Form 10-K filed on December 27, 2012).
10.24†	Berry Plastics Group, Inc. 2012 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.27 to the Company’s Form 10-K filed on December 27, 2012).
10.25†	Amendment No. 1 to the Berry Plastics Group, Inc. 2012 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.31 to the Company’s Form 10-K filed on December 11, 2013).
10.26†
Omnibus amendment to awards granted under the Berry Plastics Group, Inc., 2012 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.32 to the Company’s Form 10-K filed on December 11, 2013).

10.27†
Amendment No. 1 to the Amended and Restated Stockholders Agreement, by and among Berry Plastics Group, Inc., and the stockholders of the Corporation listed on schedule A thereto, dated as of October 2, 2012 (incorporated herein by reference to Exhibit 10.28 to the Company’s Form 10-K filed on December 27, 2012).

10.28†
Employment Agreement, dated January 1, 2002, between the Berry Plastics Corporation and Curtis Begle (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on January 31, 2014).

10.29†
Amendment No. 1 to Employment Agreement, dated as of September 13, 2006, by and between the Berry Plastics Corporation and Curtis Begle (incorporated herein by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on January 31, 2014).

10.30†
Amendment No. 2  to Employment Agreement, dated December 31, 2008, by and between the Berry Plastics Corporation and Curtis Begle (incorporated herein by reference to Exhibit 10.4 to the Company’s Form 10-Q filed on January 31, 2014).

10.31†
Amendment No. 3  to Employment Agreement, dated August 1, 2010, by and between the Berry Plastics Corporation and Curtis L. Begle (incorporated herein by reference to Exhibit 10.5 to the Company’s Form 10-Q filed on January 31, 2014).

10.32†
Amendment No. 4  to Employment Agreement, dated December 16, 2011, by and between the Berry Plastics Corporation and Curtis L. Begle (incorporated herein by reference to Exhibit 10.6 to the Company’s Form 10-Q filed on January 31, 2014).

12.1*	Computation of Ratio of Earnings to Fixed Charges.
21.1*	Subsidiaries of the Registrant.
23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer
32.1*	Section 1350 Certification of the Chief Executive Officer
32.2*	Section 1350 Certification of the Chief Financial Officer
101.*	Interactive Data Files

*      Filed herewith.
†      Management contract or compensatory plan or arrangement.