Form 10-Q
period 2015-01-30
BERRY PLASTICS GROUP INC
filed 2015-01-30
CIK 1378992

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

 [X]     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 27, 2014
or
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
      Large accelerated filer [  X  ]           Accelerated filer [    ]              Non-accelerated filer [    ] Small reporting company [    ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).             Yes[    ]   No[ X ]

Class	Outstanding at January 30, 2015
Common Stock, $.01 par value per share	118.9 million shares

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933  and Section 21E of the Securities Exchange Act of 1934 with respect to our financial condition, results of operations and business and our expectations or beliefs concerning future events.  The forward-looking statements include, in particular, statements about our plans, strategies and prospects under the heading "Management’s Discussion and Analysis of Financial Condition and Results of Operations".  You can identify forward-looking statements because they contain words such as “believes,” “expects,” “may,” “will,” “should,” “would,” “could,” “seeks,” “approximately,” “intends,” “plans,” “estimates,”  “outlook,” “anticipates” or “looking forward” or similar expressions that relate to our strategy, plans or intentions.  All statements we make relating to our estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results or to our expectations regarding future industry trends are forward-looking statements.  In addition, we, through our senior management, from time to time make forward-looking public statements concerning our expected future operations and performance and other developments.  These forward-looking statements are subject to risks and uncertainties that may change at any time, and, therefore, our actual results may differ materially from those that we expected.  We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions.  While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results.  All forward-looking statements are based upon information available to us on the date of this Form 10-Q.

Readers should carefully review the factors discussed in our most recent Form 10-K in the section titled “Risk Factors” and other risk factors identified from time to time in our periodic filings with the Securities and Exchange Commission.

Berry Plastics Group, Inc.
Form 10-Q Index
For Quarterly Period Ended December 27, 2014

Part I.  Financial Information

Item 1.     Financial Statements
Berry Plastics Group, Inc.
Consolidated Statements of Income
(Unaudited)
(in millions of dollars, except per share amounts)

	Quarterly Period Ended
	December 27, 2014	December 28, 2013
Net sales	$1,220	$1,140
Costs and expenses:
Cost of goods sold	1,037	964
Selling, general and administrative	86	77
Amortization of intangibles	25	26
Restructuring and impairment charges	4	10
Operating income	68	63
Other income, net	(1)	(1)
Interest expense, net	53	55
Income before income taxes	16	9
Income tax expense	3	3
Net income	$13	$6
Net income per share:
Basic	$0.11	$0.05
Diluted	0.11	0.05
Outstanding weighted-average shares:
Basic	118.2	115.9
Diluted	122.9	120.5

Berry Plastics Group, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(in millions of dollars)

	Quarterly Period Ended
	December 27, 2014	December 28, 2013
Net income	$13	$6
Currency translation	(14)	(1)
Interest rate hedges	(7)	—
Provision for income taxes related to other comprehensive income items	2	—
Comprehensive income (loss)	$(6)	$5

See notes to consolidated financial statements.

Berry Plastics Group, Inc.
Consolidated Balance Sheets
 (in millions of dollars)
	December 27, 2014	September 27, 2014
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$53	$129
Accounts receivable (less allowance of $3 at December 27, 2014 and $3 at September 27, 2014)	442	491
Inventories:
Finished goods	362	353
Raw materials and supplies	257	251
	619	604
Deferred income taxes	249	166
Prepaid expenses and other current assets	39	42
Total current assets	1,402	1,432
Property, plant, and equipment, net	1,331	1,364
Goodwill, intangible assets and deferred costs, net	2,442	2,471
Other assets	1	1
Total assets	$5,176	$5,268
Liabilities
Current liabilities:
Accounts payable	$352	$395
Accrued expenses and other current liabilities	334	314
Current portion of long-term debt	56	58
Total current liabilities	742	767
Long-term debt, less current portion	3,756	3,860
Deferred income taxes	469	386
Other long-term liabilities	302	356
Total liabilities	5,269	5,369
Redeemable non-controlling interest	13	13

Stockholders’ equity (deficit)

Common stock (118.8 and 118.0 shares issued, respectively)	1	1
Additional paid-in capital	381	367
Non-controlling interest	3	3
Accumulated deficit	(429)	(442)
Accumulated other comprehensive loss	(62)	(43)
Total stockholders’ equity (deficit)	(106)	(114)
Total liabilities and stockholders’ equity (deficit)	$5,176	$5,268

See notes to consolidated financial statements.

Berry Plastics Group, Inc.
Consolidated Statement of Changes in Stockholders’ Equity (Deficit)
For the Quarterly Period Ended December 27, 2014 and December 28, 2013
(Unaudited)
(in millions of dollars)

	Common Stock	Additional Paid-in Capital	Non-controlling Interest	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at September 28, 2013	$1	$322	$3	$(18)	$(504)	$(196)
Proceeds from issuance of common stock	—	3	—	—	—	3
Stock compensation expense	—	5	—	—	—	5
Net income	—	—	—	—	6	6
Currency translation	—	—	—	(1)	—	(1)
Balance at December 28, 2013	$1	$330	$3	$(19)	$(498)	$(183)
Balance at September 27, 2014	$1	$367	$3	$(43)	$(442)	$(114)
Proceeds from issuance of common stock	—	7	—	—	—	7
Stock compensation expense	—	7	—	—	—	7
Net income	—	—	—	—	13	13
Interest rate hedge, net of tax	—	—	—	(5)	—	(5)
Currency translation	—	—	—	(14)	—	(14)
Balance at December 27, 2014	$1	$381	$3	$(62)	$(429)	$(106)

See notes to consolidated financial statements.

Berry Plastics Group, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(in millions of dollars)

	Quarterly Period Ended
	December 27, 2014	December 28, 2013
Cash Flows from Operating Activities:
Net income	$13	$6
Adjustments to reconcile net cash provided by operating activities:
Depreciation	66	59
Amortization of intangibles	25	26
Non-cash interest expense	2	2
Deferred income tax	3	4
Stock compensation expense	7	5
Impairment of long-lived assets	2	2
Other non-cash items	(2)	1
Changes in operating assets and liabilities:
Accounts receivable, net	45	51
Inventories	(18)	14
Prepaid expenses and other assets	(5)	(4)
Accounts payable and other liabilities	(38)	6
Net cash from operating activities	100	172
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(35)	(47)
Proceeds from sale of assets	10	1
Acquisition of business, net of cash acquired	—	(67)
Net cash from investing activities	(25)	(113)
Cash Flows from Financing Activities:
Proceeds from long-term borrowings	—	3
Repayments on long-term borrowings	(116)	(13)
Proceeds from issuance of common stock	7	3
Payment of tax receivable agreement	(39)	(32)
Net cash from financing activities	(148)	(39)
Effect of exchange rate changes on cash	(3)	—
Net change in cash	(76)	20
Cash and cash equivalents at beginning of period	129	142
Cash and cash equivalents at end of period	$53	$162

See notes to consolidated financial statements.

Berry Plastics Group, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
(tables in millions of dollars, except per share data)

1.  Basis of Presentation

The accompanying unaudited Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included, and all subsequent events up to the time of the filing have been evaluated.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s most recent Form 10-K filed with the Securities and Exchange Commission.

2. Recently Issued Accounting Pronouncements

Revenue Recognition

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

3.  Acquisitions

Rexam Healthcare Containers and Closures

In June 2014, the Company acquired Rexam’s Healthcare Containers and Closures business (“C&C”) for a purchase price of $130 million, net of cash acquired.  The C&C business produces bottles, closures and specialty products for pharmaceutical and over-the-counter healthcare applications.  The C&C acquisition has been accounted for under the purchase method of accounting, and accordingly, the purchase price has been allocated to the identifiable assets and liabilities based on estimated fair values at the acquisition date.  The acquired assets and assumed liabilities consisted of working capital of $30 million, property and equipment of $84 million, non-current deferred tax benefit of $4 million, intangible assets of $9 million, and goodwill of $6 million and other long-term liabilities of $3 million.  The Company has not finalized the purchase price allocation to the fair values of fixed assets, intangibles, or deferred income taxes and is reviewing the working capital acquired.

4.  Restructuring and Impairment Charges

The Company incurred restructuring costs related to severance, asset impairment and facility exit costs of $4 million and $10 million for the quarterly period ended  December 27, 2014 and December 28, 2013, respectively.  The tables below set forth the significant components of the restructuring charges recognized, by segment:

	Quarterly Period Ended
	December 27, 2014	December 28, 2013
Rigid Open Top	$—	$1
Rigid Closed Top	1	—
Engineered Materials	—	3
Flexible Packaging	3	6
Consolidated	$4	$10

The table below sets forth the activity with respect to the restructuring accrual at December 27, 2014:

	Severance and termination benefits	Facilities exit costs and other	Non-cash	Total
Balance at September 27, 2014	$5	$8	$—	$13
Charges	1	1	2	4
Non-cash asset impairment	—	—	(2)	(2)
Cash payments	(3)	(1)	—	(4)
Balance at December 27, 2014	$3	$8	$—	$11

5.  Accrued Expenses, Other Current Liabilities and Other Long-Term Liabilities

The following table sets forth the totals included in Accrued expenses and other current liabilities on the Consolidated Balance Sheets:

	December 27, 2014	September 27, 2014
Employee compensation, payroll and other taxes	$86	$99
Interest	55	44
Rebates	57	50
Tax receivable agreement obligation	60	39
Other	76	82
	$334	$314

The following table sets forth the totals included in Other long-term liabilities on the Consolidated Balance Sheets:

	December 27, 2014	September 27, 2014
Lease retirement obligation	$31	$31
Sale-lease back deferred gain	29	30
Pension liability	44	45
Tax receivable agreement obligation	174	234
Other	24	16
	$302	$356

The Company made $39 million of payments related to the income tax receivable agreement ("TRA") in the first fiscal quarter of 2015, of which Apollo Global Management, LLC received $33 million.  The TRA provides for the payment to TRA holders 85% of the amount of cash savings, if any, in U.S. federal, foreign, state and local income tax that are actually realized as a result of the utilization of our net operating losses attributable to periods prior to the initial public offering.

6.  Long-Term Debt

Long-term debt consists of the following:
	Maturity Date	December 27, 2014	September 27, 2014
Term loan	February 2020	$1,379	$1,383
Term loan	January 2021	1,019	1,122
Revolving line of credit	June 2016	—	—
9¾% Second Priority Senior Secured Notes	January 2021	800	800
5½% Second Priority Senior Secured Notes	May 2022	500	500
Capital leases and other	Various	114	113
		3,812	3,918
Less current portion of long-term debt		(56)	(58)
		$3,756	$3,860

The Company’s senior secured credit facilities consist of $2.4 billion of term loans and a $650 million asset based revolving line of credit. The Company was in compliance with all covenants as of December 27, 2014.

In October 2014, the Company elected to make a voluntary one-time $100 million principal payment on the outstanding term loan using existing liquidity.

7.  Financial Instruments and Fair Value Measurements

As part of the overall risk management, the Company uses derivative instruments to reduce exposure to changes in interest rates attributed to the Company’s floating-rate borrowings.  For those derivative instruments that are designated and qualify as hedging instruments, the Company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge, or a hedge of a net investment in a foreign operation.  To the extent hedging relationships are found to be effective, as determined by FASB guidance, changes in the fair value of the derivatives are offset by changes in the fair value of the related hedged item and recorded to Accumulated other comprehensive loss.  Management believes hedge effectiveness is evaluated properly in preparation of the financial statements.

Cash Flow Hedging Strategy

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is reported as a component of Accumulated other comprehensive loss and reclassified into earnings in the same line item associated with the forecasted transaction and in the same period or periods during which the hedged transaction affects earnings.  The categorization of the framework used to price these derivative instruments is considered a Level 3, due to the subjective nature of the unobservable inputs used to determine the fair value.

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

In March 2014, the Company entered into an interest rate swap transaction to manage cash flow variability associated with $1 billion of outstanding variable rate term loan debt. The agreement swaps the greater of a three-month variable LIBOR contract or 1.00% for a fixed three-year rate of 2.59%, with an effective date in February 2016 and expiration in February 2019.  The Company records changes in fair value in Accumulated other comprehensive income and Deferred income taxes.

Derivatives instruments	Balance Sheet Location	December 27, 2014	September 27, 2014
Interest rate swap	Other long-term liabilities	$10	$3

Non-recurring Fair Value Measurements

The Company has certain assets that are measured at fair value on a non-recurring basis when impairment indicators are present.  The assets are adjusted to fair value only when the carrying values exceed the fair values.  The categorization of the framework used to price the assets is considered Level 3, due to the subjective nature of the unobservable inputs used to determine the fair value.  These assets include primarily our definite lived and indefinite lived intangible assets, including Goodwill and our property plant and equipment.  The Company reviews Goodwill and other indefinite lived assets for impairment as of the first day of the fourth fiscal quarter each year, and more frequently if impairment indicators exist. The Company determined Goodwill and other indefinite lived assets were not impaired in our annual fiscal 2014 assessment and no impairment indicators existed in the current quarter.

Included in the following table are the major categories of assets measured at fair value on a non-recurring basis as of December 27, 2014 and September 27, 2014, along with the impairment loss recognized on the fair value measurement during the period:

	As of December 27, 2014
	Level 1	Level 2	Level 3	Total	Impairment
Indefinite-lived trademarks	$—	$—	$207	$207	$—
Goodwill	—	—	1,657	1,657	—
Definite lived intangible assets	—	—	559	559	—
Property, plant, and equipment	—	—	1,331	1,331	2
Total	$—	$—	$3,754	$3,754	$2

	As of September 27, 2014
	Level 1	Level 2	Level 3	Total	Impairment
Indefinite-lived trademarks	$—	$—	$207	$207	$—
Goodwill	—	—	1,659	1,659	—
Definite lived intangible assets	—	—	585	585	—
Property, plant, and equipment	—	—	1,364	1,364	7
Total	$—	$—	$3,815	$3,815	$7

The Company’s financial instruments consist primarily of cash and cash equivalents, long-term debt and capital lease obligations.  The fair value of our long-term indebtedness exceeded book value by $29 million as of December 27, 2014.  The Company’s long-term debt fair values were determined using Level 2 inputs as other significant observable inputs were not available.

8.  Income Taxes

The Company's effective tax rate was 21% and 29% for the quarterly period ended December 27, 2014 and December 28, 2013, respectively.  The primary reason the expense was lower than our statutory rate was the extension of the research and development tax credit through the end of calendar 2014.  A reconciliation of Income tax expense, computed at the federal statutory rate, to Income tax expense, as provided for in the financial statements, is as follows:

	Quarterly Period Ended
	December 27, 2014	December 28, 2013
Income tax expense computed at statutory rate	$6	$3
Research and development credits	(3)	—
Uncertain tax position	—	(1)
Other	—	1
Income tax expense	$3	$3

9.  Operating Segments

The Company's operations are organized into four reportable segments: Rigid Open Top, Rigid Closed Top, Engineered Materials, and Flexible Packaging.  We have manufacturing and distribution centers in the United States, Canada, Mexico, Belgium, France, Australia, Germany, Brazil, Malaysia, India, China, and the Netherlands. The North American operation represents 95% of net sales, 96% of total long-lived assets, and 95% of the total assets.  Selected information by reportable segment is presented in the following table:

	Quarterly Period Ended
	December 27, 2014	December 28, 2013
Net sales:
Rigid Open Top	$257	$261
Rigid Closed Top	373	332
Engineered Materials	349	342
Flexible Packaging	241	205
Total net sales	$1,220	$1,140
Operating income (loss):
Rigid Open Top	$7	$13
Rigid Closed Top	21	30
Engineered Materials	32	25
Flexible Packaging	8	(5)
Total operating income	$68	$63
Depreciation and amortization:
Rigid Open Top	$23	$23
Rigid Closed Top	36	30
Engineered Materials	17	19
Flexible Packaging	15	13
Total depreciation and amortization	$91	$85

	December 27, 2014	September 27, 2014
Total assets:
Rigid Open Top	$1,804	$1,808
Rigid Closed Top	1,910	1,966
Engineered Materials	713	722
Flexible Packaging	749	772
Total assets	$5,176	$5,268
Goodwill:
Rigid Open Top	$681	$681
Rigid Closed Top	826	827
Engineered Materials	70	71
Flexible Packaging	80	80
Total goodwill	$1,657	$1,659

10.  Contingencies and Commitments

The Company is party to various legal proceedings involving routine claims which are incidental to the business.  Although the legal and financial liability with respect to such proceedings cannot be estimated with certainty, the Company believes that any ultimate liability would not be material to the business, financial condition, results of operations, or cash flows of the Company.

11. Basic and Diluted Net Income per Share

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

The following tables and discussion provide a reconciliation of the numerator and denominator of the basic and diluted net income per share computations.  The calculation below provides net income on both basic and diluted basis for the quarterly period ended December 27, 2014 and December 28, 2013:

	Quarterly Period Ended
(in millions, except per share amounts)	December 27, 2014	December 28, 2013
Numerator
Net income	$13	$6
Denominator
Weighted average common shares outstanding - basic	118.2	115.9
Dilutive shares	4.7	4.6
Weighted average common and common equivalent shares outstanding - diluted	122.9	120.5

Per common share income
Basic	$0.11	$0.05
Diluted	$0.11	$0.05

12.  Comprehensive Income

Comprehensive income is comprised of net income and other comprehensive income (loss).  Other comprehensive losses include net unrealized gains or losses resulting from currency translations of foreign subsidiaries, changes in the value of our derivative instruments and adjustments to the pension liability.

The balances related to each component of other comprehensive income (loss) during the three months ended December 27, 2014 were as follows:

	Currency Translation	Defined Benefit Pension and Retiree Health Benefit Plans	Interest Rate Hedges	Accumulated Other Comprehensive Loss
Balance at September 27, 2014	$(36)	$(15)	$8	$(43)
Other comprehensive loss	(14)	—	(7)	(21)
Tax expense	—	—	2	2
Balance at December 27, 2014	$(50)	$(15)	$3	$(62)

13. Guarantor and Non-Guarantor Financial Information

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
	Condensed Supplemental Consolidated Balance Sheet
	December 27, 2014
	Parent	Issuer	Guarantor Subsidiaries	Non— Guarantor Subsidiaries	Eliminations	Total
Current assets	250	99	863	190	—	1,402
Intercompany receivable	—	3,321	—	97	(3,418)	—
Property, plant, and equipment, net	—	81	1,139	111	—	1,331
Other assets	76	1,370	2,207	118	(1,328)	2,443
Total assets	$326	$4,871	$4,209	$516	$(4,746)	$5,176

Current liabilities	57	216	393	76	—	742
Intercompany payable	(282)	—	3,700	—	(3,418)	—
Other long-term liabilities	644	3,838	38	7	—	4,527
Non-controlling interest	13	—	—	13	(13)	13
Stockholders’ equity (deficit)	(106)	817	78	420	(1,315)	(106)
Total liabilities and stockholders’ equity (deficit)	$326	$4,871	$4,209	$516	$(4,746)	$5,176

	September 27, 2014
	Parent	Issuer	Guarantor Subsidiaries	Non— Guarantor Subsidiaries	Eliminations	Total
Current assets	166	171	901	194	—	1,432
Intercompany receivable	—	3,343	—	87	(3,430)	—
Property, plant and equipment, net	—	84	1,162	118	—	1,364
Other assets	69	1,357	2,227	125	(1,306)	2,472
Total assets	$235	$4,955	$4,290	$524	$(4,736)	$5,268

Current liabilities	35	212	435	85	—	767
Intercompany payable	(319)	—	3,749	—	(3,430)	—
Other long-term liabilities	620	3,934	42	6	—	4,602
Non-controlling interest	13	—	—	13	(13)	13
Stockholders’ equity (deficit)	(114)	809	64	420	(1,293)	(114)
Total liabilities and stockholders’ equity (deficit)	$235	$4,955	$4,290	$524	$(4,736)	$5,268

	Condensed Supplemental Consolidated Statements of Operations
	Quarterly Period Ended December 27, 2014
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$159	$948	$113	$—	$1,220
Cost of goods sold	—	147	809	81	—	1,037
Selling, general and administrative	—	16	60	10	—	86
Amortization of intangibles	—	2	21	2	—	25
Restructuring and impairment charges	—	—	4	—	—	4
Operating income (loss)	—	(6)	54	20	—	68
Other income, net	—	(1)	—	—	—	(1)
Interest expense, net	—	7	41	5	—	53
Equity in net income of subsidiaries	(16)	(28)	—	—	44	—
Income (loss) before income taxes	16	16	13	15	(44)	16
Income tax expense (benefit)	3	2	—	1	(3)	3
Net income (loss)	$13	$14	$13	$14	$(41)	$13
Comprehensive income (loss)	$13	$13	$9	$—	$(41)	$(6)

Consolidating Statement of Cash Flows
Cash Flow from Operating Activities	$—	$(16)	$102	$14	$—	$100
Cash Flow from Investing Activities
Additions to property, plant, and equipment	—	(3)	(30)	(2)	—	(35)
Proceeds from sale of assets	—	—	10	—	—	10
(Contributions) distributions to/from subsidiaries	(7)	7	—	—	—	—
Intercompany advances (repayments)	—	55	—	—	(55)	—
Acquisition of business, net of cash acquired	—	—	—	—	—	—
Net cash from investing activities	(7)	59	(20)	(2)	(55)	(25)

Cash Flow from Financing Activities
Proceeds from issuance of common stock	7	—	—	—	—	7
Payment of tax receivable agreement	(39)	—	—	—	—	(39)
Repayments on long-term borrowings	—	(115)	—	(1)	—	(116)
Changes in intercompany balances	39	—	(91)	(3)	55	—
Net cash provided from financing activities	7	(115)	(91)	(4)	55	(148)
Effect of exchange rate on cash	—	—	—	(3)	—	(3)
Net change in cash	—	(72)	(9)	5	—	(76)
Cash and cash equivalents at beginning of period	—	70	15	44	—	129
Cash and cash equivalents at end of period	$—	$(2)	$6	$49	$—	$53

	Quarterly Period Ended December 28, 2013
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$146	$907	$87	$—	$1,140
Cost of goods sold	—	131	762	71	—	964
Selling, general and administrative	—	19	51	7	—	77
Amortization of intangibles	—	3	21	2	—	26
Restructuring and impairment charges	—	—	10	—	—	10
Operating income (loss)	—	(7)	63	7	—	63
Debt extinguishment	—	—	—	—	—	—
Other income, net	—	(1)	—	—	—	(1)
Interest expense, net	13	6	44	(33)	25	55
Equity in net income of subsidiaries	(22)	(58)	—	—	80	—
Income (loss) before income taxes	9	46	19	40	(105)	9
Income tax expense (benefit)	3	16	—	1	(17)	3
Net income (loss)	$6	$30	$19	$39	$(88)	$6
Comprehensive income (loss)	$6	$30	$19	$38	$(88)	$5

Consolidating Statement of Cash Flows
Cash Flow from Operating Activities	$—	$—	$162	$10	$—	$172
Cash Flow from Investing Activities
Additions to property, plant, and equipment	—	(2)	(44)	(1)	—	(47)
Proceeds from sale of assets	—	—	1	—	—	1
(Contributions) distributions to/from subsidiaries	(3)	3	—	—	—	—
Intercompany advances (repayments)	—	30	—	—	(30)	—
Acquisition of business, net of cash acquired	—	—	(62)	(5)	—	(67)
Net cash from investing activities	(3)	31	(105)	(6)	(30)	(113)

Cash Flow from Financing Activities
Proceeds from long-term borrowings	—	—	—	3	—	3
Proceeds from issuance of common stock	3	—	—	—	—	3
Payment of tax receivable agreement	(32)	—	—	—	—	(32)
Repayments on long-term borrowings	—	(13)	—	—	—	(13)
Changes in intercompany balances	32	—	(57)	(5)	30	—
Net cash provided from financing activities	3	(13)	(57)	(2)	30	(39)
Effect of exchange rate on cash	—	—	—	—	—	—
Net change in cash	—	18	—	2	—	20
Cash and cash equivalents at beginning of period	—	116	—	26	—	142
Cash and cash equivalents at end of period	$—	$134	$—	$28	$—	$162

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in our most recent Form 10-K in the section titled “Risk Factors” and other risk factors identified from time to time in our periodic filings with the SEC.  As a result, our actuals may differ materially from those contained in any forward-looking statements.  You should read the explanation of the qualifications and limitations on these forward-looking statements referenced within this report.

Executive Summary

Business.  We operate in the following four segments: Rigid Open Top, Rigid Closed Top, Engineered Materials, and Flexible Packaging.  The Rigid Open Top segment businesses sell primarily containers and foodservice items.  The Rigid Closed Top segment sells closures, overcaps, bottles, prescription containers, and tubes.  Our Engineered Materials segment primarily sells pipeline corrosion protection solutions, tapes and adhesives, PE-based film products, and can liners.  The Flexible Packaging segment primarily sells high barrier, multilayer film products as well as finished flexible packages such as printed bags and pouches.

Acquisitions. We maintain an opportunistic acquisition strategy, which is focused on improving our long-term financial performance, enhancing our market positions, and expanding our product lines, or in some cases, providing us with a new or complementary product line.  In our acquisitions, we seek to obtain businesses for attractive post-synergy multiples, creating value for our stockholders from synergy realization, leveraging the acquired products across our customer base, creating new platforms for future growth, and assuming best practices from the businesses we acquire.  The Company has included the expected benefits of acquisition integrations and restructuring plans within our unrealized synergies, which are in turn recognized in earnings after an acquisition has been fully integrated or the restructuring plan is completed.  While the expected benefits on earnings is estimated at the commencement of each transaction, once the execution of the plan and integration occur, we are generally unable to accurately estimate or track what the ultimate effects have been due to system integrations and movements of activities to multiple facilities.  As historical business combinations and restructuring plans have not allowed us to accurately separate realized synergies compared to what was initially identified, we measure the synergy realization based on the overall segment profitability post integration.

Raw Material Trends. Our primary raw material is plastic resin.  Polypropylene and polyethylene account for approximately 90% of our plastic resin purchases based on the pounds purchased.  Plastic resins are subject to price fluctuations, including those arising from supply shortages and changes in the prices of natural gas, crude oil and other petrochemical intermediates from which resins are produced.  The three month simple average, as published in Chem Data, price per pound were as follows by fiscal year:

	Polyethylene Butene Film			Polypropylene
	2015	2014	2013	2015	2014	2013
1st quarter	$.86	$.82	$.69	$.92	$.89	$.76
2nd quarter	—	.85	.74	—	.95	.96
3rd quarter	—	.86	.77	—	.91	.84
4th quarter	—	.87	.79	—	.92	.89

Due to differences in the timing of passing through resin cost changes to our customers on escalator/de-escalator programs, segments are negatively impacted in the short term when plastic resin costs increase and are positively impacted when plastic resin costs decrease.  This timing lag in passing through raw material cost changes could affect our results as plastic resin costs fluctuate.

Outlook. The Company is impacted by general economic and industrial growth, plastic resin availability and affordability, and general industrial production. Our business has both geographic and end market diversity, which reduces the effect of any one of these factors on our overall performance. Our results are affected by our ability to pass through raw material cost changes to our customers, improve manufacturing productivity and adapt to volume changes of our customers.  Consumer demand for packaged food products has been under pressure for over two years.  During this same period our raw material costs have experienced inflation.  This combination has put pressure on industry margins and asset utilization rates, which the Company has been able to partially offset by pricing actions, asset consolidations, introduction of new products and synergies from acquisitions.  In 2014, commodity grain prices began to fall significantly, and then in December 2014 oil prices dropped precipitously. Just as raw material price increases have negatively impacted our working capital over the past two years, we expect that the trend of decreasing resin prices, to the extent it continues, will have a favorable impact on cash from operating activities over the next several quarters.

Results of Operations

Comparison of the Quarterly Period Ended December 27, 2014 (the “Quarter”) and the Quarterly Period Ended December 28, 2013 (the “Prior Quarter”)

Consolidated Overview
	Quarter	Prior Quarter	$ Change	% Change
Net sales	$1,220	$1,140	$80	7%
Operating income	$68	$63	$5	8%
Operating income percentage of net sales	6%	6%

Net sales increased from $1,140 million in the Prior Quarter to $1,220 million in the Quarter.  This increase is primarily attributed to net sales from businesses acquired in the last twelve months of 6% and selling price increases of 3% due to higher resin prices shown above and general price increases to cover non-resin related cost inflation partially offset by a 2% volume decline primarily related to soft customer demand.

Operating income increased from $63 million in the Prior Quarter to $68 million in the Quarter.  This increase is primarily attributed to a $4 million improvement in the relationship of net selling price to raw material costs, $5 million improvement in operating performance in manufacturing, and a $6 million decrease in business integration expenses.  Business integration expenses consist of restructuring and impairment charges and other business optimization costs.  These improvements are partially offset by $7 million from base volume declines and operating losses from businesses acquired in the last twelve months.  Acquisition operating income (loss) is generally analyzed in total until the acquisition has been included in our results for a full year.

Rigid Open Top
	Quarter	Prior Quarter	$ Change	% Change
Net sales	$257	$261	$(4)	(2%)
Operating income	$7	$13	$(6)	(46%)
Operating income percentage of net sales	3%	5%

Net sales in the Rigid Open Top segment decreased from $261 million in the Prior Quarter to $257 million in the Quarter as a result of a volume decline of 6%.  The volume decline is related to general market softness and the Company entering into new agreements in the Prior Quarter with several existing thermoformed drink cup customers where our prior contracts provided high market shares at those accounts.  The volume decline was partially offset by net selling price increases of 5% due to the pass through of higher raw material and freight costs.

Operating income for the Rigid Open Top segment decreased from $13 million in the Prior Quarter to $7 million in the Quarter.  This decrease is primarily attributed to $3 million from base volume declines, $1 million decline in operating performance in manufacturing, and $1 million of increased business integration expenses.

Rigid Closed Top
	Quarter	Prior Quarter	$ Change	% Change
Net sales	$373	$332	$41	12%
Operating income	$21	$30	$(9)	(30%)
Operating income percentage of net sales	6%	9%

Net sales in the Rigid Closed Top segment increased from $332 million in the Prior Quarter to $373 million in the Quarter primarily as a result of acquisition volume of 11% attributed to the United States portion of the Healthcare Containers and Closures business purchased from Rexam (“C&C”).

Operating income for the Rigid Closed Top segment decreased from $30 million in the Prior Quarter to $21 million in the Quarter. This decrease is primarily attributed to $8 million of operating losses from the C&C acquisition as a result of business integration expenses and $3 million in increased depreciation and amortization partially offset by a $5 million decline in selling, general, and administrative expenses driven by synergies from the C&C acquisition.

Engineered Materials
	Quarter	Prior Quarter	$ Change	% Change
Net sales	$349	$342	$7	2%
Operating income	$32	$25	$7	28%
Operating income percentage of net sales	9%	7%

The Engineered Materials segment net sales increased from $342 million in the Prior Quarter to $349 million in the Quarter primarily as a result of net selling price increases of 3% due to the pass through of higher raw material costs partially offset by a 1% base volume decline primarily attributed to soft customer demand in our corrosion protection and housewares products.

Operating income for the Engineered Materials segment improved from $25 million in the Prior Quarter to $32 million in the Quarter.  This increase is primarily attributed to a $3 million reduction in business integration costs, a $2 million improvement in operating performance in manufacturing and a $2 million decrease in depreciation and amortization expense.

Flexible Packaging
	Quarter	Prior Quarter	$ Change	% Change
Net sales	$241	$205	$36	18%
Operating income	$8	$(5)	$13	260%
Operating income percentage of net sales	3%	(2%)

The Flexible Packaging segment net sales increased from $205 million in the Prior Quarter to $241 million in the Quarter as a result of acquisition volume of 16% and selling price increases of 3%.

Operating income for the Flexible Packaging segment improved from an operating loss of $5 million in the Prior Quarter to operating income of $8 million in the Quarter. This increase is primarily attributed to a $3 million improvement in operating performance in manufacturing, $3 million improvement in the relationship of net selling price to raw material and freight costs, $4 million benefit from businesses acquired in the last 12 months, and a $5 million reduction in business integration costs partially offset by a $1 million base volume decline and increased depreciation and amortization expense.

Other income
	Quarter	Prior Quarter	$ Change	% Change
Other income, net	$(1)	$(1)	-	-

Other income was $1 million in both the current Quarter and the Prior Quarter due to gains realized on the sale of assets.

Interest expense
	Quarter	Prior Quarter	$ Change	% Change
Interest expense, net	$53	$55	$(2)	(4%)

Interest expense decreased from $55 million in the Prior Quarter to $53 million in the Quarter primarily as the result of the retirement of the 9½% second priority senior secured notes and corresponding issuance of the 5½% second priority senior secured notes in May 2014.

Income tax expense
	Quarter	Prior Quarter	$ Change	% Change
Income tax expense	$3	$3	-	-

For the Quarter, we recorded an income tax expense of $3 million compared to income tax expense of $3 million in the Prior Quarter.  The effective tax rate for the Quarter is impacted by discrete items, including certain international entities for which a full valuation allowance is recognized and $3 million of federal and state research and development tax credits recognized in the Quarter due to the extension of the research and development credit through the end of calendar 2014.

Liquidity and Capital Resources

Senior Secured Credit Facility

We manage our global cash requirements considering (i) available funds among the many subsidiaries through which we conduct business, (ii) the geographic location of our liquidity needs, and (iii) the cost to access international cash balances.  Our U.S. operations generate sufficient cash flows to fund their liquidity needs and do not depend on cash located outside the U.S. for their operation. In the U.S., we have a $650 million asset based revolving line of credit (“Credit Facility”), which matures in June 2016.  The availability under the revolving line of credit is the lesser of $650 million or based on a defined borrowing base which is calculated based on available accounts receivable and inventory.  In October 2014, the Company elected to make a voluntary one-time $100 million principal payment on the outstanding term loan, using existing liquidity.

Our fixed charge coverage ratio, as defined in the revolving credit facility, is calculated based on a numerator consisting of adjusted EBITDA less pro forma adjustments, income taxes paid in cash and capital expenditures, and a denominator consisting of scheduled principal payments in respect of indebtedness for borrowed money, interest expense and certain distributions.  We are obligated to sustain a minimum fixed charge coverage ratio of 1.0 to 1.0 under the revolving credit facility at any time when the aggregate unused capacity under the revolving credit facility is less than 10% of the lesser of the revolving credit facility commitments and the borrowing base (and for 10 business days following the date upon which availability exceeds such threshold) or during the continuation of an event of default.    Our fixed charge ratio was 2.4 to 1.0 at December 27, 2014.

Despite not having financial maintenance covenants, our debt agreements contain certain negative covenants.  The failure to comply with these negative covenants could restrict our ability to incur additional indebtedness, effect acquisitions, enter into certain significant business combinations, make distributions or redeem indebtedness.  The term loan facility contains a negative covenant first lien secured leverage ratio covenant of 4.0 to 1.0 on a pro forma basis for a proposed transaction, such as an acquisition or incurrence of additional first lien debt.  Our first lien secured leverage ratio was 3.0 to 1.0 at December 27, 2014.

A key financial metric utilized in the calculation of the first lien leverage ratio is Adjusted EBITDA as defined in the Company’s senior secured credit facilities.  The following table reconciles (i) our Adjusted EBITDA to operating income and (ii) our Adjusted Free Cash Flow to cash flow from operating activities, in each case, for the four quarters and quarterly period ended December 27, 2014:

	December 27, 2014
	Four Quarters Ended	Quarterly Period Ended
Adjusted EBITDA	$828	$183
Depreciation and amortization	(364)	(91)
Business optimization and other expense (a)	(85)	(19)
Restructuring and impairment	(24)	(4)
Pro forma acquisitions	(14)	—
Unrealized cost savings	(20)	(1)
Operating income	$321	$68
Cash flow from operating activities	$458	$100

Net additions to property, plant and equipment	(175)	(25)
Payments of tax receivable agreement	(39)	(39)
Adjusted free cash flow	$244	$36
Cash flow from investing activities	(334)	(25)
Cash flow from financing activities	(228)	(148)
(a) Includes business optimization, integration expenses and non-cash charges

Adjusted EBITDA and Adjusted Free Cash Flow, as presented in this document, are supplemental financial measures that are not required by, or presented in accordance with, generally accepted accounting principles in the United States (“GAAP”).  Adjusted EBITDA and Adjusted Free Cash Flow are not GAAP financial measures and should not be considered as an alternative to operating or net income or cash flows from operating activities, in each case determined in accordance with GAAP.  We define “Adjusted EBITDA” as operating income before depreciation, amortization, and certain restructuring and business optimization charges and as adjusted for unrealized cost reductions and acquired businesses, including unrealized synergies, which are more particularly defined in our credit documents and the indentures governing our notes. Adjusted EBITDA is used by our lenders for debt covenant compliance purposes and by our management as one of several measures to evaluate management performance. While the determination of appropriate adjustments in the calculation of Adjusted EBITDA is subject to interpretation under the terms of the Credit Facility, management believes the adjustments described above are in accordance with the covenants in the Credit Facility.  Adjusted EBITDA eliminates certain charges that we believe do not reflect operations and underlying operational performance. Although we use Adjusted EBITDA as a financial measure to assess the performance of our business, the use of Adjusted EBITDA has important limitations, including that (1) Adjusted EBITDA does not represent funds available for dividends, reinvestment or other discretionary uses; (2) Adjusted EBITDA does not reflect cash outlays for capital expenditures or contractual commitments; (3) Adjusted EBITDA does not reflect changes in, or cash requirements for, working capital; (4) Adjusted EBITDA does not reflect the interest expense or the cash requirements necessary to service interest or principal payments on indebtedness; (5) Adjusted EBITDA does not reflect income tax expense or the cash necessary to pay income taxes; (6) Adjusted EBITDA excludes depreciation and amortization and, although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Adjusted EBITDA does not reflect cash requirements for such replacements; and (7) Adjusted EBITDA does not reflect the impact of earnings or charges resulting from matters we consider not to be indicative of our ongoing operations.

We define “Adjusted Free Cash Flow” as cash flow from operating activities less additions to property, plant and equipment and payments of the tax receivable agreement. We use Adjusted Free Cash Flow as a measure of liquidity because it assists us in assessing our company’s ability to fund its growth through its generation of cash. We believe Adjusted Free Cash Flow is useful to an investor in evaluating our liquidity because Adjusted Free Cash Flow and similar measures are widely used by investors, securities analysts and other interested parties in our industry to measure a company’s liquidity without regard to revenue and expense recognition, which can vary depending upon accounting methods. Although we use Adjusted Free Cash Flow as a liquidity measure to assess our ability to generate cash, the use of Adjusted Free Cash Flow has important limitations, including that: (1) Adjusted Free Cash Flow does not reflect the cash requirements necessary to service principal payments on our indebtedness; and (2) Adjusted Free Cash Flow removes the impact of accrual basis accounting on asset accounts and non-debt liability accounts.  Our projected Adjusted Free Cash flow for fiscal 2015 assumes $589 million of cash flow from operations, $230 million of net additions to property, plant, and equipment and $39 million of payment under our tax receivable agreement.

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

Tax Receivable Agreement

The Company made $39 million of payments related to the income tax receivable agreement ("TRA") in the first fiscal quarter of 2015, of which Apollo Global Management, LLC received $33 million.  The $39 million payment represents the only TRA payment required in fiscal 2015.

Cash Flows

Net cash provided by operating activities decreased from $172 million in the Prior Quarter to $100 million in the Quarter.  The change is primarily attributed to a decrease in working capital primarily as a result of inflation and timing on inventories and accounts payable.

Net cash used in investing activities decreased from $113 million in the Prior Quarter to $25 million in the Quarter primarily as a result of the acquisition of Graphic Flexible Packaging LLC’s flexible plastics and films business. Our capital expenditures are forecasted at $230 million for fiscal 2015 and will be funded from cash flows from operating activities and existing liquidity.

Net cash used in financing activities was $39 million in the Prior Quarter compared to $148 million in the Quarter.  The change is primarily attributed to the $100 million voluntary principal payment made on our term debt in the Quarter.

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

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

We are exposed to market risk from changes in interest rates primarily through our senior secured credit facilities.  Our senior secured credit facilities are comprised of (i) $2.4 billion term loans and (ii) a $650 million revolving credit facility.  At December 27, 2014, the Company had no outstanding balance on the revolving credit facility.  Borrowings under our senior secured credit facilities bear interest, at our option, at either an alternate base rate or an adjusted LIBOR rate for a one-, two-, three- or six month interest period, or a nine- or twelve-month period, if available to all relevant lenders, in each case, plus an applicable margin.  The alternate base rate is the greater of (i) in the case of our term loans, Credit Suisse’s prime rate or, in the case of our revolving credit facility, Bank of America's prime rate and (ii) one-half of 1.0% over the weighted average of rates on overnight Federal Funds as published by the Federal Reserve Bank of New York.  At December 27, 2014, the LIBOR rate of 0.3% applicable to the term loan was below the LIBOR floor of 1.00%.  A 0.25% change in LIBOR would not have a material impact on our interest expense.

In March 2014, the Company entered into an interest rate swap transaction to manage cash flow variability associated with $1 billion of outstanding variable rate term loan debt. The agreement swaps the greater of a three-month variable LIBOR contract or 1.00% for a fixed three-year rate of 2.59%, with an effective date in February 2016 and expiration in February 2019.  The Company records changes in fair value in accumulated other comprehensive income and deferred taxes.

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

The Company's management, with the participation of the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures as of December 27, 2014.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 27, 2014, the design and operation of our disclosure controls and procedures were effective at the reasonable assurance level.

(b)	Changes in internal controls.

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 27, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6.                        Exhibits

10.1	Fourth Amended and Restated Stockholders Agreement, by and among Berry Plastics Group, Inc. and those stockholders listed on Schedule A thereto, dated as of January 15, 2015
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer
32.1	Section 1350 Certification of the Chief Executive Officer
32.2	Section 1350 Certification of the Chief Financial Officer
101.	Interactive Data Files

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Berry Plastics Group, Inc.

	By:	/s/ Mark W. Miles
January 30, 2015		Mark W. Miles
Chief Financial Officer