Form 10-K/A
period 2014-09-27
BERRY PLASTICS GROUP INC
filed 2015-02-02
CIK 1378992

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [X] No [  ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act.  Yes [  ] No [X]

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.  Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K:  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, or non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
      Large accelerated filer [X]           Accelerated filer [   ]           Non-accelerated filer [   ]     Small reporting company [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [  ] No [X]

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

Documents Incorporated by Reference

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends Berry Plastics Group Inc.’s Annual Report on Form 10-K for the fiscal year ended September 27, 2014 (the “Form 10-K”), as filed with the Securities and Exchange Commission on November 24, 2014, and is being filed solely to amend the Report of Independent Registered Public Accounting Firm (the “Audit Report”) contained in Item 8 of the Form 10-K to correct an inadvertent omission of an explanatory paragraph describing the exclusion of acquisitions from the scope of their report on internal control over financial reporting.

Pursuant to Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, we have included the entire text of Item 8 of the Form 10-K in this Amendment. However, there have been no changes to the text of such item other than the change stated in the immediately preceding paragraph. Furthermore, there have been no changes to the XBRL data filed in Exhibit 101 of the Form 10-K.

Except as expressly set forth above, this Amendment does not, and does not purport to, amend, update or restate the information in any other item of the Form 10-K or reflect any events that have occurred after the filing of the original Form 10-K.

TABLE OF CONTENTS
FORM 10-K/A FOR THE FISCAL YEAR ENDED SEPTEMBER 27, 2014

		Page
	PART II
Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	4
	PART IV
Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	5

PART II

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements
Reports of Independent Registered Public Accounting Firm	6
Consolidated Balance Sheets as of fiscal 2014 and 2013	8
Consolidated Statements of Income and Comprehensive Income for fiscal 2014, 2013 and 2012	9
Consolidated Statements of Changes in Stockholders' Equity as of fiscal 2014, 2013 and 2012	10
Consolidated Statements of Cash Flows for fiscal 2014, 2013 and 2012	11
Notes to Consolidated Financial Statements	12

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

As indicated in the accompanying Management’s Report on Internal Controls over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Graphic Flexible Packaging LLC; Qingdao P&B Co., Ltd; and Rexam Healthcare Containers and Closures, which are included in the 2014 consolidated financial statements of Berry Plastics Group, Inc. and constituted 6% of total assets as of September 27, 2014 and 4% of net sales for the year then ended. Our audit of internal control over financial reporting of Berry Plastics Group, Inc. also did not include an evaluation of the internal control over financial reporting of Graphic Flexible Packaging LLC; Qingdao P&B Co., Ltd; and Rexam Healthcare Containers and Closures.

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

Condensed Supplemental Consolidated Statements of Operations
	Fiscal 2014
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales	$-	$638	$3,904	$416	$-	$4,958
Cost of goods sold	-	557	3,284	349	-	4,190
Selling, general and administrative	-	52	232	36	-	320
Amortization of intangibles	-	10	84	8	-	102
Restructuring and impairment charges	-	-	30	-	-	30
Operating income	-	19	274	23	-	316
Debt extinguishment	-	35	-	-	-	35
Other income, net	(3)	-	(4)	-	-	(7)
Interest expense, net	34	27	176	(97)	81	221
Equity in net income of subsidiaries	(98)	(218)	-	-	316	-
Income (loss) before income taxes	67	175	102	120	(397)	67
Income tax expense (benefit)	4	44	-	5	(49)	4
Consolidated net income (loss)	63	131	102	115	(348)	63
Net income(loss) attributable to non-controlling interests	1	-	-	-	-	1
Net income(loss) attributable to the Company	$62	$131	$102	$115	$(348)	$62
Currency translation	-	-	-	(16)	-	(16)
Interest rate hedges	-	(3)	-	-	-	(3)
Defined benefit pension and retiree benefit plans	-	(11)	-	-	-	(11)
Provision for income taxes related to other comprehensive income items	-	5	-	-	-	5
Comprehensive income (loss)	$62	$122	$102	$99	$(348)	$37

	Fiscal 2013
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales	$-	$571	$3,706	$370	$-	$4,647
Cost of sales	-	506	3,021	308	-	3,835
Selling, general and administrative	-	58	314	40	-	412
Restructuring and impairment charges	-	1	13	-	-	14
Operating income	-	6	358	22	-	386
Other income	-	56	1	-	-	57
Interest expense, net	47	24	201	(120)	92	244
Equity in net income of subsidiaries	(132)	(297)	-	-	429	-
Net income (loss) before income taxes	85	223	156	142	(521)	85
Income tax expense (benefit)	28	80	-	2	(82)	28
Net income (loss)	$57	$143	$156	$140	$(439)	$57
Currency translation	-	-	-	(5)	-	(5)
Interest rate hedges	-	20	-	-	-	20
Defined benefit pension and retiree benefit plans	-	34	-	-	-	34
Provision for income taxes related to other comprehensive income items	-	(20)	-	-	-	(20)
Comprehensive income (loss)	$57	$177	$156	$135	$(439)	$86

	Fiscal 2012
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales	$-	$579	$3,829	$358	$-	$4,766
Cost of sales	-	520	3,151	313	-	3,984
Selling, general and administrative expenses	-	62	329	35	-	426
Restructuring and impairment charges, net	-	1	29	1	-	31
Operating income (loss)	-	(4)	320	9	-	325
Other income	-	(7)	-	-	-	(7)
Interest expense, net	54	39	261	(110)	84	328
Equity in net income of subsidiaries	(58)	(173)	-	-	231	-
Net income (loss) before income taxes	4	137	59	119	(315)	4
Income tax expense (benefit)	2	46	1	3	(50)	2
Net income (loss)	$2	$91	$58	$116	$(265)	$2
Currency translation	-	-	-	6	-	6
Interest rate hedges	-	4	-	-	-	4
Defined benefit pension and retiree benefit plans	-	-	(14)	-	-	(14)
Provision for income taxes related to other comprehensive income items	-	(1)	6	-	-	5
Comprehensive income (loss)	$2	$94	$50	$122	$(265)	$3

	Condensed Supplemental Consolidated Balance Sheet As of fiscal year-end 2014
Assets	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Current assets:
Cash and cash equivalents	$-	$70	$15	$44	$-	$129
Accounts receivable, net	-	35	377	79	-	491
Intercompany receivable	-	3,343	-	87	(3,430)	-

Inventories	-	51	496	57	-	604
Deferred income taxes	166	-	-	-	-	166
Prepaid expenses and other current	-	15	13	14	-	42
Total current assets	166	3,514	901	281	(3,430)	1,432
Property, plant and equipment, net	-	84	1,162	118	-	1,364
Intangible assets, net	-	120	2,226	125	-	2,471
Inestment in subsidiaries	69	1,237	-	-	(1,306)	-
Other assets	-	-	1	-	-	1
Total assets	$235	$4,955	$4,290	$524	$(4,736)	$5,268

Liabilities and equity
Current liabilities:
Accounts payable	$-	$31	$303	$61	$-	$395
Accrued expenses and other current liabilities	35	127	132	20	-	314
Intercompany payable	(319)	-	3,749	-	(3,430)	-
Current portion of long-term debt	-	54	-	4	-	58
Total current liabilities	(284)	212	4,184	85	(3,430)	767
Long-term debt, less current portion	-	3,858	-	2	-	3,860
Deferred income taxes	386	-	-	-	-	386
Other long-term liabilities	234	76	42	4	-	356
Total long-term liabilities	620	3,934	42	6	-	4,602
Total liabilities	336	4,146	4,226	91	(3,430)	5,369

Redeemable non-controlling interests	13	-	-	-		13
Other equity (deficit)	(114)	809	64	433	(1,306)	(114)
Total equity (deficit)	(114)	809	64	433	(1,306)	(114)
Total liabilities and equity (deficit)	$235	$4,955	$4,290	$524	$(4,736)	$5,268

	Condensed Supplemental Consolidated Balance Sheet As of fiscal year-end 2013
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$-	$116	$-	$26	$-	$142
Accounts receivable, net of allowance	-	5	371	73	-	449
Intercompany receivable	348	3,448	-	40	(3,836)	-

Inventories	-	53	482	40	-	575
Deferred income taxes	139	-	-	-	-	139
Prepaid expenses and other current	-	12	11	19	(10)	32
Total current assets	487	3,634	864	198	(3,846)	1,337
Property, plant and equipment, net	-	115	1,079	72	-	1,266
Intangible assets, net	8	139	2,275	106	(8)	2,520
Investment in subsidiaries	760	905	-	-	(1,665)	-
Other assets	-	10	2	631	(631)	12
Total assets	$1,255	$4,803	$4,220	$1,007	$(6,150)	$5,135
Liabilities and equity
Current liabilities:
Accounts payable	$-	$9	$262	$66	$-	$337
Accrued and other current liabilities	41	119	112	15	(11)	276
Intercompany payable	-	-	3,837	-	(3,837)	-
Long-term debt-current portion	-	69	-	2	-	71
Total current liabilities	41	197	4,211	83	(3,848)	684
Long-term debt	740	3,855	-	2	(722)	3,875
Deferred tax liabilities	385	-	-	-	-	385
Other long-term liabilities	285	64	44	4	(10)	387
Total long-term liabilities	1,410	3,919	44	6	(732)	4,647
Total liabilities	1,451	4,116	4,255	89	(4,580)	5,331

Redeemable shares	-	-	-	-		-
Other equity (deficit)	(196)	687	(35)	918	(1,570)	(196)
Total equity (deficit)	(196)	687	(35)	918	(1,570)	(196)
Total liabilities and equity (deficit)	$1,255	$4,803	$4,220	$1,007	$(6,150)	$5,135

Condensed Supplemental Consolidated Statements of Cash Flows
	Fiscal 2014
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Cash Flow from Operating Activities	$-	$27	$473	$30	$-	$530

Cash Flow from Investing Activities
Additions to property, plant, and equipment	-	(6)	(200)	(9)	-	(215)
Proceeds from sale of assets	-	-	19	-	-	19
Investment in Parent	-	-	-	-	-	--
(Contributions) distributions to/from subsidiaries	723	(2)	-	721	(1,442)	-
Intercompany advances (repayments)	-	20	-	-	(20)	-
Investment in Issuer debt securities	-	-	-	-	-	-
Acquisition of business, net of cash acquired	-	-	(136)	(90)	-	(226)
Net cash from investing activities	723	12	(317)	622	(1,462)	(422)

Cash Flow from Financing Activities
Proceeds from long-term borrowings	-	1,627	-	-	-	1,627
Proceeds from initial public offering	-	-	-	-	-	-
Payment of tax receivable agreement	(32)	-	-	-	-	(32)
Proceed from issuance of common stock	17	-	-	-	-	17
Repayment of note receivable	-	-	-	-	-	-
Repayment of long-term borrowings	(740)	(1,668)	-	-	721	(1,687)
Changes in intercompany balances	32	-	(141)	89	20	-
Contribution from Parent	-	-	-	(721)	721	-
Debt financing costs	-	(44)	-	-	-	(44)
Net cash from financing activities	(723)	(85)	(141)	(632)	1,462	(119)
Effect of currency translation on cash	-	-	-	(2)	-	(2)
Net change in cash and cash equivalents	-	(46)	15	18	-	(13)
Cash and cash equivalents at beginning of period	-	116	-	26	-	142
Cash and cash equivalents at end of period	$-	$70	$15	$44	$-	$129

	Fiscal 2013
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Cash Flow from Operating Activities	$-	$11	$417	$36	$-	$464

Cash Flow from Investing Activities
Additions to property, plant, and equipment	-	(7)	(218)	(14)	-	(239)
Proceeds from disposal of assets	-	1	17	-	-	18
Investment in Parent	-	-	-	(21)	21	--
(Contributions) distributions to/from subsidiaries	(462)	441	-	-	21	-
Intercompany advances (repayments)	-	210	-	-	(210)	-
Investment in Issuer debt securities	-	-	-	-	-	-
Acquisition of business net of cash acquired	-	-	(24)	-	-	(24)
Net cash from investing activities	(462)	645	(225)	(35)	(168)	(245)

Cash Flow from Financing Activities
Proceeds from long-term debt	-	1,391	-	-	-	1,391
IPO proceeds	438	-	-	-	-	438
Payment of TRA	(5)	(5)	-	-	5	(5)
Proceed from issuance of common stock	27	-	-	-	-	27
Repayment of note receivable	2	2	-	-	(2)	2
Repayment of long-term debt	-	(1,955)	-	(2)	(21)	(1,978)
Changes in intercompany balances	-	-	(192)	(15)	207	-
Contribution from Parent	-	-	-	21	(21)	-
Deferred financing costs	-	(39)	-	-	-	(39)
Net cash from financing activities	462	(606)	(192)	4	168	(164)
Net change in cash and cash equivalents	-	50	-	5	-	55
Cash and cash equivalents at beginning of period	-	66	-	21	-	87
Cash and cash equivalents at end of period	$-	$116	$-	$26	$-	$142

	Fiscal 2012
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Cash Flow from Operating Activities	$-	$(22)	$504	$(3)	$-	$479

Cash Flow from Investing Activities
Additions to property, plant, and equipment	-	(9)	(209)	(12)	-	(230)
Proceeds from disposal of assets	-	-	30	-	-	30
Investment in Parent	-	-	-	(4)	4	--
(Contributions) distributions to/from subsidiaries	16	(20)	-	-	4	-
Intercompany advances (repayments)	-	258	-	-	(258)	-
Investment in Issuer debt securities	-	-	-	-	-	-
Acquisition of business net of cash acquired	-	-	7	(62)	-	(55)
Net cash from investing activities	16	229	(172)	(78)	(250)	(255)

Cash Flow from Financing Activities
Proceeds from long-term debt	-	-	-	2	-	2
Equity contributions	-	(6)	-	-	-	(6)
Repayment of long-term debt	(16)	(155)	-	-	(4)	(175)
Changes in intercompany balances	-	-	(337)	79	258	-
Contribution from Parent	-	-	-	4	(4)	-
Deferred financing costs	-	-	-	-	-	-
Net cash from financing activities	(16)	(161)	(337)	85	250	(179)
Net change in cash and cash equivalents	-	46	(5)	4	-	45
Cash and cash equivalents at beginning of period	-	20	5	17	-	42
Cash and cash equivalents at end of period	$-	$66	$-	$21	$-	$87

16. Quarterly Financial Data (Unaudited)

The following table contains selected unaudited quarterly financial data for fiscal years 2014 and 2013.

	2014				2013
	First	Second	Third	Fourth	First	Second	Third	Fourth
Net sales	$1,140	$1,210	$1,298	$1,310	$1,072	$1,150	$1,221	$1,204
Cost of sales	964	1,023	1,089	1,114	895	936	998	1,006
Gross profit	176	187	209	196	177	214	223	198

Net income (loss) attributable to the Company	$6	$12	$15	$29	$(10)	$1	$40	$26

Net income (loss) attributable to the Company per share:
Basic	0.05	0.10	0.13	0.25	(0.09)	0.01	0.35	0.23
Diluted	0.05	0.10	0.12	0.24	(0.09)	0.01	0.33	0.22

17.  Subsequent Events

In the first fiscal quarter of 2015, the Company made a voluntary principal payment on the term loan of $100 million.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 2nd day of February, 2015.

BERRY PLASTICS GROUP, INC.

By:	/s/ Jonathan D. Rich
Jonathan D. Rich
Chairman and Chief Executive Officer

Exhibit No.

23.1	Consent of Independent Registered Public Accounting Firm
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer
32.1	Section 1350 Certification of the Chief Executive Officer
32.2	Section 1350 Certification of the Chief Financial Officer