Form 10-Q
period 2015-04-28
BERRY PLASTICS GROUP INC
filed 2015-05-05
CIK 1378992

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

 [X]     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 28, 2015
or

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
      Large accelerated filer [  X  ]           Accelerated filer [    ]              Non-accelerated filer [    ] Small reporting company [    ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).             Yes[    ]   No[ X ]

Class	Outstanding at May 5, 2015
Common Stock, $.01 par value per share	119.4 million shares

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

Berry Plastics Group, Inc.
Form 10-Q Index
For Quarterly Period Ended March 28, 2015

Part I.  Financial Information

Item 1.     Financial Statements
Berry Plastics Group, Inc.
Consolidated Statements of Income
(Unaudited)
(in millions of dollars, except per share amounts)

	Quarterly Period Ended		Two Quarterly Periods Ended
	March 28, 2015	March 29, 2014	March 28, 2015	March 29, 2014
Net sales	$1,224	$1,210	$2,444	$2,350
Costs and expenses:
Cost of goods sold	1,000	1,023	2,037	1,987
Selling, general and administrative	86	82	171	159
Amortization of intangibles	23	25	48	51
Restructuring and impairment charges	3	3	8	13
Operating income	112	77	180	140
Debt extinguishment	—	2	—	2
Other expense (income), net	1	—	—	(1)
Interest expense, net	52	57	105	112
Income before income taxes	59	18	75	27
Income tax expense	21	6	24	9
Consolidated net income	$38	$12	$51	$18

Net income per share:
Basic	$0.32	$0.10	$0.43	$0.15
Diluted	0.31	0.10	0.41	0.15
Outstanding weighted-average shares:
Basic	119.0	116.6	118.7	116.3
Diluted	124.1	121.7	123.4	120.5

Berry Plastics Group, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)
(in millions of dollars)

	Quarterly Period Ended		Two Quarterly Periods Ended
	March 28, 2015	March 29, 2014	March 28, 2015	March 29, 2014
Consolidated net income	$38	$12	$51	$18
Currency translation	(20)	(3)	(34)	(4)
Interest rate hedge	(13)	3	(20)	3
Provision for income taxes related to other comprehensive income items	4	(1)	6	(1)
Comprehensive income	$9	$11	$3	$16

See notes to consolidated financial statements.

Berry Plastics Group, Inc.
Consolidated Balance Sheets
 (in millions of dollars)
	March 28, 2015	September 27, 2014
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$119	$129
Accounts receivable (less allowance of $2 at March 28, 2015 and $3 at September 27, 2014)	481	491
Inventories:
Finished goods	348	353
Raw materials and supplies	261	251
	609	604
Deferred income taxes	246	166
Prepaid expenses and other current assets	33	42
Total current assets	1,488	1,432
Property, plant, and equipment, net	1,315	1,364
Goodwill, intangible assets and deferred costs, net	2,410	2,471
Other assets	1	1
Total assets	$5,214	$5,268
Liabilities
Current liabilities:
Accounts payable	$365	$395
Accrued expenses and other current liabilities	322	314
Current portion of long-term debt	43	58
Total current liabilities	730	767
Long-term debt, less current portion	3,767	3,860
Deferred income taxes	480	386
Other long-term liabilities	310	356
Total liabilities	5,287	5,369
Redeemable non-controlling interest	13	13

Stockholders’ equity (deficit)

Common stock (119.4 and 118.0 shares issued, respectively)	1	1
Additional paid-in capital	392	367
Non-controlling interest	3	3
Accumulated deficit	(391)	(442)
Accumulated other comprehensive loss	(91)	(43)
Total stockholders’ equity (deficit)	(86)	(114)
Total liabilities and stockholders’ equity (deficit)	$5,214	$5,268

See notes to consolidated financial statements.

Berry Plastics Group, Inc.
Consolidated Statement of Changes in Stockholders’ Equity (Deficit)
For the Two Quarterly Period Ended March 28, 2015 and March 29, 2014
(Unaudited)
(in millions of dollars)

	Common Stock	Additional Paid-in Capital	Non-controlling Interest	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at September 28, 2013	$1	$322	$3	$(18)	$(504)	$(196)
Proceeds from issuance of common stock	—	10	—	—	—	10
Obligation under tax receivable agreement	—	13	—	—	—	13
Stock compensation expense	—	10	—	—	—	10
Consolidated net income				—	18	18
Interest rate hedge, net of tax	—	—	—	2	—	2
Currency translation	—	—	—	(4)	—	(4)
Balance at March 29, 2014	$1	$355	$3	$(20)	$(486)	$(147)
Balance at September 27, 2014	$1	$367	$3	$(43)	$(442)	$(114)
Proceeds from issuance of common stock	—	13	—	—	—	13
Stock compensation expense	—	12	—	—	—	12
Consolidated net income	—	—	—	—	51	51
Interest rate hedge, net of tax	—	—	—	(14)	—	(14)
Currency translation	—	—	—	(34)	—	(34)
Balance at March 28, 2015	$1	$392	$3	$(91)	$(391)	$(86)

See notes to consolidated financial statements.

Berry Plastics Group, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
	Two Quarterly Periods Ended
	March 28, 2015	March 29, 2014
Cash Flows from Operating Activities:
Consolidated net income	$51	$18
Adjustments to reconcile net cash provided by operating activities:
Depreciation	128	119
Amortization of intangibles	48	51
Non-cash interest expense	3	4
Deferred income tax	22	10
Debt extinguishment	—	2
Stock compensation expense	12	10
Impairment of long-lived assets	2	2
Other non-cash items	(1)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(1)	(8)
Inventories	(10)	(35)
Prepaid expenses and other assets	(2)	1
Accounts payable and other liabilities	(40)	76
Net cash from operating activities	212	250
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(79)	(114)
Proceeds from sale of assets	13	1
Acquisition of business, net of cash acquired	—	(96)
Net cash from investing activities	(66)	(209)
Cash Flows from Financing Activities:
Proceeds from long-term borrowings	—	1,126
Repayments on long-term borrowings	(125)	(1,150)
Proceeds from issuance of common stock	13	10
Payment of tax receivable agreement	(39)	(32)
Debt financing costs	—	(11)
Net cash from financing activities	(151)	(57)
Effect of exchange rate changes on cash	(5)	—
Net change in cash	(10)	(16)
Cash and cash equivalents at beginning of period	129	142
Cash and cash equivalents at end of period	$119	$126

See notes to consolidated financial statements.

Berry Plastics Group, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
(tables in millions of dollars, except per share data)
1.  Basis of Presentation

The accompanying unaudited Consolidated Financial Statements of Berry Plastics Group, Inc. ("the Company") have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included, and all subsequent events up to the time of the filing have been evaluated. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s most recent Form 10-K filed with the Securities and Exchange Commission.

2. Recently Issued Accounting Pronouncements

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (FASB) issued a final standard on revenue recognition. Under the new standard, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In order to do so, an entity would follow the five-step process for in-scope transactions: 1) identify the contract with a customer, 2) identify the separate performance obligations in the contract, 3) determine the transaction price, 4) allocate the transaction price to the separate performance obligations in the contract, and 5) recognize revenue when (or as) the entity satisfies a performance obligation. For public entities, the provisions of the new standard are effective for annual reporting periods beginning after December 15, 2016 and early adoption is not permitted. In April 2015, the FASB proposed to defer the effective date of the new revenue recognition standard by one year, but to permit entities to adopt one year earlier if they choose. An entity can apply the new revenue standard retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the standard recognized at the date of initial application in retained earnings. There are areas within the standard that are currently under review and reconsideration by the FASB, which could lead to future updates to the standard. As the outcomes of this process could lead to changes to the standard, we are still in the process of determining our approach to the adoption of this new standard, and the anticipated impact to the consolidated financial statements.

Classification of Debt Issuance Costs

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This standard amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge. It is effective for annual reporting periods beginning after December 15, 2015, but early adoption is permitted. The Company is evaluating the impact the adoption of this standard will have on its financial statements.

3.  Acquisitions

Rexam Healthcare Containers and Closures

In June 2014, the Company acquired Rexam’s Healthcare Containers and Closures business (“C&C”) for a purchase price of $130 million, net of cash acquired. The C&C business produces bottles, closures, and specialty products for pharmaceutical and over-the-counter healthcare applications. The C&C acquisition has been accounted for under the purchase method of accounting, and accordingly, the purchase price has been allocated to the identifiable assets and liabilities based on estimated fair values at the acquisition date. The acquired assets and assumed liabilities consisted of working capital of $29 million, property and equipment of $85 million, non-current deferred tax benefit of $4 million, intangible assets of $9 million, goodwill of $6 million, and other long-term liabilities of $3 million. The Company has not finalized the purchase price allocation to deferred income taxes, other long-term liabilities, and is reviewing the working capital acquired.

4.  Restructuring and Impairment Charges

The Company incurred restructuring costs related to severance, asset impairment, and facility exit costs of $3 million and $3 million for the quarterly periods ended and $8 million and $13 million for the two quarterly periods ended March 28, 2015 and March 29, 2014, respectively. The tables below set forth the significant components of the restructuring charges recognized, by segment:
	Quarterly Period Ended		Two Quarterly Periods Ended
	March 28, 2015	March 29, 2014	March 28, 2015	March 29, 2014
Rigid Open Top	$1	$1	$2	$2
Rigid Closed Top	2	1	3	1
Engineered Materials	—	1	—	4
Flexible Packaging	—	—	3	6
Consolidated	$3	$3	$8	$13

The table below sets forth the activity with respect to the restructuring accrual at March 28, 2015:

	Severance and termination benefits	Facilities exit costs and other	Non-cash	Total
Balance at September 27, 2014	$5	$8	$—	$13
Charges	1	5	2	8
Non-cash asset impairment	—	—	(2)	(2)
Cash payments	(4)	(4)	—	(8)
Balance at March 28, 2015	$2	$9	$—	$11

5.  Accrued Expenses, Other Current Liabilities and Other Long-Term Liabilities

The following table sets forth the totals included in Accrued expenses and other current liabilities on the Consolidated Balance Sheets:

	March 28, 2015	September 27, 2014
Employee compensation, payroll and other taxes	$87	$99
Interest	42	44
Rebates	48	50
Restructuring	11	13
Tax receivable agreement obligation	63	39
Other	71	69
	$322	$314

The following table sets forth the totals included in Other long-term liabilities on the Consolidated Balance Sheets:

	March 28, 2015	September 27, 2014
Lease retirement obligation	$31	$31
Sale-lease back deferred gain	29	30
Pension liability	43	45
Tax receivable agreement obligation	171	234
Other	36	16
	$310	$356

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

6.  Long-Term Debt

Long-term debt consists of the following:

	Maturity Date	March 28, 2015	September 27, 2014
Term loan	February 2020	$1,376	$1,383
Term loan	January 2021	1,019	1,122
Revolving line of credit	June 2016	—	—
9¾% Second Priority Senior Secured Notes	January 2021	800	800
5 1/2% Second Priority Senior Secured Notes	May 2022	500	500
Capital leases and other	Various	115	113
Total long-term debt		3,810	3,918
Current portion of long-term debt		(43)	(58)
Long-term debt, less current portion		$3,767	$3,860

The Company’s senior secured credit facilities consist of $2.4 billion of term loans and a $650 million asset based revolving line of credit. The Company was in compliance with all covenants as of March 28, 2015.

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

Derivatives instruments	Balance Sheet Location	March 28, 2015	September 27, 2014
Interest rate swap	Other long-term liabilities	$23	$3

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

Included in the following table are the major categories of assets measured at fair value on a non-recurring basis as of March 28, 2015 and September 27, 2014, along with the impairment loss recognized on the fair value measurement during the period:

	As of March 28, 2015
	Level 1	Level 2	Level 3	Total	Impairment
Indefinite-lived trademarks	$—	$—	$207	$207	$—
Goodwill	—	—	1,652	1,652	—
Definite lived intangible assets	—	—	533	533	—
Property, plant, and equipment	—	—	1,315	1,315	2
Total	$—	$—	$3,707	$3,707	$2

	As of September 27, 2014
	Level 1	Level 2	Level 3	Total	Impairment
Indefinite-lived trademarks	$—	$—	$207	$207	$—
Goodwill	—	—	1,659	1,659	—
Definite lived intangible assets	—	—	585	585	—
Property, plant, and equipment	—	—	1,364	1,364	7
Total	$—	$—	$3,815	$3,815	$7

The Company’s financial instruments consist primarily of cash and cash equivalents, long-term debt, and capital lease obligations. The fair value of our long-term indebtedness exceeded book value by $86 million as of March 28, 2015. The Company’s long-term debt fair values were determined using Level 2 inputs as other significant observable inputs were not available.

8.  Income Taxes

A reconciliation of Income tax expense, computed at the federal statutory rate, to Income tax expense, as provided for in the financial statements, is as follows:

	Quarterly Period Ended		Two Quarterly Periods Ended
	March 28, 2015	March 29, 2014	March 28, 2015	March 29, 2014
Income tax expense computed at statutory rate	$22	$7	$28	$10
Research and development credits	—	—	(3)	—
Uncertain tax positions	—	—	—	(1)
Other	(1)	(1)	(1)	—
Income tax expense	$21	$6	$24	$9

9.  Operating Segments

The Company’s operations are organized into four reportable segments: Rigid Open Top, Rigid Closed Top, Engineered Materials, and Flexible Packaging. We have  manufacturing and distribution centers in the United States, Canada, Mexico, Belgium, France, Australia, Germany, Brazil, Malaysia, India, China, and the Netherlands. The North American operation represents 95% of net sales, 96% of total long-lived assets, and 95% of the total assets. Selected information by reportable segment is presented in the following table:

	Quarterly Period Ended		Two Quarterly Periods Ended
	March 28, 2015	March 29, 2014	March 28, 2015	March 29, 2014
Net sales:
Rigid Open Top	$251	$256	$508	$517
Rigid Closed Top	380	360	753	692
Engineered Materials	344	368	693	710
Flexible Packaging	249	226	490	431
Total net sales	$1,224	$1,210	$2,444	$2,350
Operating income (loss):
Rigid Open Top	$18	$6	$25	$19
Rigid Closed Top	41	33	62	63
Engineered Materials	35	32	67	57
Flexible Packaging	18	6	26	1
Total operating income	$112	$77	$180	$140
Depreciation and amortization:
Rigid Open Top	$22	$23	$45	$46
Rigid Closed Top	31	31	67	61
Engineered Materials	18	18	35	37
Flexible Packaging	14	13	29	26
Total depreciation and amortization	$85	$85	$176	$170

	March 28, 2015	September 27, 2014
Total assets:
Rigid Open Top	$1,811	$1,808
Rigid Closed Top	1,912	1,966
Engineered Materials	724	722
Flexible Packaging	767	772
Total assets	$5,214	$5,268
Goodwill:
Rigid Open Top	$681	$681
Rigid Closed Top	825	827
Engineered Materials	68	71
Flexible Packaging	78	80
Total goodwill	$1,652	$1,659

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

The following tables and discussion provide a reconciliation of the numerator and denominator of the basic and diluted net income per share computations. The calculation below provides net income on both basic and diluted basis for the quarterly period ended March 28, 2015 and March 29, 2014:
	Quarterly Period Ended		Two Quarterly Periods Ended
(in millions, except per share amounts)	March 28, 2015	March 29, 2014	March 28, 2015	March 29, 2014
Numerator
Net income	$38	$12	$51	$18
Denominator
Weighted average common shares outstanding - basic	119.0	116.6	118.7	116.3
Dilutive shares	5.1	5.1	4.7	4.2
Weighted average common and common equivalent shares outstanding - diluted	124.1	121.7	123.4	120.5

Per common share income
Basic	$0.32	$0.10	$0.43	$0.15
Diluted	$0.31	$0.10	$0.41	$0.15

12.  Comprehensive Income

Comprehensive income is comprised of Consolidated net income and Other comprehensive income (loss).  Other comprehensive losses include net unrealized gains or losses resulting from currency translations of foreign subsidiaries, changes in the value of our derivative instruments and adjustments to the pension liability.

The balances related to each component of Other comprehensive income (loss) during the six months ended March 28, 2015 were as follows:
	Currency Translation	Defined Benefit Pension and Retiree Health Benefit Plans	Derivative Instruments	Accumulated Other Comprehensive Loss
Balance at September 27, 2014	$(36)	$(15)	$8	$(43)
Other comprehensive loss	(34)	—	(20)	(54)
Tax expense	—	—	6	6
Balance at March 28, 2015	$(70)	$(15)	$(6)	$(91)

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

Condensed Supplemental Consolidated Balance Sheet

	March 28, 2015
	Parent	Issuer	Guarantor Subsidiaries	Non— Guarantor Subsidiaries	Eliminations	Total
Current assets	246	140	894	208	—	1,488
Intercompany receivable	—	3,258	—	92	(3,350)	—
Property, plant, and equipment, net	—	81	1,126	108	—	1,315
Other assets	104	1,407	2,190	107	(1,397)	2,411
Total assets	$350	$4,886	$4,210	$515	$(4,747)	$5,214

Current liabilities	59	179	402	90	—	730
Intercompany payable	(287)	—	3,637	—	(3,350)	—
Other long-term liabilities	651	3,861	38	7	—	4,557
Redeemable non-controlling interest	13	—	—	13	(13)	13
Stockholders’ equity (deficit)	(86)	846	133	405	(1,384)	(86)
Total liabilities and stockholders’ equity (deficit)	$350	$4,886	$4,210	$515	$(4,747)	$5,214

	September 27, 2014
	Parent	Issuer	Guarantor Subsidiaries	Non— Guarantor Subsidiaries	Eliminations	Total
Current assets	166	171	901	194	—	1,432
Intercompany receivable	—	3,343	—	87	(3,430)	—
Property, plant and equipment, net	—	84	1,162	118	—	1,364
Other assets	69	1,357	2,227	125	(1,306)	2,472
Total assets	$235	$4,955	$4,290	$524	$(4,736)	$5,268

Current liabilities	35	212	435	85	—	767
Intercompany payable	(319)	—	3,749	—	(3,430)	—
Other long-term liabilities	620	3,934	42	6	—	4,602
Non-controlling interest	13	—	—	13	(13)	13
Stockholders’ equity (deficit)	(114)	809	64	420	(1,293)	(114)
Total liabilities and stockholders’ equity (deficit)	$235	$4,955	$4,290	$524	$(4,736)	$5,268

Condensed Supplemental Consolidated Statements of Operations

	Quarterly Period Ended March 28, 2015
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$150	$962	$112	$—	$1,224
Cost of goods sold	—	126	787	87	—	1,000
Selling, general and administrative	—	17	58	11	—	86
Amortization of intangibles	—	2	19	2	—	23
Restructuring and impairment charges	—	—	3	—	—	3
Operating income	—	5	95	12	—	112
Other expense (income), net	—	2	(1)	—	—	1
Interest expense, net	—	6	41	5	—	52
Equity in net income of subsidiaries	(59)	(60)	—	—	119	—
Income (loss) before income taxes	59	57	55	7	(119)	59
Income tax expense (benefit)	21	20	—	1	(21)	21
Consolidated net income (loss)	$38	$37	$55	$6	$(98)	$38
Comprehensive net income (loss)	$38	$24	$59	$(14)	$(98)	$9

	Quarterly Period Ended March 29, 2014
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$155	$958	$97	$—	$1,210
Cost of goods sold	—	141	808	74	—	1,023
Selling, general and administrative	—	15	59	8	—	82
Amortization of intangibles	—	1	22	2	—	25
Restructuring and impairment charges	—	—	3	—	—	3
Operating income (loss)	—	(2)	66	13	—	77
Debt extinguishment	—	2	—	—	—	2
Other income, net	—	—	—	—	—	—
Interest expense, net	11	7	46	(34)	27	57
Equity in net income of subsidiaries	(29)	(65)	—	—	94	—
Income (loss) before income taxes	18	54	20	47	(121)	18
Income tax expense (benefit)	6	20	—	1	(21)	6
Net income (loss)	$12	$34	$20	$46	$(100)	$12
Comprehensive income (loss)	$12	$36	$20	$43	$(100)	$11

	Two Quarterly Periods Ended March 28, 2015
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$309	$1910	$225	$—	$2,444
Cost of goods sold	—	273	1,596	168	—	2,037
Selling, general and administrative	—	33	117	21	—	171
Amortization of intangibles	—	4	40	4	—	48
Restructuring and impairment charges	—	—	8	—	—	8
Operating income (loss)	—	(1)	149	32	—	180
Other expense (income), net	—	1	(1)	—	—	—
Interest expense, net	—	13	82	10	—	105
Equity in net income of subsidiaries	(75)	(88)	—	—	163	—
Income (loss) before income taxes	75	73	68	22	(163)	75
Income tax expense (benefit)	24	22	—	2	(24)	24
Consolidated net income (loss)	$51	$51	$68	$20	$(139)	$51
Comprehensive net income (loss)	$51	$37	$68	$(14)	$(139)	$3

Consolidating Statement of Cash Flows
Cash Flow from Operating Activities	$—	$(35)	$230	$18	$(1)	$212
Cash Flow from Investing Activities
Additions to property, plant, and equipment	—	(10)	(66)	(3)	—	(79)
Proceeds from sale of assets	—	—	13	—	—	13
(Contributions) distributions to/from subsidiaries	(13)	13	—	—	—	—
Intercompany advances (repayments)	—	136	—	—	(136)	—
Acquisition of business, net of cash acquired	—	—	—	—	—	—
Net cash from investing activities	(13)	139	(53)	(3)	(136)	(66)

Cash Flow from Financing Activities
Proceeds from issuance of common stock	13	—	—	—	—	13
Payment of tax receivable agreement	(39)	—	—	—	—	(39)
Repayments on long-term borrowings	—	(124)	—	(1)	—	(125)
Changes in intercompany balances	39	—	(179)	3	137	—
Net cash from financing activities	13	(124)	(179)	2	137	(151)

Effect of exchange rate changes on cash	—	—	—	(5)	—	(5)

Net change in cash	—	(20)	(2)	12	—	(10)
Cash and cash equivalents at beginning of period	—	70	15	44	—	129
Cash and cash equivalents at end of period	$—	$50	$13	$56	$—	$119

	Two Quarterly Periods Ended March 29, 2014
	Parent	Issuer	Guarantor Subsidiaries	Non— Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$301	$1,865	$184	$—	$2,350
Cost of goods sold	—	272	1,570	145	—	1,987
Selling, general and administrative	—	34	110	15	—	159
Amortization of intangibles	—	4	43	4	—	51
Restructuring and impairment charges	—	—	13	—	—	13
Operating income (loss)	—	(9)	129	20	—	140
Debt extinguishment	—	2	—	—	—	2
Other income, net	—	(1)	—	—	—	(1)
Interest expense, net	24	13	90	(67)	52	112
Equity in net income of subsidiaries	(51)	(123)	—	—	174	—
Income (loss) before income taxes	27	100	39	87	(226)	27
Income tax expense (benefit)	9	36	—	2	(38)	9
Consolidated net income (loss)	$18	$64	$39	$85	$(188)	$18
Comprehensive net income (loss)	$18	$66	$39	$81	$(188)	$16)

Consolidating Statement of Cash Flows
Cash Flows from Operating Activities	$—	$(7)	$239	$18	$—	$250
Cash Flows from Investing Activities
Additions to property, plant, and equipment	—	(7)	(102)	(5)	—	(114)
Proceeds from sale of assets	—	—	1	—	—	1
(Contributions) distributions to/from subsidiaries	(10)	10	—	—	—	—
Intercompany advances (repayments)	—	13	—	—	(13)	—
Acquisition of businesses, net of cash acquired	—	—	(61)	(35)	—	(96)
Net cash from investing activities	(10)	16	(162)	(40)	(13)	(209)

Cash Flows from Financing Activities
Proceeds from long-term borrowings	—	1,123	—	3	—	1,126
Proceeds from issuance of common stock	10	—	—	—	—	10
Payment of tax receivable agreement	(32)	—	—	—	—	(32)
Debt financing costs	—	(11)	—	—	—	(11)
Repayments on long-term borrowings	—	(1,150)	—	—	—	(1,150)
Changes in intercompany balances	32	—	(77)	32	13	—
Net cash from financing activities	10	(38)	(77)	35	13	(57)
Net change in cash	—	(29)	—	13	—	(16)
Cash and cash equivalents at beginning of period	—	116	—	26	—	142
Cash and cash equivalents at end of period	$—	$87	$—	$39	$—	$126

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in our most recent Form 10-K in the section titled “Risk Factors” and other risk factors identified from time to time in our periodic filings with the SEC.  As a result, our actual results may differ materially from those contained in any forward-looking statements.  You should read the explanation of the qualifications and limitations on these forward-looking statements referenced within this report.

Executive Summary

Business.  We operate in the following four segments: Rigid Open Top, Rigid Closed Top, Engineered Materials, and Flexible Packaging. The Rigid Open Top segment sell primarily containers and foodservice items. The Rigid Closed Top segment sells closures, overcaps, bottles, prescription containers, and tubes. Our Engineered Materials segment primarily sells pipeline corrosion protection solutions, tapes and adhesives, PE-based film products, and can liners. The Flexible Packaging segment primarily sells high barrier, multilayer film products as well as finished flexible packages such as printed bags and pouches.

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

	Polyethylene Butene Film			Polypropylene
Fiscal Quarter	2015	2014	2013	2015	2014	2013
1st quarter	$.86	$.82	$.69	$.92	$.89	$.76
2nd quarter	.75	.85	.74	.73	.95	.96
3rd quarter	—	.86	.77	—	.91	.84
4th quarter	—	.87	.79	—	.92	.89

Due to differences in the timing of passing through resin cost changes to our customers on escalator/de-escalator programs, segments are negatively impacted in the short term when plastic resin costs increase and are positively impacted when plastic resin costs decrease. This timing lag in passing through raw material cost changes could affect our results as plastic resin costs fluctuate.

Outlook.  The Company is impacted by general economic and industrial growth, plastic resin availability and affordability, and general industrial production. Our business has both geographic and end market diversity, which reduces the effect of any one of these factors on our overall performance. Our results are affected by our ability to pass through raw material cost changes to our customers, improve manufacturing productivity and adapt to volume changes of our customers.  Consumer demand for packaged food products has been under pressure for over two years. This has put pressure on industry margins and asset utilization rates, which the Company has been able to partially offset by pricing actions, asset consolidations, introduction of new products and synergies from acquisitions. In calendar 2014, commodity grain prices began to fall significantly, and then in December 2014, oil prices dropped precipitously. Just as raw material price increases have negatively impacted our working capital over the past two years, declining resin prices had a favorable impact on cash from operating activities during the quarter. We expect to receive a favorable impact during the June ending quarter related to the continued resin declines through March 2015.

The Company continuely monitors the credit markets and has a potential refinancing opportunity of the 9¾% Second Priority Senior Secured Notes.  This opportunity a current market prices would cost approximately $90 million in bond premiums, plus accrued interest and would provide annual interest expense savings in excess of $30 million. We will continue to monitor the opportunity and will take action when and if appropriate.

Results of Operations

Comparison of the Quarterly Period Ended March 28, 2015 (the “Quarter”) and the Quarterly Period Ended March 29, 2014 (the “Prior Quarter”)

Consolidated Overview
	Quarter	Prior Quarter	$ Change	% Change
Net sales	$1,224	$1,210	$14	1%
Operating income	$112	$77	$35	45%
Operating income percentage of net sales	9%	6%

Net sales increased from $1,210 million in the Prior Quarter to $1,224 million in the Quarter. This increase is primarily attributed to net sales from businesses acquired in the last twelve months of 6% partially offset by a 4% volume decline primarily attributed to soft customer demand and a 1% negative impact from foreign currency changes.

Operating income increased from $77 million in the Prior Quarter to $112 million in the Quarter.  This increase is primarily attributed to a $15 million improvement in the relationship of net selling price to raw material costs, a $9 million improvement in operating performance in manufacturing, $6 million of operating income from businesses acquired in the last twelve months, and a $19 million decrease in business integration expenses primarily attributed to manufacturing inefficiencies associated with the 2014 cost reduction plan that were incurred in the Prior Quarter. These improvements were partially offset by $8 million from base volume declines, a $5 million increase in selling, general and administrative expenses, and a $2 million negative impact from foreign currency changes.  Business integration expenses consist of restructuring and impairment charges, manufacturing inefficiencies associated with cost reduction plans, major innovation start-up and other business optimization costs. Acquisition operating income (loss) is generally analyzed in total until the acquisition has been included in our results for a full year.

Rigid Open Top
	Quarter	Prior Quarter	$ Change	% Change
Net sales	$251	$256	$(5)	(2%)
Operating income	$18	$6	$12	200%
Operating income percentage of net sales	7%	2%

Net sales in the Rigid Open Top segment decreased from $256 million in the Prior Quarter to $251 million in the Quarter as a result of a volume decline of 4%. The volume decline is primarily related to a decline in dairy container product sales.  The volume decline was partially offset by net selling price increases of 2% due to general price increases to cover non-resin related cost inflation.

Operating income for the Rigid Open Top segment increased from $6 million in the Prior Quarter to $18 million in the Quarter.  This increase is primarily attributed to $11 million of decreased business integration expenses primarily attributed to manufacturing inefficiencies  associated with the 2014 cost reduction plan and a $6 million of improvement in the relationship of net selling price to raw material costs partially offset by $2 million from base volume declines and a $3 million decline in operating performance in manufacturing.

Rigid Closed Top
	Quarter	Prior Quarter	$ Change	% Change
Net sales	$380	$360	$20	6%
Operating income	$41	$33	$8	24%
Operating income percentage of net sales	11%	9%

Net sales in the Rigid Closed Top segment increased from $360 million in the Prior Quarter to $380 million in the Quarter primarily as a result of acquisition volume of 12% attributed to the United States portion of the Healthcare Containers and Closures business purchased from Rexam (“C&C”) partially offset by a volume decline of 3% and selling price decreases of 3% due to the pass through of lower raw material costs. The volume decline is primarily related to general market softness in our closure product offerings.

Operating income for the Rigid Closed Top segment increased from $33 million in the Prior Quarter to $41 million in the Quarter. This increase is primarily attributed to a $2 million of operating income from the C&C acquisition, a $4 million improvement in operating performance in manufacturing, $2 million of improvement in the relationship of net selling price to raw material costs and lower business integration expenses partially offset by $3 million from base volume declines.

Engineered Materials
	Quarter	Prior Quarter	$ Change	% Change
Net sales	$344	$368	$(24)	(7%)
Operating income	$35	$32	$3	9%
Operating income percentage of net sales	10%	9%

The Engineered Materials segment net sales decreased from $368 million in the Prior Quarter to $344 million in the Quarter primarily as a result of a 5% base volume decline and a 2% negative impact from foreign currency changes.  The volume decline was primarily attributed to general market softness and lost import revenues in our home and party product offerings.

Operating income for the Engineered Materials segment improved from $32 million in the Prior Quarter to $35 million in the Quarter. This increase is primarily attributed to a $4 million of improvement in the relationship of net selling price to raw material costs, a $2 million reduction of business integration costs and a $2 million improvement in operating performance in manufacturing partially offset by $2 million from base volume declines, a $1 million negative impact from foreign currency changes, and a $2 million increase in selling, general and administrative expenses.

Flexible Packaging
	Quarter	Prior Quarter	$ Change	% Change
Net sales	$249	$226	$23	10%
Operating income	$18	$6	$12	200%
Operating income percentage of net sales	3%	2%

The Flexible Packaging segment net sales increased from $226 million in the Prior Quarter to $249 million in the Quarter primarily as a result of acquisition volume of 14% and selling price increases of 2% due to general price increases to cover non-resin related cost inflation partially offset by a 3% base volume decline and a 3% negative impact from foreign currency changes. The volume decline was primarily attributed to soft customer demand in our converter product offerings.

Operating income for the Flexible Packaging segment improved from $6 million in the Prior Quarter to $18 million in the Quarter. This increase is primarily attributed to a $6 million improvement in operating performance in manufacturing, $3 million improvement in the relationship of net selling price to raw material costs, $4 million benefit from businesses acquired in the last twelve months, and a $4 million reduction in business integration primarily attributed to manufacturing inefficiencies associated with the 2014 cost reduction plan partially offset by $1 million from base volume declines and a $3 million increase in selling, general and administrative expenses.

Other expense (income)
	Quarter	Prior Quarter	$ Change	% Change
Other expense (income), net	$1	$-	$1	100%

Other expense was $1 million in the current Quarter due to loss realized on the sale of assets.

Interest expense
	Quarter	Prior Quarter	$ Change	% Change
Interest expense, net	$52	$57	$(5)	(9%)

Interest expense decreased from $57 million in the Prior Quarter to $52 million in the Quarter primarily as the result of the retirement of the 9½% second priority senior secured notes and corresponding issuance of the 5½% second priority senior secured notes in May 2014.

Income tax expense
	Quarter	Prior Quarter	$ Change	% Change
Income tax expense	$ 21	$ 6	15	250%

For the Quarter, we recorded an income tax expense of $21 million compared to income tax expense of $6 million in the Prior Quarter.  The effective tax rate for the Quarter is impacted by higher net income, discrete items, and the inclusion of certain international entities for which a full valuation allowance is recognized.

Comparison of the Two Quarterly Periods Ended March 28, 2015 (the “YTD”) and the Two Quarterly Periods Ended March 29, 2014 (the “Prior YTD”)

Consolidated Overview
	YTD	Prior YTD	$ Change	% Change
Net sales	$2,444	$2,350	$94	4%
Operating income	$180	$140	$40	29%
Operating income percentage of net sales	7%	6%

Net sales increased from $2,350 million in the Prior YTD to $2,444 million in the YTD. This increase is primarily attributed to net sales from businesses acquired in the last twelve months of 6% and selling price increases of 2% due to general price increases to cover non-resin related cost inflation partially offset by a 3% volume decline primarily related to soft customer demand and a 1% negative impact from foreign currency changes.

Operating income increased from $140 million in the Prior YTD to $180 million in the YTD.  This increase is primarily attributed to a $20 million improvement in the relationship of net selling price to raw material costs, a $14 million improvement in operating performance in manufacturing, $2 million of operating income from businesses acquired in the last twelve months, and a $25 million decrease in business integration expenses. The $25 million decrease in business integration expenses primarily consisted of a decrease in restructuring and impairment costs of $5 million and a $18 million decrease in costs with manufacturing inefficiencies associated with the 2014 cost reduction plan.  These improvements were partially offset by $15 million from base volume declines, $3 million negative impact from foreign currency changes, and increased selling, general and administrative expenses.  Business integration expenses consist of restructuring and impairment charges, manufacturing inefficiencies associated with cost reduction plans, major innovation start-up and other business optimization costs.  Acquisition operating income (loss) is generally analyzed in total until the acquisition has been included in our results for a full year.

Rigid Open Top
	YTD	Prior YTD	$ Change	% Change
Net sales	$508	$517	$(9)	(2%)
Operating income	$25	$19	$6	32%
Operating income percentage of net sales	5%	4%

Net sales in the Rigid Open Top segment decreased from $517 million in the Prior YTD to $508 million in the YTD as a result of a volume decline of 5%. The volume decline is related to general market softness and the impact in the first fiscal quarter of the Company entering into new agreements in the Prior YTD with several existing thermoformed drink cup customers where our prior contracts provided high market shares at those accounts.  The volume decline was partially offset by net selling price increases of 3% due to the pass through of higher raw material and general price increases to cover non-resin related cost inflation.

Operating income for the Rigid Open Top segment increased from $19 million in the Prior YTD to $25 million in the YTD.  This increase is primarily attributed to a decrease in depreciation and amortization of $1 million, an $8 million decrease in business integration costs primarily associated with manufacturing inefficiencies associated with the 2014 cost reduction plan, and a $6 million of improvement in the relationship of net selling price to raw material costs partially offset by $5 million from base volume declines, and a $4 million decline in operating performance in manufacturing.

Rigid Closed Top
	YTD	Prior YTD	$ Change	% Change
Net sales	$753	$692	$61	9%
Operating income	$62	$63	$(1)	(2%)
Operating income percentage of net sales	8%	9%

Net sales in the Rigid Closed Top segment increased from $692 million in the Prior YTD to $753 million in the YTD primarily as a result of acquisition volume of 11% attributed to the United States portion of the Healthcare Containers and Closures business purchased from Rexam (“C&C”) partially offset by a volume decline of 2%.  The volume decline is primarily attributed to general market softness in our closure product offerings.

Operating income for the Rigid Closed Top segment decreased from $63 million in the Prior YTD to a $62 million in the YTD. This decrease is primarily attributed to $6 million of operating losses from the C&C acquisition, $5 million from base volume declines, and $2 million in increased depreciation and amortization partially offset by a $6 million decline in selling, general, and administrative expenses, and a $5 million improvement in operating performance in manufacturing.

Engineered Materials
	YTD	Prior YTD	$ Change	% Change
Net sales	$693	$710	$(17)	(2)%
Operating income	$67	$57	$10	18%
Operating income percentage of net sales	10%	8%

The Engineered Materials segment net sales decreased from $710 million in the Prior YTD to $693 million in the YTD primarily as a result of a 3% base volume decline and a 1% negative impact from foreign currency changes partially offset by net selling price increases of 2% due to the pass through of higher raw material costs.  The volume decline is primarily attributed to general market softness and lost import revenues in our home and party product offerings.

Operating income for the Engineered Materials segment improved from $57 million in the Prior YTD to $67 million in the YTD. This increase is primarily attributed to a decrease in restructuring and impairment costs of $4 million, a $4 million improvement in operating performance in manufacturing, a $6 million improvement in the relationship of net selling price to raw material costs, and a $2 million decrease in depreciation and amortization expense partially offset by $3 million from base volume declines, a $3 million increase in selling, general, and administrative expenses and a negative impact from foreign currency changes.

Flexible Packaging
	YTD	Prior YTD	$ Change	% Change
Net sales	$490	$431	$59	14%
Operating income	$26	$1	$25	2500%
Operating income percentage of net sales	5%	0%

The Flexible Packaging segment net sales increased from $431 million in the Prior YTD to $490 million in the YTD as a result of acquisition volume of 16% and selling price increases of 3% partially offset by base volume declines of 3% and 2% negative impact from foreign currency changes. The volume decline was primarily attributed to soft customer demand in our converter product offerings.

Operating income for the Flexible Packaging segment improved from $1 million in the Prior YTD to $26 million in the YTD.  This increase is primarily attributed to a $9 million improvement in operating performance in manufacturing, a $7 million improvement in the relationship of net selling price to raw material and freight costs, a $8 million benefit from businesses acquired in the last 12 months, a decrease in restructuring and impairment costs of $3 million, and a $6 million decrease of costs primarily associated with manufacturing inefficiencies associated with the 2014 cost reduction plan partially offset by $2 million from base volume declines, $3 million increased in selling general and administrative expenses, and a $2 million negative impact from foreign currency changes.

Other income
	YTD	Prior YTD	$ Change	% Change
Other income, net	$—	$(1)	1	100%

Other income was $1 million in the Prior YTD due to gains realized on the sale of assets.

Interest expense
	YTD	Prior YTD	$ Change	% Change
Interest expense, net	$105	$112	$(7)	(6%)

Interest expense decreased from $112 million in the Prior YTD to $105 million in the YTD primarily as the result of the retirement of the 9½% second priority senior secured notes and corresponding issuance of the 5½% second priority senior secured notes in May 2014.

Income tax expense
	YTD	Prior YTD	$ Change	% Change
Income tax expense	$24	$9	15	167%

For the YTD, we recorded an income tax expense of $24 million compared to income tax expense of $9 million in the Prior YTD. The effective tax rate for the YTD is impacted by discrete items, including certain international entities for which a full valuation allowance is recognized and $3 million of federal and state research and development tax credits recognized in the YTD due to the extension of the research and development credit through the end of calendar 2014.

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

Our fixed charge coverage ratio, as defined in the revolving credit facility, is calculated based on a numerator consisting of adjusted EBITDA less pro forma adjustments, income taxes paid in cash and capital expenditures, and a denominator consisting of scheduled principal payments in respect of indebtedness for borrowed money, interest expense and certain distributions. We are obligated to sustain a minimum fixed charge coverage ratio of 1.0 to 1.0 under the revolving credit facility at any time when the aggregate unused capacity under the revolving credit facility is less than 10% of the lesser of the revolving credit facility commitments and the borrowing base (and for 10 business days following the date upon which availability exceeds such threshold) or during the continuation of an event of default. Our fixed charge ratio was 2.6 to 1.0 at March 28, 2015.

Despite not having financial maintenance covenants, our debt agreements contain certain negative covenants. The failure to comply with these negative covenants could restrict our ability to incur additional indebtedness, effect acquisitions, enter into certain significant business combinations, make distributions or redeem indebtedness. The term loan facility contains a negative covenant first lien secured leverage ratio covenant of 4.0 to 1.0 on a pro forma basis for a proposed transaction, such as an acquisition or incurrence of additional first lien debt. Our first lien secured leverage ratio was 2.9 to 1.0 at March 28, 2015.

A key financial metric utilized in the calculation of the first lien leverage ratio is Adjusted EBITDA as defined in the Company’s senior secured credit facilities. The following table reconciles (i) our Adjusted EBITDA to operating income and (ii) our Adjusted Free Cash Flow to cash flow from operating activities, in each case, for the four quarters and quarterly period ended March 28, 2015:

	March 28, 2015
	Four Quarters Ended	Quarterly Period Ended
Adjusted EBITDA	$831	$210
Depreciation and amortization	(364)	(85)
Business optimization and other expense (a)	(68)	(10)
Restructuring and impairment	(25)	(3)
Pro forma acquisitions	(6)	—
Unrealized cost savings	(12)	—
Operating income	$356	$112
Cash flow from operating activities	$492	$112
Net additions to property, plant and equipment	(149)	(41)
Payments of tax receivable agreement	(39)	—
Adjusted free cash flow	$304	$71
Cash flow from investing activities	(279)	(41)
Cash flow from financing activities	(213)	(3)
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

We define “Adjusted Free Cash Flow” as cash flow from operating activities less additions to property, plant and equipment and payments of the tax receivable agreement. We use Adjusted Free Cash Flow as a measure of liquidity because it assists us in assessing our company’s ability to fund its growth through its generation of cash. We believe Adjusted Free Cash Flow is useful to an investor in evaluating our liquidity because Adjusted Free Cash Flow and similar measures are widely used by investors, securities analysts and other interested parties in our industry to measure a company’s liquidity without regard to revenue and expense recognition, which can vary depending upon accounting methods. Although we use Adjusted Free Cash Flow as a liquidity measure to assess our ability to generate cash, the use of Adjusted Free Cash Flow has important limitations, including that: (1) Adjusted Free Cash Flow does not reflect the cash requirements necessary to service principal payments on our indebtedness; and (2) Adjusted Free Cash Flow removes the impact of accrual basis accounting on asset accounts and non-debt liability accounts. Our projected Adjusted Free Cash flow for fiscal 2015 assumes $609 million of cash flow from operations, $220 million of net additions to property, plant, and equipment and $39 million of payment under our tax receivable agreement.

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

Cash Flows

Net cash provided by operating activities decreased from $250 million in the Prior YTD to $212 million in the YTD. The change is primarily attributed to a decrease in working capital primarily as a result of timing on inventories and accounts payable partially offset by improved operating performance.

Net cash used in investing activities decreased from $209 million in the Prior YTD to $66 million in the YTD primarily as a result of lower capital expenditures in the YTD and the acquisition of Graphic Flexible Packaging LLC’s flexible plastics and films business and Qingdao P&B Co. Ltd in the Prior YTD. Our capital expenditures are forecasted at $220 million for fiscal 2015 and will be funded from cash flows from operating activities and existing liquidity.

Net cash used in financing activities increased from $57 million in the Prior YTD compared to $151 million in the YTD.  The change is primarily attributed to a $100 million voluntary principal payment made on our term debt in the YTD.

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

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

We are exposed to market risk from changes in interest rates primarily through our senior secured credit facilities.  Our senior secured credit facilities are comprised of (i) $2.4 billion term loans and (ii) a $650 million revolving credit facility.  At March 28, 2015, the Company had no outstanding balance on the revolving credit facility. Borrowings under our senior secured credit facilities bear interest, at our option, at either an alternate base rate or an adjusted LIBOR rate for a one-, two-, three- or six month interest period, or a nine- or twelve-month period, if available to all relevant lenders, in each case, plus an applicable margin. The alternate base rate is the greater of (i) in the case of our term loans, Credit Suisse’s prime rate or, in the case of our revolving credit facility, Bank of America's prime rate and (ii) one-half of 1.0% over the weighted average of rates on overnight Federal Funds as published by the Federal Reserve Bank of New York. At March 28, 2015, the LIBOR rate of 0.3% applicable to the term loan was below the LIBOR floor of 1.00%. A 0.25% change in LIBOR would not have a material impact on our interest expense.

In March 2014, the Company entered into an interest rate swap transaction to manage cash flow variability associated with $1 billion of outstanding variable rate term loan debt. The agreement swaps the greater of a three-month variable LIBOR contract or 1.00% for a fixed three-year rate of 2.59%, with an effective date in February 2016 and expiration in February 2019. The Company records any changes in fair value in Accumulated other comprehensive income and Deferred income taxes.

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

The Company's management, with the participation of the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures as of March 28, 2015. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 28, 2015, the design and operation of our disclosure controls and procedures were effective at the reasonable assurance level.

(b)	Changes in internal controls.

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 28, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
3.1

Amended and Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on March 6, 2015 (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the SEC on March 10, 2015)

10.1	Amendment No. 3 to Berry Plastics Group, Inc. 2006 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on March 10, 2015)
10.2	Amendment No. 2 to the Berry Plastics Group, Inc. 2012 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on March 10, 2015)
10.3	2015 Berry Plastics Group, Inc. Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the SEC on March 10, 2015)
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer
32.1	Section 1350 Certification of the Chief Executive Officer
32.2	Section 1350 Certification of the Chief Financial Officer
101.	Interactive Data Files

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Berry Plastics Group, Inc.

May 5, 2015	By:	/s/ Mark W. Miles
Mark W. Miles
Chief Financial Officer