Form 10-Q
period 2015-08-03
BERRY PLASTICS GROUP INC
filed 2015-08-03
CIK 1378992

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

 [X]     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 27, 2015
or
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
      Large accelerated filer [  X  ]           Accelerated filer [    ]              Non-accelerated filer [    ] Small reporting company [    ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).             Yes[    ]   No[ X ]

Class	Outstanding at August 3, 2015
Common Stock, $.01 par value per share	119.8 million shares

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

Berry Plastics Group, Inc.
Form 10-Q Index
For Quarterly Period Ended June 27, 2015

Part I.  Financial Information
Item 1.     Financial Statements
Berry Plastics Group, Inc.
Consolidated Statements of Income (Loss)
(Unaudited)
(in millions of dollars, except per share amounts)

	Quarterly Period Ended		Three Quarterly Periods Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Net sales	$1,241	$1,298	$3,685	$3,648
Costs and expenses:
Cost of goods sold	1,003	1,089	3,037	3,076
Selling, general and administrative	92	85	266	244
Amortization of intangibles	22	26	70	77
Restructuring and impairment charges	3	15	11	28
Operating income	121	83	301	223
Debt extinguishment	94	33	94	35
Other expense (income), net	2	(2)	2	(3)
Interest expense, net	47	56	152	168
Income (loss) before income taxes	(22)	(4)	53	23
Income tax expense (benefit)	(9)	(19)	15	(10)
Consolidated net income (loss)	$(13)	$15	$38	$33

Net income (loss) per share:
Basic	$(0.11)	$0.13	$0.32	$0.28
Diluted	(0.11)	0.12	0.31	0.27
Outstanding weighted-average shares:
Basic	119.5	117.3	118.9	116.6
Diluted	119.5	121.5	123.7	120.8

Berry Plastics Group, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(in millions of dollars)

	Quarterly Period Ended		Three Quarterly Periods Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Consolidated net income (loss)	$(13)	$15	$38	$33
Currency translation	2	4	(32)	—
Interest rate hedge	2	(10)	(18)	(6)
Provision for income taxes related to other comprehensive income items	—	3	6	1
Comprehensive income (loss)	$(9)	$12	$(6)	$28

See notes to consolidated financial statements.

Berry Plastics Group, Inc.
Consolidated Balance Sheets
 (in millions of dollars)
	June 27, 2015	September 27, 2014
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$62	$129
Accounts receivable (less allowance of $3)	473	491
Inventories:
Finished goods	323	353
Raw materials and supplies	251	251
	574	604
Deferred income taxes	181	166
Prepaid expenses and other current assets	38	42
Total current assets	1,328	1,432
Property, plant, and equipment, net	1,301	1,364
Goodwill, intangible assets and deferred costs, net	2,381	2,471
Other assets	1	1
Total assets	$5,011	$5,268
Liabilities
Current liabilities:
Accounts payable	$353	$395
Accrued expenses and other current liabilities	302	314
Current portion of long-term debt	39	58
Total current liabilities	694	767
Long-term debt, less current portion	3,669	3,860
Deferred income taxes	406	386
Other long-term liabilities	316	356
Total liabilities	5,085	5,369
Redeemable non-controlling interest	13	13

Stockholders’ equity (deficit)

Common stock (119.5 and 118.0 shares issued, respectively)	1	1
Additional paid-in capital	400	367
Non-controlling interest	3	3
Accumulated deficit	(404)	(442)
Accumulated other comprehensive loss	(87)	(43)
Total stockholders’ equity (deficit)	(87)	(114)
Total liabilities and stockholders’ equity (deficit)	$5,011	$5,268

See notes to consolidated financial statements.

Berry Plastics Group, Inc.
Consolidated Statement of Changes in Stockholders’ Equity (Deficit)
For the Three Quarterly Periods Ended June 27, 2015 and June 28, 2014
(Unaudited)
(in millions of dollars)

	Common Stock	Additional Paid-in Capital	Non-controlling Interest	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at September 28, 2013	$1	$322	$3	$(18)	$(504)	$(196)
Proceeds from issuance of common stock	—	13	—	—	—	13
Obligation under tax receivable agreement	—	13	—	—	—	13
Stock compensation expense	—	12	—	—	—	12
Consolidated net income				—	33	33
Interest rate hedge, net of tax	—	—	—	(5)	—	(5)
Balance at June 28, 2014	$1	$360	$3	$(23)	$(471)	$(130)
Balance at September 27, 2014	$1	$367	$3	$(43)	$(442)	$(114)
Proceeds from issuance of common stock	—	16	—	—	—	16
Stock compensation expense	—	17	—	—	—	17
Consolidated net income	—	—	—	—	38	38
Interest rate hedge, net of tax	—	—	—	(12)	—	(12)
Currency translation	—	—	—	(32)	—	(32)
Balance at June 27, 2015	$1	$400	$3	$(87)	$(404)	$(87)

See notes to consolidated financial statements.

Berry Plastics Group, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(in millions of dollars)

	Three Quarterly Periods Ended
	June 27, 2015	June 28, 2014
Cash Flows from Operating Activities:
Consolidated net income	$38	$33
Adjustments to reconcile net cash provided by operating activities:
Depreciation	193	184
Amortization of intangibles	70	77
Non-cash interest expense	5	5
Deferred income tax	12	(15)
Debt extinguishment	94	35
Stock compensation expense	17	12
Impairment of long-lived assets	2	6
Other non-cash items	3	—
Changes in operating assets and liabilities:
Accounts receivable, net	10	(21)
Inventories	22	(35)
Prepaid expenses and other assets	(4)	2
Accounts payable and other liabilities	(70)	87
Net cash provided by operating activities	392	370
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(124)	(172)
Proceeds from sale of assets	18	5
Acquisition of business, net of cash acquired	—	(225)
Net cash used in investing activities	(106)	(392)
Cash Flows from Financing Activities:
Proceeds from long-term borrowings	702	1,664
Repayments on long-term borrowings	(940)	(1,675)
Proceeds from issuance of common stock	16	13
Payment of tax receivable agreement	(39)	(32)
Debt financing costs	(87)	(44)
Net cash used in financing activities	(348)	(74)
Effect of exchange rate changes on cash	(5)	(1)
Net change in cash	(67)	(97)
Cash and cash equivalents at beginning of period	129	142
Cash and cash equivalents at end of period	$62	$45

See notes to consolidated financial statements.

Berry Plastics Group, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
(tables in millions of dollars, except per share data)
1.  Basis of Presentation

The accompanying unaudited Consolidated Financial Statements of Berry Plastics Group, Inc. (“the Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included, and all subsequent events up to the time of the filing have been evaluated. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s most recent Form 10-K filed with the Securities and Exchange Commission.

2. Recently Issued Accounting Pronouncements

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (FASB) issued a final standard on revenue recognition. Under the new standard, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In order to do so, an entity would follow the five-step process for in-scope transactions: 1) identify the contract with a customer, 2) identify the separate performance obligations in the contract, 3) determine the transaction price, 4) allocate the transaction price to the separate performance obligations in the contract, and 5) recognize revenue when (or as) the entity satisfies a performance obligation. For public entities, the provisions of the new standard are effective for annual reporting periods beginning after December 15, 2017 and interim periods therein.  Early adoption for annual reporting periods beginning after December 15, 2016 is permitted. An entity can apply the new revenue standard retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the standard recognized at the date of initial application in retained earnings. There are areas within the standard that are currently under review and reconsideration by the FASB, which could lead to future updates to the standard. As the outcomes of this process could lead to changes to the standard, we are still in the process of determining our approach to the adoption of this new standard, and the anticipated impact to the consolidated financial statements.

Classification of Debt Issuance Costs

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This standard amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge. It is effective for annual reporting periods beginning after December 15, 2015, but early adoption is permitted. The Company expects this new guidance will reduce total assets and total long-term debt on its consolidated balance sheets by amounts classified as deferred costs, but does not expect this update to have any other effect on its consolidated financial statements.

3.  Acquisitions

Rexam Healthcare Containers and Closures

In June 2014, the Company acquired Rexam’s Healthcare Containers and Closures business (“C&C”) for a purchase price of $130 million, net of cash acquired. The C&C business produces bottles, closures, and specialty products for pharmaceutical and over-the-counter healthcare applications. The C&C acquisition has been accounted for under the purchase method of accounting, and accordingly, the purchase price has been allocated to the identifiable assets and liabilities based on their fair values at the acquisition date. The acquired assets and assumed liabilities consisted of working capital of $29 million, property and equipment of $85 million, non-current deferred tax asset of $3 million, intangible assets of $9 million, goodwill of $7 million, and other long-term liabilities of $3 million.

4.  Restructuring and Impairment Charges

The Company incurred restructuring costs related to severance, asset impairment, and facility exit costs of $3 million and $15 million for the quarterly periods ended and $11 million and $28 million for the three quarterly periods ended June 27, 2015 and June 28, 2014, respectively. The tables below set forth the significant components of the restructuring charges recognized, by segment:

	Quarterly Period Ended		Three Quarterly Periods Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Rigid Open Top	$1	$11	$3	$13
Rigid Closed Top	—	—	3	1
Engineered Materials	1	2	1	6
Flexible Packaging	1	2	4	8
Consolidated	$3	$15	$11	$28

The table below sets forth the activity with respect to the restructuring accrual at June 27, 2015:

	Severance and termination benefits	Facilities exit costs and other	Non-cash	Total
Balance at September 27, 2014	$5	$8	$—	$13
Charges	3	6	2	11
Non-cash asset impairment	—	—	(2)	(2)
Cash payments	(5)	(6)	—	(11)
Balance at June 27, 2015	$3	$8	$—	$11

5.  Accrued Expenses, Other Current Liabilities and Other Long-Term Liabilities

The following table sets forth the totals included in Accrued expenses and other current liabilities on the Consolidated Balance Sheets:

	June 27, 2015	September 27, 2014
Employee compensation, payroll and other taxes	$90	$99
Interest	22	44
Rebates	49	50
Restructuring	11	13
Tax receivable agreement obligation	55	39
Other	75	69
	$302	$314

The following table sets forth the totals included in Other long-term liabilities on the Consolidated Balance Sheets:

	June 27, 2015	September 27, 2014
Lease retirement obligation	$32	$31
Sale-lease back deferred gain	28	30
Pension liability	42	45
Tax receivable agreement obligation	179	234
Other	35	16
	$316	$356

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

6.  Long-Term Debt

Long-term debt consists of the following:
	Maturity Date	June 27, 2015	September 27, 2014
Term loan	February 2020	$1,372	$1,383
Term loan	January 2021	1,019	1,122
Revolving line of credit	May 2020	9	—
5 1/8% Second Priority Senior Secured Notes	July 2023	700	—
5 1/2% Second Priority Senior Secured Notes	May 2022	500	500
9¾% Second Priority Senior Secured Notes	Retired	—	800
Debt discounts		(24)	(20)
Capital leases and other	Various	132	133
Total long-term debt		3,708	3,918
Current portion of long-term debt		(39)	(58)
Long-term debt, less current portion		$3,669	$3,860

The Company’s senior secured credit facilities consist of $2.4 billion of term loans and a $650 million asset based revolving line of credit. The Company was in compliance with all covenants as of June 27, 2015.

In October 2014, the Company elected to make a voluntary one-time $100 million principal payment on the outstanding term loan using existing liquidity.

Revolving Line of Credit

In May 2015, the Company amended the credit agreement relating to its existing $650 million secured, revolving credit facility to extend the maturity date of the revolving credit facility from June 2016 to May 2020 and to reduce interest margins and certain commitment fees.

5 1/8% Second Priority Senior Secured Notes
In June 2015, the Company issued $700 million of 5 1/8% second priority senior secured notes due July 2023.  Interest on the 5 1/8% second priority senior secured notes is due semi-annually on January 15 and July 15.  Proceeds from the issuance and existing liquidity were used to satisfy and discharge all of the outstanding 9¾% second priority senior secured notes. The Company recognized a $94 million loss on extinguishment of debt, including $83 million of early tender and redemption costs and an $11 million write-off of deferred financing fees.

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

Derivatives instruments	Balance Sheet Location	June 27, 2015	September 27, 2014
Interest rate swap	Other long-term liabilities	$21	$3

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

Included in the following table are the major categories of assets measured at fair value on a non-recurring basis as of June 27, 2015 and September 27, 2014, along with the impairment loss recognized on the fair value measurement during the period:

	As of June 27, 2015
	Level 1	Level 2	Level 3	Total	Impairment
Indefinite-lived trademarks	$—	$—	$207	$207	$—
Goodwill	—	—	1,654	1,654	—
Definite lived intangible assets	—	—	511	511	—
Property, plant, and equipment	—	—	1,301	1,301	2
Total	$—	$—	$3,673	$3,673	$2

	As of September 27, 2014
	Level 1	Level 2	Level 3	Total	Impairment
Indefinite-lived trademarks	$—	$—	$207	$207	$—
Goodwill	—	—	1,659	1,659	—
Definite lived intangible assets	—	—	585	585	—
Property, plant, and equipment	—	—	1,364	1,364	7
Total	$—	$—	$3,815	$3,815	$7

The Company’s financial instruments consist primarily of cash and cash equivalents, long-term debt, and capital lease obligations. The book value of our long-term indebtedness exceeded fair value by $24 million as of June 27, 2015. The Company’s long-term debt fair values were determined using Level 2 inputs as other significant observable inputs were not available.

8.  Income Taxes

A reconciliation of Income tax expense (benefit), computed at the federal statutory rate, to income tax expense (benefit), as provided for in the financial statements, is as follows:

	Quarterly Period Ended		Three Quarterly Periods Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Income tax expense (benefit) computed at statutory rate	$(9)	$(2)	$19	$8
Research and development credits	—	(18)	(3)	(18)
Uncertain tax positions	—	—	—	(1)
Change in valuation allowance	—	1	—	1
Other	—	—	(1)	—
Income tax expense (benefit)	$(9)	$(19)	$15	$(10)

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

	Quarterly Period Ended		Three Quarterly Periods Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Net sales:
Rigid Open Top	$276	$303	$784	$820
Rigid Closed Top	368	381	1,121	1,073
Engineered Materials	359	371	1,052	1,081
Flexible Packaging	238	243	728	674
Total net sales	$1,241	$1,298	$3,685	$3,648
Operating income :
Rigid Open Top	$26	$1	$51	$20
Rigid Closed Top	42	38	104	101
Engineered Materials	38	33	105	90
Flexible Packaging	15	11	41	12
Total operating income	$121	$83	$301	$223
Depreciation and amortization:
Rigid Open Top	$23	$23	$68	$70
Rigid Closed Top	32	33	99	93
Engineered Materials	17	19	52	56
Flexible Packaging	15	16	44	42
Total depreciation and amortization	$87	$91	$263	$261

	June 27, 2015	September 27, 2014
Total assets:
Rigid Open Top	$1,760	$1,808
Rigid Closed Top	1,850	1,966
Engineered Materials	674	722
Flexible Packaging	727	772
Total assets	$5,011	$5,268
Goodwill:
Rigid Open Top	$681	$681
Rigid Closed Top	825	827
Engineered Materials	69	71
Flexible Packaging	79	80
Total goodwill	$1,654	$1,659

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

11.  Basic and Diluted Net Income (Loss) per Share

Basic net income (loss) per share is calculated by dividing the net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for common stock equivalents. Diluted net income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method and the if-converted method. For purposes of this calculation, stock options are considered to be common stock equivalents and are only included in the calculation of diluted net income (loss) per share when their effect is dilutive.

The following tables and discussion provide a reconciliation of the numerator and denominator of the basic and diluted net income (loss) per share computations. The calculation below provides net income (loss) on both basic and diluted basis for the quarterly periods ended June 27, 2015 and June 28, 2014:

	Quarterly Period Ended			Three Quarterly Periods Ended
(in millions, except per share amounts)	June 27, 2015		June 28, 2014	June 27, 2015	June 28, 2014
Numerator
Consolidated net income (loss)		$(13)	$15	$38	$33
Denominator
Weighted average common shares outstanding - basic		119.5	117.3	118.9	116.6
Dilutive shares		—	4.2	4.8	4.2
Weighted average common and common equivalent shares outstanding - diluted		119.5	121.5	123.7	120.8

Per common share income (loss)
Basic	$	(0.11)	$0.13	$0.32	$0.28
Diluted	$	(0.11)	$0.12	$0.31	$0.27

The effect of outstanding stock options is not included in the calculation of diluted net loss per common share for the quarterly period ended June 27, 2015 as the effect of these options would be antidilutive to the net loss available to common shareholders.  Thus, the weighted average common equivalent shares used for purposes of computing diluted EPS are the same as those used to compute basic EPS for these periods.  Shares excluded from the quarterly period ended June 27, 2015 calculation, as the effect of their exercise into shares of our common stock would be antidilutive, were 4.9 million.

12.  Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of Consolidated net income (loss) and Other comprehensive income (loss).  Other comprehensive losses include net unrealized gains or losses resulting from currency translations of foreign subsidiaries, changes in the value of our derivative instruments and adjustments to the pension liability.

The balances related to each component of Other comprehensive income (loss) during the nine months ended June 27, 2015 were as follows:
	Currency Translation	Defined Benefit Pension and Retiree Health Benefit Plans	Derivative Instruments	Accumulated Other Comprehensive Loss
Balance at September 27, 2014	$(36)	$(15)	$8	$(43)
Other comprehensive loss	(32)	—	(18)	(50)
Tax expense	—	—	6	6
Balance at June 27, 2015	$(68)	$(15)	$(4)	$(87)

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
Condensed Supplemental Consolidated Balance Sheet
	June 27, 2015
	Parent	Issuer	Guarantor Subsidiaries	Non— Guarantor Subsidiaries	Eliminations	Total
Current assets	181	99	837	211	—	1,328
Intercompany receivable	—	3,135	—	102	(3,237)	—
Property, plant, and equipment, net	—	81	1,114	106	—	1,301
Other assets	106	1,458	2,172	106	(1,460)	2,382
Total assets	$287	$4,773	$4,123	$525	$(4,697)	$5,011

Current liabilities	50	177	379	88	—	694
Intercompany payable	(274)	—	3,511	—	(3,237)	—
Other long-term liabilities	585	3,761	38	7	—	4,391
Redeemable non-controlling interest	13	—	—	13	(13)	13
Stockholders’ equity (deficit)	(87)	835	195	417	(1,447)	(87)
Total liabilities and stockholders’ equity (deficit)	$287	$4,773	$4,123	$525	$(4,697)	$5,011

	September 27, 2014
	Parent	Issuer	Guarantor Subsidiaries	Non— Guarantor Subsidiaries	Eliminations	Total
Current assets	166	171	901	194	—	1,432
Intercompany receivable	—	3,343	—	87	(3,430)	—
Property, plant and equipment, net	—	84	1,162	118	—	1,364
Other assets	69	1,357	2,227	125	(1,306)	2,472
Total assets	$235	$4,955	$4,290	$524	$(4,736)	$5,268

Current liabilities	35	212	435	85	—	767
Intercompany payable	(319)	—	3,749	—	(3,430)	—
Other long-term liabilities	620	3,934	42	6	—	4,602
Redeemable non-controlling interest	13	—	—	13	(13)	13
Stockholders’ equity (deficit)	(114)	809	64	420	(1,293)	(114)
Total liabilities and stockholders’ equity (deficit)	$235	$4,955	$4,290	$524	$(4,736)	$5,268

Condensed Supplemental Consolidated Statements of Operations

	Quarterly Period Ended June 27, 2015
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$155	$961	$125	$—	$1,241
Cost of goods sold	—	121	773	109	—	1,003
Selling, general and administrative	—	17	63	12	—	92
Amortization of intangibles	—	2	18	2	—	22
Restructuring and impairment charges	—	—	3	—	—	3
Operating income	—	15	104	2	—	121
Debt extinguishment	—	94	—	—	—	94
Other expense (income), net	—	(2)	3	1	—	2
Interest expense, net	—	6	37	4	—	47
Equity in net income of subsidiaries	22	(60)	—	—	38	—
Income (loss) before income taxes	(22)	(23)	64	(3)	(38)	(22)
Income tax expense (benefit)	(9)	(10)	—	1	9	(9)
Consolidated net income (loss)	$(13)	$(13)	$64	$(4)	$(47)	$(13)
Comprehensive net income (loss)	$(13)	$(11)	$64	$(2)	$(47)	$(9)

	Quarterly Period Ended June 28, 2014
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$165	$1,019	$114	$—	$1,298
Cost of goods sold	—	145	854	90	—	1,089
Selling, general and administrative	—	13	62	10	—	85
Amortization of intangibles	—	3	21	2	—	26
Restructuring and impairment charges	—	—	15	—	—	15
Operating income	—	4	67	12	—	83
Debt extinguishment	—	33	—	—	—	33
Other income, net	—	—	(2)	—	—	(2)
Interest expense, net	10	7	43	(35)	31	56
Equity in net income of subsidiaries	(6)	(73)	—	—	79	—
Income (loss) before income taxes	(4)	37	26	47	(110)	(4)
Income tax expense (benefit)	(19)	(7)	—	1	6	(19)
Consolidated net income (loss)	$15	$44	$26	$46	$(116)	$15
Comprehensive net income (loss)	$15	$39	$26	$48	$(116)	$12

	Three Quarterly Periods Ended June 27, 2015
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$464	$2,871	$350	$—	$3,685
Cost of goods sold	—	394	2,366	277	—	3,037
Selling, general and administrative	—	50	183	33	—	266
Amortization of intangibles	—	6	58	6	—	70
Restructuring and impairment charges	—	—	11	—	—	11
Operating income	—	14	253	34	—	301
Debt extinguishment	—	94	—	—	—	94
Other expense (income), net	—	(1)	2	1	—	2
Interest expense, net	—	19	119	14	—	152
Equity in net income of subsidiaries	(53)	(148)	—	—	201	—
Income (loss) before income taxes	53	50	132	19	(201)	53
Income tax expense (benefit)	15	12	—	3	(15)	15
Consolidated net income (loss)	$38	$38	$132	$16	$(186)	$38
Comprehensive net income (loss)	$38	$26	$132	$(16)	$(186)	$(6)

Consolidating Statement of Cash Flows
Cash Flow from Operating Activities	$—	$(35)	$407	$20	$—	$392
Cash Flow from Investing Activities
Additions to property, plant, and equipment	—	(11)	(110)	(3)	—	(124)
Proceeds from sale of assets	—	—	13	5	—	18
(Contributions) distributions to/from subsidiaries	(16)	16	—	—	—	—
Intercompany advances (repayments)	—	282	—	—	(282)	—
Acquisition of business, net of cash acquired	—	—	—	—	—	—
Net cash from investing activities	(16)	288	(97)	2	(282)	(106)

Cash Flow from Financing Activities
Proceeds from long-term debt	—	702	—	—	—	702
Proceeds from issuance of common stock	16	—	—	—	—	16
Payment of tax receivable agreement	(39)	—	—	—	—	(39)
Repayments on long-term borrowings	—	(937)	—	(3)	—	(940)
Debt financing costs	—	(87)	—	—	—	(87)
Changes in intercompany balances	39	—	(321)	—	282	—
Net cash from financing activities	16	(322)	(321)	(3)	282	(348)

Effect of exchange rate changes on cash	—	—	—	(5)	—	(5)

Net change in cash	—	(70)	(11)	14	—	(67)
Cash and cash equivalents at beginning of period	—	70	15	44	—	129
Cash and cash equivalents at end of period	$—	$—	$4	$58	$—	$62

	Three Quarterly Periods Ended June 28, 2014
	Parent	Issuer	Guarantor Subsidiaries	Non— Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$466	$2,884	$298	$—	$3,648
Cost of goods sold	—	417	2,424	235	—	3,076
Selling, general and administrative	—	47	172	25	—	244
Amortization of intangibles	—	7	64	6	—	77
Restructuring and impairment charges	—	—	28	—	—	28
Operating income (loss)	—	(5)	196	32	—	223
Debt extinguishment	—	35	—	—	—	35
Other income, net	—	(1)	(2)	—	—	(3)
Interest expense, net	34	20	133	(102)	83	168
Equity in net income of subsidiaries	(57)	(196)	—	—	253	—
Income (loss) before income taxes	23	137	65	134	(336)	23
Income tax expense (benefit)	(10)	29	—	3	(32)	(10)
Consolidated net income (loss)	$33	$108	$65	$131	$(304)	$33
Comprehensive net income (loss)	$33	$105	$65	$129	$(304)	$28

Consolidating Statement of Cash Flows
Cash Flows from Operating Activities	$—	$29	$316	$25	$—	$370
Cash Flows from Investing Activities
Additions to property, plant, and equipment	—	(10)	(155)	(7)	—	(172)
Proceeds from sale of assets	—	—	5	—	—	5
(Contributions) distributions to/from subsidiaries	727	(6)	—	—	(721)	—
Proceeds from sale of investments	—	—	—	721	(721)	—
Intercompany advances (repayments)	—	(93)	—	—	93	—
Acquisition of businesses, net of cash acquired	—	—	(135)	(90)	—	(225)
Net cash from investing activities	727	(109)	(285)	624	(1,349)	(392)

Cash Flows from Financing Activities
Proceeds from long-term borrowings	—	1,664	—	—	—	1,664
Proceeds from issuance of common stock	13	—	—	—	—	13
Payment of tax receivable agreement	(32)	—	—	—	—	(32)
Debt financing costs	—	(44)	—	—	—	(44)
(Contributions) distributions to/from subsidiaries	—	—	—	(721)	721	—
Repayments on long-term borrowings	(740)	(1,656)	—	—	721	(1,675)
Changes in intercompany balances	32	—	(30)	91	(93)	—
Net cash from financing activities	(727)	(36)	(30)	(630)	1,349	(74)
Effect of exchange rate changes on cash	—	—	—	(1)	—	(1)
Net change in cash	—	(116)	1	18	—	(97)
Cash and cash equivalents at beginning of period	—	116	—	26	—	142
Cash and cash equivalents at end of period	$—	$—	$1	$44	$—	$45

14.  Subsequent Events

In July 2015, the Company announced its intention to enter into a definitive agreement to acquire AVINTIV Inc. (“AVINTIV”) from Blackstone Group LP for a purchase price of $2.45 billion in cash on a debt-free, cash-free basis.  AVINTIV Inc. is one of the world’s leading developers, producers, and marketers of nonwoven specialty materials used in hygiene, infection prevention, personal care, and high-performance solutions.

With 23 locations in 14 countries, an employee base of over 4,500 people, and the broadest range of process technologies in the industry, AVINTIV’s strategically located manufacturing facilities position it as a global supplier to many of the same leading consumer and industrial product manufacturers that the Company supplies.  AVINTIV’s manufacturing facilities are strategically located worldwide near many key customers and utilize similar key raw materials as the Company’s existing business.

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

Executive Summary

Business.  We operate in the following four segments: Rigid Open Top, Rigid Closed Top, Engineered Materials, and Flexible Packaging. The Rigid Open Top segment sell primarily containers and foodservice items. The Rigid Closed Top segment sells closures, overcaps, bottles, prescription containers, and tubes. Our Engineered Materials segment primarily sells pipeline corrosion protection solutions, tapes and adhesives, polyethylene based film products, and can liners. The Flexible Packaging segment primarily sells high barrier, multilayer film products as well as finished flexible packages such as printed bags and pouches.

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

Recent Development.  In July 2015, we announced our intention to enter into a definitive agreement to acquire AVINTIV Inc. (“AVINTIV”) from Blackstone Group LP for a purchase price of $2.45 billion in cash on a debt-free, cash-free basis.  AVINTIV is one of the world’s leading developers, producers, and marketers of nonwoven specialty materials used in hygiene, infection prevention, personal care, and high-performance solutions.

With 23 locations in 14 countries, an employee base of over 4,500 people, and the broadest range of process technologies in the industry, AVINTIV’s strategically located manufacturing facilities position it as a global supplier to many of the same leading consumer and industrial product manufacturers that the Company supplies.  AVINTIV’s manufacturing facilities are strategically located worldwide near many key customers and utilize similar key raw materials as the Company’s existing business.

The AVINTIV transaction, which is subject to customary closing conditions, is expected to close by the end of calendar year 2015. We have secured committed debt financing while all funding options are being evaluated.

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

	Polyethylene Butene Film			Polypropylene
Fiscal Quarter	2015	2014	2013	2015	2014	2013
1st quarter	$.86	$.82	$.69	$.92	$.89	$.76
2nd quarter	.75	.85	.74	.73	.95	.96
3rd quarter	.76	.86	.77	.68	.91	.84
4th quarter	—	.87	.79	—	.92	.89

Due to differences in the timing of passing through resin cost changes to our customers on escalator/de-escalator programs, segments are negatively impacted in the short term when plastic resin costs increase and are positively impacted when plastic resin costs decrease. This timing lag in passing through raw material cost changes could affect our results as plastic resin costs fluctuate.

Outlook.  The Company is impacted by general economic and industrial growth, plastic resin availability and affordability, and general industrial production. Our business has both geographic and end market diversity, which reduces the effect of any one of these factors on our overall performance. Our results are affected by our ability to pass through raw material cost changes to our customers, improve manufacturing productivity and adapt to volume changes of our customers.  Consumer demand for packaged food products has been under pressure for over two years. This has put pressure on industry margins and asset utilization rates, which the Company has been able to partially offset by pricing actions, asset consolidations, introduction of new products and synergies from acquisitions.  During the first half of the year we received a favorable impact on cash from operating activities from the declining resin prices.  If oil prices stabilize, we would expect this benefit from falling resin prices to diminish.

Results of Operations

Comparison of the Quarterly Period Ended June 27, 2015 (the “Quarter”) and the Quarterly Period Ended June 28, 2014 (the “Prior Quarter”)

Consolidated Overview
	Quarter	Prior Quarter	$ Change	% Change
Net sales	$1,241	$1,298	$(57)	(4%)
Operating income	$121	$83	$38	46%
Operating income percentage of net sales	10%	6%

The net sales decrease of $57 million is primarily attributed to a 2% volume decline primarily attributed to soft customer demand, selling price decreases of 5% due to the pass through of lower raw material costs, and a 1% negative impact from foreign currency changes partially offset by net sales from acquisition volume attributed to the Healthcare Containers and Closures business purchased from Rexam (“C&C”) in the last twelve months of 4%.

The operating income increase of $38 million is primarily attributed to a $14 million improvement in the relationship of net selling price to raw material costs, $3 million of operating income from the C&C business acquired in the last twelve months, a $6 million decrease in depreciation and amortization expense and a $25 million decrease in business integration expenses. The $25 million decrease in business integration expenses primarily consisted of a decrease in restructuring and impairment costs of $12 million and a $13 million decrease in costs attributed to manufacturing inefficiencies associated with the 2014 cost reduction plan. These improvements were partially offset by $5 million from base volume declines, a $2 million increase in selling, general and administrative expenses, and a $2 million negative impact from foreign currency changes.  Business integration expenses consist of restructuring and impairment charges, manufacturing inefficiencies associated with cost reduction plans, major innovation start-up and other business optimization costs. Acquisition operating income (loss) is generally analyzed in total until the acquisition has been included in our results for a full year.

Rigid Open Top
	Quarter	Prior Quarter	$ Change	% Change
Net sales	$276	$303	$(27)	(9%)
Operating income	$26	$1	$25	2,500%
Operating income percentage of net sales	9%	0%

Net sales in the Rigid Open Top segment decreased by $27 million from the Prior Quarter as a result of a volume decline of 4% and selling price decreases of 5% due to the pass through of lower raw material costs. The volume decline is primarily related to a decline in dairy container product sales.

The operating income increase of $25 million in the Rigid Open Top segment from the Prior Quarter is primarily attributed to a $6 million improvement in the relationship of net selling price to raw material costs, a decrease in restructuring and impairment costs of $10 million and a $12 million decrease in costs primarily attributed to manufacturing inefficiencies associated with the 2014 cost reduction plan. These improvements were partially offset by $2 million in base volume declines and a $1 million increase in selling, general and administrative expenses.

Rigid Closed Top
	Quarter	Prior Quarter	$ Change	% Change
Net sales	$368	$381	$(13)	(3%)
Operating income	$42	$38	$4	11%
Operating income percentage of net sales	11%	10%

Net sales in the Rigid Closed Top segment decreased by $13 million from the Prior Quarter as a result of volume decline of 5% and selling price decreases of 7% due to the pass through of lower raw material costs, partially offset by C&C acquisition volume of 9%. The volume decline is primarily related to general market softness in our closure product offerings.

The operating income increase of $4 million in the Rigid Closed Top segment from the Prior Quarter is primarily attributed to $2 million of operating income from the C&C acquisition, $4 million of improvement in the relationship of net selling price to raw material costs, and a $2 million decrease in depreciation and amortization expense partially offset by $5 million from base volume declines.

Engineered Materials
	Quarter	Prior Quarter	$ Change	% Change
Net sales	$359	$371	$(12)	(3%)
Operating income	$38	$33	$5	15%
Operating income percentage of net sales	11%	9%

Net sales in the Engineered Materials segment decreased by $12 million from the Prior Quarter primarily as a result of selling price decreases of 4% due to the pass through of lower raw material costs and a 2% negative impact from foreign currency changes partially offset by 3% in base volume increases.

The operating income increase of $5 million in the Engineered Materials segment from the Prior Quarter is primarily attributed to a $1 million improvement in the relationship of net selling price to raw material costs, $3 million from base volume increases, and a $2 million decrease in depreciation and amortization expense partially offset by a $1 million negative impact from foreign currency changes.

Flexible Packaging
	Quarter	Prior Quarter	$ Change	% Change
Net sales	$238	$243	$(5)	(2%)
Operating income	$15	$11	$4	36%
Operating income percentage of net sales	6%	5%

Net sales in the Flexible Packaging segment decreased by $5 million from the Prior Quarter primarily as a result of a 2% base volume decline, selling price decreases of 4% due to the pass through of lower raw material costs, and a 3% negative impact from foreign currency changes, partially offset by C&C acquisition volume of 7%. The volume decline was primarily attributed to soft customer demand in our converter product offerings.

The operating income increase of $4 million in the Flexible Packaging segment from the Prior Quarter is primarily attributed to a $3 million improvement in the relationship of net selling price to raw material costs, $1 million of operating income from the C&C acquisition, and a $2 million decrease in depreciation and amortization expense partially offset by $1 million from base volume declines and a $1 million negative impact from foreign currency changes.

Other expense (income)
	Quarter	Prior Quarter	$ Change	% Change
Other expense (income), net	$2	$(2)	$4	200%

The other expense (income) increase of $4 million from the Prior Quarter is primarily the result of losses realized on the sale and disposal of assets in the Quarter compared to gains on the sale of assets in the Prior Quarter.

Interest expense
	Quarter	Prior Quarter	$ Change	% Change
Interest expense, net	$47	$56	$(9)	(16%)

Interest expense decreased from $56 million in the Prior Quarter to $47 million in the Quarter primarily as the result of the retirement of the 9¾% second priority senior secured notes and corresponding issuance of the 5 1/8% second priority senior secured notes in June 2015 as well as the retirement of the 9½% second priority senior secured notes and corresponding issuance of the 5½% second priority senior secured notes in May 2014.

Income tax expense (benefit)
	Quarter	Prior Quarter	$ Change	% Change
Income tax expense (benefit)	$ (9)	$ (19)	$ 10	53%

For the Quarter, we recorded an income tax benefit of $9 million. The effective tax rate for the Quarter compared to the Prior Quarter is impacted by discrete items, the inclusion of certain international entities for which a full valuation allowance is recognized, and $18 million of federal and state research and development tax credits recognized in the Prior Quarter.

Comparison of the Three Quarterly Periods Ended June 27, 2015 (the “YTD”) and the Three Quarterly Periods Ended June 28, 2014 (the “Prior YTD”)

Consolidated Overview
	YTD	Prior YTD	$ Change	% Change
Net sales	$3,685	$3,648	$37	1%
Operating income	$301	$223	$78	35%
Operating income percentage of net sales	8%	6%

The net sales increase of $37 million from the Prior YTD is primarily attributed to net sales from businesses acquired in the last twelve months of 5% partially offset by a 3% volume decline primarily related to soft customer demand and selling price decreases of 1% due to the pass through of lower raw material costs.

The operating income increase of $78 million from the Prior YTD is primarily attributed to a $33 million improvement in the relationship of net selling price to raw material costs, $6 million of operating income from businesses acquired in the last twelve months, a $6 million decrease in depreciation and amortization expense, a $13 million improvement in operating performance in manufacturing, and a $49 million decrease in business integration expenses. The $49 million decrease in business integration expenses primarily consisted of a decrease in restructuring and impairment costs of $17 million and a $32 million decrease in costs attributed primarily to manufacturing inefficiencies associated with the 2014 cost reduction plan and acquisition integration costs. These improvements were partially offset by $20 million from base volume declines, a $4 million increase in selling, general and administrative expenses, and a $5 million negative impact from foreign currency changes.  Business integration expenses consist of restructuring and impairment charges, manufacturing inefficiencies associated with cost reduction plans, major innovation start-up and other business optimization costs. Acquisition operating income (loss) is generally analyzed in total until the acquisition has been included in our results for a full year.

Rigid Open Top
	YTD	Prior YTD	$ Change	% Change
Net sales	$784	$820	$(36)	(4%)
Operating income	$51	$20	$31	155%
Operating income percentage of net sales	7%	2%

Net sales in the Rigid Open Top segment decreased by $36 million from the Prior YTD primarily as a result of a volume decline of 4%. The volume decline is primarily related to a decline in dairy container product sales.

The operating income increase of $31 million in the Rigid Open Top segment from the Prior YTD is primarily attributed to $12 million of improvement in the relationship of net selling price to raw material costs, a $1 million decrease in depreciation and amortization expense, and a $32 million decrease in business integration expenses primarily consisted of a decrease in restructuring and impairment costs of $10 million and a $22 million decrease in costs attributed to manufacturing inefficiencies associated with the 2014 cost reduction plan. These improvements were partially offset by $7 million in base volume declines, a $3 million increase in selling, general and administrative expenses, and a $4 million decline in operating performance in manufacturing.

Rigid Closed Top
	YTD	Prior YTD	$ Change	% Change
Net sales	$1,121	$1,073	$48	4%
Operating income	$104	$101	$3	3%
Operating income percentage of net sales	9%	9%

Net sales in the Rigid Closed Top segment increased by $48 million from the Prior YTD primarily as a result of acquisition volume of 10% attributed to the United States portion of the Healthcare Containers and Closures business purchased from Rexam (“C&C”), partially offset by a volume decline of 3% and selling price decreases of 3% due to the pass through of lower raw material costs.  The volume decline is primarily attributed to general market softness in our closure product offerings.

The operating income increase of $3 million in the Rigid Closed Top segment from the Prior YTD is primarily attributed to a $5 million improvement in operating performance in manufacturing, $5 million of improvement in the relationship of net selling price to raw material costs, $3 million decrease in business integration expenses attributed to acquisition integration, and a $5 million decline in selling, general, and administrative expenses, partially offset by $3 million of operating losses from the C&C acquisition, an increase in restructuring and impairment costs of $2 million, and $10 million in base volume declines.

Engineered Materials
	YTD	Prior YTD	$ Change	% Change
Net sales	$1,052	$1,081	$(29)	(3)%
Operating income	$105	$90	$15	17%
Operating income percentage of net sales	10%	8%

Net sales in the Engineered Materials segment decreased by $29 million from the Prior YTD primarily as a result of a 1% base volume decline and a 2% negative impact from foreign currency.  The volume decline is primarily attributed to general market softness and lost import revenues in our home and party product offerings.

The operating income increase of $15 million in the Engineered Materials segment from the Prior YTD is primarily attributed to a decrease in restructuring and impairment costs of $5 million, a $4 million improvement in operating performance in manufacturing, a $7 million improvement in the relationship of net selling price to raw material costs, and a $4 million decrease in depreciation and amortization expense, partially offset by a $2 million increase in selling, general, and administrative expenses and a $2 million negative impact from foreign currency changes.

Flexible Packaging
	YTD	Prior YTD	$ Change	% Change
Net sales	$728	$674	$54	8%
Operating income	$41	$12	$29	242%
Operating income percentage of net sales	6%	2%

Net sales in the Flexible Packaging increased $54 million from the Prior YTD primarily as a result of acquisition volume of 13% and selling price increases of 1% partially offset by a 3% base volume decline and a 3% negative impact from foreign currency changes.

The operating income increase of $29 million in the Flexible Packaging segment from the Prior YTD is primarily attributed to a $8 million improvement in operating performance in manufacturing, a $10 million improvement in the relationship of net selling price to raw material costs, a $9 million benefit from businesses acquired in the last 12 months, a decrease in restructuring and impairment costs of $4 million, and a $7 million decrease of costs primarily associated with manufacturing inefficiencies associated with the 2014 cost reduction plan partially offset by $3 million from base volume declines, $4 million increased in selling general and administrative expenses, and a $3 million negative impact from foreign currency changes.

Other expense, (income), net
	YTD	Prior YTD	$ Change	% Change
Other expense (income), net	$2	$(3)	$5	267%

The other expense (income) increase of $5 million from the Prior Quarter is primarily the result of losses realized on the sale and disposal of assets in the Quarter compared to gains on the sale of assets in the Prior Quarter.

Interest expense
	YTD	Prior YTD	$ Change	% Change
Interest expense, net	$ 152	$ 168	$ (16)	(10%)

Interest expense decreased from $168 million in the Prior YTD to $152 million in the YTD primarily as the result of the retirement of the 9¾% second priority senior secured notes and corresponding issuance of the 5 1/8% second priority senior secured notes in June 2015as well as the retirement of the 9½% second priority senior secured notes and corresponding issuance of the 5½% second priority senior secured notes in May 2014.

Income tax expense (benefit)
	YTD	Prior YTD	$ Change	% Change
Income tax expense (benefit)	$ 15	$ (10)	$ 25	250%

For the YTD we recorded income tax expense of $15 million. The effective tax rate for the YTD compared to the Prior YTD is impacted by discrete items, the inclusion of certain international entities for which a full valuation allowance is recognized, and $18 million of federal and state research and development tax credits recognized in the Prior YTD.

Liquidity and Capital Resources

Senior Secured Credit Facility

We manage our global cash requirements considering (i) available funds among the many subsidiaries through which we conduct business, (ii) the geographic location of our liquidity needs, and (iii) the cost to access international cash balances.  Our U.S. operations generate sufficient cash flows to fund their liquidity needs and do not depend on cash located outside the U.S. for their operation. In the U.S., we have a $650 million asset based revolving line of credit. In May 2015, the Company amended the credit agreement relating to its revolving credit facility to extend the maturity date from June 2016 to May 2020 and to reduce interest margins and certain commitment fees. The availability under the revolving line of credit is the lesser of $650 million or a defined borrowing base which is calculated based on eligible accounts receivable and inventory.

Our fixed charge coverage ratio, as defined in the revolving credit facility, is calculated based on a numerator consisting of adjusted EBITDA less pro forma adjustments, income taxes paid in cash and capital expenditures, and a denominator consisting of scheduled principal payments in respect of indebtedness for borrowed money, interest expense and certain distributions. We are obligated to sustain a minimum fixed charge coverage ratio of 1.0 to 1.0 under the revolving credit facility at any time when the aggregate unused capacity under the revolving credit facility is less than 10% of the lesser of the revolving credit facility commitments and the borrowing base (and for 10 business days following the date upon which availability exceeds such threshold) or during the continuation of an event of default. Our fixed charge ratio was 2.8 to 1.0 at June 27, 2015.

Despite not having financial maintenance covenants, our debt agreements contain certain negative covenants. The failure to comply with these negative covenants could restrict our ability to incur additional indebtedness, effect acquisitions, enter into certain significant business combinations, make distributions or redeem indebtedness. The term loan facility contains a negative covenant first lien secured leverage ratio covenant of 4.0 to 1.0 on a pro forma basis for a proposed transaction, such as an acquisition or incurrence of additional first lien debt. Our first lien secured leverage ratio was 3.0 to 1.0 at June 27, 2015. In addition to its regular principal payments, in October 2014, the Company elected to make a voluntary one-time $100 million principal payment on the outstanding term loan, using existing liquidity.

A key financial metric utilized in the calculation of the first lien leverage ratio is adjusted EBITDA (defined as “EBITDA” in the Company’s senior secured credit facilities, but referred herein as Adjusted EBITDA). The following table reconciles (i) our Adjusted EBITDA to operating income and (ii) our Adjusted Free Cash Flow to cash flow from operating activities, in each case, for the four quarters and quarterly period ended June 27, 2015:

	June 27, 2015
	Four Quarters Ended	Quarterly Period Ended
Adjusted EBITDA	$830	$220
Depreciation and amortization	(360)	(87)
Business optimization and other expense (a)	(54)	(8)
Restructuring and impairment	(13)	(3)
Pro forma acquisitions	—	—
Unrealized cost savings	(9)	(1)
Operating income	$394	$121
Cash flow from operating activities	$552	$180
Net additions to property, plant and equipment	(135)	(40)
Payments of tax receivable agreement	(39)	—
Adjusted free cash flow	$378	$140
Cash flow from investing activities	(136)	(40)
Cash flow from financing activities	(393)	(197)
(a) Includes business optimization, integration expenses and non-cash charges

Adjusted EBITDA and Adjusted Free Cash Flow, as presented in this document, are supplemental financial measures that are not required by, or presented in accordance with, generally accepted accounting principles in the United States (“GAAP”).  Adjusted EBITDA and Adjusted Free Cash Flow are not GAAP financial measures and should not be considered as an alternative to operating or net income or cash flows from operating activities, in each case determined in accordance with GAAP.  We define “Adjusted EBITDA” as operating income before depreciation, amortization, and certain restructuring and business optimization charges and as adjusted for unrealized cost reductions and acquired businesses, including unrealized synergies, which are more particularly defined in our credit documents and the indentures governing our notes. Adjusted EBITDA is used by our lenders for debt covenant compliance purposes and by our management as one of several measures to evaluate management performance. While the determination of appropriate adjustments in the calculation of Adjusted EBITDA is subject to interpretation under the terms of our credit facilities, management believes the adjustments described above are in accordance with the covenants in such credit facilities.  Adjusted EBITDA eliminates certain charges that we believe do not reflect operations and underlying operational performance. Although we use Adjusted EBITDA as a financial measure to assess the performance of our business, the use of Adjusted EBITDA has important limitations, including that (1) Adjusted EBITDA does not represent funds available for dividends, reinvestment or other discretionary uses; (2) Adjusted EBITDA does not reflect cash outlays for capital expenditures or contractual commitments; (3) Adjusted EBITDA does not reflect changes in, or cash requirements for, working capital; (4) Adjusted EBITDA does not reflect the interest expense or the cash requirements necessary to service interest or principal payments on indebtedness; (5) Adjusted EBITDA does not reflect income tax expense or the cash necessary to pay income taxes; (6) Adjusted EBITDA excludes depreciation and amortization and, although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Adjusted EBITDA does not reflect cash requirements for such replacements; and (7) Adjusted EBITDA does not reflect the impact of earnings or charges resulting from matters we consider not to be indicative of our ongoing operations.

We define “Adjusted Free Cash Flow” as cash flow from operating activities less additions to property, plant and equipment and payments of the tax receivable agreement. We use Adjusted Free Cash Flow as a measure of liquidity because it assists us in assessing our company’s ability to fund its growth through its generation of cash. We believe Adjusted Free Cash Flow is useful to an investor in evaluating our liquidity because Adjusted Free Cash Flow and similar measures are widely used by investors, securities analysts and other interested parties in our industry to measure a company’s liquidity without regard to revenue and expense recognition, which can vary depending upon accounting methods. Although we use Adjusted Free Cash Flow as a liquidity measure to assess our ability to generate cash, the use of Adjusted Free Cash Flow has important limitations, including that: (1) Adjusted Free Cash Flow does not reflect the cash requirements necessary to service principal payments on our indebtedness; and (2) Adjusted Free Cash Flow removes the impact of accrual basis accounting on asset accounts and non-debt liability accounts. Our projected Adjusted Free Cash flow for fiscal 2015 assumes $619 million of cash flow from operations, $180 million of net additions to property, plant, and equipment and $39 million of payment under our tax receivable agreement.

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

Cash Flows

Net cash provided by operating activities increased from $370 million in the Prior YTD to $392 million in the YTD. The change is primarily attributed to improved operating performance partially offset by an increase in working capital needs primarily as a result of timing on accounts payable and other liabilities, including $30 million of accrued interest paid in June 2015 on the retired 9¾ % second priority notes.

Net cash used in investing activities decreased from $392 million in the Prior YTD to $106 million in the YTD primarily as a result of lower capital expenditures in the YTD and the acquisition of Graphic Flexible Packaging LLC’s flexible plastics and films business, Qingdao P&B Co. Ltd, and Rexam’s Healthcare Containers and Closures business in the Prior YTD. Our capital expenditures are forecasted at $180 million for fiscal 2015 and will be funded from cash flows from operating activities and existing liquidity.

Net cash used in financing activities increased from $74 million in the Prior YTD compared to $348 million in the YTD.  The change is primarily attributed to a $100 million voluntary principal payment made on our term debt, and use of existing liquidity as part of the issuance of the $700 million of 5 1/8% second priority senior secured notes and subsequent retirement of all the outstanding 9¾% second priority senior secured notes in the current YTD.

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

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

We are exposed to market risk from changes in interest rates primarily through our senior secured credit facilities.  Our senior secured credit facilities are comprised of (i) $2.4 billion term loans and (ii) a $650 million revolving credit facility.  At June 27, 2015, the Company had a $9 million outstanding balance on the revolving credit facility. Borrowings under our senior secured credit facilities bear interest, at our option, at either an alternate base rate or an adjusted LIBOR rate for a one-, two-, three- or six month interest period, or a nine- or twelve-month period, if available to all relevant lenders, in each case, plus an applicable margin. The alternate base rate is the greater of (i) in the case of our term loans, Credit Suisse’s prime rate or, in the case of our revolving credit facility, Bank of America's prime rate and (ii) one-half of 1.0% over the weighted average of rates on overnight Federal Funds as published by the Federal Reserve Bank of New York. At June 27, 2015, the LIBOR rate of 0.33% applicable to the term loan was below the LIBOR floor of 1.00%. LIBOR would have to change by more than 1% to have a material impact on our interest expense.

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

The Company's management, with the participation of the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures as of June 27, 2015. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 27, 2015, the design and operation of our disclosure controls and procedures were effective at the reasonable assurance level

(b)	Changes in internal controls.

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 27, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

All forward-looking information and subsequent written and oral forward-looking statements attributable to us, or to persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. Some of the factors that we believe could affect our results include:

·	risks associated with our substantial indebtedness and debt service;
·	changes in prices and availability of resin and other raw materials and our ability to pass on changes in raw material prices on a timely basis;
·	performance of our business and future operating results;
·	risks related to our acquisition strategy and integration of acquired businesses;
·	reliance on unpatented know-how and trade secrets;
·	increases in the cost of compliance with laws and regulations, including environmental, safety, and production and product laws and regulations;
·	risks related to disruptions in the overall economy and the financial markets that may adversely impact our business;
·	catastrophic loss of one of our key manufacturing facilities, natural disasters, and other unplanned business interruptions;
·	risks of competition, including foreign competition, in our existing and future markets;
·	general business and economic conditions, particularly an economic downturn;
·	risks that our restructuring program may entail greater implementation costs or result in lower cost savings than anticipated;
·	the ability of our insurance to cover fully our potential exposures; and
·	the other factors discussed in our most recent Form 10-K in the section titled “Risk Factors.”

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
4.1
Supplemental Indenture, dated June 5, 2015, to the Indenture dated as of November 19, 2010, among Berry Plastics Corporation, the guarantors party thereto and U.S. Bank National Association, as Trustee, relating to the 9.75% Second Priority Senior Secured Fixed Rate Notes due 2021 (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the SEC on June 5, 2015).

4.2
Indenture, dated June 5, 2015, by and among Berry Plastics Corporation, the guarantors party thereto and U.S. Bank National Association, as Trustee, relating to the 5.125% second priority senior secured notes due 2023  (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed with the SEC on June 5, 2015).

10.1
Amendment No. 4 to the Amended and Restated Credit Agreement, dated as of May 14, 2015, by and among Berry Plastics Group, Inc., Berry Plastics Corporation, certain domestic subsidiaries party thereto, Bank of America, N.A., as collateral agent and administrative agent, the lenders party thereto, and the financial institutions party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on May 14, 2015).

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

Berry Plastics Group, Inc.

	By:	/s/ Mark W. Miles
Mark W. Miles
August 3, 2015		Chief Financial Officer