Form 10-K
period 2015-09-26
BERRY PLASTICS GROUP INC
filed 2015-11-23
CIK 1378992

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
[X]	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended September 26, 2015
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
Yes [   ]No [X]

The aggregate market value of the common stock of the registrant held by non-affiliates was approximately $4.2 billion as of March 27, 2015, the last business day of the registrant’s most recently completed second fiscal quarter.  This amount excludes shares of the registrant’s common stock held by current executive officers, directors, and affiliates whose ownership did not exceed 5% as of such date.  The aggregate market value was computed using the $35.43 closing price per share for such stock on the New York Stock Exchange on such date.

Class	Outstanding at November 23, 2015
Common Stock, $.01 par value per share	120.0 million shares

DOCUMENTS INCORPORATED BY REFERENCE
Portions of Berry Plastics Group, Inc.’s Proxy Statement for its 2016 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

  CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933  and Section 21E of the Securities Exchange Act of 1934, as amended, with respect to our financial condition, results of operations and business and our expectations or beliefs concerning future events.  The forward-looking statements include, in particular, statements about our plans, strategies and prospects under the heading "Management’s Discussion and Analysis of Financial Condition and Results of Operations".  You can identify forward-looking statements because they contain words such as “believes,” “expects,” “may,” “will,” “should,” “would,” “could,” “seeks,” “approximately,” “intends,” “plans,” “estimates,”  “outlook,” “anticipates” or “looking forward” or similar expressions that relate to our strategy, plans, intentions, or our financial condition, our recent acquisition of AVINTIV Inc. (“Avintiv”) and integration thereof.  All statements we make relating to our estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results or to our expectations regarding future industry trends are forward-looking statements.  In addition, we, through our senior management, from time to time make forward-looking public statements concerning our expected future operations and performance and other developments.  These forward-looking statements are subject to risks and uncertainties that may change at any time, and, therefore, our actual results may differ materially from those that we expected.  We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions.  While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results.  All forward-looking statements are based upon information available to us on the date of this Form 10-K.

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
●
risks related to our acquisition strategy and integration of acquired businesses, including the diversion of management time on acquisition-related issues and our ability to promptly and effectively integrate our businesses with those of acquisitions and achieve the synergies and value creation contemplated;

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

TABLE OF CONTENTS
FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 26, 2015

Item 1.  BUSINESS
(In millions of dollars, except as otherwise noted)

General

Berry Plastics Group, Inc. (“Berry,” "We," or the “Company”) is a leading provider of value-added plastic consumer packaging and engineered materials with a track record of delivering high-quality customized solutions to our customers.  Representative examples of our products include specialty closures, prescription vials, specialty films, adhesives, corrosion protection materials, as well as drink cups, thin-wall containers, and bottles. We sell our products predominantly into stable, consumer-oriented end-markets, such as healthcare, personal care, and food and beverage.

We believe that we have created one of the largest product libraries in our industry, allowing us to be a comprehensive solution provider to our customers.  Our customers consist of a diverse mix of leading global, national, mid-sized regional and local specialty businesses.  The size and scope of our customer network allows us to introduce new products we develop or acquire to a vast audience that is familiar with our brand.  In fiscal 2015, no single customer represented more than approximately 2% of net sales and our top ten customers represented 16% of net sales.  We believe our manufacturing processes and our ability to leverage our scale to reduce expenses on items, such as raw materials, position us as a low-cost manufacturer relative to our competitors.

Through November 2015 our business was organized into four operating divisions: Rigid Open Top, Rigid Closed Top, (which together make up our Rigid Packaging business), Engineered Materials, and Flexible Packaging.  Additional financial information about our business segments is provided in “Management's Discussion and Analysis of Financial Condition and Results of Operations” and the “Notes to Consolidated Financial Statements,” which are included elsewhere in this Form 10-K.

 In November 2015, the Company reorganized into three operating segments: Health, Hygiene and Specialties, Consumer Packaging, and Engineered Materials.  The Health, Hygiene and Specialties segment will include the recently acquired Avintiv business and personal care films and international business that historically reported in our Flexible Packaging segment.  The Consumer Packaging segment will consist of our historical Rigid Open Top segment, Rigid Closed Top segment, the food and consumer films business that historically reported in our Flexible Packaging segment, and the custom shrink films business that was historically reported in our Engineered Materials segment.  The Engineered Material segment will include the old Engineered Material segment, excluding the custom shrink films business, and the converter films business that was historically reported in our Flexible Packaging segment.  Beginning with our results for the first quarter of fiscal 2016, we will report results based on our new operating segment structure.

Recent Acquisitions

Rexam Healthcare Containers and Closures

In June 2014, the Company acquired Rexam’s Healthcare Containers and Closures business (“C&C”) for a purchase price of $133 million, net of cash acquired. The C&C business produces bottles, closures, and specialty products for pharmaceutical and over-the-counter healthcare applications. The C&C acquisition has been accounted for under the purchase method of accounting, and accordingly, the purchase price has been allocated to the identifiable assets and liabilities based on their fair values at the acquisition date. The acquired assets and assumed liabilities consisted of working capital of $32 million, property and equipment of $85 million, non-current deferred tax asset of $3 million, intangible assets of $9 million, goodwill of $7 million, and other long-term liabilities of $3 million.

AVINTIV Inc.

In October 2015, the Company acquired 100% of the capital stock of Avintiv for a purchase price of approximately $2.3 billion which is preliminary and subject to adjustment.  Avintiv is one of the world’s leading developers, producers, and marketers of nonwoven specialty materials used in hygiene, infection prevention, personal care, and high-performance solutions.  With 23 locations in 14 countries, an employee base of over 4,500 people, and the broadest range of process technologies in the industry, Avintiv’s strategically located manufacturing facilities position it as a global supplier to many of the same leading consumer and industrial product manufacturers that Berry supplies and utilize similar key raw materials as Berry’s existing business.  To finance the purchase, the Company issued $400 million aggregate principal amount of 6.0% second priority senior secured notes due 2022 and entered into an incremental assumption agreement to increase the commitments under the Company’s existing term loan credit agreement by $2.1 billion due 2022.

Recent Developments

  Revolving Line of Credit

In May 2015, the Company amended the credit agreement relating to its existing $650 million secured revolving credit facility to extend the maturity date of the revolving credit facility from June 2016 to May 2020 and to reduce interest margins and certain commitment fees.

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

Interest Rate Swap

In September 2015, the Company entered into an interest rate swap transaction to protect $1 billion of outstanding variable rate term loan debt from future interest rate volatility. The agreement swapped the greater of a three-month variable LIBOR contract or 1.00% for a fixed annual rate of 1.7185%, with an effective date in December 2015 and expiration in June 2019.

Product Overview

Rigid Packaging

Our Rigid Packaging business primarily includes the following product groups:

Containers.  We manufacture a collection of nationally branded container products which range from four ounces to five gallons and are offered in various styles with accompanying lids, bails and handles, some of which we produce, as well as a wide array of decorating options.

Foodservice.  We believe we are one of the largest providers of large size thermoformed polypropylene (“PP”) and injection-molded plastic drink cups in the United States. We manufacture plastic cups that range in size from 12 to 64 ounces primarily for quick service and family dining restaurants, convenience stores, stadiums and retail stores.

Closures and Overcaps.  We believe we are a leading producer of closures and overcaps across several of our product lines, including continuous-thread and child-resistant closures, as well as aerosol overcaps. We sell our closures into numerous end markets, including household chemical, healthcare, food and beverage, and personal care.

Bottles and Prescription Containers.  Our bottle and prescription container businesses target markets similar to our closure business. We believe we are a leader in various food and beverage, vitamin and nutritional markets, as well as the prescription container market.

Tubes.  We offer a complete line of extruded and laminate tubes in a wide variety of sizes. We believe we are one of the largest suppliers of extruded plastic squeeze tubes in the United States. The majority of our tubes are sold in the personal care market.  We also sell our tubes into the pharmaceutical and household chemical markets.

Engineered Materials

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

Tape Products.  We believe we are a leading North American manufacturer of cloth and foil tape products. Other tape products include high-quality, high-performance liners of splicing and laminating tapes, flame-retardant tapes, vinyl-coated and carton sealing tapes, electrical, double-faced cloth, masking, mounting, OEM, and medical and specialty tapes. Tape products are sold primarily through distributors and directly to end users for industrial, HVAC, automotive, construction, and retail market applications.

Retail Bags.  We sell a diversified portfolio of polyethylene based film products to end users in the retail markets. Our products include drop cloths and retail trash bags. These products are sold primarily through wholesale outlets, hardware stores and home centers, paint stores, and mass merchandisers.

PVC Films.  We believe we are a world leader in polyvinyl chloride ("PVC") films offering a broad array of PVC meat film. Our products are used primarily to wrap fresh meats, poultry, and produce for supermarket applications. In addition, we offer a line of boxed products for food service and retail sales. We service many of the leading supermarket chains, club stores, and wholesalers.

Institutional Can Liners.  We sell trash-can liners and food bags for offices, restaurants, schools, hospitals, hotels, municipalities, and manufacturing facilities.

Stretch and Shrink Films.  We manufacture both hand and machine-wrap stretch films and custom shrink films, which are used to prepare products and packages for storage and shipping. We sell stretch and shrink film products to a diverse mix of end users.

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

Food and Consumer Films. We are a converter of printed bags, pouches, and rollstock. We believe we are a leading supplier of printed film products for the fresh bakery, tortilla, and frozen vegetable markets. We also manufacture barrier films used for cereal, cookie, cracker and dry mix packages that are sold directly to food manufactures.

Converter Films. We manufacture specialty coated and laminated products for a wide variety of packaging applications as well as a wide range of highly specialized, made-to-order film products. The key end markets and applications for our products include healthcare, industrial and military pouches, roll wrap, multi-wall bags, and fiber drum packaging.

International. We manufacture a wide range of products predominately serving the global food, healthcare, and personal care markets.

Marketing, Sales, and Competition

We reach our large and diversified customer base through our regional direct field sales force of dedicated professionals and the strategic use of distributors.  Our regional field sales, production and support staff meet with customers to understand their needs and improve our product offerings and services.  Our scale enables us to dedicate certain sales and marketing efforts to particular products or customers, when applicable, which enables us to develop expertise that we believe is valued by our customers.  In addition, because we serve common customers across segments, we have the ability to efficiently utilize our sales and marketing resources to minimize costs.

The major markets in which the Company sells its products are highly competitive.  Areas of competition include service, innovation, quality, and price.  This competition is significant as to both the size and the number of competing firms.  Competitors include but are not limited to Silgan, Aptar, Reynolds, AEP, Intertape, 3M, Clopay, Tredegar, and Bemis.

Research, Product Development and Design

We believe our technology base and research and development support are among the best in the industries we serve.  Many of our customers work in partnership with our technical representatives to develop new, more competitive products.  Our design professionals work directly with our customers to develop new styles and use computer-generated graphics to enable our customers to visualize the finished product.  Expenditures for research and development activities were $33 million, $32 million, and $28 million in fiscal 2015, 2014 and 2013, respectively.

Raw Materials

Our primary raw material is plastic resin.  In addition, we use butyl rubber, tackifying resins, chemicals and adhesives, paper and packaging materials, linerboard, rayon, and foil in various manufacturing processes. These raw materials are available from multiple sources and in general we purchase from a variety of global suppliers.   In certain regions we may source specific raw materials from a limited number of suppliers or on a sole-source basis.  While temporary shortages of raw materials can occur, we expect to continue to successfully manage raw material supplies without significant supply interruptions.

Employees

As of the end of the 2015 fiscal year, we employed approximately 16,000 employees with approximately 12% of those employees being covered by collective bargaining agreements.  There are four agreements, representing approximately 7% of employees, due for renegotiation in fiscal year 2016.  The remaining agreements expire after fiscal 2016.  Our relations with employees under collective bargaining agreements remain satisfactory and there have been no significant work stoppages or other labor disputes during the past three years.

Avintiv acquisition - Avintiv has approximately 4,500 employees worldwide.  Approximately 52% of these employees are represented by labor unions or works councils that have entered into separate collective bargaining agreements with Avintiv.  All of these collective bargaining agreements will expire within one year. We believe these employee relations are satisfactory.

Patents, Trademarks and Other Intellectual Property

We customarily seek patent and trademark protection for our products and brands while seeking to protect our proprietary know-how.  While important to our business in the aggregate, sales of any one individually patented product are not considered material to any specific segment or the consolidated results.

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

We may from time to time be required to conduct remediation of releases of regulated materials at our owned or operated facilities. None of our pending remediation projects are expected to result in material costs. Like any manufacturer, we are also subject to the possibility that we may receive notices of potential liability in connection with materials that were sent to third-party recycling, treatment, and/or disposal facilities under the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), and comparable state statutes, which impose liability for investigation and remediation of contamination without regard to fault or the legality of the conduct that contributed to the contamination, and for damages to natural resources. Liability under CERCLA is retroactive, and, under certain circumstances, liability for the entire cost of a cleanup can be imposed on any responsible party. We are not aware that any such notices are currently pending which are expected to result in material costs.

The Food and Drug Administration ("FDA") regulates the material content of direct-contact food and drug packages, including certain packages we manufacture pursuant to the Federal Food, Drug and Cosmetics Act. Certain of our products are also regulated by the Consumer Product Safety Commission ("CPSC") pursuant to various federal laws, including the Consumer Product Safety Act and the Poison Prevention Packaging Act. Both the FDA and the CPSC can require the manufacturer of defective products to repurchase or recall such products and may also impose fines or penalties on the manufacturer. Similar laws exist in some states, cities and other countries in which we sell our products. In addition, laws exist in certain states restricting the sale of packaging with certain levels of heavy metals, imposing fines and penalties for noncompliance. Although we believe that we use FDA approved resins and pigments in our products that directly contact food and drug products, and we believe our products are in material compliance with all applicable requirements, we remain subject to the risk that our products could be found not to be in compliance with such requirements.

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

Available Information

We make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments, if any, to those reports through our internet website as soon as practicable after they have been electronically filed with the SEC.  Our internet address is www.berryplastics.com.  The information contained on our website is not being incorporated herein.

Item 1A.   RISK FACTORS

Our substantial indebtedness could affect our ability to meet our obligations and may otherwise restrict our activities.

We have a significant amount of indebtedness, which requires significant interest payments.  Our inability to generate sufficient cash flow to satisfy our debt obligations, or to refinance our obligations on commercially reasonable terms, would have a material adverse effect on our business, financial condition and results of operations.

Our substantial indebtedness could have important consequences.  For example, it could:

·	limit our ability to borrow money for our working capital, capital expenditures, debt service requirements or other corporate purposes;
·	increase our vulnerability to general adverse economic and industry conditions; and
·	limit our ability to respond to business opportunities, including growing our business through acquisitions.

In addition, the credit agreements and indentures governing our current indebtedness contain, and any future debt instruments would likely contain, financial and other restrictive covenants, which will impose significant operating and financial restrictions on us, including restrictions on our ability to, among other things, incur or guarantee additional debt; pay dividends and make other restricted payments; create or incur certain liens; make certain investments; engage in sales of assets and subsidiary stock; enter into transactions with affiliates; transfer all or substantially all of our assets or enter into merger or consolidation transactions; and make capital expenditures.

As a result of these covenants, we could be limited in the manner in which we conduct our business, and we may be unable to engage in favorable business activities or finance future operations or capital needs.  Furthermore, a failure to comply with these covenants could result in an event of default, which, if not cured or waived, could have a material adverse effect on our business, financial condition, and results of operations.

Increases in resin prices or a shortage of available resin could harm our financial condition and results of operations.

To produce our products, we use large quantities of plastic resins.  Plastic resins are subject to price fluctuations, including those arising from supply shortages and changes in the prices of natural gas, crude oil and other petrochemical intermediates from which resins are produced.  Over the past several years, we have at times experienced rapidly increasing resin prices.  Historically, we have been able to successfully manage the impact of higher raw material costs by increasing our selling prices.  However, raw material inflation could materially and adversely affect our revenue and profitability in the short term as we attempt to pass through price increases to our customers and in the long term as our customers could seek alternative solutions.

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

We compete with multiple companies in each of our product lines on the basis of a number of considerations, including price, service, quality, product characteristics and the ability to supply products to customers in a timely manner.  Our products also compete with metal, glass, paper and other packaging materials as well as plastic packaging materials made through different manufacturing processes.  Some of these competitive products are not subject to the impact of changes in resin prices, which may have a significant and negative impact on our competitive position versus substitute products.  Our competitors may have financial and other resources that are substantially greater than ours and may be better able than us to withstand higher costs.  Competition could result in our products losing market share or our having to reduce our prices, either of which could have a material adverse effect on our business, financial condition and results of operations.  In addition, since we do not have long-term arrangements with many of our customers, these competitive factors could cause our customers to shift suppliers and/or packaging material quickly.  Our success depends, in part, on our ability to respond timely to customer and market changes.

We may pursue and execute acquisitions, which could adversely affect our business.

As part of our growth strategy, we consider acquisitions that either complement or expand our existing business and create economic value.  We cannot assure you that we will be able to consummate any such transactions or that any future acquisitions will be consummated at acceptable prices and terms.  Acquired businesses may not achieve the levels of revenue, profit, productivity or otherwise perform as we expect.  Acquisitions involve special risks, including the potential assumption of unanticipated liabilities and contingencies as well as difficulties in integrating acquired businesses creating substantial costs, delays or other problems that could adversely affect our business, financial condition and results of operations.  Furthermore, we may not realize all of the synergies we expect to achieve from our current strategic initiatives due to a variety of risks.  If we are unable to achieve the synergies that we expect to achieve from our strategic initiatives, it could adversely affect our business, financial condition and results of operations.

Because a significant number of Avintiv employees are represented by labor unions or trade councils and work under collective bargaining agreements, any employee slowdown or strikes or the failure to renew collective bargaining agreements could disrupt our business following the Avintiv acquisition.

As of September 26, 2015, approximately 52% of Avintiv’s employees are represented by labor unions or trade councils and worked under collective bargaining agreements.  We may not be able to maintain constructive relationships with these labor unions or trade councils. We may not be able to successfully negotiate new collective bargaining agreements on satisfactory terms in the future.  The loss of a substantial number of these employees or a prolonged labor dispute could disrupt our business following the Avintiv acquisition.  Any such disruption could reduce our revenues, increase our costs and result in significant losses following the Avintiv acquisition.

Current and future environmental and other governmental requirements could adversely affect our financial condition and our ability to conduct our business.

While we have not been required historically to make significant capital expenditures in order to comply with applicable environmental laws and regulations, we cannot predict with any certainty our future capital expenditure requirements because of continually changing compliance standards and environmental technology.  Furthermore, violations or contaminated sites that we do not know about (including contamination caused by prior owners and operators of such sites or newly discovered information) could result in additional compliance or remediation costs or other liabilities, which could be material.  We may also assume significant environmental liabilities in connection with acquisitions.  In addition, federal, state, local, and foreign governments could enact laws or regulations concerning environmental matters that increase the cost of producing, or otherwise adversely affect the demand for, plastic products.  Legislation that would prohibit, tax or restrict the sale or use of certain types of plastic and other containers, and would require diversion of solid waste such as packaging materials from disposal in landfills, has been or may be introduced in the U.S. Congress, state legislatures, and other legislative bodies.  Although we believe that any such laws promulgated to date have not had a material adverse effect on us, there can be no assurance that future legislation or regulation would not have a material adverse effect on us.  Furthermore, a decline in consumer preference for plastic products due to environmental considerations could have a negative effect on our business.

Both the FDA and the CPSC can require the manufacturer of defective products to repurchase or recall these products and may also impose fines or penalties on the manufacturer.  Similar laws exist in some states, cities and other countries in which we sell products.  In addition, laws exist in certain states restricting the sale of packaging with certain levels of heavy metals and imposing fines and penalties for noncompliance.  Although we believe we use FDA-approved resins and pigments in our products that directly contact food and drug products and we believe our products are in material compliance with all applicable requirements, we remain subject to the risk that our products could be found not to be in compliance with these and other requirements.  A recall of any of our products or any fines and penalties imposed in connection with noncompliance could have a materially adverse effect on us.  See “Business—Environmental Matters and Government Regulation.”

We may not be able to successfully manage the Avintiv integration and it may disrupt our current plans and operations.

Our business may be negatively affected if we are unable to effectively manage our expanded operations and there can be no assurance that we will be able to successfully integrate the businesses of Avintiv. Implementation of our integration plans will require significant time and focus from management and may divert attention from the day-to-day operations of the combined business. The integration of Avintiv may be made more difficult by our and Avintiv’s respective efforts to continue to integrate other recent acquisitions, including Avintiv’s recent acquisitions.  The difficulties and risks associated with the integration of Avintiv could create substantial costs, delays or other problems that could adversely affect our business, financial condition and results of operations. As a result of these and other difficulties and risks, we may not accomplish the integration of Avintiv smoothly, successfully or within our budgetary expectations or anticipated timeframes. Accordingly, we may fail to realize some or all of the anticipated benefits of the Avintiv transaction.

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

We rely on the efficient and uninterrupted operation of information technology systems and networks.  These systems and networks are potentially vulnerable to damage or interruption from a variety of sources, including energy or telecommunications failures, breakdowns, natural disasters, terrorism, war, computer malware or other malicious intrusions, and random attacks.  To date, system interruptions have been infrequent and have not had a material impact on the business.  However, there can be no assurance that these efforts will prevent future interruptions that would have a material adverse effect on our business.

Goodwill and other intangibles represent a significant amount of our net worth, and a future write-off could result in lower reported net income and a reduction of our net worth.

We are required to evaluate goodwill reflected on our balance sheet when circumstances indicate a potential impairment, or at least annually, under the impairment testing guidelines outlined in the standard.  Future changes in the market multiples, cost of capital, expected cash flows, or other factors may cause our goodwill to be impaired, resulting in a non-cash charge against results of operations to write off goodwill for the amount of impairment.  If a future write-off is required, the charge could have a material adverse effect on our consolidated net income in the period of any such write off.

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

Our international operations pose risks to our business that may not be present with our domestic operations.

We have expanded, and may continue to expand operations in foreign countries where we have an existing presence or enter new foreign markets and expect to increase sales of products as disposable income increases in developing markets. Foreign operations are subject to certain risks that are unique to doing business in foreign countries. These risks include fluctuations in foreign currency exchange rates, inflation, economic or political instability, shipping delays in both our products and receiving delays of raw materials, changes in applicable laws, including assessments of income and non-income related taxes, reduced protection of intellectual property and regulatory policies and various trade restrictions including potential changes to export taxes or countervailing and anti-dumping duties for exported products from these countries.  We expect that the Avintiv transaction will rebalance our business mix to a greater percentage of international operations, which will increase our exposure to these risks. Any of these risks could have a negative impact on our ability to deliver products to customers on a competitive and timely basis. This could reduce or impair our net sales, profits, cash flows and financial position.  We are also subject to the Foreign Corrupt Practices Act and other anti-bribery laws that generally bar bribes or unreasonable gifts to foreign governments or officials. We have implemented safeguards and policies to discourage these practices by our employees and agents. However, our existing safeguards and policies to assure compliance and any future improvements may prove to be less than effective and our employees or agents may engage in conduct for which we might be held responsible. If employees violate our policies, we may be subject to regulatory sanctions. Violations of these laws or regulations could result in sanctions including fines, debarment from export privileges and penalties and could adversely affect our business, financial condition and results of operations.

We hold cash and cash equivalents at various foreign subsidiaries that may not be readily available to meet U.S. cash requirements.

Our various foreign subsidiaries hold cash and cash equivalents and these balances held outside the United States may not be readily available to meet our domestic cash requirements. As a result of the Avintiv transaction, we expect a greater percentage of our cash flows to be generated by our international operations. If we are unable to meet our U.S. cash requirements using cash flows from U.S. operations, cash and cash equivalents held in the U.S., or by settling loans receivable with our foreign subsidiaries, it may be necessary for us to consider repatriation of earnings held outside the U.S. This may require us to record additional income tax expense and remit additional taxes, which could have a material effect on our business, financial condition and results of operations.

We may not be successful in protecting our intellectual property rights, including our unpatented proprietary know-how and trade secrets, or in avoiding claims that we infringed on the intellectual property rights of others.

 In addition to relying on patent and trademark rights, we rely on unpatented proprietary know-how and trade secrets, and employ various methods, including confidentiality agreements with employees and consultants, customers and suppliers to protect our know-how and trade secrets.  However, these methods and our patents and trademarks may not afford complete protection and there can be no assurance that others will not independently develop the know-how and trade secrets or develop better production methods than us.  Further, we may not be able to deter current and former employees, contractors and other parties from breaching agreements and misappropriating proprietary information and it is possible that third parties may copy or otherwise obtain and use our information and proprietary technology without authorization or otherwise infringe on our intellectual property rights.    Furthermore, no assurance can be given that we will not be subject to claims asserting the infringement of the intellectual property rights of third parties seeking damages, the payment of royalties or licensing fees and/or injunctions against the sale of our products.  Any such litigation could be protracted and costly and could have a material adverse effect on our business, financial condition and results of operations.

New and stricter legislation and regulations may affect our business and consolidated financial condition and results of operations.

Increased legislative and regulatory activity and burdens, and a more stringent manner in which they are applied (particularly in the U.S.), could significantly impact our business and the economy as a whole.  This includes, among other things, the possible taxation under U.S. law of certain income from foreign operations, compliance costs and enforcement under the Dodd-Frank Wall Street Reform and Consumer Protection Act, compliance costs and enforcement under the Sarbanes-Oxley Act, and costs associated with complying with the Patient Protection and Affordable Care Act and the regulations promulgated thereunder. Specifically, the Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal control over financial reporting.  Our independent public accountants auditing our financial statements are required to attest to the effectiveness of our internal control over financial reporting.  In order to continue to maintain the effectiveness of our disclosure controls and procedures and internal control over financial reporting significant resources and management oversight is required.

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

If we fail to maintain effective internal control over financial reporting at a reasonable assurance level following the Avintiv Transaction, we may not be able to accurately report our financial results, and may be required to restate previously published financial information which could have a material adverse effect on our operations, investor confidence in our business and the trading prices of our securities.

We are required to assess the effectiveness of our internal control over financial reporting annually, as required by Section 404 of the Sarbanes-Oxley Act. Even though, as of September 26, 2015, we concluded that our internal control over financial reporting was effective, we need to maintain our processes and systems and adapt them as our business grows and changes. This continuous process of maintaining and adapting our internal controls and complying with Section 404 is expensive, time-consuming and requires significant management attention. As we grow our business or acquire other businesses, including Avintiv, our internal controls may become more complex and we may require significantly more resources to ensure they remain effective. Avintiv is not currently subject to the requirement to obtain an attestation report from its independent registered public accounting firm on its management evaluation of the effectiveness of its internal control over financial reporting.

Avintiv identified an error in the accounting for non-controlling interest in the financial statements of its subsidiary, AVINTIV Specialty Materials, for the unaudited interim periods ended June 28, 2014 and September 27, 2014 relating to its acquisition of Providência, which resulted in the restatement of certain Avintiv Specialty Materials’ consolidated financial statements for such periods. In addition, in the past Avintiv has identified and remediated material weaknesses and other deficiencies in its internal control over financial reporting. As a result of the restatement, Avintiv concluded that it had a material weakness in internal controls over financial reporting. Our remediation of a material weakness could require us to incur significant expense.

Item 1B.   UNRESOLVED STAFF COMMENTS

None

Item 2.  PROPERTIES

We lease or own our principal offices and manufacturing facilities.  We believe that our property and equipment is well-maintained, in good operating condition and adequate for our present needs.

Principal manufacturing facilities - United States - 70 locations (42 Rigid Packaging, 14 Engineered Materials, 14 Flexible Packaging); Canada - 4 locations (1 Rigid Packaging, 2 Engineered Materials, 1 Flexible Packaging); Mexico - 4 locations (2 Engineered Materials, 2 Flexible Packaging); India - 2 locations (1 Engineered Materials, 1 Flexible Packaging), The Netherlands, Belgium, Germany and Australia (Engineered Materials); Brazil, Malaysia, China, and France (Flexible Packaging).  The Evansville, Indiana facility serves as our world headquarters.

Leased facilities - Evansville, Indiana; Lawrence, Kansas; Phillipsburg, New Jersey; Bowling Green, Kentucky; Jackson, Tennessee; Anaheim, California; Cranbury, New Jersey; Easthampton, Massachusetts; Hanover, Maryland; Baltimore, Maryland; Westerlo, Belgium; Baroda, India; Atlanta, Georgia; Louisville, Kentucky; Peosta, Iowa; Quad Cities, Iowa; Syracuse, New York; Phoenix, Arizona; Aurora, Illinois; Lathrop, California; Tacoma, Washington; Bloomington, Indiana; Chippewa Falls, Wisconsin; Orillia, Canada; Mexico City, Mexico; Preston, Australia; Johor, Malaysia; Pewaukee, Wisconsin; Smyrna, Tennessee; Des Moines, Iowa; Milwaukee, Wisconsin; Schaumburg, Illinois; Washington, New Jersey; and Tlalnepantla, Mexico

Avintiv manufacturing facilities - United States - 5 locations, Brazil – 2 locations, France – 3 locations, China – 2 locations, United Kingdom – 2 locations (leased), Germany (leased), Canada, Mexico, Argentina, Colombia, Italy, Netherlands, Spain and India.  The Avintiv manufacturing facilities currently owned and located in the United States are in the process of being pledged as collateral for our senior notes and credit facility borrowings.

Item 3.  LEGAL PROCEEDINGS

In July 2012, Berry Plastics Corporation (“BPC”) was sued by a customer for breach of contract, breach of express warranty, and breach of implied warranties. The customer alleged that in December 2007 and January 2008 BPC supplied the customer with defective woven polypropylene fabric used to manufacture containers that it then sold to its customers. In November 2015, a jury rendered a judgment in favor of the customer, which is immaterial to the Company. The Company intends to appeal the judgment and file certain post-trial motions. While we are unable to predict the ultimate outcome of this matter, management expects any final judgment against BPC to be covered by insurance maintained by the Company.

The Company is party to various other legal proceedings, in addition to the matter discussed above, involving routine claims which are incidental to our business. Although our legal and financial liability with respect to such proceedings cannot be estimated with certainty, we believe that any ultimate liability would not be material to the business, financial condition, results of operations or cash flows.

Item 4.  MINE SAFETY DISCLOSURES

Not applicable.
PART II
Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER

Our common stock is listed on the New York Stock Exchange under the symbol “BERY”.  The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock reported on the New York Stock Exchange.

	Fiscal 2015		Fiscal 2014
	High	Low	High	Low
1st quarter	$31.88	$22.62	$23.57	$18.12
2nd quarter	36.52	30.88	24.75	21.88
3rd quarter	37.08	31.94	25.84	22.13
4th quarter	35.75	28.43	26.21	23.80

As of the date of this filing there were approximately 115 active record holders of the common stock, but we estimate the number of beneficial stockholders to be much higher as a number of our shares are held by brokers or dealers for their customers in street name.

During fiscal 2014 and 2015 we did not declare or pay any cash dividends on our common stock. Any future determination as to the declaration and payment of dividends, if any, will depend on then existing conditions, contractual requirements and other factors our board of directors may deem relevant.  The terms of our senior secured credit facilities and the indentures governing our notes may restrict our ability to pay cash dividends on our common stock.  Our debt instruments contain covenants that restrict our ability to pay dividends on our common stock, as well as the ability of our subsidiaries to pay dividends to us.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no shares of our common stock repurchased during fiscal 2015.

 Item 6.  SELECTED FINANCIAL DATA
	Fiscal 2015	Fiscal 2014	Fiscal 2013	Fiscal 2012	Fiscal 2011
Statement of Operations Data:
Net sales	$4,881	$4,958	$4,647	$4,766	$4,561
Cost of goods sold	4,012	4,190	3,835	3,984	3,908
Selling, general and administrative	357	320	307	317	284
Amortization of intangibles	91	102	105	109	106
Restructuring and impairment charges (a)	13	30	14	31	221
Operating income	408	316	386	325	42

Debt extinguishment	94	35	64	—	68
Other expense (income), net	1	(7)	(7)	(7)	(7)

Interest expense, net	191	221	244	328	327
Income (loss) before income taxes	122	67	85	4	(346)
Income tax expense (benefit)	36	4	28	2	(47)
Consolidated net income (loss)	86	63	57	2	(299)
Net income attributable to non-controlling interest	—	1	—	—	—
Net income (loss) attributable to the Company	$86	$62	$57	$2	$(299)
Comprehensive income (loss)	$10	$37	$86	$3	$(324)
Net income (loss) available to Common Stockholders:
Basic	$0.72	$0.53	$0.50	$0.02	$(3.55)
Diluted	0.70	0.51	0.48	0.02	(3.55)
Balance Sheet Data (at period end):
Cash and cash equivalents	$228	$129	$142	$87	$42
Property, plant and equipment, net	1,294	1,364	1,266	1,216	1,250
Total assets	5,028	5,252	5,111	5,060	5,161
Long-term debt obligations, less current portion	3,648	3,844	3,851	4,385	4,525
Total liabilities	5,081	5,353	5,307	5,512	5,612
Stockholders’ equity (deficit)	(65)	(114)	(196)	(475)	(467)
Cash Flow and other Financial Data:
Net cash from operating activities	$637	$530	$464	$479	$327
Net cash from investing activities	(165)	(422)	(245)	(255)	(523)
Net cash from financing activities	(365)	(119)	(164)	(179)	90
(a) Includes a goodwill impairment charge of $165 million in fiscal 2011

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion in conjunction with the consolidated financial statements of Berry Plastics Group, Inc. and its subsidiaries and the accompanying notes thereto, which information is included elsewhere herein.  This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section.  Our actual results may differ materially from those contained in any forward-looking statements.  Segment level discussion of the results is disclosed in a manner consistent with the organization structure at the end of the presented period.

Overview

Berry Plastics Group, Inc. (“Berry,” “we,” or the “Company”) is a leading provider of value-added plastic consumer packaging and engineered materials with a track record of delivering high-quality customized solutions to our customers.  Representative examples of our products include specialty closures, prescription vials, specialty films, adhesives, corrosion protection materials, as well as drink cups, thin-wall containers, and bottles. We sell our products predominantly into stable, consumer-oriented end-markets, such as healthcare, personal care, and food and beverage.

We believe that we have created one of the largest product libraries in our industry, allowing us to be a comprehensive solution provider to our customers.  Our customers consist of a diverse mix of leading global, national, mid-sized regional and local specialty businesses.  The size and scope of our customer network allows us to introduce new products we develop or acquire to a vast audience that is familiar with our brand.  In fiscal 2015, no single customer represented more than approximately 2% of net sales and our top ten customers represented 16% of net sales.  We believe our manufacturing processes and our ability to leverage our scale to reduce expenses on items, such as raw materials, position us as a low-cost manufacturer relative to our competitors.

Executive Summary

Business. During fiscal 2015, we operated in the following four segments: Rigid Open Top, Rigid Closed Top (together our Rigid Packaging business), Engineered Materials, and Flexible Packaging. The Rigid Packaging business sells primarily containers, foodservice items, closures, overcaps, bottles, prescription containers, and tubes. Our Engineered Materials segment primarily sells pipeline corrosion protection solutions, tapes and adhesives, polyethylene based film products, and can liners. The Flexible Packaging segment primarily sells high barrier, multilayer film products, as well as finished flexible packages such as printed pouches.

Raw Material Trends.  Our primary raw material is plastic resin.  Polypropylene and polyethylene account for approximately 90% of our plastic resin pounds purchased.  Plastic resins are subject to price fluctuations, including those arising from supply shortages and changes in the prices of natural gas, crude oil and other petrochemical intermediates from which resins are produced.  The average industry prices, as published in Chem Data, per pound were as follows by fiscal year:

	Polyethylene Butene Film			Polypropylene
	2015	2014	2013	2015	2014	2013
1st quarter	$.86	$.82	$.69	$.92	$.89	$.76
2nd quarter	.75	.85	.74	.73	.95	.96
3rd quarter	.76	.86	.77	.68	.91	.84
4th quarter	.73	.87	.79	.66	.92	.89

Due to differences in the timing of passing through resin cost changes to our customers on escalator/de-escalator programs, segments are negatively impacted in the short term when plastic resin costs increase and are positively impacted in the short term when plastic resin costs decrease.  This timing lag in passing through raw material cost changes could affect our results as plastic resin costs fluctuate.

Outlook.  The Company is impacted by general economic and industrial growth, plastic resin availability and affordability, and general industrial production.  Our business has both geographic and end market diversity, which reduces the effect of any one of these factors on our overall performance.  Our results are affected by our ability to pass through raw material cost changes to our customers, improve manufacturing productivity and adapt to volume changes of our customers.  Consumer demand for packaged food products has been under pressure for over two years. This has put pressure on industry margins and asset utilization rates, which the Company has been able to partially offset by pricing actions, asset consolidations, introduction of new products and synergies from acquisitions.  During the first half of fiscal 2015 we received a favorable impact on cash from operating activities from the declining resin prices.  As resin prices stabilize, we do not expect to receive this benefit from falling resin prices in fiscal 2016.  Additionally, our fiscal 2016 Adjusted Free Cash Flow guidance of $475 million assumes flat overall volumes, with our new Health, Hygiene and Specialties division expected to grow above the overall Company average. Components of adjusted free cash flow include $817 million of cash flow from operations, less $285 million of additions to property, plant, and equipment and $57 million of payments under our tax receivable agreement. For further information related to Adjusted Free Cash Flow as a non-GAAP financial measure, see “Liquidity and Capital Resources.”

Recent Developments

Revolving Line of Credit

In May 2015, the Company amended the credit agreement relating to its existing $650 million secured revolving credit facility to extend the maturity date of the revolving credit facility from June 2016 to May 2020 and to reduce interest margins and certain commitment fees.

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

Interest Rate Swap

In September 2015, the Company entered into an interest rate swap transaction to protect $1 billion of outstanding variable rate term loan debt from future interest rate volatility. The agreement swapped the greater of a three-month variable LIBOR contract or 1.00% for a fixed annual rate of 1.7185%, with an effective date in December 2015 and expiration in June 2019.

Recent Acquisitions

Our acquisition strategy is focused on improving our long-term financial performance, enhancing our market positions, and expanding our existing and complementary product lines. We seek to obtain businesses for attractive post-synergy multiples, creating value for our stockholders from synergy realization, leveraging the acquired products across our customer base, creating new platforms for future growth, and assuming best practices from the businesses we acquire. The Company has included the expected benefits of acquisition integrations and restructuring plans within our unrealized synergies, which are in turn recognized in earnings after an acquisition has been fully integrated or the restructuring plan is completed. While the expected benefits on earnings is estimated at the commencement of each transaction, once the execution of the plan and integration occur, we are generally unable to accurately estimate or track what the ultimate effects have been due to system integrations and movements of activities to multiple facilities. As historical business combinations and restructuring plans have not allowed us to accurately separate realized synergies compared to what was initially identified, we measure the synergy realization based on the overall segment profitability post integration.

Fiscal 2014 Acquisitions

In fiscal 2014, the Company completed 3 acquisitions which included the Rexam Healthcare Containers and Closures business (“C&C”) for a purchase price of $133 million, net of cash acquired, Graphic Flexible Packaging LLC’s flexible plastics and films business for a purchase price of $61 million, net of cash acquired, and a controlling interest (75%) in Qingdao P&B Co., Ltd. for a purchase price of $35 million, net of cash acquired.  See note 2 to the consolidated financial statements for further discussion on the respective acquisitions.

AVINTIV Inc.

In October 2015, the Company acquired 100% of the capital stock of “Avintiv” for a purchase price of approximately $2.3 billion which is preliminary and subject to adjustment.  Avintiv is one of the world’s leading developers, producers, and marketers of nonwoven specialty materials used in hygiene, infection prevention, personal care, and high-performance solutions.  With 23 locations in 14 countries, an employee base of over 4,500 people, and the broadest range of process technologies in the industry, Avintiv’s strategically located manufacturing facilities position it as a global supplier to many of the same leading consumer and industrial product manufacturers that Berry supplies and utilize similar key raw materials as Berry’s existing business.  To finance the purchase, the Company issued $400 million aggregate principal amount of 6.0% second priority senior secured notes due 2022 and entered into an incremental assumption agreement to increase the commitments under the Company’s existing term loan credit agreement by $2.1 billion due 2022.  See note 17 to the consolidated financial statements for further discussion on the Avintiv acquisition.

Discussion of Results of Operations for Fiscal 2015 Compared to Fiscal 2014

Consolidated Overview	Fiscal Year
	2015	2014	$ Change	% Change
Net sales	$4,881	$4,958	$(77)	(2%)
Operating income	$408	$316	$92	29%
Operating income percentage of net sales	8%	6%

The net sales decrease of $77 million from fiscal 2014 is primarily attributed to a 3% base volume decline primarily related to soft customer demand, selling price decreases of 2% due to the pass through of lower raw material costs, and a 1% negative impact from foreign currency changes partially offset by net sales from businesses acquired in the last twelve months.

The operating income increase of $92 million from fiscal 2014 is primarily attributed to a $42 million improvement in the relationship of net selling price to raw material and freight costs, $6 million of operating income from businesses acquired in the last twelve months, a $17 million decrease in depreciation and amortization expense, a $19 million improvement in operating performance in manufacturing, and a $56 million decrease in business integration expenses. The $56 million decrease in business integration expenses primarily consisted of a decrease in restructuring and impairment costs of $17 million and a $39 million decrease in costs attributed primarily to manufacturing inefficiencies associated with the 2014 cost reduction plan and acquisition integration costs. These improvements were partially offset by $26 million from base volume declines, a $15 million increase in selling, general and administrative expenses, and a $7 million negative impact from foreign currency changes.  Business integration expenses consist of restructuring and impairment charges, manufacturing inefficiencies associated with cost reduction plans, major innovation start-up and other business optimization costs.  Acquisition operating income (loss) is generally analyzed in total until the acquisition has been included in our results for a full year.

Rigid Open Top	Fiscal Year
	2015	2014	$ Change	% Change
Net sales	$1,055	$1,110	$(55)	(5%)
Operating income	$71	$34	$37	109%
Operating income percentage of net sales	7%	3%

Net sales in the Rigid Open Top segment decreased by $55 million from fiscal 2014 primarily due to a 3% base volume decline and selling price decreases of 2% due to the pass through of lower raw material costs.  The base volume decline is primarily related to a decline in dairy container product sales due to soft customer demand.

The operating income increase of $37 million from fiscal 2014 primarily is attributed to $14 million of improvement in the relationship of net selling price to raw material and freight costs and a $37 million decrease in business integration expenses.  The $37 million decrease primarily consisted of a decrease in restructuring and impairment costs of $8 million and a $29 million decrease in costs attributed to manufacturing inefficiencies associated with the 2014 cost reduction plan.  These improvements were partially offset by $7 million in base volume declines, a $5 million increase in selling, general and administrative expenses, and a decline in operating performance in manufacturing.

Rigid Closed Top	Fiscal Year
	2015	2014	$ Change	% Change
Net sales	$1,474	$1,469	$5	0%
Operating income	$139	$132	$7	5%
Operating income percentage of net sales	9%	9%

Net sales in the Rigid Closed Top segment increased by $5 million from fiscal 2014 primarily as a result of acquisition volume of 7% attributed to the United States portion of the Healthcare Containers and Closures business purchased from Rexam (“C&C”), partially offset by a volume decline of 3% and selling price decreases due to the pass through of lower raw material costs.  The volume decline is primarily attributed to general market softness in our closure product offerings.

The operating income increase of $7 million from fiscal 2014 is primarily attributed to a $8 million improvement in operating performance in manufacturing, $3 million of improvement in the relationship of net selling price to raw material and freight costs, a $7 million decrease in depreciation and amortization expense, and a $3 million decline in selling, general, and administrative expenses, partially offset by $14 million in base volume declines.

Engineered Materials	Fiscal Year
	2015	2014	$ Change	% Change
Net sales	$1,397	$1,455	$(58)	(4%)
Operating income	$143	$125	$18	14%
Operating income percentage of net sales	10%	9%

Net sales in the Engineered Materials segment decreased by $58 million from fiscal 2014 primarily as a result of a 1% base volume decline, selling price decreases of 1% due to the pass through of lower raw material costs, and a 2% negative impact from foreign currency.  The base volume decline is primarily attributed to general market softness and lost import revenues in our home and party product offerings.

The operating income increase of $18 million from fiscal 2014 is primarily attributed to a decrease in restructuring and impairment costs of $6 million, a $3 million improvement in operating performance in manufacturing, a $13 million improvement in the relationship of net selling price to raw material and freight costs, and a $7 million decrease in depreciation and amortization expense, partially offset by a $4 million increase in selling, general, and administrative expenses, a $3 million negative impact from foreign currency changes, and $2 million in base volume declines.

Flexible Packaging	Fiscal Year
	2015	2014	$ Change	% Change
Net sales	$955	$924	$31	3%
Operating income	$55	$25	$30	120%
Operating income percentage of net sales	6%	3%

Net sales in Flexible Packaging increased $31 million from fiscal 2014 primarily as a result of acquisition volume of 9% partially offset by a 3% base volume decline and a 3% negative impact from foreign currency changes.

The operating income increase of $30 million in the Flexible Packaging segment from fiscal 2014 is primarily attributed to a $9 million improvement in operating performance in manufacturing, a $12 million improvement in the relationship of net selling price to raw material and freight costs, an $8 million benefit from businesses acquired in the last 12 months, a $3 million decrease in depreciation and amortization expense, a decrease in restructuring and impairment costs of $4 million, and a $10 million decrease of costs primarily from manufacturing inefficiencies associated with the 2014 cost reduction plan partially offset by $3 million from base volume declines, $9 million of increased selling general and administrative expenses, and a $4 million negative impact from foreign currency changes.

Debt extinguishment	Fiscal Year
	2015	2014	$ Change	% Change
Debt extinguishment	$94	$35	$59	169%

Debt extinguishment increase of $59 million from fiscal 2014 primarily due to tender and redemption costs associated with the discharge of the 9¾% second priority senior secured notes in fiscal 2015 compared to the various costs related to the discharge of the 9½% second priority senior secured notes in fiscal 2014.

Other expense (income), net	Fiscal Year
	2015	2014	$ Change	% Change
Other expense (income), net	$1	$(7)	$8	114%

The other expense (income) increase of $8 million from fiscal 2014 is primarily the result of losses realized on the sale and disposal of assets in fiscal 2015 compared to gains on the sale of assets in fiscal 2014.

Interest expense	Fiscal Year
	2015	2014	$ Change	% Change
Interest expense, net	$191	$221	$(30)	(14%)

Interest expense decreased $30 million from fiscal 2014 primarily as the result of the retirement of the 9¾% second priority senior secured notes and corresponding issuance of the 5 1/8% second priority senior secured notes in June 2015 as well as the retirement of the 9½% second priority senior secured notes and corresponding issuance of the 5½% second priority senior secured notes in May 2014.

Income tax expense	Fiscal Year
	2015	2014	$ Change	% Change
Income tax expense	$36	$4	$32	800%

We recorded an income tax expense of $36 million in fiscal 2015.  The effective tax rate for fiscal 2015 compared to fiscal 2014 is impacted by discrete items, the inclusion of certain international entities for which a full valuation allowance is recognized, and $20 million of federal and state research and development tax credits recognized in fiscal 2014.

Discussion of Results of Operations for Fiscal 2014 Compared to Fiscal 2013

Consolidated Overview	Fiscal Year
	2014	2013	$ Change	% Change
Net sales	$4,958	$4,647	$311	7%
Operating income	$316	$386	$(70)	(18%)
Operating income percentage of net sales	6%	8%

Net sales increased from $4,647 million in fiscal 2013 to $4,958 million in fiscal 2014.  This increase is primarily attributed to net sales from businesses acquired in the last twelve months of 4% and selling price increases of 4% due to higher resin prices partially offset by base volume declines.

Operating income decreased from $386 million in fiscal 2013 to $316 million in fiscal 2014.  This decrease is primarily attributed $27 million of raw material and freight cost inflation in excess of net selling price increases, $19 million from base volume declines described above, a $2 million increase in depreciation and amortization expense, and a $57 million increase in business integration expense.  The $57 million increase in business integration expense primarily consisted of an increase in restructuring and impairment costs of $16 million, an increase of $9 million related to major innovation start-up costs and the remaining $32 million primarily being costs attributed to manufacturing inefficiencies associated with the 2014 cost reduction plan and acquisition integration costs.  Manufacturing inefficiencies represent abnormal period costs including wasted materials, unplanned facility or equipment downtime, and excess labor incurred at both rationalized and receiving facilities.

Rigid Open Top	Fiscal Year
	2014	2013	$ Change	% Change
Net sales	$1,110	$1,127	$(17)	(2%)
Operating income	$34	$123	$(89)	(72%)
Operating income percentage of net sales	3%	11%

Net sales in the Rigid Open Top segment decreased from $1,127 million in fiscal 2013 to $1,110 million in fiscal 2014 due to base volume declines of 5% and product realignment of 1% partially offset by net selling price increases of 4%.  The volume decline was primarily attributed to softness in thermoformed drink cups and container product offerings.

Operating income for the Rigid Open Top segment decreased from $123 million in fiscal 2013 to $34 million in fiscal 2014.  This decrease is primarily attributed to $18 million from base volume declines, $10 million decline in operating performance in manufacturing, $1 million increase in selling, general and administrative expenses, a $12 million decline in the relationship of net selling price to raw material and freight costs, and a $48 million increase in business integration expense primarily consisting of an increase in restructuring and impairment costs of $12 million, an increase of $9 million related to major innovation start-up costs and the remaining $27 million primarily being costs attributed to manufacturing inefficiencies associated with the 2014 cost reduction plan.  These manufacturing inefficiencies represent abnormal period costs including wasted materials, unplanned facility or equipment downtime, and excess labor incurred at both rationalized and receiving facilities.

Rigid Closed Top	Fiscal Year
	2014	2013	$ Change	% Change
Net sales	$1,469	$1,387	$82	6%
Operating income	$132	$130	$2	2%
Operating income percentage of net sales	9%	9%

Net sales in the Rigid Closed Top segment increased from $1,387 million in fiscal 2013 to $1,469 million in fiscal 2014 as a result of net selling price increases of 2% and C&C acquisition volume of 4%.

Operating income for the Rigid Closed Top segment increased from $130 million in fiscal 2013 to $132 million in fiscal 2014.  The increase is attributed to a $6 million decline in the relationship of net selling price to raw material costs, $1 million attributed to negative product mix, $3 million increase in business integration expenses attributed to acquisition integration, and $1 million loss from businesses acquired in the last twelve months offset by $1 million decrease in depreciation and amortization, a $7 million improvement in operating performance in manufacturing and a $5 million improvement in selling, general and administrative expenses.

Engineered Materials	Fiscal Year
	2014	2013	$ Change	% Change
Net sales	$1,455	$1,397	$58	4%
Operating income	$125	$116	$9	8%
Operating income percentage of net sales	9%	8%

The Engineered Materials segment net sales increased from $1,397 million in fiscal 2013 to $1,455 million in fiscal 2014 as a result of net selling price increases of 4% and base volume growth of 1% partially offset by exited business of 1%.

Operating income for the Engineered Materials segment increased from $116 million in fiscal 2013 to $125 million in fiscal 2014.  This increase is primarily attributed to a $19 million improvement in manufacturing operating performance, $2 million decline in restructuring expense, a $5 million decline in acquisition integration expense, and a $4 million decline in selling, general and administrative expenses partially offset by $14 million of raw material cost inflation in excess of net selling prices, $2 million from exited business, and a $5 million increase in depreciation and amortization expense.

Flexible Packaging	Fiscal Year
	2014	2013	$ Change	% Change
Net sales	$924	$736	$188	26%
Operating income	$25	$17	$8	47%
Operating income percentage of net sales	3%	2%

The Flexible Packaging segment net sales increased from $736 million in fiscal 2013 to $924 million in fiscal 2014 as a result of businesses acquired in the last twelve months of 22%, product realignment of 1% and net selling price increases of 5% partially offset by a 2% volume decline attributed to soft customer demand.

Operating income for the Flexible Packaging segment increased from $17 million in fiscal 2013 to $25 million in fiscal 2014.  This increase is primarily attributed to $10 million benefit from businesses acquired in the last twelve months, $5 million gain in the relationship of net selling price to raw material costs, $4 million improvement in operating performance in manufacturing and a $2 million decline in depreciation and amortization expense partially offset by an increase in restructuring and impairment costs of $7 million, and a $6 million increase in business integration expenses attributed to acquisition integration.

Debt extinguishment	Fiscal Year
	2014	2013	$ Change	% Change
Debt extinguishment	$35	$64	$(29)	(45%)

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

Other income	Fiscal Year
	2014	2013	$ Change	% Change
Other income, net	$(7)	$(7)	$—	—%

Other income remained flat at $7 million in fiscal 2013 and fiscal 2014 primarily due to the change in the fair value of derivative instruments in fiscal 2013 offset by gains recognized on asset disposals in fiscal 2014.

Interest expense	Fiscal Year
	2014	2013	$ Change	% Change
Interest expense, net	$221	$244	$(23)	(9%)

Interest expense decreased from $244 million in fiscal 2013 to $221 million in fiscal 2014 primarily as the result of the various debt extinguishments and refinancings completed in the last twenty four months.

Income tax expense	Fiscal Year
	2014	2013	$ Change	% Change
Income tax expense	$4	$28	$(24)	(86%)

We recorded an income tax expense of $4 million in fiscal 2014 compared to $28 million in fiscal 2013.  The effective tax rate is impacted by the relative impact of discrete items and certain international entities for which a full valuation allowance is recognized and $20 million of federal and state research and development tax credits recognized in fiscal 2014.

Liquidity and Capital Resources

Senior Secured Credit Facility

We manage our global cash requirements considering (i) available funds among the many subsidiaries through which we conduct business, (ii) the geographic location of our liquidity needs, and (iii) the cost to access international cash balances.  We have senior secured credit facilities consisting of $2.4 billion of term loans and a $650 million asset based revolving line of credit.  The revolving credit facility matures in May 2020, $1.0 billion of the term loans mature in January 2021, and the remaining $1.4 billion of term loans mature in February 2020.  The availability under the revolving line of credit is the lesser of $650 million amount determined by a defined borrowing base which is calculated based on available accounts receivable and inventory.  The revolving line of credit allows up to $130 million of letters of credit to be issued instead of borrowings under the revolving line of credit.  At the end of fiscal 2015, the Company had no outstanding balance on the revolving credit facility, $37 million of outstanding letters of credit and a $142 million borrowing base reserve, resulting in unused borrowing capacity of $471 million under the revolving line of credit.  The Company was in compliance with all covenants at the end of fiscal 2015.

Our fixed charge coverage ratio, as defined in the revolving credit facility, is calculated based on a numerator consisting of adjusted EBITDA less pro forma adjustments, income taxes paid in cash and capital expenditures, and a denominator consisting of scheduled principal payments in respect of indebtedness for borrowed money, interest expense and certain distributions. We are obligated to sustain a minimum fixed charge coverage ratio of 1.0 to 1.0 under the revolving credit facility at any time when the aggregate unused capacity under the revolving credit facility is less than 10% of the lesser of the revolving credit facility commitments and the borrowing base (and for 10 business days following the date upon which availability exceeds such threshold) or during the continuation of an event of default.  Our fixed charge ratio was 2.9 to 1.0 at the end of fiscal 2015.

Despite not having financial maintenance covenants, our debt agreements contain certain negative covenants.  The failure to comply with these negative covenants could restrict our ability to incur additional indebtedness, effect acquisitions, enter into certain significant business combinations, make distributions or redeem indebtedness.  The term loan facility contains a negative covenant first lien secured leverage ratio covenant of 4.0 to 1.0 on a pro forma basis for a proposed transaction, such as an acquisition or incurrence of additional first lien debt.  Our first lien secured leverage ratio was 2.8 to 1.0 at the end of fiscal 2015. In addition to its regular principal payments, in October 2014, the Company elected to make a voluntary one-time $100 million principal payment on the outstanding term loan, using existing liquidity.

A key financial metric utilized in the calculation of the first lien leverage ratio is Adjusted EBITDA as defined in the Company’s senior secured credit facilities.  The following table reconciles (i) our Adjusted EBITDA to operating income and (ii) our Adjusted Free Cash Flow to cash flow from operating activities, in each case, for fiscal 2015 and the quarterly period ended September 26, 2015:

		Quarterly Period Ended
	Fiscal 2015	September 26, 2015
Adjusted EBITDA	$820	$205
Depreciation and amortization	(350)	(87)
Business optimization and other expense (a)	(44)	(9)
Restructuring and impairment	(13)	(2)
Unrealized cost savings	(5)	—
Operating income	$408	$107
Cash flow from operating activities	$637	$245

Net additions to property, plant and equipment	(162)	(56)
Payments of tax receivable agreement	(39)	—
Adjusted free cash flow	$436	$189
Cash flow from investing activities	(165)	(59)
Cash flow from financing activities	(365)	(17)
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

Contractual Obligations and Off Balance Sheet Transactions

Our contractual cash obligations at the end of fiscal 2015 are summarized in the following table which does not give any effect to the tax receivable agreement, including the $57 million payment made in October 2015, or income taxes payable as we cannot reasonably estimate the timing of future cash outflows associated with those commitments.

	Payments due by period as of the end of fiscal 2015
	Total	< 1 year	1-3 years	4-5 years	> 5 years
Long-term debt, excluding capital leases	$3,588	$14	$28	$1,327	$2,219
Capital leases (a)	142	28	48	42	24
Fixed interest rate payments	462	63	127	127	145
Variable interest rate payments (b)	464	86	171	169	38
Operating leases	334	50	85	62	137
Funding of pension and other postretirement obligations (c)	3	3	—	—	—
Total contractual cash obligations	$4,993	$244	$459	$1,727	$2,563

(a)	Includes anticipated interest of $16 million over the life of the capital leases.
(b)	Based on applicable interest rates in effect end of fiscal 2015.
(c)
Pension and other postretirement contributions have been included in the above table for the next fiscal year.  The amount is the estimated contributions to our defined benefit plans.  The assumptions used by the actuary in calculating the projection includes weighted average return on pension assets of approximately 7.25% for fiscal 2015.  The estimation may vary based on the actual return on our plan assets.  See footnotes to the Consolidated Financial Statements of this Form 10-K for more information on these obligations.

Note:	Tables excludes $2.5 billion of financing related to the Avintiv acquisitions th occurred in fiscal 2016 and Redeemable non-controlling interest of $12 million as of fiscal 2015.

Cash Flows from Operating Activities

Net cash provided by operating activities increased $107 million to $637 million in fiscal 2015.  The change is primarily attributed to improved operating performance and improved working capital.  The working capital improvement was primarily attributed to declining resin prices during fiscal 2015.

Net cash provided by operating activities increased $66 million to $530 million in fiscal 2014.  The change is primarily attributed to improved working capital.

Cash Flows from Investing Activities

Net cash used in investing activities decreased $257 million to $165 million in fiscal 2015 primarily as a result of deceased acquisition activity and lower capital expenditures.

Net cash used in investing activities increased $175 million to $422 million in fiscal 2014 million primarily as a result of an increase in acquisition activity in the prior twelve months, offset by lower capital expenditures.

Cash Flows from Financing Activities

Net cash used in financing activities increased $246 million to $365 million in fiscal 2015.  The change is primarily attributed to an increase in long-term debt repayments and increased debt financing costs related to the discharge of the 9¾% second priority senior secured notes.

Net cash used in financing activities decreased $45 million to $119 million in fiscal 2014.  The change is primarily attributed to a decline in long-term repayments, net of proceeds from the initial public offering, partially offset by the $32 million of tax receivable agreement payments.

Liquidity Outlook

Tax receivable agreement – In connection with the initial public offering, the Company entered into an income tax receivable agreement (“TRA”) that provides for the payment to pre-initial public offering stockholders, option holders and holders of our stock appreciation rights, 85% of the amount of cash savings, if any, in U.S. federal, foreign, state and local income tax that are actually realized (or are deemed to be realized in the case of a change of control) as a result of the utilization of our and our subsidiaries’ net operating losses attributable to periods prior to the initial public offering.  The total TRA balance at the end of fiscal 2015 was $232 million, prior to the $57 million payment made in  October of 2015.

At the end of fiscal 2015, our cash balance was $228 million, of which $65 million was located outside the U.S.  The Company has deemed cash located outside the U.S. to be indefinitely reinvested and we intend to use this to finance our foreign operations and for future international expansion.  We believe our existing U.S. based cash and cash flow from U.S. operations, together with available borrowings under our senior secured credit facilities, will be adequate to meet our liquidity needs over the next twelve months.  We do not expect our free cash flow to be sufficient to cover all long-term debt obligations and intend to refinance these obligations prior to maturity.  However, we cannot predict our future results of operations and our ability to meet our obligations involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section in this Form 10-K.

Critical Accounting Policies and Estimates

We disclose those accounting policies that we consider to be significant in determining the amounts to be utilized for communicating our consolidated financial position, results of operations and cash flows in the first note to our consolidated financial statements included elsewhere herein.  Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of financial statements in conformity with these principles requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes.  Our estimates and judgments are based on historical experience and on various other factors that are believed to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition.  Revenue from the sales of products is recognized at the time title and risks and rewards of ownership pass to the customer (either when the products reach the free-on-board shipping point or destination depending on the contractual terms), there is persuasive evidence of an arrangement, the sales price is fixed and determinable and collection is reasonably assured.

Accrued Rebates.  We offer various rebates to our customers in exchange for their purchases.  These rebate programs are individually negotiated with our customers and contain a variety of different terms and conditions.  Certain rebates are calculated as flat percentages of purchases, while others include tiered volume incentives.  These rebates may be payable monthly, quarterly, or annually.  The calculation of the accrued rebate balance involves significant management estimates, especially where the terms of the rebate involve tiered volume levels that require estimates of expected annual sales.  These provisions are based on estimates derived from current program requirements and historical experience.  We use all available information when calculating these reserves.  Our accrual for customer rebates was $53 million and $50 million as of the end of fiscal 2015 and 2014, respectively.

Impairments of Long-Lived Assets.  In accordance with the guidance from the FASB for the impairment or disposal of long-lived assets we review long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable.  Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts.  The impairment loss is measured by comparing the fair value of the asset to its carrying amount.  We recognized non-cash asset impairment of long-lived assets of $2 million, $7 million and $5 million in fiscal 2015, 2014 and 2013, respectively.

Goodwill and Other Indefinite Lived Intangible Assets.  We evaluate goodwill using a qualitative assessment to determine whether it is more likely than not that the fair value of any reporting unit is less that the carrying amount.  If we determine that the fair value of the reporting unit is more likely than not below its carrying amount, we evaluate the goodwill of that reporting unit using a two-step impairment test.  Otherwise, we conclude that no impairment is indicated and we do not perform the two-step impairment test.

For purposes of conducting our annual goodwill assessment, we have six reporting units, Rigid Open Top, Rigid Closed Top, Engineered Materials, Flexible Packaging, Tapes and International.  We determined that each of the components within our respective reporting units should be aggregated and tested at the respective level as one reporting unit.  We reached this conclusion because within each of our reporting units, we have similar products, production processes, markets served or management oversight which allows us to share assets and resources across the components.  We regularly re-align our production equipment and manufacturing facilities in order to take advantage of cost savings opportunities, obtain synergies and create manufacturing efficiencies.  We utilize our research and development centers, design center, tool shops, and graphics center which all provide benefits to each of the reporting units and work on new products that can benefit multiple components.  We also believe that the goodwill is recoverable from the overall operations of the unit given the similarity in production processes, synergies from leveraging the combined resources, common raw materials, common research and development, similar margins, management oversight and similar distribution methodologies.  There were no indicators of impairment in the fourth quarter that required us to perform a test for the recoverability of goodwill.

In conducting a qualitative assessment, the Company analyzes a variety of events or factors that may influence the fair value of the reporting unit, including; changes in the carrying amount of the reporting unit; relevant market data for both the company and its peer companies; industry outlooks; macroeconomic conditions; liquidity; changes in key personnel; and the Company’s competitive position.  Significant judgment is used to evaluate the totality of these events and factors to make the determination of whether it is more likely than not that the fair value of the reporting unit is less than its carrying value.

We completed our qualitative screen as of the first date of the fourth fiscal quarter and determined that it was more likely than not that the fair value of each of our reporting units was greater than the carrying value, thus it was not necessary to perform Step 1 for any of our reporting units during fiscal 2015. We reached this conclusion based on the increased valuations within the packaging industry and projected future operating results of our reporting units.  The identified increased valuations within the plastics packaging industry is supported by the Company’s increase in stock price, market capitalization, and total enterprise value.  Future declines in packaging market multiple, significant declines in operating performance, or significant declines in sales could impact future impairment tests or may require a more frequent assessment.

Goodwill as of September 26, 2015, by reporting unit is as follows:

Goodwill as of September 26, 2015
Rigid Open Top	$681
Rigid Closed Top	823
Engineered Films	52
Tapes	17
Flexible Packaging	61
International	18
$1,652

We also performed our annual impairment test for fiscal 2015 of our indefinite lived intangible assets, which relates to the “Berry Plastics” trade name and totaled $207 million at September 26, 2015 and determined that no impairment existed.  The fair value is estimated based on the income approach. Our forecasts included revenue growth consistent with our historical revenue growth assumptions and inflation.  Similar to our goodwill, significant declines in our sales or operating performance could impact future impairment tests or may require a more frequent assessment.

Deferred Taxes and Effective Tax Rates.  We estimate the effective tax rates (“ETR”) and associated liabilities or assets for each of our legal entities of ours in accordance with authoritative guidance.  We use tax planning to minimize or defer tax liabilities to future periods.  In recording ETRs and related liabilities and assets, we rely upon estimates, which are based upon our interpretation of United States and local tax laws as they apply to our legal entities and our overall tax structure.  Audits by local tax jurisdictions, including the United States Government, could yield different interpretations from our own and cause the Company to owe more taxes than originally recorded.  For interim periods, we accrue our tax provision at the ETR that we expect for the full year.  As the actual results from our various businesses vary from our estimates earlier in the year, we adjust the succeeding interim periods’ ETRs to reflect our best estimate for the year-to-date results and for the full year.  As part of the ETR, if we determine that a deferred tax asset arising from temporary differences is not likely to be utilized, we will establish a valuation allowance against that asset to record it at its expected realizable value.  In multiple foreign jurisdictions, the Company believes that it will not generate sufficient future taxable income to realize the related tax benefits.  The Company has provided a full valuation allowance against its foreign net operating losses included within the deferred tax assets in multiple foreign jurisdictions.  The Company has not provided a valuation allowance on its federal net operating losses in the United States because it has cumulative income, federal taxable income, and has also determined that future reversals of its temporary taxable differences will occur in the same periods and are of the same nature as the temporary differences giving rise to the deferred tax assets.  Changes in our valuation allowance could also impact our tax receivable agreement obligation.  Our valuation allowance against deferred tax assets was $29 million and $56 million as of the end of fiscal 2015 and 2014, respectively.

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

Item 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

We are exposed to market risk from changes in interest rates primarily through our senior secured credit facilities.  At September 26, 2015, our senior secured credit facilities are comprised of (i) $2.4 billion term loans and (ii) a $650 million revolving credit facility with no borrowings outstanding.  Borrowings under our senior secured credit facilities bear interest, at our option, at either an alternate base rate or an adjusted LIBOR rate for a one-, two-, three- or six month interest period, or a nine- or twelve-month period, if available to all relevant lenders, in each case, plus an applicable margin.  The alternate base rate is the greater of (i) in the case of our term loans, Credit Suisse’s prime rate or, in the case of our revolving credit facility, Bank of America's prime rate and (ii) one-half of 1.0% over the weighted average of rates on overnight Federal Funds as published by the Federal Reserve Bank of New York.  At September 26, 2015, the LIBOR rate of 0.33% applicable to the term loans was below the LIBOR floor of 1.00.  A 0.25% change in LIBOR would not have a material impact on our interest expense.

In February 2013, the Company entered into an interest rate swap transaction to protect $1 billion of outstanding variable rate term loan debt from future interest rate volatility. The agreement swapped the greater of a three-month variable LIBOR contract or 1.00% for a fixed annual rate of 2.355%, with an effective date in May 2016 and expiration in May 2019. In June 2013, the Company elected to settle this derivative instrument and received $16 million as a result of this settlement.  The offset is included in Accumulated other comprehensive loss and Deferred income taxes and will be amortized to Interest expense from May 2016 through May 2019, the original term of the swap agreement.

In March 2014, the Company entered into an interest rate swap transaction to protect $1 billion of outstanding variable rate term loan debt from future interest rate volatility.  The agreement swaps the greater of a three-month variable LIBOR contract or 1.00% for a fixed annual rate of 2.59%, with an effective date in February 2016 and expiration in February 2019.  The Company records changes in fair value in Accumulated other comprehensive income.

In September 2015, the Company entered into an interest rate swap transaction to protect $1 billion of outstanding variable rate term loan debt from future interest rate volatility. The agreement swapped the greater of a three-month variable LIBOR contract or 1.00% for a fixed annual rate of 1.7185%, with an effective date in December 2015 and expiration in June 2019. The Company records changes in fair value in Accumulated other comprehensive income.

Resin Cost Sensitivity

We are exposed to market risk from changes in plastic resin prices that could impact our results of operations and financial condition.  Our plastic resin purchasing strategy is to deal with only high-quality, dependable suppliers.  We believe that we have maintained strong relationships with these key suppliers and expect that such relationships will continue into the foreseeable future.  However, we can give you no assurances as to such availability or the prices thereof.  If the price of resin increased or decreased by 5% it would result in a material change to our financial statements.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements
Reports of Independent Registered Public Accounting Firm	24
Consolidated Statements of Income and Comprehensive Income for fiscal 2015, 2014 and 2013	26
Consolidated Balance Sheets as of fiscal 2015 and 2014	27
Consolidated Statements of Changes in Stockholders' Equity (Deficit) for fiscal 2015, 2014 and 2013	28
Consolidated Statements of Cash Flows for fiscal 2015, 2014 and 2013	29
Notes to Consolidated Financial Statements	30
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

In connection with the preparation of our Form 10-K as of and for the fiscal year ended September 26, 2015, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 26, 2015.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 26, 2015.

Management’s Report on Internal Controls over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013 Framework).

Based upon its assessment, management concluded that as of September 26, 2015, the Company’s internal controls over financial reporting were effective.  In addition, Ernst & Young LLP as of September 26, 2015, the Company’s independent registered public accounting firm, provided an attestation report on the Company’s internal control over financial reporting.

Changes in Internal Controls over Financial Reporting

No changes in our internal control over financial reporting occurred during the fourth quarter of fiscal 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

In October 2015, we acquired 100% of the capital stock of Avintiv which added 23 facilities, 18 of which are located outside the U.S.  Management considers this transaction to be material to the Company’s consolidated financial statements and believes that the internal controls and procedures of Avintiv will have a material effect on the Company’s internal control over financial reporting.  As we work to integrate and combine Avintiv into the Company's existing internal control structure we are evaluating Avintiv's existing internal controls and procedures over financial reporting.

Item 9B.                        OTHER INFORMATION

None.

PART III

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item, with the exception of the Code of Ethics disclosure below, is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with the 2016 Annual Meeting of Stockholders.

Code of Ethics

We have a Code of Business Ethics that applies to all directors and employees, including our Chief Executive Officer and senior financial officers.  These standards are designed to deter wrongdoing and to promote the highest ethical, moral, and legal conduct of all employees. Our Code of Business Ethics can be obtained, free of charge, by contacting our corporate headquarters or can be obtained from the Corporate Governance section of the Investors page on the Company’s internet site.

Item 11.  EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with the 2016 Annual Meeting of Stockholders.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item, is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with the 2016 Annual Meeting of Stockholders.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACATION AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with the 2016 Annual Meeting of Stockholders.

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with the 2016 Annual Meeting of Stockholders.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Berry Plastics Group, Inc.

We have audited the accompanying consolidated balance sheets of Berry Plastics Group, Inc. as of September 26, 2015, and September 27, 2014, and the related consolidated statements of income, comprehensive income, stockholders' equity (deficit) and cash flows for each of the three years in the period ended September 26, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Berry Plastics Group, Inc. at September 26, 2015, and September 27, 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 26, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Berry Plastics Group, Inc.’s internal control over financial reporting as of September 26, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission “(2013 framework)” and our report dated November 23, 2015, expressed an unqualified opinion thereon.

/s/Ernst & Young LLP

Indianapolis, Indiana
November 23, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Berry Plastics Group, Inc.

We have audited Berry Plastics Group, Inc.’s internal control over financial reporting as of September 26, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission “(2013 framework)” (the COSO criteria). Berry Plastics Group Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Berry Plastics Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 26, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2015 consolidated financial statements of Berry Plastics Group, Inc. and our report dated November 23, 2015, expressed an unqualified opinion thereon.

/s/Ernst & Young LLP

Indianapolis, Indiana
November 23, 2015

Berry Plastics Group, Inc.
Consolidated Statements of Income
(in millions of dollars)
	Fiscal years ended
	September 26, 2015	September 27, 2014	September 28, 2013
Net sales	$4,881	$4,958	$4,647
Costs and expenses:
Cost of goods sold	4,012	4,190	3,835
Selling, general and administrative	357	320	307
Amortization of intangibles	91	102	105
Restructuring and impairment charges	13	30	14
Operating income	408	316	386

Debt extinguishment	94	35	64
Other expense (income), net	1	(7)	(7)
Interest expense, net	191	221	244
Income before income taxes	122	67	85
Income tax expense	36	4	28
Consolidated net income	86	63	57
Net income attributable to non-controlling interests	-	1	-
Net income attributable to the Company	$86	$62	$57
Net income per share:
Basic (see footnote 14)	$0.72	$0.53	$0.50
Diluted (see footnote 14)	$0.70	$0.51	$0.48

Berry Plastics Group, Inc.
Consolidated Statements of Comprehensive Income
(in millions of dollars)

	Fiscal years ended
	September 26, 2015	September 27, 2014	September 28, 2013
Consolidated net income	$86	$63	$57
Currency translation	(45)	(16)	(5)
Interest rate hedges	(33)	(3)	20
Defined benefit pension and retiree health benefit plans	(16)	(11)	34
Provision for income taxes related to other comprehensive income items	18	5	(20)
Comprehensive income	10	38	86
Comprehensive income attributable to non-controlling interests	-	1	-
Comprehensive income attributable to the Company	$10	$37	$86

See notes to consolidated financial statements.

Berry Plastics Group, Inc.
Consolidated Balance Sheets
(in millions of dollars)
	September 26, 2015	September 27, 2014
Assets
Current assets:
Cash and cash equivalents	$228	$129
Accounts receivable, net	434	491
Inventories	522	604
Deferred income taxes	162	166
Prepaid expenses and other current assets	37	42
Total current assets	1,383	1,432
Property, plant and equipment, net	1,294	1,364
Goodwill, intangible assets and deferred costs, net	2,349	2,455
Other assets	2	1
Total assets	$5,028	$5,252

Liabilities and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$330	$395
Accrued expenses and other current liabilities	338	314
Current portion of long-term debt	37	58
Total current liabilities	705	767
Long-term debt, less current portion	3,648	3,844
Deferred income taxes	387	386
Other long-term liabilities	341	356
Total liabilities	5,081	5,353
Commitments and contingencies
Redeemable non-controlling interest	12	13
Stockholders' equity (deficit):
Common stock: (119.9 and 118.0 shares issued, respectively)	1	1
Additional paid-in capital	406	367
Non-controlling interest	3	3
Accumulated deficit	(356)	(442)
Accumulated other comprehensive loss	(119)	(43)
Total stockholders' equity (deficit)	(65)	(114)
Total liabilities and stockholders' equity (deficit)	$5,028	$5,252

See notes to consolidated financial statements.

Berry Plastics Group, Inc.
      Consolidated Statements of Changes in Stockholders' Equity (Deficit)
(in millions of dollars)
	Common Stock	Additional Paid-in Capital	Notes Receivable-Common Stock	Non Controlling Interest	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at September 29, 2012	$1	$131	$(2)	$3	$(47)	$(561)	$(475)
Stock compensation expense	-	16	-	-	-	-	16
Repayment of note receivable	-	-	2	-	-	-	2
Proceeds from issuance of common stock	-	27	-	-	-	-	27
Termination of redeemable shares	-	23	-	-	-	-	23
Proceeds from initial public offering	-	438	-	-	-	-	438
Obligation under tax receivable agreement	-	(313)	-	-	-	-	(313)
Interest rate hedge, net of tax	-	-	-	-	10	-	10
Net income attributable to the Company	-	-	-	-	-	57	57
Currency translation	-	-	-	-	(5)	-	(5)
Defined benefit pension and retiree health benefit plans, net of tax	-	-	-	-	21	-	21
Derivative amortization, net of tax	-	-	-	-	3	-	3
Balance at September 28, 2013	$1	$322	$-	$3	$(18)	$(504)	$(196)
Stock compensation expense	-	15	-	-	-	-	15
Proceeds from issuance of common stock	-	17	-	-	-	-	17
Obligation under tax receivable agreement	-	13	-	-	-	-	13
Interest rate hedge, net of tax	-	-	-	-	(2)	-	(2)
Net income attributable to the Company	-	-	-	-	-	62	62
Currency translation	-	-	-	-	(16)	-	(16)
Defined benefit pension and retiree health benefit plans, net of tax	-	-	-	-	(7)	-	(7)
Balance at September 27, 2014	$1	$367	$-	$3	$(43)	$(442)	$(114)
Stock compensation expense	-	21	-	-	-	-	21
Proceeds from issuance of common stock	-	18	-	-	-	-	18
Interest rate hedge, net of tax	-	-	-	-	(21)	-	(21)
Net income attributable to the Company	-	-	-	-	-	86	86
Currency translation	-	-	-	-	(45)	-	(45)
Defined benefit pension and retiree health benefit plans, net of tax	-	-	-	-	(10)	-	(10)
Balance at September 26, 2015	$1	$406	$-	$3	$(119)	$(356)	$(65)

See notes to consolidated financial statements.

Berry Plastics Group, Inc.
   Consolidated Statements of Cash Flows
(in millions of dollars)
	Fiscal years ended
	September 26, 2015	September 27, 2014	September 28, 2013

Cash Flows from Operating Activities:
Consolidated net income	$86	$63	$57
Net income attributable to non-controlling interests	-	1	-
Net income attributable to the Company	$86	$62	$57

Adjustments to reconcile net cash from operating activities:
Depreciation	259	256	236
Amortization of intangibles	91	102	105
Non-cash interest expense	6	7	14
Debt extinguishment	94	35	64
Settlement of interest rate hedge	-	-	16
Stock compensation expense	21	15	16
Deferred income tax	26	(4)	22
Impairment of long-lived assets	2	7	6
Other non-cash items	-	(3)	(6)
Changes in operating assets and liabilities:
Accounts receivable, net	46	5	3
Inventories	74	19	(43)
Prepaid expenses and other assets	(8)	(1)	15
Accounts payable and other liabilities	(60)	30	(41)
Net cash from operating activities	637	530	464

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(180)	(215)	(239)
Proceeds from sale of assets	18	19	18
Acquisitions of business, net of cash acquired	(3)	(226)	(24)
Net cash from investing activities	(165)	(422)	(245)

Cash Flows from Financing Activities:
Proceeds from long-term borrowings	693	1,627	1,391
Repayment of long-term borrowings	(951)	(1,687)	(1,978)
Proceeds from issuance of common stock	18	17	27
Payment of tax receivable agreement	(39)	(32)	(5)
Proceeds from initial public offering	-	-	438
Repayment of notes receivable	-	-	2
Debt financing costs	(86)	(44)	(39)
Net cash from financing activities	(365)	(119)	(164)
Effect of currency translation on cash	(8)	(2)	-
Net change in cash and cash equivalents	99	(13)	55
Cash and cash equivalents at beginning of period	129	142	87
Cash and cash equivalents at end of period	$228	$129	$142

See notes to consolidated financial statements.

Berry Plastics Group, Inc.
Notes to Consolidated Financial Statements
(in millions of dollars, except as otherwise noted)

1.  Basis of Presentation and Summary of Significant Accounting Policies

Background

Berry Plastics Group, Inc. (“Berry” or the “Company”) is a leading provider of value-added plastic consumer packaging and engineered materials with a track record of delivering high-quality customized solutions to our customers.  Representative examples of our products include specialty closures, prescription vials, specialty films, adhesives, corrosion protection materials, as well as drink cups, thin-wall containers, and bottles. We sell our products predominantly into stable, consumer-oriented end-markets, such as healthcare, personal care, and food and beverage.

Basis of Presentation

Periods presented in these financial statements include fiscal periods ending September 26, 2015 (“fiscal 2015”), September 27, 2014 (“fiscal 2014”), and September 28, 2013 (“fiscal 2013”).  Berry, through its wholly-owned subsidiaries operates in four primary segments:  Rigid Open Top, Rigid Closed Top, Engineered Materials, and Flexible Packaging.  The Company’s customers are located principally throughout the United States, without significant concentration with any one customer.  The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral.  The Company’s fiscal year is based on fifty two week periods.  The Company has evaluated subsequent events through the date the financial statements were issued.

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

Purchases of Raw Materials and Concentration of Risk

The largest supplier of the Company’s total resin material requirements represented approximately 21% of purchases in fiscal 2015.  The Company uses a variety of suppliers to meet its resin requirements.

Research and Development

Research and development costs are expensed when incurred.  The Company incurred research and development expenditures of $33 million, $32 million, and $28 million in fiscal 2015, 2014, and 2013, respectively.

Stock-Based Compensation

The compensation guidance of the FASB requires that the compensation cost relating to share-based payment transactions be recognized in financial statements based on alternative fair value models.  The share-based compensation cost is measured based on the fair value of the equity or liability instruments issued.  The Company’s share-based compensation plan is more fully described in Note 12.  The Company recorded total stock compensation expense of $21 million, $15 million, and $16 million for fiscal 2015, 2014 and 2013, respectively.

In August 2013, the Company recorded an $8 million stock compensation charge related to certain modifications to prior Berry Plastics Incentive Plans, and amended outstanding non-qualified stock option agreements to reflect such modifications.

The Company utilizes the Black-Scholes option valuation model for estimating the fair value of the stock options.  The model allows for the use of a range of assumptions.  Expected volatilities utilized in the Black-Scholes model are based on implied volatilities from traded stocks of peer companies. Similarly, the dividend yield is based on historical experience and the estimate of future dividend yields.  The risk-free interest rate is derived from the U.S. Treasury yield curve in effect at the time of grant.  The Company’s options have a ten year contractual life.  For purposes of the valuation model in fiscal years 2015, 2014, and 2013, the Company used the simplified method for determining the granted options expected lives.  The fair value for options granted has been estimated at the date of grant using a Black-Scholes model, with the following weighted average assumptions:

	Fiscal year
	2015	2014	2013
Risk-free interest rate	1.6%	1.3%	0.6%
Dividend yield	0.0%	0.0%	0.0%
Volatility factor	.30	.33	.38
Expected option life	7 years	7 years	7 years

Foreign Currency

For the non-U.S. subsidiaries that account in a functional currency other than U.S. Dollars, assets and liabilities are translated into U.S. Dollars using period-end exchange rates.  Sales and expenses are translated at the average exchange rates in effect during the period.  Foreign currency translation gains and losses are included as a component of Accumulated other comprehensive income (loss) within stockholders’ equity (deficit).  Gains and losses resulting from foreign currency transactions are included in the Consolidated Statements of Income.

Cash and Cash Equivalents

All highly liquid investments purchased with a maturity of three months or less from the time of purchase are considered to be cash equivalents.

Allowance for Doubtful Accounts

The Company’s accounts receivable and related allowance for doubtful accounts are analyzed in detail on a quarterly basis and all significant customers with delinquent balances are reviewed to determine future collectability.  The determinations are based on legal issues (such as bankruptcy status), past history, current financial and credit agency reports, and the experience of the credit representatives.  Reserves are established in the quarter in which the Company makes the determination that the account is deemed uncollectible.  The Company maintains additional reserves based on its historical bad debt experience.  The following table summarizes the activity for fiscal years ended for the allowance for doubtful accounts:

	2015	2014	2013
Allowance for doubtful accounts, beginning	$3	$3	$3
Bad debt expense	2	-	1
Write-offs against allowance	(2)	-	(1)
Allowance for doubtful accounts, ending	$3	$3	$3

Inventories

Inventories are stated at the lower of cost or market and are valued using the first-in, first-out method.  Management periodically reviews inventory balances, using recent and future expected sales to identify slow-moving and/or obsolete items. The cost of spare parts is charged to cost of goods sold when purchased.  We evaluate our reserve for inventory obsolescence on a quarterly basis and review inventory on-hand to determine future salability.  We base our determinations on the age of the inventory and the experience of our personnel.  We reserve inventory that we deem to be not salable in the quarter in which we make the determination.  We believe, based on past history and our policies and procedures, that our net inventory is salable.  Our inventory reserves were $20 million and $19 million as of fiscal 2015 and fiscal 2014, respectively.  Inventory as of fiscal 2015 and 2014 was:

Inventories:	2015	2014
Finished goods	$309	$353
Raw materials	213	251
	$522	$604

Property, Plant and Equipment

Property, plant and equipment are stated at cost.  Depreciation is computed primarily by the straight-line method over the estimated useful lives of the assets ranging from 15 to 25 years for buildings and improvements, 2 to 10 years for machinery, equipment, and tooling and over the term of the agreement for capital leases.  Leasehold improvements are depreciated over the shorter of the useful life of the improvement or the lease term.  Repairs and maintenance costs are charged to expense as incurred.  The Company capitalized interest of $6 million, $6 million, and $5 million in fiscal 2015, 2014, and 2013, respectively.  Property, plant and equipment as of fiscal 2015 and 2014 was:

Property, plant and equipment:	2015	2014
Land, buildings and improvements	$367	$363
Equipment and construction in progress	2,618	2,509
	2,985	2,872
Less accumulated depreciation	(1,691)	(1,508)
	$1,294	$1,364

Long-lived Assets

Long-lived assets, including property, plant and equipment and definite lived intangible assets are reviewed for impairment in accordance with the Property, plant and equipment standard of the ASC whenever facts and circumstances indicate that the carrying amount may not be recoverable.  Specifically, this process involves comparing an asset’s carrying value to the estimated undiscounted future cash flows the asset is expected to generate over its remaining life.  If this process were to result in the conclusion that the carrying value of a long-lived asset would not be recoverable, a write-down of the asset to fair value would be recorded through a charge to operations.  Fair value is determined based upon discounted cash flows or appraisals as appropriate.  Long-lived assets that are held for sale are reported at the lower of the assets’ carrying amount or fair value less costs related to the assets’ disposition.  We recorded impairment charges totaling $2 million, $7 million, and $5 million to write-down long-lived assets to their net realizable valuables during fiscal years 2015, 2014, and 2013 respectively.

Goodwill

The Company follows the principles provided by the Goodwill and Other Intangibles standard of the ASC. Goodwill is not amortized but rather tested annually for impairment. The Company performs their annual impairment assessment on the first day of the fourth quarter in each respective fiscal year.  The Company has recognized cumulative charges for goodwill impairment of $165 million which occurred in fiscal 2011.  For purposes of conducting our annual goodwill impairment test, the Company determined that we have six reporting units, Open Top, Rigid Closed Top, Engineered Films, Flexible Packaging, International and Tapes.  We determined that each of the components within our respective reporting units should be aggregated.  We reached this conclusion because within each of our reporting units, we have similar products, management oversight, production processes and markets served which allow us to share assets and resources across the product lines.  We regularly re-align our production equipment and manufacturing facilities in order to take advantage of cost savings opportunities, obtain synergies and create manufacturing efficiencies.  In addition, we utilize our research and development centers, design center, tool shops, and graphics center which all provide benefits to each of the reporting units and work on new products that can benefit multiple product lines.  We also believe that the goodwill is recoverable from the overall operations of the unit given the similarity in production processes, synergies from leveraging the combined resources, common raw materials, common research and development, similar margins and similar distribution methodologies.  In fiscal year 2015, the Company applied the qualitative assessment and determined that it is more likely than not that the fair value of the reporting unit exceeded the carrying amount of each of their reporting units.  The Company reached this conclusion based on the increased valuations within the packaging industry and projected future operating results and an increase in the Company's common stock price, market capitalization and total enterprise value.  In fiscal 2014, the Company applied the qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit may be less than the carrying amount, and concluded that it was more likely than not that the fair value of each reporting unit exceeded the carrying except for the Rigid Open Top reporting unit due to the decline in that units operating income.  The Company completed step 1 in Fiscal 2014 of the impairment test which indicated no impairment existed for Rigid Open Top.  In fiscal 2013, the Company applied the qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit may be less than the carrying amount and determined that no impairment was indicated and therefore did not perform a two-step impairment test.

The changes in the carrying amount of goodwill by reportable segment are as follows:

	Rigid Open Top	Rigid Closed Top	Engineered Materials	Flexible Packaging	Total
Balance as of fiscal 2013	$681	$831	$73	$49	$1,634
Foreign currency translation adjustment	-	(2)	(2)	-	(4)
Acquisitions (realignment), net	-	(2)	-	31	29
Balance as of fiscal 2014	$681	$827	$71	$80	$1,659

Foreign currency translation adjustment	-	(5)	(2)	(2)	(9)
Acquisitions, net	-	1	-	1	2
Balance as of fiscal 2015	$681	$823	$69	$79	$1,652

Deferred Financing Fees

Deferred financing fees are amortized to interest expense using the effective interest method over the lives of the respective debt agreements.  Pursuant to ASC 835-30 the Company presents $5 million of its debt issuance costs on the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge. In addition, the remaining $4 million of deferred charges, which relate to the Company’s revolving line of credit, are presented in Goodwill, intangible assets and deferred costs, net.

Intangible Assets

Customer relationships are being amortized using an accelerated amortization method which corresponds with the customer attrition rates used in the initial valuation of the intangibles over the estimated life of the relationships which range from 11 to 20 years.  Trademarks that are expected to remain in use, which are indefinite lived intangible assets, are required to be reviewed for impairment annually.  Technology intangibles are being amortized using the straight-line method over the estimated life of the technology which is 11 years.  License intangibles are being amortized using the straight-line method over the life of the license which is 10 years.  Patent intangibles are being amortized using the straight-line method over the shorter of the estimated life of the technology or the patent expiration date ranging from 10 to 20 years, with a weighted-average life of 15 years.  The Company evaluates the remaining useful life of intangible assets on a periodic basis to determine whether events and circumstances warrant a revision to the remaining useful life.  We completed the annual impairment test of our indefinite lived trade names and noted no impairment.

	Customer Relationships	Trademarks	Other Intangibles	Accumulated Amortization	Total
Balance as of fiscal 2013	$1,134	$283	$107	$(668)	$856
Adjustment for income taxes	(2)	-	(1)	-	(3)
Foreign currency translation adjustment	(3)	(1)	(2)	4	(2)
Amortization expense	-	-	-	(102)	(102)
Acquisition intangibles	38	-	5	-	43
Balance as of fiscal 2014	$1,167	$282	$109	$(766)	$792

Adjustment for income taxes	(3)	-	-	-	(3)
Foreign currency translation adjustment	(6)	(1)	(3)	4	(6)
Amortization expense	-	-	-	(91)	(91)
Acquisition intangibles	1	-	-	-	1
Balance as of fiscal 2015	$1,159	$281	$106	$(853)	$693

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

The accumulated balances related to each component of other comprehensive income (loss) were as follows (amounts below are net of taxes):

	Currency Translation	Defined Benefit Pension and Retiree Health Benefit Plans	Interest Rate Hedges	Accumulated Other Comprehensive Loss
Balance as of fiscal 2012	$(15)	$(29)	$(3)	$(47)
Other comprehensive income (loss)	(5)	34	20	49
Provision for income taxes	-	(13)	(7)	(20)
Balance as of fiscal 2013	$(20)	$(8)	$10	$(18)
Other comprehensive loss	(16)	(11)	(3)	(30)
Provision for income taxes	-	4	1	5
Balance as of fiscal 2014	$(36)	$(15)	$8	$(43)
Other comprehensive loss	(45)	(16)	(33)	(94)
Provision for income taxes	-	6	12	18
Balance as of fiscal 2015	$(81)	$(25)	$(13)	$(119)

Accrued Rebates

The Company offers various rebates to customers based on purchases.  These rebate programs are individually negotiated with customers and contain a variety of different terms and conditions.  Certain rebates are calculated as flat percentages of purchases, while others included tiered volume incentives.  These rebates may be payable monthly, quarterly, or annually.  The calculation of the accrued rebate balance involves significant management estimates, especially where the terms of the rebate involve tiered volume levels that require estimates of expected annual sales.  These provisions are based on estimates derived from current program requirements and historical experience.  The accrual for customer rebates was $53 million and $50 million at the end of fiscal 2015 and 2014, respectively and is included in Accrued expenses and other current liabilities.

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

Income Taxes

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

Classification of Debt Issuance Costs

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This standard amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge. It is effective for annual reporting periods beginning after December 15, 2015, but early adoption is permitted. The Company has elected to early adopt this guidance. The effects of the adoption for fiscal years ended September 26, 2015 and September 27, 2014, were a $5 million and $16 million, respectively, reduction of Goodwill, intangible assets, and deferred costs, net and Long-term debt, less current portion on the consolidated balance sheets by amounts classified as deferred costs.

Inventory

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory to simplify the guidance on the subsequent measurement of inventory, excluding inventory measured using last-in, first out or the retail inventory method. Under the new standard, inventory should be at the lower of cost and net realizable value. The new accounting guidance is effective for interim and annual periods beginning after December 15, 2016 with early adoption permitted. We are evaluating the effect this guidance will have on our consolidated financial statements and related disclosures, but do not expect the standard to have a material effect on our financial statements.

Business Combinations

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805)- Simplifying the accounting for Measurement-Period Adjustments requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. Entities should present separately on the face of the income statement or disclose in the footnotes the portion of the measurement period adjustment recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment had been recognized as of the acquisition date. The new guidance is effective for interim and annual periods beginning after December 15, 2015 with early adoption permitted. We are evaluating the effect this guidance will have on our consolidated financial statements and related disclosures, but do not expect the standard to have a material effect on our financial statements.

2. Acquisition

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

Rexam Healthcare Containers and Closures

In June 2014, the Company acquired Rexam’s Healthcare Containers and Closures business (“C&C”) for a purchase price of $133 million, net of cash acquired.  The C&C business produces bottles, closures and specialty products for pharmaceutical and over-the-counter applications.  Facilities located in the United States are operated in the Rigid Closed Top segment, and locations outside the United States are operated in the Flexible Packaging segment.  To finance the purchase, the Company used existing liquidity.  The C&C acquisition has been accounted for under the purchase method of accounting, and accordingly, the purchase price has been allocated to the identifiable assets and liabilities based on estimated fair values at the acquisition date.  The acquired assets and assumed liabilities consisted of working capital of $32 million, property and equipment of $85 million, non-current deferred tax asset of $3 million, intangible assets of $9 million, goodwill of $7 million, and other long-term liabilities of $3 million.

3.  Long-Term Debt

Revolving Line of Credit

In May 2015, the Company amended the credit agreement relating to its existing $650 million secured revolving credit facility to extend the maturity date of the revolving credit facility from June 2016 to May 2020 and to reduce interest margins and certain commitment fees.

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

Long-term debt consists of the following:
	Maturity Date	September 26, 2015	September 27, 2014
Term loan	February 2020	$1,369	$1,383
Term loan	January 2021	1,019	1,122
Revolving line of credit	May 2020	—	—
5 1/8% Second Priority Senior Secured Notes	July 2023	700	—
5 1/2% Second Priority Senior Secured Notes	May 2022	500	500
9¾% Second Priority Senior Secured Notes	Retired	—	800
Debt discounts and deferred fees		(29)	(36)
Capital leases and other	Various	126	133
Total long-term debt		3,685	3,902
Current portion of long-term debt		(37)	(58)
Long-term debt, less current portion		$3,648	$3,844

Berry Plastics Corporation Senior Secured Credit Facility

Our wholly owned subsidiary Berry Plastics Corporation’s senior secured credit facilities consist of $2.4 billion of term loans and a $650 million asset-based revolving line of credit.  The availability under the revolving line of credit is the lesser of $650 million or based on a defined borrowing base which is calculated based on available accounts receivable and inventory.

The borrowings under the senior secured credit facilities bear interest at a rate equal to an applicable margin plus, as determined at the Company’s option, either (a) a base rate determined by reference to the higher of (1) the prime rate of Credit Suisse, Cayman Islands Branch, as administrative agent, in the case of the term loan facility or Bank of America, N.A., as administrative agent, in the case of the revolving credit facility and (2) the U.S. federal funds rate plus 1/2 of 1% or (b) LIBOR determined by reference to the costs of funds for eurodollar deposits in dollars in the London interbank market for the interest period relevant to such borrowing Bank Compliance for certain additional costs.  The applicable margin for LIBOR rate borrowings under the revolving credit facility range from 1.25% to 1.75%, term loan maturing in January 2021 is 2.75% annum with a LIBOR floor of 1.00% and the term loan maturing in February 2020 is 2.50% per annum with a LIBOR floor of 1.00%.

In addition to paying interest on outstanding principal under the senior secured credit facilities, the Company is required to pay a commitment fee to the lenders under the revolving credit facilities in respect of the unutilized commitments thereunder at a rate equal to 0.25% to 0.325% per annum depending on the average daily available unused borrowing capacity. The Company also pays a customary letter of credit fee, including a fronting fee of 0.125% per annum of the stated amount of each outstanding letter of credit, and customary agency fees.

The term loan facility requires minimum quarterly principal payments of $4 million, with the remaining amount payable upon maturity.  The Company may voluntarily repay outstanding loans under the senior secured credit facilities at any time without premium or penalty, other than customary “breakage” costs with respect to eurodollar loans.  In October 2014, the Company elected to make a voluntary one-time $100 million principal payment on the $1 billion outstanding term loan, using existing liquidity. The senior secured credit facilities contain various restrictive covenants that, among other things and subject to specified exceptions, prohibit the Company from prepaying other indebtedness, and restrict its ability to incur indebtedness or liens, make investments or declare or pay any dividends.  All obligations under the senior secured credit facilities are unconditionally guaranteed by the Company and, subject to certain exceptions, each of the Company’s existing and future direct and indirect domestic subsidiaries. The guarantees of those obligations are secured by substantially all of the Company’s assets as well as those of each domestic subsidiary guarantor.

Our fixed charge coverage ratio, as defined in the revolving credit facility, is calculated based on a numerator consisting of adjusted EBITDA less pro forma adjustments, income taxes paid in cash and capital expenditures, and a denominator consisting of scheduled principal payments in respect of indebtedness for borrowed money, interest expense and certain distributions. We are obligated to sustain a minimum fixed charge coverage ratio of 1.0 to 1.0 under the revolving credit facility at any time when the aggregate unused capacity under the revolving credit facility is less than 10% of the lesser of the revolving credit facility commitments and the borrowing base (and for 10 business days following the date upon which availability exceeds such threshold) or during the continuation of an event of default.  At the end of fiscal 2015, the Company had unused borrowing capacity of $471 million under the revolving credit facility and thus was not subject to the minimum fixed charge coverage ratio covenant.  Our fixed charge ratio was 2.9 to 1.0 at the end of fiscal 2015.

Despite not having financial maintenance covenants, our debt agreements contain certain negative covenants.  The failure to comply with these negative covenants could restrict our ability to incur additional indebtedness, effect acquisitions, enter into certain significant business combinations, make distributions or redeem indebtedness.  The term loan facility contains a negative covenant first lien secured leverage ratio covenant of 4.0 to 1.0 on a pro forma basis for a proposed transaction, such as an acquisition or incurrence of additional first lien debt.  Our first lien secured leverage ratio was 2.8 to 1.0 at the end of fiscal 2015.

Future maturities of long-term debt as of fiscal year end 2015 are as follows:

Fiscal Year	Maturities
2016	$37
2017	35
2018	35
2019	33
2020	1,332
Thereafter	2,242
$3,714

Interest paid was $191 million, $214 million, and $245 million in fiscal 2015, 2014, and 2013, respectively.

4. Financial Instruments and Fair Value Measurements

As part of the overall risk management, the Company uses derivative instruments to reduce exposure to changes in interest rates attributed to the Company’s floating-rate borrowings.  For those derivative instruments that are designated and qualify as hedging instruments, the Company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge, or a hedge of a net investment in a foreign operation.  To the extent hedging relationships are found to be effective, as determined by FASB guidance, changes in fair value of the derivatives are offset by changes in the fair value of the related hedged item are recorded to Accumulated other comprehensive loss. Management believes hedge effectiveness is evaluated properly in preparation of the financial statements and did not identify any hedge ineffectiveness related to the interest rate swaps recorded on the Consolidated Balance Sheets in the current period.

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

In February 2013, the Company entered into an interest rate swap transaction to protect $1 billion of outstanding variable rate term loan debt from future interest rate volatility. The agreement swapped the greater of a three-month variable LIBOR contract or 1.00% for a fixed annual rate of 2.355%, with an effective date in May 2016 and expiration in May 2019. In June 2013, the Company elected to settle this derivative instrument and received $16 million as a result of this settlement.  The offset is included in Accumulated other comprehensive loss and Deferred income taxes and will be amortized to Interest expense from May 2016 through May 2019, the original term of the swap agreement.

In March 2014, the Company entered into an interest rate swap transaction to manage cash flow variability associated with $1 billion of outstanding variable rate term loan debt. The agreement swaps the greater of a three-month variable LIBOR contract or 1.00% for a fixed annual rate of 2.59%, with an effective date in February 2016 and expiration in February 2019.  The Company records changes in fair value in Accumulated other comprehensive income.

In September 2015, the Company entered into an interest rate swap transaction to protect $1 billion of outstanding variable rate term loan debt from future interest rate volatility. The agreement swapped the greater of a three-month variable LIBOR contract or 1.00% for a fixed annual rate of 1.7185%, with an effective date in December 2015 and expiration in June 2019. The Company records changes in fair value in Accumulated other comprehensive income.

	Liability Derivatives
	Balance Sheet Location	2015	2014
Interest rate swaps	Other long-term liabilities	$36	$3

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

The Company’s financial instruments consist primarily of cash and cash equivalents, long-term debt, interest rate swap agreements and capital lease obligations.  The book value of our long-term indebtedness exceeded fair value by $55 million as of fiscal 2015, while conversely, its fair value exceeded book value by $86 million as of fiscal 2014.  The Company’s long-term debt fair values were determined using Level 2 inputs as other significant observable inputs were not available.

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

Included in the following tables are the major categories of assets measured at fair value on a non-recurring basis along with the impairment loss recognized on the fair value measurement for the fiscal years then ended.

	As of the end of fiscal 2015
	Level 1	Level 2	Level 3	Total	Impairment
Indefinite-lived trademarks	$—	$—	$207	$207	$—
Goodwill	—	—	1,652	1,652	—
Definite lived intangible assets	—	—	486	486	—
Property, plant, and equipment	—	—	1,294	1,294	2
Total	$—	$—	$3,639	$3,639	$2

	As of the end of fiscal 2014
	Level 1	Level 2	Level 3	Total	Impairment
Indefinite-lived trademarks	$—	$—	$207	$207	$—
Goodwill	—	—	1,659	1,659	—
Definite lived intangible assets	—	—	585	585	—
Property, plant, and equipment	—	—	1,364	1,364	7
Total	$—	$—	$3,815	$3,815	$7

	As of the end of fiscal 2013
	Level 1	Level 2	Level 3	Total	Impairment
Indefinite-lived trademarks	$—	$—	$207	$207	$—
Goodwill	—	—	1,634	1,634	—
Definite lived intangible assets	—	—	649	649	5
Property, plant, and equipment	—	—	1,266	1,266	—
Total	$—	$—	$3,756	$3,756	$5

Valuation of Goodwill and Indefinite Lived Intangible Assets

ASC Topic 350 requires the Company to test goodwill for impairment at least annually.  The Company conducts the impairment test on the first day of the fourth fiscal quarter, unless indications of impairment exist during an interim period.  When assessing its goodwill for impairment, the Company utilizes a comparable company market approach in combination with a discounted cash flow analysis to determine the fair value of their reporting units and corroborate the fair values.  The Company utilizes a relief from royalty method to value their indefinite lived trademarks and uses the forecasts that are consistent with those used in the reporting unit analysis.  The Company has six reporting units more fully discussed in Note 1.  In fiscal 2015, fiscal 2014 and fiscal 2013 the Company determined no impairment existed.  The Company did not recognize any impairment charges on the indefinite lived intangible assets in any of the years presented.

Valuation of Property, Plant and Equipment and Definite Lived Intangible Assets

The Company periodically realigns their manufacturing operations which results in facilities being closed and shut down and equipment transferred to other facilities or equipment being scrapped or sold.  The Company utilizes appraised values to corroborate the fair value of the facilities and has utilized a scrap value based on prior facility shut downs to estimate the fair value of the equipment, which has approximated the actual value that was received.  When impairment indicators exist, the Company will also perform an undiscounted cash flow analysis to determine the recoverability of the Company’s long-lived assets.  The Company incurred an impairment charges of $2 million and $7 million related to property, plant and equipment in fiscal years 2015 and 2014, respectively.  The Company did not incur an impairment charge related to property, plant and equipment in fiscal 2013. The Company did not incur an impairment charge on definite lived intangible assets in fiscal 2015 or 2014. The Company did recognize an impairment charge of $5 million on definite lived intangible assets related to the decision to exit certain businesses during fiscal 2013.

5.  Goodwill, Intangible Assets and Deferred Costs

The following table sets forth the gross carrying amount and accumulated amortization of the Company’s goodwill, intangible assets and deferred costs as of the fiscal year end:

	2015	2014	Amortization Period
Deferred financing fees – revolving line of credit	$4	$8	Effective Interest Method
Accumulated amortization	—	(4)
Deferred financing fees, net	4	4

Goodwill	1,652	1,659	Indefinite lived

Customer relationships	1,159	1,167	11 – 20 years
Trademarks (indefinite lived)	207	207	Indefinite lived
Trademarks (definite lived)	74	75	8-15 years
Other intangibles	106	109	10-20 years
Accumulated amortization	(853)	(766)
Intangible assets, net	693	792
Total goodwill, intangible assets and deferred costs	$2,349	$2,455

Future amortization expense for definite lived intangibles as of fiscal 2015 for the next five fiscal years is $84 million, $72 million, $55 million, $50 million and $46 million each year for fiscal years ending 2016, 2017, 2018, 2019, and 2020, respectively.

6.  Lease and Other Commitments and Contingencies

The Company leases certain property, plant and equipment under long-term lease agreements.  Property, plant, and equipment under capital leases are reflected on the Company’s balance sheet as owned.  The Company entered into new capital lease obligations totaling $29 million, $45 million, and $49 million during fiscal 2015, 2014, and 2013, respectively, with various lease expiration dates through 2025.  The Company records amortization of capital leases in Cost of goods sold in the Consolidated Statement of Income.  Assets under operating leases are not recorded on the Company’s balance sheet.  Operating leases expire at various dates in the future with certain leases containing renewal options.  The Company had minimum lease payments or contingent rentals of $24 million and $24 million and asset retirement obligations of $8 million and $7 million as of fiscal 2015 and 2014, respectively. Total rental expense from operating leases was $53 million, $54 million, and $53 million in fiscal 2015, 2014, and 2013, respectively.

Future minimum lease payments for capital leases and non-cancellable operating leases with initial terms in excess of one year as of fiscal year end 2015 are as follows:
	Capital Leases	Operating Leases
2016	$28	$50
2017	25	46
2018	23	39
2019	21	34
2020	21	28
Thereafter	24	137
	142	$334
Less: amount representing interest	(16)
Present value of net minimum lease payments	$126

The Company has entered into a series of sale-leaseback transactions, pursuant to which it sold certain facilities and is leasing these facilities back. The Company has a total deferred gain on these sale-leaseback transactions of $28 million and is amortizing this over the respective lease of the facility.

Litigation

In July 2012, Berry Plastics Corporation (“BPC”) was sued by a customer for breach of contract, breach of express warranty, and breach of implied warranties. The customer alleged that in December 2007 and January 2008 BPC supplied the customer with defective woven polypropylene fabric used to manufacture containers that it then sold to its customers. In November 2015, a jury rendered a judgment in favor of the customer, which is immaterial to the Company.  The Company intends to appeal the judgment and file certain post-trial motions. While we are unable to predict the ultimate outcome of this matter, management expects any final judgment against BPC to be covered by insurance maintained by the Company.

The Company is party to various legal proceedings in addition to the above to the above involving routine claims which are incidental to its business.  Although the Company’s legal and financial liability with respect to such proceedings cannot be estimated with certainty, the Company believes that any ultimate liability would not be material to its financial position, results of operations or cash flows.  The Company has various purchase commitments for raw materials, supplies and property and equipment incidental to the ordinary conduct of business.

Collective Bargaining Agreements

At the end of fiscal 2015, we employed approximately 16,000 employees, and approximately 12% of those employees are covered by collective bargaining agreements.  There are four agreements, representing approximately 56% of union employees, due for renegotiation in fiscal 2016.  The remaining agreements expire after fiscal 2016.  Our relations with employees under collective bargaining agreements remain satisfactory and there have been no significant work stoppages or other labor disputes during the past three years.

7.  Accrued Expenses, Other Current Liabilities and Other Long-Term Liabilities

The following table sets forth the totals included in Accrued expenses and other current liabilities as of fiscal year end.

	2015	2014
Employee compensation, payroll, and other taxes	$102	$91
Interest	38	44
Rebates	53	50
Property taxes	13	13
Restructuring	10	13
Tax receivable agreement obligation	57	39
Other	65	64
	$338	$314

The following table sets forth the totals included in Other long-term liabilities as of fiscal year end.

	2015	2014
Lease retirement obligation	$32	$31
Sale-lease back deferred gain	28	30
Pension liability	57	45
Tax receivable agreement obligation	175	234
Interest rate swaps	36	3
Other	13	13
	$341	$356

8.  Income Taxes

The Company is being taxed at the U.S. corporate level as a C-Corporation and has provided U.S. Federal, State and foreign income taxes.

Significant components of income tax expense for the fiscal years ended are as follows:
	2015	2014	2013
Current
United States
Federal	$-	-	$-
State	3	5	2
Non-U.S.	7	3	4
Current income tax provision	10	8	6
Deferred:
United States
Federal	31	3	26
State	(4)	(5)	(3)
Non-U.S.	(1)	(2)	(1)
Deferred income tax expense (benefit)	26	(4)	22
Expense for income taxes	$36	$4	$28

U.S. income from continuing operations before income taxes was $99 million, $58 million, and $77 million for fiscal 2015, 2014, and 2013, respectively.  Non-U.S. income from continuing operations before income taxes was $23 million, $9 million, and $8 million for fiscal 2015, 2014, and 2013, respectively.

The reconciliation between U.S. Federal income taxes at the statutory rate and the Company’s benefit for income taxes on continuing operations for fiscal year end is follows:

	2015	2014	2013
U.S. Federal income tax expense at the statutory rate	$43	$23	$29
Adjustments to reconcile to the income tax provision:
U.S. State income tax expense	7	5	(1)
Changes in state valuation allowance	(7)	-	-
Research and development credits	(5)	(20)	-
Permanent differences	-	(2)	-
Changes in foreign valuation allowance	-	1	1
Rate differences between U.S. and foreign	(2)	(1)	(2)
APB 23	-	(1)	-
Other	-	(1)	1
Expense for income taxes	$36	$4	$28

Deferred income taxes result from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes.  The components of the net deferred income tax liability as of fiscal year end are as follows:

	2015	2014
Deferred tax assets:
Allowance for doubtful accounts	$3	$3
Deferred gain on sale-leaseback	12	13
Accrued liabilities and reserves	84	58
Inventories	9	10
Net operating loss carryforward	130	248
Alternative minimum tax (AMT) credit carryforward	9	9
Research and development credit carryforward	22	22
Federal and state tax credits	7	13
Other	3	9
Total deferred tax assets	279	385
Valuation allowance	(29)	(56)
Total deferred tax assets, net of valuation allowance	250	329
Deferred tax liabilities:
Property, plant and equipment	137	157
Intangible assets	256	279
Debt extinguishment	79	107
Other	3	6
Total deferred tax liabilities	475	549
Net deferred tax liability	$(225)	$(220)

In the United States the Company had $361 million of federal net operating loss carryforwards as of fiscal 2015, which will be available to offset future taxable income.  As of fiscal year end 2015, the Company had state and foreign net operating loss carryforwards of $684 million and $52 million, respectively, which will be available to offset future taxable income.  If not used, the federal net operating loss carryforwards will expire in future years beginning 2025 through 2031.  AMT credit carryforwards totaling $9 million are available to the Company indefinitely to reduce future years’ federal income taxes.  The state net operating loss carryforwards will expire in future years beginning in 2015 through 2033.  The Company has $22 million and $7 million of federal and state Research and Development tax credits, respectively, that will expire in future years beginning 2027 through 2034. In addition, the Company has $4 million of other state tax credits that will expire in future years beginning in 2016 through 2020.

In connection with the initial public offering, the Company entered into an income tax receivable agreement that provides for the payment to pre-initial public offering stockholders, option holders and holders of our stock appreciation rights, 85% of the amount of cash savings, if any, in U.S. federal, foreign, state and local income tax that are actually realized (or are deemed to be realized in the case of a change of control) as a result of the utilization of our and our subsidiaries’ net operating losses attributable to periods prior to the initial public offering.  Based on the Company's assumptions using various items, including valuation analysis and current tax law, the Company recorded an obligation of $313 million which was recognized as a reduction of Paid-in capital on the Consolidated Balance Sheets.  The Company made payments of $39 million, $32 million, and $5 million in fiscal years 2015, 2014, and 2013, respectively.   The balance at the end of fiscal 2015 was $232 million, and the Company made its fiscal year 2016 payment of $57 million in October 2015.

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

Prior changes in ownership have created limitations under Sec. 382 of the Internal Revenue Code on annual usage of net operating loss carryforwards.  However, all of the Company’s Federal net operating loss carryforwards should be available for use within the next five years.  As part of the effective tax rate calculation, if we determine that a deferred tax asset arising from temporary differences is not likely to be utilized, we will establish a valuation allowance against that asset to record it at its expected realizable value.  The Company has not provided a valuation allowance on its federal net operating loss carryforwards in the United States because it has cumulative income, federal taxable income and has also determined that future reversals of its temporary taxable differences will occur in the same periods and are of the same nature as the temporary differences giving rise to the deferred tax assets.  Our valuation allowance against deferred tax assets was $29 million and $56 million as of fiscal year end 2015 and 2014, respectively, related to the foreign and U.S. state operations.  The Company paid cash taxes of $9 million, $7 million, and $3 million in fiscal 2015, 2014, and 2013, respectively.

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

The following table summarizes the activity related to our gross unrecognized tax benefits for fiscal year end:

	2015	2014
Beginning unrecognized tax benefits	$14	$14
Gross increases – tax positions in prior periods	-	2
Gross increases – current period tax positions	1	1
Settlements	(1)	(2)
Lapse of statute of limitations	(1)	(1)
Ending unrecognized tax benefits	$13	$14

The amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate was $7 million and $8 million for fiscal year end 2015 and 2014.

As of fiscal year end 2015, we had $2 million accrued for payment of interest and penalties related to our uncertain tax positions.  Our penalties and interest related to uncertain tax positions are included in income tax expense.

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

As of the end of fiscal 2015, we had unremitted earnings from foreign subsidiaries that are permanently reinvested for continued use in foreign operations, accordingly, no provision for U.S. federal or state income taxes has been provided thereon.  If distributed, those earnings would result in additional income tax expense at approximately the U.S. statutory rate.  Determination of the amount of unrecognized deferred US income tax liability is not practicable due to the complexities associated with its hypothetical calculation.

9.  Retirement Plan

The Company maintains four defined benefit pension plans which cover certain manufacturing facilities.  The Company also maintains a retiree health plan, which covers certain healthcare and life insurance benefits for certain retired employees and their spouses.  Each of the four defined benefit plans and the retiree health plan are frozen plans.  The Company uses fiscal year end as a measurement date for the retirement plans.

The Company sponsors two defined contribution 401(k) retirement plans covering substantially all employees.  Contributions are based upon a fixed dollar amount for employees who participate and percentages of employee contributions at specified thresholds.  Contribution expense for these plans was $7 million, $8 million, and $7 million for fiscal 2015, 2014, and 2013, respectively.

The projected benefit obligations of the Company’s plans presented herein are equal to the accumulated benefit obligations of such plans.  The tables below exclude the obligations related to the foreign plans, which carry immaterial balances.  The net amount of liability recognized is included in Other long-term liabilities on the Consolidated Balance Sheets.

	Defined Benefit Pension Plans		Retiree Health Plan
	2015	2014	2015	2014
Change in Projected Benefit Obligations (PBO)
PBO at beginning of period	$192	$178	$2	$2
Service cost	1	-	-	-
Interest cost	8	8	-	-
Actuarial loss (gain)	11	15	-	-
Benefit settlements	(9)	-	-	-
Benefits paid	(10)	(9)	-	-
PBO at end of period	$193	$192	$2	$2

Change in Fair Value of Plan Assets
Plan assets at beginning of period	$154	$141	$-	$-
Actual return on plan assets	3	15	-	-
Company contributions	4	7	-	-
Benefit settlements	(9)	-	-	-
Benefits paid	(10)	(9)	-	-
Plan assets at end of period	142	154	-	-
Net amount recognized	$(51)	$(38)	$(2)	$(2)

At the end of fiscal 2015 the Company had $45 million of net unrealized losses recorded in Accumulated other comprehensive loss on the Consolidated Balance Sheets.  The Company expects $2 million to be realized in fiscal 2016, and the remaining to be recognized over the next 13 fiscal years.

The following table presents significant weighted-average assumptions used to determine benefit obligation and benefit cost for the fiscal years ended:

	Defined Benefit Pension Plans		Retiree Health Plan
(Percents)	2015	2014	2015	2014
Weighted-average assumptions:
Discount rate for benefit obligation	4.0	4.0	3.0	2.9
Discount rate for net benefit cost	4.0	4.5	2.9	3.1
Expected return on plan assets for net benefit costs	7.25	8.0	N/A	N/A

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

Fiscal 2015 Asset Category	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$8	$-	$-	$8
U.S. large cap comingled equity funds	-	37	-	37
U.S. mid cap equity mutual funds	24	-	-	24
U.S. small cap equity mutual funds	2	-	-	2
International equity mutual funds	6	-	-	6
Real estate equity investment funds	3	-	-	3
Corporate bond mutual funds	21	-	-	21
Corporate bonds	-	31	-	30
Guaranteed investment account	-	-	10	10
Total	$64	$68	$10	$142

Fiscal 2014 Asset Category	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$7	$-	$-	$7
U.S. large cap comingled equity funds	-	47	-	47
U.S. mid cap equity mutual funds	27	-	-	27
U.S. small cap equity mutual funds	6	-	-	6
International equity mutual funds	10	-	-	10
Real estate equity investment funds	3	-	-	3
Corporate bond mutual funds	28	-	-	28
Corporate bonds	-	15	-	15
Guaranteed investment account	-	-	11	11
Total	$81	$62	$11	$154

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid for the fiscal year end:

	Defined Benefit Pension Plans	Retiree Health Plan
2016	$10	$-
2017	10	-
2018	10	-
2019	10	-
2020	11	-
2021-2025	56	1

Net pension and retiree health benefit expense included the following components as of fiscal year end:

	2015	2014	2013
Defined Benefit Pension Plans
Service cost	$1	$-	$-
Interest cost	8	8	7
Amortization	1	-	3
Settlement charge	2	-	-
Expected return on plan assets	(12)	(11)	(10)
Net periodic benefit cost	$-	$(3)	$-

Our defined benefit pension plan asset allocations as of fiscal year end are as follows:

	2015	2014
Asset Category
Equity securities and equity-like instruments	51%	60%
Debt securities and debt-like	37	28
Other	12	12
Total	100%	100%

The Company’s retirement plan assets are invested with the objective of providing the plans the ability to fund current and future benefit payment requirements while minimizing annual Company contributions.  The retirement plans held $17 million of the Company’s stock at the end of fiscal 2015.  The Company re-addresses the allocation of its investments on a regular basis.

10.  Restructuring and Impairment Charges

The Company has announced various restructuring plans in the last three fiscal years which included shutting down facilities in all four of the Company’s operating segments. In all instances, the majority of the operations from rationalized facilities was transferred to other facilities within the respective division.

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

During fiscal 2014, the Company initiated a cost reduction plan designed to deliver meaningful cost savings and improved equipment utilization.  The Company announced the intention to shut down four facilities, one each in Rigid Open Top, Rigid Closed Top, Engineered Materials and Flexible Packaging divisions.  The affected Rigid Open Top, Rigid Closed Top, Engineered Materials, and Flexible Packaging businesses accounted for approximately $111 million, $14 million, $9 million, and $28 million of annual net sales, respectively.

During fiscal 2015, the Company announced the intention to shut down two facilities, one each in the Rigid Open Top and Engineered Materials divisions. The affected Rigid Open Top and Engineered Materials businesses accounted for approximately $24 million and $16 million of annual net sales, respectively.

Since 2013, total expected costs attributed to restructuring programs total $60 million with $3 million remaining to be recognized in the future.

	Expected Total Costs	Cumulative charges through Fiscal 2015	To be Recognized in Future
Severance and termination benefits	$18	$18	$-
Facility exit costs	27	24	3
Asset impairment	15	15	-
Total	$60	$57	$3

The tables below sets forth the significant components of the restructuring charges recognized for the fiscal years ended, by segment:

	2015	2014	2013
Rigid Open Top	$5	$13	$1
Rigid Closed Top	3	2	3
Engineered Materials	1	7	9
Flexible Packaging	4	8	1
Consolidated	$13	$30	$14

The table below sets forth the activity with respect to the restructuring accrual:

	Employee Severance and Benefits	Facility Exit Costs	Non-cash charges	Total
Balance as of fiscal 2013	$2	2	-	4
Charges	9	14	7	30
Non-cash asset impairment	-	-	(7)	(7)
Cash payments	(6)	(8)	-	(14)
Balance as of fiscal 2014	$5	$8	$-	$13

Charges	4	7	2	13
Non-cash asset impairment	-	-	(2)	(2)
Cash payments	(7)	(7)	-	(14)
Balance as of fiscal 2015	$2	$8	$-	$10

11.  Related Party Transactions

In connection with the term loan refinancing entered into in January 2014, the Company paid a $1 million underwriting fee to Apollo Global Securities, LLC, an affiliate of Apollo that served as a manager of the offering.

The Company made payments related to the income tax receivable agreement (“TRA”), of $39 million in October 2014 and $32 million in October 2013, of which Apollo Global Management, LLC received $33 million and $28 million, respectively. Mr. Robert V. Seminara, a member of the Company’s Board of Directors, has been employed by Apollo since 2003.

12.  Stockholders’ Equity

Equity Incentive Plans

In fiscal 2015, the Company adopted the 2015 Berry Plastics Group, Inc. Long-Term Incentive Plan (“2015 Plan”) to align its incentive plans with plans of similar public companies by permitting for, among other things, the issuance of  performance-based awards. The 2015 Plan authorized the issuance of 7,500,000 shares, an increase of approximately 5 million over the remaining available for grant at the time of adoption. As of the adoption of the 2015 Plan, no shares were permitted to be issued any other previous Incentive Plans.

The Company recognized total stock-based compensation expense of $21 million, $15 million, and $16 million for fiscal 2015, 2014 and 2013.  The intrinsic value of options exercised in fiscal 2015 was $41 million.

Information related to the equity incentive plans as of the fiscal year end is as follows:

	2015		2014
	Number Of Shares (in thousands)	Weighted Average Exercise Price	Number Of Shares (in thousands)	Weighted Average Exercise Price
Options outstanding, beginning of period	10,504	$13.13	10,035	$9.96
Options granted	2,839	28.78	2,727	21.02
Options exercised	(1,929)	9.07	(2,137)	8.19
Options forfeited or cancelled	(63)	17.59	(121)	15.20
Options outstanding, end of period	11,351	$17.71	10,504	$13.13

Option price range at end of period	$3.04-33.91		$3.04-22.95
Options exercisable at end of period	4,786		5,098
Options available for grant at period end	7,500		5,349
Weighted average fair value of options granted during period	$9.51		$7.53

The fair value for options granted has been estimated at the date of grant using a Black-Scholes model, generally with the following weighted average assumptions:

	2015	2014	2013
Risk-free interest rate	1.6%	1.3%	.6%
Dividend yield	0.00%	0.00%	0.00%
Volatility factor	.30	.33	.38
Expected option life	7 years	7 years	7 years

The following table summarizes information about the options outstanding as of fiscal 2015:

Range of Exercise Prices	Number Outstanding	Intrinsic Value of Outstanding	Weighted Remaining Contractual Life	Weighted Exercise Price	Number Exercisable	Intrinsic Value of Exercisable	Unrecognized Compensation	Weighted Recognition Period
$3.04-33.91	11,351	$143	8 years	$17.17	4,786	$92	$25	2 years

13.  Segment and Geographic Data

Berry’s operations are organized into four reportable segments: Rigid Open Top, Rigid Closed Top, Engineered Materials, and Flexible Packaging.  The Company has manufacturing and distribution centers in the United States, Canada, Mexico, Belgium, France, Australia, Germany, Brazil, Malaysia, India, China, and the Netherlands.  The North American operation represents 95% of the Company’s net sales, 96% of total long-lived assets, and 95% of the total assets.  Selected information by reportable segment is presented in the following table.

	2015	2014	2013
Net sales
Rigid Open Top	$1,055	$1,110	$1,127
Rigid Closed Top	1,474	1,469	1,387
Engineered Materials	1,397	1,455	1,397
Flexible Packaging	955	924	736
Total	$4,881	$4,958	$4,647

Operating income
Rigid Open Top	$71	$34	$123
Rigid Closed Top	139	132	130
Engineered Materials	143	125	116
Flexible Packaging	55	25	17
Total	$408	$316	$386

Depreciation and amortization
Rigid Open Top	$93	$92	$90
Rigid Closed Top	131	133	129
Engineered Materials	68	75	71
Flexible Packaging	58	58	51
Total	$350	$358	$341

	2015	2014
Total assets:
Rigid Open Top	$1,765	$1,812
Rigid Closed Top	1,852	1,953
Engineered Materials	679	726
Flexible Packaging	732	761
Total assets	$5,028	$5,252
Goodwill:
Rigid Open Top	$681	$681
Rigid Closed Top	823	827
Engineered Materials	69	71
Flexible Packaging	79	80
Total goodwill	$1,652	$1,659

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

The following tables and discussion provide a reconciliation of the numerator and denominator of the basic and diluted net income per share computations.  The calculation below provides net income on both basic and diluted basis for fiscal year end.

(in millions, except per share amounts)	2015	2014	2013
Numerator
Net income attributable to the Company	$86	$62	$57
Denominator
Weighted average common shares outstanding - basic	119.1	116.9	113.5
Dilutive shares	4.3	4.6	6.0
Weighted average common and common equivalent shares outstanding - diluted	123.4	121.5	119.5

Per common share income (loss)
Basic	$0.72	$0.53	$0.50
Diluted	$0.70	$0.51	$0.48

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

Condensed Supplemental Consolidated Statements of Operations

	Fiscal 2015
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales	$-	$622	$3,807	$452	$-	$4,881
Cost of goods sold	-	526	3,128	358	-	4,012
Selling, general and administrative	-	64	232	49	-	357
Amortization of intangibles	-	8	75	8	-	91
Restructuring and impairment charges	-	-	13	-	-	13
Operating income	-	24	347	37	-	408
Debt extinguishment	-	94	-	-	-	94
Other expense (income), net	(3)	-	3	1	-	1
Interest expense, net	-	25	148	18		191
Equity in net income of subsidiaries	(119)	(210)	-	-	329	-
Income (loss) before income taxes	122	115	196	18	(329)	122
Income tax expense (benefit)	36	25	-	4	(29)	36
Consolidated net income (loss)	86	90	196	14	(300)	86
Net income(loss) attributable to non-controlling interests	-	-	-	-	-
Net income(loss) attributable to the Company	$86	$90	$196	$14	$(300)	$86
Currency translation	-	-	-	(45)	-	(45)
Interest rate hedges	-	(33)	-	-	-	(33)
Defined benefit pension and retiree benefit plans	-	(16)	-	-	-	(16)
Provision for income taxes related to other comprehensive income items	-	18	-	-	-	18
Comprehensive income (loss)	$86	$59	$196	$(31)	$(300)	$10

	Fiscal 2014
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales	$-	$638	$3,904	$416	$-	$4,958
Cost of goods sold	-	557	3,284	349	-	4,190
Selling, general and administrative	-	52	232	36	-	320
Amortization of intangibles	-	10	84	8	-	102
Restructuring and impairment charges	-	-	30	-	-	30
Operating income	-	19	274	23	-	316
Debt extinguishment	-	35	-	-	-	35
Other income, net	(3)	-	(4)	-	-	(7)
Interest expense, net	34	27	176	(97)	81	221
Equity in net income of subsidiaries	(98)	(218)	-	-	316	-
Income (loss) before income taxes	67	175	102	120	(397)	67
Income tax expense (benefit)	4	44	-	5	(49)	4
Consolidated net income (loss)	63	131	102	115	(348)	63
Net income(loss) attributable to non-controlling interests	1	-	-	-	-	1
Net income(loss) attributable to the Company	$62	$131	$102	$115	$(348)	$62
Currency translation	-	-	-	(16)	-	(16)
Interest rate hedges	-	(3)	-	-	-	(3)
Defined benefit pension and retiree benefit plans	-	(11)	-	-	-	(11)
Provision for income taxes related to other comprehensive income items	-	5	-	-	-	5
Comprehensive income (loss)	$62	$122	$102	$99	$(348)	$37

	Fiscal 2013
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales	$-	$571	$3,706	$370	$-	$4,647
Cost of sales	-	506	3,021	308	-	3,835
Selling, general and administrative expenses	-	58	314	40	-	412
Restructuring and impairment charges, net	-	1	13	-	-	14
Operating income (loss)	-	6	358	22	-	386
Other income	-	56	1	-	-	57
Interest expense, net	47	24	201	(120)	92	244
Equity in net income of subsidiaries	(132)	(297)	-	-	429	-
Net income (loss) before income taxes	85	223	156	142	(521)	85
Income tax expense (benefit)	28	80	-	2	(82)	28
Net income (loss)	$57	$143	$156	$140	$(439)	$57
Currency translation	-	-	-	(5)	-	(5)
Interest rate hedges	-	20	-	-	-	20
Defined benefit pension and retiree benefit plans	-	34	-	-	-	34
Provision for income taxes related to other comprehensive income items	-	(20)	-	-	-	(20)
Comprehensive income (loss)	$57	$177	$156	$135	$(439)	$86

Condensed Supplemental Consolidated Balance Sheet
As of fiscal year end 2015

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$-	$163	$-	$65	$-	$228
Accounts receivable, net	-	23	337	74	-	434
Intercompany receivable	329	2,963	-	83	(3,375)	-

Inventories	-	49	425	48	-	522
Deferred income taxes	162	-	-	-	-	162
Prepaid expenses and other current	-	22	5	10	-	37
Total current assets	491	3,220	767	280	(3,375)	1,383
Property, plant and equipment, net	-	79	1,111	104	-	1,294
Intangible assets, net	-	97	2,151	101	-	2,349
Investment in subsidiaries	75	1,456	-	-	(1,531)	-
Other assets	-	-	1	1	-	2
Total assets	$566	$4,852	$4,030	$486	$(4,906)	$5,028
Liabilities and equity
Current liabilities:
Accounts payable	$-	$28	$245	$57	$-	$330
Accrued expenses and other current liabilities	57	140	121	20	-	338
Intercompany payable	-	-	3,375	-	(3,375)	-
Current portion of long-term debt	-	37	-	-	-	37
Total current liabilities	57	205	3,741	77	(3,375)	705
Long-term debt, less current portion	-	3,647	-	1	-	3,648
Deferred income taxes	387	-	-	-	-	387
Other long-term liabilities	175	122	39	5	-	341
Total long-term liabilities	562	3,769	39	6	-	4,376
Total liabilities	619	3,974	3,780	83	(3,375)	5,081

Redeemable non-controlling interests	12	-	-	-	-	12
Other equity (deficit)	(65)	878	250	403	(1,531)	(65)
Total equity (deficit)	(65)	878	250	403	(1,531)	(65)
Total liabilities and equity (deficit)	$566	$4,852	$4,030	$486	$(4,906)	$5,028

Condensed Supplemental Consolidated Balance Sheet
As of fiscal year end 2014

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$-	$70	$15	$44	$-	$129
Accounts receivable, net of allowance	-	35	377	79	-	491
Intercompany receivable	319	3,343	-	87	(3,749)	-

Inventories	-	51	496	57	-	604
Deferred income taxes	166	-	-	-	-	166
Prepaid expenses and other current	-	15	13	14	-	42
Total current assets	485	3,514	901	281	(3,749)	1,432
Property, plant and equipment, net	-	84	1,162	118	-	1,364
Intangible assets, net	-	104	2,226	125	-	2,455
Investment in subsidiaries	69	1,237	-	-	(1,306)	-
Other assets	-	-	1	-	-	1
Total assets	$554	$4,939	$4,290	$524	$(5,055)	$5,252
Liabilities and equity
Current liabilities:
Accounts payable	$-	$31	$303	$61	$-	$395
Accrued and other current liabilities	35	127	132	20	-	314
Intercompany payable	-	-	3,749	-	(3,749)	-
Long-term debt-current portion	-	54	-	4	-	58
Total current liabilities	35	212	4,184	85	(3,749)	767
Long-term debt, less current portion	-	3,842	-	2	-	3,844
Deferred tax liabilities	386	-	-	-	-	386
Other long-term liabilities	234	76	42	4	-	356
Total long-term liabilities	620	3,918	42	6	-	4,586
Total liabilities	655	4,130	4,226	91	(3,749)	5,353

Redeemable non-controlling interests	13	-	-	-		13
Other equity (deficit)	(114)	809	64	433	(1,306)	(114)
Total equity (deficit)	(114)	809	64	433	(1,306)	(114)
Total liabilities and equity (deficit)	$554	$4,939	$4,290	$524	$(5,055)	$5,252

Condensed Supplemental Consolidated Statements of Cash Flows
	Fiscal 2015
	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash Flow from Operating Activities	$-	$60	$542	$34	$1	$637

Cash Flow from Investing Activities
Additions to property, plant, and equipment	-	(13)	(164)	(3)	-	(180)
Proceeds from sale of assets	-	-	18	-	-	18
Investment in Parent	-	-	-	-	-	-
(Contributions) distributions to/from subsidiaries	(18)	18	-	-	-	-
Intercompany advances (repayments)	-	368	-	-	(368)	-
Acquisition of business, net of cash acquired	-	-	(3)	-	-	(3)
Net cash from investing activities	(18)	373	(149)	(3)	(368)	(165)

Cash Flow from Financing Activities
Proceeds from long-term borrowings	-	693	-	-	-	693
Payment of tax receivable agreement	(39)	-	-	-	-	(39)
Proceed from issuance of common stock	18	-	-	-	-	18
Repayment of note receivable	-	-	-	-	-	-
Repayment of long-term borrowings	-	(947)	-	(4)	-	(951)
Changes in intercompany balances	39	-	(408)	2	367	-
Contribution from Parent	-	-	-	-	-	-
Debt financing costs	-	(86)	-	-	-	(86)
Net cash from financing activities	18	(340)	(408)	(2)	367	(365)
Effect of currency translation on cash	-	-	-	(8)	-	(8)
Net change in cash and cash equivalents	-	93	(15)	21	-	99
Cash and cash equivalents at beginning of period	-	70	15	44	-	129
Cash and cash equivalents at end of period	$-	$163	$-	$65	$-	$228
	Fiscal 2014
	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash Flow from Operating Activities	$-	$27	$473	$30	$-	$530
Cash Flow from Investing Activities
Additions to property, plant, and equipment	-	(6)	(200)	(9)	-	(215)
Proceeds from sale of assets	-	-	19	-	-	19
Investment in Parent	-	-	-	-	-	-
(Contributions) distributions to/from subsidiaries	723	(2)	-	721	(1,442)	-
Intercompany advances (repayments)	-	20	-	-	(20)	-
Investment in Issuer debt securities	-	-	-	-	-	-
Acquisition of business, net of cash acquired	-	-	(136)	(90)	-	(226)
Net cash from investing activities	723	12	(317)	622	(1,462)	(422)

Cash Flow from Financing Activities
Proceeds from long-term borrowings	-	1,627	-	-	-	1,627
Proceeds from initial public offering	-	-	-	-	-	-
Payment of tax receivable agreement	(32)	-	-	-	-	(32)
Proceed from issuance of common stock	17	-	-	-	-	17
Repayment of note receivable	-	-	-	-	-	-
Repayment of long-term borrowings	(740)	(1,668)	-	-	721	(1,687)
Changes in intercompany balances	32	-	(141)	89	20	-
Contribution from Parent	-	-	-	(721)	721	-
Debt financing costs	-	(44)	-	-	-	(44)
Net cash from financing activities	(723)	(85)	(141)	(632)	1,462	(119)
Effect of currency translation on cash	-	-	-	(2)	-	(2)
Net change in cash and cash equivalents	-	(46)	15	18	-	(13)
Cash and cash equivalents at beginning of period	-	116	-	26	-	142
Cash and cash equivalents at end of period	$-	$70	$15	$44	$-	$129

	Fiscal 2013
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Cash Flow from Operating Activities	$-	$11	$417	$36	$-	$464

Cash Flow from Investing Activities
Additions to property, plant, and equipment	-	(7)	(218)	(14)	-	(239)
Proceeds from disposal of assets	-	1	17	-	-	18
Investment in Parent	-	-	-	(21)	21	--
(Contributions) distributions to/from subsidiaries	(462)	441	-	-	21	-
Intercompany advances (repayments)	-	210	-	-	(210)	-
Investment in Issuer debt securities	-	-	-	-	-	-
Acquisition of business net of cash acquired	-	-	(24)	-	-	(24)
Net cash from investing activities	(462)	645	(225)	(35)	(168)	(245)

Cash Flow from Financing Activities
Proceeds from long-term debt	-	1,391	-	-	-	1,391
IPO proceeds	438	-	-	-	-	438
Payment of TRA	(5)	(5)	-	-	5	(5)
Proceed from issuance of common stock	27	-	-	-	-	27
Repayment of note receivable	2	2	-	-	(2)	2
Repayment of long-term debt	-	(1,955)	-	(2)	(21)	(1,978)
Changes in intercompany balances	-	-	(192)	(15)	207	-

Contribution from Parent	-	-	-	21	(21)	-
Deferred financing costs	-	(39)	-	-	-	(39)
Net cash from financing activities	462	(606)	(192)	4	168	(164)
Net change in cash and cash equivalents	-	50	-	5	-	55
Cash and cash equivalents at beginning of period	-	66	-	21	-	87
Cash and cash equivalents at end of period	$-	$116	$-	$26	$-	$142

16.  Quarterly Financial Data (Unaudited)

The following table contains selected unaudited quarterly financial data for fiscal years ended.
	2015				2014
	First	Second	Third	Fourth	First	Second	Third	Fourth
Net sales	$1,220	$1,224	$1,241	$1,196	$1,140	$1,210	$1,298	$1,310
Cost of sales	1,037	997	1,003	975	964	1,023	1,089	1,114
Gross profit	183	227	238	221	176	187	209	196

Net income (loss) attributable to the Company	$13	$38	$(13)	$48	$6	$12	$15	$29

Net income (loss) attributable to the Company per share:
Basic	0.11	0.32	(0.11)	0.40	0.05	0.10	0.13	0.25
Diluted	0.11	0.31	(0.11)	0.39	0.05	0.10	0.12	0.24

17.  Subsequent Events

AVINTIV Inc.

In October 2015, the Company acquired 100% of the capital stock of AVINTIV Inc. (“Avintiv”) for a purchase price of $2.3 billion which is preliminary, unaudited and subject to adjustment.  Avintiv is one of the world’s leading developers, producers, and marketers of nonwoven specialty materials used in hygiene, infection prevention, personal care, and high-performance solutions.  With 23 locations in 14 countries, an employee base of over 4,500 people, and the broadest range of process technologies in the industry, Avintiv’s strategically located manufacturing facilities position it as a global supplier to many of the same leading consumer and industrial product manufacturers that the Company supplies and utilize similar key raw materials as the Company’s existing business.  The acquired business will primarily be operated in Berry’s newly announced Health, Hygiene and Specialties reporting segment.  To finance the purchase, the Company issued $400 million aggregate principal amount of 6.0% second priority senior secured notes due 2022 and entered into an incremental assumption agreement to increase the commitments under the Company’s existing term loan credit agreement by $2.1 billion due 2022.

The acquisition has been accounted for under the purchase method of accounting, and accordingly, the purchase price will be allocated to the identifiable assets and liabilities based on preliminary fair values at the acquisition date.  The Company is in the process of determining the allocation of the purchase price to the fair value on fixed assets, intangibles, deferred income taxes and reviewing all of the working capital acquired.  The preliminary unaudited allocation of purchase price and estimated fair values of acquired assets and assumed liabilities consisted of working capital of $181 million, property and equipment of $969 million, intangible assets of $586 million, goodwill of $802 million, other assets of $46 million, a net deferred tax liability of $114 milllion and other long-term liabilities of $207 million.

Unaudited pro forma net sales were $6,739 million and $6,666 million and unaudited pro forma net losses were $40 million and $47 million for fiscal 2015 and fiscal 2014, respectively.  The unaudited pro forma net sales and net loss assume that the Avintiv acquisition had occurred as of the beginning of the respective periods.  The results of the Providência and Dounor acquisitions have been included in Avintiv’s operations since June 11, 2014 and April 17, 2015, respectively. However, no pro forma adjustments have been made with respect to their operations prior to the date of acquisition by Avintiv as these acquisitions were not considered significant to Berry under Regulation S-X.

The unaudited pro forma information presented above is for informational purposes only and is not necessarily indicative of the operating results that would have occurred had the Avintiv acquisition been consummated at the beginning of the respective period, nor is it necessarily indicative of future operating results.  Further, the information reflects only pro forma adjustments for additional interest expense, depriciation, and amortization, net of the applicable income tax effects.

Business Reorganization

In November 2015 the Company reorganized into three operating segments: Health, Hygiene and Specialties, Consumer Packaging, and Engineered Materials.  The Health, Hygiene and Specialties segment will include the recently acquired Avintiv business and personal care films and international business that historically reported in our Flexible Packaging segment.  The Consumer Packaging segment will consist of our historical Rigid Open Top segment, Rigid Closed Top segment, the food and consumer films business that historically reported in our Flexible Packaging segment, and the custom shrink films business that was historically reported in our Engineered Materials segment.  The Engineered Material segment will include the old Engineered Material segment, excluding the custom shrink films business, and the converter films business that was historically reported in our Flexible Packaging segment.  Beginning with our results for the first quarter of fiscal 2016, we will report results based on our new operating segment structure.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 23rd day of November, 2015.
Berry Plastics Group, Inc.

By:	/s/ Jonathan D. Rich
Jonathan D. Rich
Chairman and Chief Executive Office

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Jonathan D. Rich	Chairman of the Board of Directors, Chief Executive Officer and Director (Principal Executive Officer)	November 23, 2015
Jonathan D. Rich
/s/ Mark W. Miles	Chief Financial Officer (Principal Financial Officer)	November 23, 2015
Mark W. Miles
/s/ James M. Till	Executive Vice President and Controller (Principal Accounting Officer)	November 23, 2015
James M. Till
/s/ B. Evan Bayh	Director	November 23, 2015
B. Evan Bayh
/s/ Jonathan F. Foster	Director	November 23, 2015
Jonathan F. Foster
/s/ Stephen E. Sterrett	Director	November 23, 2015
Stephen E. Sterrett
/s/ Idalene F. Kesner	Director	November 23, 2015
Idalene F. Kesner
/s/ Carl J. Rickertsen	Director	November 23, 2015
Carl J. Rickertsen
/s/ Ronald S. Rolfe	Director	November 23, 2015
Ronald S. Rolfe
/s/ Robert V. Seminara	Director	November 23, 2015
Robert V. Seminara
/s/ Robert A. Steele	Director	November 23, 2015
Robert A. Steele

Exhibit No	[Description of Exhibit]

2.1
Agreement and Plan of Merger, dated as of July 30, 2015, by and among AVINTIV Inc., Berry Plastics Group, Inc., Berry Plastics Acquisition Corporation IX and Blackstone Capital Partners (Cayman) V L.P., as the security holder representative (the Exhibits and Disclosure Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K and will be provided to the SEC upon request) (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on August 5, 2015).

3.1	Amended and Restated Certificate of Incorporation of Berry Plastics Group, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on March 10, 2015).
3.2	Amended and Restated Bylaws of Berry Plastics Group, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 29, 2014).
4.1
Indenture, dated as of May 12, 2014, by and among Berry Plastics Corporation, the guarantors party thereto and U.S. Bank National Association, as Trustee, relating to the 5.50% second priority senior secured notes due 2022 (incorporated herein by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on May 13, 2014).

4.2
Indenture, dated as of June 5, 2015, by and among Berry Plastics Corporation, the guarantors party thereto and U.S. Bank National Association, as Trustee, relating to the 5.125% second priority senior secured notes due 2023  (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on June 5, 2015).

4.3
Indenture, dated as of October 1, 2015, by and between Berry Plastics Escrow Corporation, as Issuer, and U.S. Bank National Association, as Trustee, relating to the 6.00% second priority senior secured notes due 2022 (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on October 6, 2015).

4.4
First Supplemental Indenture, dated as of October 1, 2015, by and between Berry Plastics Corporation, Berry Plastics Group, Inc., the subsidiaries of Berry Plastics Corporation party thereto, Berry Plastics Escrow Corporation, and U.S. Bank National Association, as Trustee, relating to the Indenture, by and between Berry Plastics Escrow Corporation, as Issuer, and U.S. Bank, National Association, as Trustee, relating to the 6.00% second priority senior secured notes due 2022, dated October 1, 2015 (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on October 6, 2015).

4.5
Registration Rights Agreement, dated as of October 1, 2015, by and between Berry Plastics Corporation, Berry Plastics Group, Inc., each subsidiary of Berry Plastics Corporation identified therein, and Goldman, Sachs & Co., and Credit Suisse, on behalf of themselves and as representatives of the initial purchasers, relating to the 6.00% second priority senior secured notes due 2022 (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on October 6, 2015).

10. 1
$650,000,000 Second Amended and Restated Revolving Credit Agreement, dated as of May 14, 2015, by and among Berry Plastics Corporation., Berry Plastics Group, Inc., certain domestic subsidiaries party thereto from time to time, Bank of America, N.A., as collateral agent and administrative agent, the lenders party thereto from time to time, and the financial institutions party thereto, which is attached to Amendment No. 4 to Amended and Restated Revolving Credit Agreement dated as of April 3, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 14, 2015).

10. 2
U.S. $1,200,000,000 Second Amended and Restated Credit Agreement, dated as of April 3, 2007, by and among Berry Plastics Corporation formerly known as Berry Plastics Holding Corporation, Berry Plastics Group, Inc., Credit Suisse, Cayman Islands Branch, as collateral and administrative agent, the lenders party thereto from time to time, and the other financial institutions party thereto (incorporated herein by reference to Exhibit 10.1(b) to Berry Plastics Corporation’s (File No. 033-75706-01) Current Report on Form 8-K filed on April 10, 2007).

10. 3 *
Second Amended and Restated Intercreditor Agreement, dated as of February 5, 2008, by and among Berry Plastics Group, Inc., Berry Plastics Corporation, certain subsidiaries identified as parties thereto, Bank of America, N.A. and Credit Suisse, Cayman Islands Branch as first lien agents, and U.S. Bank National Association, as successor in interest to Wells Fargo Bank, N.A., as trustee.

10. 4
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

10. 5
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

10. 6 *
U.S. $2,100,000,000 Incremental Assumption Agreement and Amendment, dated as of October 1, 2015, by and among Berry Plastics Group, Inc., Berry Plastics Corporation and certain of its subsidiaries referenced therein and Credit Suisse AG, Cayman Islands Branch as an incremental term lender, and Credit Suisse AG, Cayman Islands Branch as administrative agents for the lenders under the credit agreement referenced therein.

10. 7
Equipment Lease Agreement, dated as of June 24, 2010, between Gossamer Holdings, LLC, as Lessor, and Chicopee, Inc., as Lessee (incorporated by reference to Exhibit 10.1 to AVINTIV Specialty Materials Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 17, 2010).

10. 8
Amendment and Waiver to Equipment Lease Agreement, dated as of January 19, 2011, between Chicopee, Inc., as Lessee and Gossamer Holdings, LLC, as Lessor (incorporated by reference to Exhibit 10.16 to AVINTIV Specialty Materials Inc.’s Registration Statement Form S-4 (Reg. No. 333-177497) filed on October 25, 2011).

10. 9
Second Amendment to Equipment Lease Agreement, dated as of October 7, 2011, between Chicopee, Inc., as Lessee and Gossamer Holdings, LLC, as Lessor (incorporated by reference to Exhibit 10.17 to AVINTIV Specialty Materials Inc.’s Registration Statement Form S-4 (Reg. No. 333-177497) filed on October 25, 2011).

10. 10
Third Amendment to Equipment Lease Agreement, dated as of February 28, 2012, between Chicopee, Inc., as Lessee and Gossamer Holdings, LLC, as Lessor (incorporated by reference to Exhibit 10.1 to AVINTIV Specialty Materials Inc.’s Quarterly Report on Form 10-Q filed on May 15, 2012).

10. 11
Fourth Amendment to Equipment Lease Agreement, dated as of March 22, 2013, between Chicopee, Inc., as Lessee and Gossamer Holdings, LLC, as Lessor (incorporated by reference to Exhibit 10.1 to AVINTIV Specialty Materials Inc.’s Quarterly Report on Form 10-Q filed May 9, 2013).

10.12†	2006 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.8 to Berry Plastics Corporation’s Registration Statement Form S-4 (Reg. No. 333-138380) filed on November 2, 2006).
10.13†	Amendment No. 2 to the Berry Plastics Group, Inc., 2006 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.9 to the Company’s Form 10-K filed on December 11, 2013).
10.14†	Amendment No. 3 to Berry Plastics Group, Inc. 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 10, 2015).
10.15†
Omnibus amendment to awards granted under the Berry Plastics Group, Inc., 2006 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.10 to the Company’s Form 10-K filed on December 11, 2013).

10.16†
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

10.18†
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

10.20†
Employment Agreement, dated April 3, 2007, between Berry Plastics Corporation and Thomas E. Salmon (incorporated herein by reference to Exhibit 10.20 of Berry Plastics Corporation’s (File No. 033-75706-01) Annual Report on Form 10-K filed with the SEC on December 16, 2008).

10.21†
Employment Agreement, dated October 1, 2010, between the Berry Plastics Corporation and Jonathan Rich (incorporated herein by reference to Exhibit 10.2 of Berry Plastics Corporation’s (File No. 033-75706-01) Current Report on Form 8-K filed on October 6, 2010).

10.22
Form of common stock certificate of Berry Plastics Group, Inc. (incorporated by reference to Exhibit 4.27 of Amendment No. 5 to the Company’s Registration Statement on Form S-1 (File No. 333-180294) filed on September 19, 2012).

10.23†
Income Tax Receivable Agreement, dated as of November 29, 2012, by and among Berry Plastics Group, Inc. and Apollo Management Fund VI, L.P. (incorporated herein by reference to Exhibit 10.25 to the Company’s Form 10-K filed on December 27, 2012).

10.24†	Berry Plastics Group, Inc. Executive Bonus Plan (incorporated herein by reference to Exhibit 10.26 to the Company’s Form 10-K filed on December 27, 2012).
10.25†	Berry Plastics Group, Inc. 2012 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.27 to the Company’s Form 10-K filed on December 27, 2012).
10.26†	Amendment No. 1 to the Berry Plastics Group, Inc. 2012 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.31 to the Company’s Form 10-K filed on December 11, 2013).
10.27†
Omnibus amendment to awards granted under the Berry Plastics Group, Inc., 2012 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.32 to the Company’s Form 10-K filed on December 11, 2013).

10.28†	Amendment No. 2 to the Berry Plastics Group, Inc. 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on March 10, 2015).
10.29†	2015 Berry Plastics Group, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on March 10, 2015).
10.30†
Fourth Amended and Restated Stockholders Agreement, by and among Berry Plastics Group, Inc., and the stockholders of the Corporation listed on schedule A thereto, dated as of January 15, 2015 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on January 30, 2015).

10.31†
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

10.33†
Amendment No. 2 to Employment Agreement, dated December 31, 2008, by and between the Berry Plastics Corporation and Curtis Begle (incorporated herein by reference to Exhibit 10.4 to the Company’s Form 10-Q filed on January 31, 2014).

10.34†
Amendment No. 3 to Employment Agreement, dated August 1, 2010, by and between the Berry Plastics Corporation and Curtis L. Begle (incorporated herein by reference to Exhibit 10.5 to the Company’s Form 10-Q filed on January 31, 2014).

10.35†
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