Form 10-Q
period 2016-02-11
BERRY PLASTICS GROUP INC
filed 2016-02-11
CIK 1378992

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

 [X]     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 2, 2016
or
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
      Large accelerated filer [  X  ]           Accelerated filer [    ]              Non-accelerated filer [    ] Small reporting company [    ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).             Yes[    ]   No[ X ]

Class	Outstanding at February 11, 2016
Common Stock, $.01 par value per share	120.5 million shares

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933  and Section 21E of the Securities Exchange Act of 1934, as amended, with respect to our financial condition, results of operations and business and our expectations or beliefs concerning future events.  The forward-looking statements include, in particular, statements about our plans, strategies and prospects under the heading "Management’s Discussion and Analysis of Financial Condition and Results of Operations".  You can identify forward-looking statements because they contain words such as “believes,” “expects,” “may,” “will,” “should,” “would,” “could,” “seeks,” “approximately,” “intends,” “plans,” “estimates,”  “outlook,” “anticipates” or “looking forward” or similar expressions that relate to our strategy, plans, intentions, our financial condition, or our recent acquisition of AVINTIV Inc. (“Avintiv”) and integration thereof.  All statements we make relating to our estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results or to our expectations regarding future industry trends are forward-looking statements.  In addition, we, through our senior management, from time to time make forward-looking public statements concerning our expected future operations and performance and other developments.  These forward-looking statements are subject to risks and uncertainties that may change at any time, and, therefore, our actual results may differ materially from those that we expected.  We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions.  While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results.  All forward-looking statements are based upon information available to us on the date of this Form 10-Q.

Readers should carefully review the factors discussed in our most recent Form 10-K in the section titled “Risk Factors” and other risk factors identified from time to time in our periodic filings with the Securities and Exchange Commission.

Berry Plastics Group, Inc.
Form 10-Q Index
For Quarterly Period Ended January 2, 2016

Part I.  Financial Information

Item 1.     Financial Statements
Berry Plastics Group, Inc.
Consolidated Statements of Income
(Unaudited)
(in millions of dollars, except per share amounts)

	Quarterly Period Ended
	January 2, 2016	December 27, 2014
Net sales	$1,612	$1,220
Costs and expenses:
Cost of goods sold	1,320	1,037
Selling, general and administrative	154	85
Amortization of intangibles	36	25
Restructuring and impairment charges	16	45
Operating income	86	68
Other expense (income), net	4	(1)
Interest expense, net	75	53
Income before income taxes	7	16
Income tax expense	3	3
Net income	$4	$13
Net income per share:
Basic	$0.03	$0.11
Diluted	0.03	0.11
Outstanding weighted-average shares:
Basic	120.1	118.2
Diluted	124.9	122.9

 Berry Plastics Group, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(in millions of dollars)

	Quarterly Period Ended
	January 2, 2016	December 27, 2014
Net income	$4	$13
Currency translation	(29)	(14)
Interest rate hedges	4	(7)
Provision for income taxes related to other comprehensive income items	(1)	2
Comprehensive income (loss)	$(22)	$(6)

See notes to consolidated financial statements.

Berry Plastics Group, Inc.
Consolidated Balance Sheets
 (in millions of dollars)

	January 2, 2016	September 26, 2015
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$282	$228
Accounts receivable (less allowance of $9 and $3, respectively)	625	434
Inventories:
Finished goods	391	309
Raw materials and supplies	290	213
	681	522
Deferred income taxes	—	162
Prepaid expenses and other current assets	104	37
Total current assets	1,692	1,383
Property, plant, and equipment, net	2,297	1,294
Goodwill, intangible assets and deferred costs, net	3,701	2,349
Other assets	20	2
Total assets	$7,710	$5,028
Liabilities
Current liabilities:
Accounts payable	$510	$330
Accrued expenses and other current liabilities	454	338
Current portion of long-term debt	82	37
Total current liabilities	1,046	705
Long-term debt, less current portion	6,066	3,648
Deferred income taxes	333	387
Other long-term liabilities	332	341
Total liabilities	7,777	5,081
Redeemable non-controlling interest	12	12

Stockholders’ equity (deficit)

Common stock (120.4 and 119.9 shares issued, respectively)	1	1
Additional paid-in capital	414	406
Non-controlling interest	3	3
Accumulated deficit	(352)	(356)
Accumulated other comprehensive loss	(145)	(119)
Total stockholders’ equity (deficit)	(79)	(65)
Total liabilities and stockholders’ equity (deficit)	$7,710	$5,028

See notes to consolidated financial statements.

Berry Plastics Group, Inc.
Consolidated Statement of Changes in Stockholders’ Equity (Deficit)
For the Quarterly Period Ended January 2, 2016 and December 27, 2014
(Unaudited)
(in millions of dollars)
	Common Stock	Additional Paid-in Capital	Non-controlling Interest	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at September 27, 2014	$1	$367	$3	$(43)	$(442)	$(114)
Proceeds from issuance of common stock	—	7	—	—	—	7
Stock compensation expense	—	7	—	—	—	7
Net income	—	—	—	—	13	13
Interest rate hedge, net of tax	—	—	—	(5)	—	(5)
Currency translation	—	—	—	(14)	—	(14)
Balance at December 27, 2014	$1	$381	$3	$(62)	$(429)	$(106)
Balance at September 26, 2015	$1	$406	$3	$(119)	$(356)	$(65)
Proceeds from issuance of common stock	—	7	—	—	—	7
Stock compensation expense	—	4	—	—	—	4
Purchase of non-controlling interest	—	(3)	—	—	—	(3)
Net income	—	—	—	—	4	4
Interest rate hedge, net of tax	—	—	—	3	—	3
Currency translation	—	—	—	(29)	—	(29)
Balance at January 2, 2016	$1	$414	$3	$(145)	$(352)	$(79)

See notes to consolidated financial statements.

Berry Plastics Group, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(in millions of dollars)

	Quarterly Period Ended
	January 2, 2016	December 27, 2014
Cash Flows from Operating Activities:
Net income	$4	$13
Adjustments to reconcile net cash provided by operating activities:
Depreciation	103	66
Amortization of intangibles	36	25
Non-cash interest expense	3	2
Deferred income tax	(8)	3
Stock compensation expense	4	7
Impairment of long-lived assets	—	2
Other non-cash items	7	(2)
Changes in working capital	37	(14)
Changes in other assets and liabilities	5	(2)
Net cash from operating activities	191	100
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(93)	(35)
Proceeds from sale of assets	4	10
Acquisition of businesses, net of cash acquired	(2,286)	—
Net cash from investing activities	(2,375)	(25)
Cash Flows from Financing Activities:
Proceeds from long-term borrowings	2,492	—
Repayments on long-term borrowings	(100)	(116)
Proceeds from issuance of common stock	7	7
Payment of tax receivable agreement	(57)	(39)
Debt financing costs	(36)	—
Purchase of non-controlling interest	(66)	—
Net cash from financing activities	2,240	(148)
Effect of exchange rate changes on cash	(2)	(3)
Net change in cash	54	(76)
Cash and cash equivalents at beginning of period	228	129
Cash and cash equivalents at end of period	$282	$53

See notes to consolidated financial statements.

Berry Plastics Group, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
(tables in millions of dollars, except per share data)
1.  Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of Berry Plastics Group, Inc. (“the Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In preparing financial statements in conformity with GAAP, we must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures at the date of the financial statements and during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included, and all subsequent events up to the time of the filing have been evaluated. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s most recent Form 10-K filed with the Securities and Exchange Commission.

2.  Accounting Pronouncements

Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates to the FASB’s Accounting Standards Codification.  During the first fiscal quarter of 2016, with the exception of the below, there have been no developments to the recently adopted accounting pronouncements from those disclosed in the Company’s 2015 Annual Report on Form 10-K that are considered to have a material impact on our unaudited consolidated financial statements.

Inventory

In July 2015, the FASB issued ASU 2015-11, simplifying the Measurement of Inventory to simplify the guidance on the subsequent measurement of inventory, excluding inventory measured using last-in, first out or the retail inventory method. Under the new standard, inventory should be at the lower of cost and net realizable value. The new accounting guidance is effective for interim and annual periods beginning after December 15, 2016 with early adoption permitted. The Company has elected to early adopt this guidance, and its effect did not have a material impact on our financial statements.

Business Combinations

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805)- Simplifying the accounting for Measurement-Period Adjustments, which requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. Entities should present separately on the face of the income statement or disclose in the footnotes the portion of the measurement period adjustment recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment had been recognized as of the acquisition date. The new guidance is effective for interim and annual periods beginning after December 15, 2015 with early adoption permitted. The Company has elected to early adopt this guidance, and will consider the impact of such guidance on our recording of the AVINTIV, Inc. business combination.

Income Taxes

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes”, which simplifies the presentation of deferred income taxes.  This update requires that deferred tax assets and liabilities be classified as non-current in a statement of financial position. The update is effective for financial periods beginning after December 15, 2017; however, early application is permitted. The Company adopted this standard in the first quarter of fiscal year 2016, on a prospective basis, resulting in a $175 million reclassification of our net current deferred tax asset to the net non-current deferred tax liabilities on our Consolidated Balance Sheet.

3.  Acquisition

AVINTIV Inc.

In October 2015, the Company acquired 100% of the capital stock of AVINTIV Inc. (“Avintiv”) for a purchase price of $2.26 billion, net of $195 million of cash acquired, which is preliminary and subject to adjustment.  Avintiv is one of the world’s leading developers, producers, and marketers of nonwoven specialty materials used in hygiene, infection prevention, personal care, and high-performance solutions.  The acquired business is operated in the Health, Hygiene & Specialties reporting segment.  To finance the purchase, the Company issued $400 million aggregate principal amount of 6.0% second priority senior secured notes due 2022 and entered into an incremental assumption agreement to increase the commitments under the Company’s existing term loan credit agreement by $2.1 billion due 2022.

The acquisition has been accounted for under the purchase method of accounting, and accordingly, the purchase price has been allocated to the identifiable assets and liabilities based on preliminary fair values at the acquisition date.  The results of Avintiv have been included in the consolidated results of the Company since the date of the acquisition. Avintiv had net sales of $437 million for the first fiscal quarter of 2016.  The Company has not finalized the allocation of the purchase price to the fair value of fixed assets, intangibles, deferred income taxes, or debt and is continuing to review all of the working capital acquired and uncertain tax positions. The Company does not expect Goodwill resulting from the acquisition to be deductible for tax purposes.  The following table summarizes the preliminary allocation of purchase price and the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition:

Working capital (a)	$190
Property and equipment	986
Intangible assets	586
Goodwill	803
Historical Avintiv debt assumed	(53)
Non-controlling interest	(63)
Deferred purchase price	(31)
Other assets and long-term liabilities	(158)
(a) Includes a $7 million step up of inventory to fair value

The deferred purchase price relates to certain unaccrued tax claims of  Companhia Providência Indústria e Comércio (“Providência”) at the time Providência was acquired by Avintiv.  If the claims are resolved in the Company's favor, the deferred purchase price will be paid to the legacy Providência shareholders.  However, if the Company or Providência incur actual tax liability in respect to these claims, the amount of deferred purchase price will be reduced by the amount of such actual tax liability.  The Company will be responsible for any actual tax liability in excess of the deferred purchase price and the cash consideration deposited into escrow.

Unaudited pro forma net sales were $1.7 billion and unaudited pro forma net losses were $7 million for the three-month period ending December 27, 2014.  The unaudited pro forma net sales and net loss assume that the Avintiv acquisition had occurred as of the beginning of the period.

The unaudited pro forma information presented above is for informational purposes only and is not necessarily indicative of the operating results that would have occurred had the Avintiv acquisition been consummated at the beginning of the period, nor is it necessarily indicative of future operating results.  Further, the information reflects only pro forma adjustments for additional interest expense, depreciation, and amortization, net of the applicable income tax effects.

4.  Accounts Receivable Factoring Agreements

A number of the Company's foreign subsidiaries in Brazil, Colombia, France, Italy, Mexico, Netherlands, Spain, and China have entered into factoring agreements to sell certain receivables to unrelated third-party financial institutions. The Company accounts for these transactions in accordance with ASC 860, "Transfers and Servicing" ("ASC 860").  ASC 860 allows for the ownership transfer of accounts receivable to qualify for sale treatment when the appropriate criteria is met, which permits the Company to present the balances sold under the program to be excluded from Accounts receivable, net on the Consolidated Balance Sheets.  Receivables are considered sold when (i) they are transferred beyond the reach of the Company and its creditors, (ii) the purchaser has the right to pledge or exchange the receivables, and (iii) the Company has surrendered control over the transferred receivables.  In addition, the Company provides no other forms of continued financial support to the purchaser of the receivables once the receivables are sold. The table below summarizes the total amount of accounts receivable on the Consolidated Balance Sheets, sold under these factoring arrangements as of the end of the first fiscal quarter:

	January 2, 2016	September 26, 2015
Trade receivables sold to financial institutions	$45	$-
Net amounts advanced from financial institutions	(40)	-
Amounts due from financial institutions	$5	$-

In addition to the programs described above, the Company has a U.S. based program where certain U.S. based receivables are sold to unrelated third-party financial institutions. There were no amounts outstanding from the financial institutions related to U.S. based programs at January 2, 2016.

The fees associated with transfer of receivables for all programs were not material for the periods ended January 2, 2016 or December 27, 2014.

5.  Restructuring and Impairment Charges

The Company incurred restructuring costs related to severance, asset impairment, and facility exit costs of $16 million and $5 million for the quarterly period ended January 2, 2016 and December 27, 2014, respectively.  The costs incurred in the quarter relate primarily to severance charges associated with the integration of the Avintiv acquisition and the closure of a manufacturing facility.  The tables below set forth the significant components of the restructuring charges recognized, by segment:
	Quarterly Period Ended
	January 2, 2016	December 27, 2014
Consumer Packaging	$3	$2
Health, Hygiene, & Specialties	12	3
Engineered Materials	1	-
Consolidated	$16	$5

The table below sets forth the activity with respect to the restructuring accrual at January 2, 2016:
	Severance and termination benefits	Facilities exit costs and other	Total
Balance at September 26, 2015	$2	$8	$10
Charges	14	2	16
Cash payments	(1)	(2)	(3)
Balance at January 2, 2016	$15	$8	$23

6.  Accrued Expenses, Other Current Liabilities and Other Long-Term Liabilities

The following table sets forth the totals included in Accrued expenses and other current liabilities on the Consolidated Balance Sheets:
	January 2, 2016	September 26, 2015
Employee compensation, payroll and other	$106	$95
Interest	40	38
Rebates	62	53
Restructuring	23	10
Accrued taxes	46	20
Tax receivable agreement obligation	77	57
Accrued operating expenses	100	65
	$454	$338

The following table sets forth the totals included in Other long-term liabilities on the Consolidated Balance Sheets:
	January 2, 2016	September 26, 2015
Lease retirement obligation	$33	$32
Sale-lease back deferred gain	27	28
Pension liability	76	57
Deferred purchase price	32	—
Tax receivable agreement obligation	98	175
Interest rate swaps	32	36
Other	34	13
	$332	$341

The Company made $57 million of payments related to the income tax receivable agreement ("TRA") in the first fiscal quarter of 2016, of which Apollo received $46 million.  The TRA provides for an annual payment to TRA holders at 85% of the amount of cash savings, if any, in U.S. federal, foreign, state and local income tax that are actually realized as a result of the utilization of our net operating losses attributable to periods prior to the initial public offering.

7.  Long-Term Debt

Long-term debt consists of the following:

	Maturity Date	January 2, 2016	September 26, 2015
Term loan	February 2020	$1,362	$1,369
Term loan	January 2021	1,019	1,019
Term loan	October 2022	2,045	—
Revolving line of credit	May 2020	—	—
5 1/8% Second Priority Senior Secured Notes	July 2023	700	700
5 1/2% Second Priority Senior Secured Notes	May 2022	500	500
6% Second Priority Senior Secured Notes	October 2022	400	—
Debt discounts and deferred fees		(72)	(29)
Capital leases and other	Various	194	126
Total long-term debt		6,148	3,685
Current portion of long-term debt		(82)	(37)
Long-term debt, less current portion		$6,066	$3,648

Term Loan

In October 2015, the Company entered into an incremental assumption agreement to increase the commitments under the  existing term loan credit agreement by $2.1 billion.  The incremental term loan bears interest at LIBOR plus 3.00% per annum with a LIBOR floor of 1.00%, matures in October 2022 and is subject to customary amortization. The proceeds from the incremental term loan, in addition to the 6% Second Priority Senior Secured Notes, were used to finance the Avintiv acquisition.  The Company recognized $11 million of debt discount and $30 million of deferred financing fees related to this assumption agreement that will be amortized to Interest expense through maturity.  Debt discounts and deferred financing fees are presented net of Long-term debt, less current portion on the Consolidated Balance Sheet.

6% Second Priority Senior Secured Notes

In October 2015, the Company issued $400 million of 6% second priority senior secured notes due October 2022.  Interest on these notes is due semi-annually in April and October.  The proceeds from these notes, in addition to the incremental term loan, were used to finance the Avintiv acquisition. The Company recognized $5 million of deferred financing fees related to this debt issuance that will be amortized to Interest expense through maturity.

8. Financial Instruments and Fair Value Measurements

In the normal course of business, the Company is exposed to certain risks arising from business operations and economic factors.  The Company may use derivative financial instruments to help manage market risk and reduce the exposure to fluctuations in interest rates and foreign currencies.  These financial instruments are not used for trading or other speculative purposes.  For those derivative instruments that are designated and qualify as hedging instruments, the Company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge, or a hedge of a net investment in a foreign operation.  To the extent hedging relationships are found to be effective, as determined by FASB guidance, changes in the fair value of the derivatives are offset by changes in the fair value of the related hedged item and recorded to Accumulated other comprehensive loss.  Management believes hedge effectiveness is evaluated properly in preparation of the financial statements.

Foreign Currency Forward Contracts Not Designated as Hedges

The primary purposes of our foreign currency hedging activities is to manage the potential changes in value associated with the changes in foreign currencies related to foreign currency-denominated interest-bearing intercompany loans.  The changes in fair value of these derivative contracts are recognized in other income, net, on our consolidated statements of operations and are largely offset by the remeasurement of the underlying intercompany loan.  These contracts are entered into and settled within the given reporting period.

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

Derivatives instruments	Balance Sheet Location	January 2, 2016	September 26, 2015
Interest rate swap	Other long-term liabilities	$32	$36

The Fair Value Measurements and Disclosures section of the ASC defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, and establishes a framework for measuring fair value.  This section also establishes a three-level hierarchy (Level 1, 2, 3) for fair value measurements based upon the observability of inputs to the valuation of an asset or liability as of the measurement date.  This section also requires the consideration of the counterparty’s or the Company’s nonperformance risk when assessing fair value.

The Company’s interest rate swap fair values were determined using Level 2 inputs as other observable inputs were not available.

Non-recurring Fair Value Measurements

The Company has certain assets that are measured at fair value on a non-recurring basis when impairment indicators are present.  The assets are adjusted to fair value only when the carrying values exceed the fair values.  The categorization of the framework used to price the assets is considered Level 3, due to the subjective nature of the unobservable inputs used to determine the fair value.  These assets include primarily our definite lived and indefinite lived intangible assets, including Goodwill and our property plant and equipment.  The Company reviews Goodwill and other indefinite lived assets for impairment as of the first day of the fourth fiscal quarter each year, and more frequently if impairment indicators exist. The Company determined Goodwill and other indefinite lived assets were not impaired in our annual fiscal 2015 assessment and as a result of the segment reorganization that occurred during the quarter, the Company conducted the qualitative assessment and determined it was more likely than not that the fair value of each reporting units exceeded the carrying amount as of the measurement date. No further impairment indicators were identified in the quarter.

Included in the following table are the major categories of assets measured at fair value on a non-recurring basis as of January 2, 2016 and September 26, 2015, along with the impairment loss recognized on the fair value measurement during the period:
	As of January 2, 2016
	Level 1	Level 2	Level 3	Total	Impairment
Indefinite-lived trademarks	$—	$—	$207	$207	$—
Goodwill	—	—	2,459	2,459	—
Definite lived intangible assets	—	—	1,031	1,031	—
Property, plant, and equipment	—	—	2,297	2,297	—
Total	$—	$—	$5,994	$5,994	$—

	As of September 26, 2015
	Level 1	Level 2	Level 3	Total	Impairment
Indefinite-lived trademarks	$—	$—	$207	$207	$—
Goodwill	—	—	1,652	1,652	—
Definite lived intangible assets	—	—	486	486	—
Property, plant, and equipment	—	—	1,294	1,294	2
Total	$—	$—	$3,639	$3,639	$2

The Company’s financial instruments consist primarily of cash and cash equivalents, long-term debt, and capital lease obligations.  The fair value of our marketable long-term indebtedness exceeded book value by $60 million as of January 2, 2016.  The Company’s long-term debt fair values were determined using Level 2 inputs as other significant observable inputs were not available.

9. Income Taxes

The Company’s effective tax rate was 51% and 21% for the quarterly period ended January 2, 2016 and December 27, 2014, respectively.  Income tax expense in the quarterly period ended January 2, 2016 was higher than our statutory rate was primarily due to valuation allowances recorded in foreign and state jurisdictions and non-deductible transaction costs.

10.  Operating Segments

In November 2015 the Company reorganized into three operating segments: Health, Hygiene & Specialties, Consumer Packaging, and Engineered Materials.  The new structure is designed to better align us with our customers, provide improved service, drive future growth and to facilitate future cost saving synergies.  Selected information by reportable segment is presented in the following tables, with prior period amounts recast to conform to the new structure:

	Quarterly Period Ended
	January 2, 2016	December 27, 2014
Net sales:
Consumer Packaging	$683	$712
Health, Hygiene, & Specialties	564	129
Engineered Materials	365	379
Total net sales	$1,612	$1,220
Operating income:
Consumer Packaging	$43	$30
Health, Hygiene, & Specialties	5	7
Engineered Materials	38	31
Total operating income	$86	$68
Depreciation and amortization:
Consumer Packaging	$67	$63
Health, Hygiene, & Specialties	54	7
Engineered Materials	18	21
Total depreciation and amortization	$139	$91

	January 2, 2016	September 26, 2015
Total assets:
Consumer Packaging	$3,617	$3,832
Health, Hygiene, & Specialties	3,370	385
Engineered Materials	723	811
Total assets	$7,710	$5,028
Goodwill:
Consumer Packaging	$1,519	$1,520
Health, Hygiene, & Specialties	857	48
Engineered Materials	83	84
Total goodwill	$2,459	$1,652

Selected information by geography is presented in the following tables:

	Quarterly Period Ended
	January 2, 2016	December 27, 2014
Net sales:
North America	$1,307	$1,168
South America	79	2
Europe	157	32
Asia	69	18
Total net sales	$1,612	$1,220

	January 2, 2016	September 26, 2015
Long-lived assets:
North America	$4,268	$3,510
South America	781	79
Europe	270	51
Asia	699	5
Total Long-lived assets	$6,018	$3,645

Goodwill

In connection with the change in reporting segments, the Company allocated the goodwill to the new segments under the provisions of ASC 350.  The changes in the carrying amount of goodwill by reportable segment due to the current year realignment are as follows:

	Rigid Open Top	Rigid Closed Top	Engineered Materials	Flexible Packaging	Consumer Packaging	Health, Hygiene & Specialties	Total
Balance as of September 26, 2015	$681	$823	$69	$79	$-	$-	$1,652
Segment reorganization	(681)	(823)	15	(79)	1,520	48	-
Acquisitions, net	-	-	-	-	-	821	821
Foreign currency translation adjustment	-	-	(1)	-	(1)	(12)	(14)
Balance as of January 2, 2016	$-	$-	$83	$-	$1,519	$857	$2,459

11.  Contingencies and Commitments

In July 2012, Berry Plastics Corporation (“BPC”) was sued by a customer for breach of contract, breach of express warranty, and breach of implied warranties. The customer alleged that in December 2007 and January 2008 BPC supplied the customer with defective woven polypropylene fabric used to manufacture containers that it then sold to its customers. In November 2015, a jury rendered a judgment in favor of the customer in the amount of $7.2 million. The Company believes the judgment is fully insured and intends to appeal the judgement and file certain post-trial motions.

The Company is party to various legal proceedings in addition to the above involving routine claims which are incidental to its business.  Although the Company’s legal and financial liability with respect to such proceedings cannot be estimated with certainty, management believes that any ultimate liability would not be material to its financial statements.  The Company has various purchase commitments for raw materials, supplies and property and equipment incidental to the ordinary conduct of business.

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

The following tables and discussion provide a reconciliation of the numerator and denominator of the basic and diluted net income per share computations.  The calculation below provides net income on both basic and diluted basis for the quarterly period ended January 2, 2016 and December 27, 2014:

	Quarterly Period Ended
(in millions, except per share amounts)	January 2, 2016	December 27, 2014
Numerator
Consolidated net income	$4	$13
Denominator
Weighted average common shares outstanding - basic	120.1	118.2
Dilutive shares	4.8	4.7
Weighted average common and common equivalent shares outstanding - diluted	124.9	122.9

Per common share income
Basic	$0.03	$0.11
Diluted	$0.03	$0.11

13.  Accumulated Other Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of Consolidated net income (loss) and Other comprehensive income (loss).  Other comprehensive losses include net unrealized gains or losses resulting from currency translations of foreign subsidiaries, changes in the value of our derivative instruments and adjustments to the pension liability.

The balances related to each component of other comprehensive income (loss) during the three months ended January 2, 2016 were as follows:

	Currency Translation	Defined Benefit Pension and Retiree Health Benefit Plans	Interest Rate Hedges	Accumulated Other Comprehensive Loss
Balance at September 26, 2015	$(81)	$(25)	$(13)	$(119)
Other comprehensive loss	(29)	—	4	(25)
Tax expense	—	—	(1)	(1)
Balance at January 2, 2016	$(110)	$(25)	$(10)	$(145)

14. Purchase of Non-controlling Interest

At the time of our acquisition of Avintiv, it indirectly owned a 71.25% controlling interest in Providência their Brazilian subsidiary that they acquired in 2014.  In the January 2, 2016 quarter, the Company, through a wholly-owned subsidiary, acquired the remaining 28.75% non-controlling ownership interest of Providência for $66 million of cash.  As a result of this transaction, Providência became a wholly-owned subsidiary of the Company and the Company recorded $3 million to Additional paid-in capital.

15.  Guarantor and Non-Guarantor Financial Information

Berry Plastics Corporation (“Issuer”) has notes outstanding which are fully, jointly, severally, and unconditionally guaranteed by substantially all of Berry’s domestic subsidiaries.  Separate narrative information or financial statements of the guarantor subsidiaries have not been included because they are 100% owned by the parent company and the guarantor subsidiaries unconditionally guarantee such debt on a joint and several basis.  A guarantee of a guarantor of the securities will terminate upon the following customary circumstances:  the sale of the capital stock of such guarantor if such sale complies with the indenture, the designation of such guarantor as an unrestricted subsidiary, the defeasance or discharge of the indenture, as a result of the holders of certain other indebtedness foreclosing on a pledge of the shares of a guarantor subsidiary or if such guarantor no longer guarantees certain other indebtedness of the issuer.  The guarantees are also limited as necessary to prevent them from constituting a fraudulent conveyance under applicable law and guarantees guaranteeing subordinated debt are subordinated to certain other of the Company’s debts.  Presented below is condensed consolidating financial information for the parent, issuer, guarantor subsidiaries and non-guarantor subsidiaries.  Our issuer and guarantor financial information includes all of our domestic operating subsidiaries, excluding those domestic facilities acquired in the Avintiv acquisition owned by foreign subsidiaries, and our non-guarantor subsidiaries include our foreign subsidiaries, the Avintiv domestic facilities mentioned above, and BP Parallel, LLC. Berry Plastics Group, Inc. uses the equity method to account for its ownership in Berry Plastics Corporation in the Condensed Consolidating Supplemental Financial Statements.  Berry Plastics Corporation uses the equity method to account for its ownership in the guarantor and non-guarantor subsidiaries.  All consolidating entries are included in the eliminations column along with the elimination of intercompany balances.

Condensed Supplemental Consolidated Balance Sheet

	January 2, 2016
	Parent	Issuer	Guarantor Subsidiaries	Non— Guarantor Subsidiaries	Eliminations	Total
Current assets	1	162	855	674	—	1,692
Intercompany receivable	376	3,122	—	63	(3,561)	—
Property, plant, and equipment, net	—	77	1,342	878	—	2,297
Other assets	64	3,865	4,307	1,287	(5,802)	3,721
Total assets	$441	$7,226	$6,504	$2,902	$(9,363)	$7,710

Current liabilities	77	184	440	345	—	1,046
Intercompany payable	—	—	3,455	106	(3,561)	—
Other long-term liabilities	431	6,158	81	61	—	6,731
Non-controlling interest	12	—	—	12	(12)	12
Stockholders’ equity (deficit)	(79)	884	2,528	2,378	(5,790)	(79)
Total liabilities and stockholders’ equity (deficit)	$441	$7,226	$6,504	$2,902	$(9,363)	$7,710

	September 26, 2015
	Parent	Issuer	Guarantor Subsidiaries	Non— Guarantor Subsidiaries	Eliminations	Total
Current assets	162	257	767	197	—	1,383
Intercompany receivable	329	2,963	—	83	(3,375)	—
Property, plant and equipment, net	—	79	1,111	104	—	1,294
Other assets	75	1,553	2,152	102	(1,531)	2,351
Total assets	$566	$4,852	$4,030	$486	$(4,906)	$5,028

Current liabilities	57	205	366	77	—	705
Intercompany payable	—	—	3,375	—	(3,375)	—
Other long-term liabilities	562	3,769	39	6	—	4,376
Non-controlling interest	12	—	—	—	—	12
Stockholders’ equity (deficit)	(65)	878	250	403	(1,531)	(65)
Total liabilities and stockholders’ equity (deficit)	$566	$4,852	$4,030	$486	$(4,906)	$5,028

	Quarterly Period Ended January 2, 2016
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$150	$992	$470	$—	$1,612
Cost of goods sold	—	123	815	382	—	1,320
Selling, general and administrative	—	56	75	23	—	154
Amortization of intangibles	—	2	26	8	—	36
Restructuring and impairment charges	—	—	15	1	—	16
Operating income (loss)	—	(31)	61	56	—	86
Other expense (income), net	—	(1)	(4)	9	—	4
Interest expense, net	—	9	46	20	—	75
Equity in net income of subsidiaries	(7)	(33)	—	—	40	—
Income (loss) before income taxes	7	(6)	19	27	(40)	7
Income tax expense (benefit)	3	(8)	—	12	(4)	3
Net income (loss)	$4	$2	$19	$15	$(36)	$4
Comprehensive income (loss)	$4	$5	$19	$(14)	$(36)	$(22)

Consolidating Statement of Cash Flows
Cash Flow from Operating Activities	$—	$(30)	$153	$68	$—	$191
Cash Flow from Investing Activities
Additions to property, plant, and equipment	—	(3)	(80)	(10)	—	(93)
Proceeds from sale of assets	—	—	4	—	—	4
(Contributions) distributions to/from subsidiaries	(7)	(2,253)	—	—	2,260	—
Intercompany advances (repayments)	—	(162)	—	—	162	—
Acquisition of business, net of cash acquired	—	—	(291)	(1,995)	—	(2,286)
Net cash from investing activities	(7)	(2,418)	(367)	(2,005)	2,392	(2,375)

Cash Flow from Financing Activities
Proceeds from long-term borrowings	—	2,489	—	3	—	2,492
Purchase of non-controlling interest	—	—	(66)	—	—	(66)
Proceeds from issuance of common stock	7	—	—	—	—	7
Payment of tax receivable agreement	(57)	—	—	—	—	(57)
Repayments on long-term borrowings	—	(70)	—	(30)	—	(100)
Contribution from parent	—	—	291	1,969	(2,260)	—
Debt financing costs	—	(36)	—	—	—	(36)
Changes in intercompany balances	57	—	7	98	(162)	—
Net cash provided from financing activities	7	2,383	232	2,040	(2,392)	2,240
Effect of exchange rate on cash	—	—	—	(2)	—	(2)
Net change in cash	—	(65)	18	101	—	54
Cash and cash equivalents at beginning of period	—	163	—	65	—	228
Cash and cash equivalents at end of period	$—	$98	$18	$166	$—	$282

	Quarterly Period Ended December 27, 2014
	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$159	$948	$113	$—	$1,220
Cost of goods sold	—	147	809	81	—	1,037
Selling, general and administrative	—	16	59	10	—	85
Amortization of intangibles	—	2	21	2	—	25
Restructuring and impairment charges	—	—	5	—	—	5
Operating income (loss)	—	(6)	54	20	—	68
Other income, net	—	(1)	—	—	—	(1)
Interest expense, net	—	7	41	5	—	53
Equity in net income of subsidiaries	(16)	(28)	—	—	44	—
Income (loss) before income taxes	16	16	13	15	(44)	16
Income tax expense (benefit)	3	2	—	1	(3)	3
Net income (loss)	$13	$14	$13	$14	$(41)	$13
Comprehensive income (loss)	$13	$13	$9	$—	$(41)	$(6)

Consolidating Statement of Cash Flows
Cash Flow from Operating Activities	$—	$(16)	$102	$14	$—	$100
Cash Flow from Investing Activities
Additions to property, plant, and equipment	—	(3)	(30)	(2)	—	(35)
Proceeds from sale of assets	—	—	10	—	—	10
(Contributions) distributions to/from subsidiaries	(7)	7	—	—	—	—
Intercompany advances (repayments)	—	55	—	—	(55)	—
Acquisition of business, net of cash acquired	—	—	—	—	—	—
Net cash from investing activities	(7)	59	(20)	(2)	(55)	(25)

Cash Flow from Financing Activities
Proceeds from long-term borrowings	—	—	—	—	—	—
Proceeds from issuance of common stock	7	—	—	—	—	7
Payment of tax receivable agreement	(39)	—	—	—	—	(39)
Repayments on long-term borrowings	—	(115)	—	(1)	—	(116)
Changes in intercompany balances	39	—	(91)	(3)	55	—
Net cash provided from financing activities	7	(115)	(91)	(4)	55	(148)
Effect of exchange rate on cash	—	—	—	(3)	—	(3)
Net change in cash	—	(72)	(9)	5	—	(76)
Cash and cash equivalents at beginning of period	—	70	15	44	—	129
Cash and cash equivalents at end of period	$—	$(2)	$6	$49	$—	$53

16. Subsequent Events

In February 2016, the Company made a $100 million voluntary principal payment on the term loan using existing liquidity.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in our most recent Form 10-K in the section titled “Risk Factors” and other risk factors identified from time to time in our periodic filings with the SEC.  As a result, our actual results may differ materially from those contained in any forward-looking statements.  The Company’s fiscal year is based on fifty-two or fifty three week periods.  Fiscal 2016 will be a fifty three week period. You should read the explanation of the qualifications and limitations on these forward-looking statements referenced within this report.

Executive Summary

Business.  In November 2015 the Company reorganized into three operating segments: Health, Hygiene & Specialties, Consumer Packaging, and Engineered Materials.  The new structure is designed to align us with our customers, provide improved service, drive future growth and to facilitate future cost saving synergies.  The  Consumer Packaging segment primarily consists of containers, foodservice items, closures, overcaps, bottles, prescription containers, tubes, and printed films.  The Health, Hygiene, & Specialties segment primarily consists of nonwoven specialty materials used in hygiene, infection prevention, personal care, and high-performance solutions.  The Engineered Materials segment primarily consists of pipeline corrosion protection solutions, tapes and adhesives, polyethylene based film products, can liners, and specialty coated and laminated products.  The Company has recast all prior period amounts to conform to this new reporting structure.

Acquisitions.  We maintain a disciplined acquisition strategy, which is focused on improving our long-term financial performance, enhancing our market positions, and expanding our product lines, or in some cases, providing us with a new or complementary product line. In our acquisitions, we seek to obtain businesses for attractive post-synergy multiples, create value for our stockholders from synergy realization, leverage the acquired products across our customer base, create new platforms for future growth, and assume best practices from the businesses we acquire. The Company has included the expected benefits of acquisition integrations and restructuring plans within our unrealized synergies, which are in turn recognized in earnings after an acquisition has been fully integrated or the restructuring plan is completed. While the expected benefits on earnings is estimated at the commencement of each transaction, once the execution of the plan and integration occur, we are generally unable to accurately estimate or track what the ultimate effects have been due to system integrations and movements of activities to multiple facilities. As historical business combinations and restructuring plans have not allowed us to accurately separate realized synergies compared to what was initially identified, we measure the synergy realization based on the overall segment profitability post integration.

Avintiv Inc.

In October 2015, the Company acquired 100% of the capital stock of AVINTIV Inc. (“Avintiv”) for a purchase price of $2.26 billion, net of cash acquired.  Avintiv is one of the world’s leading developers, producers, and marketers of nonwoven specialty materials used in hygiene, infection prevention, personal care, and high-performance solutions.  With 23 locations in 14 countries and an employee base of over 4,500 people as of the acquisition date, and the broadest range of process technologies in the industry, Avintiv’s strategically located manufacturing facilities position it as a global supplier to many of the same leading consumer and industrial product manufacturers that Berry supplies and utilize similar key raw materials as Berry’s existing business. To finance the purchase, the Company issued $400 million aggregate principal amount of 6.0% second priority senior secured notes due 2022 and entered into an incremental assumption agreement to increase the commitments under the Company’s existing term loan credit agreement by $2.1 billion due 2022.  The results of Avintiv have been included in the consolidated results of the Company since the date of the acquisition.

Providência Non-Controlling Interest

At the time of our acquisition of Avintiv, it indirectly owned a 71.25% controlling interest in Providência their Brazilian subsidiary that they acquired in 2014.  In the January 2, 2016 quarter, the Company, through a wholly-owned subsidiary, acquired the remaining 28.75% non-controlling ownership interest of Providência for $66 million of cash.  As a result of this transaction, Providência became a wholly-owned subsidiary of the Company and the Company recorded $3 million to Additional paid-in capital.

Raw Material Trends. Our primary raw material is plastic resin consisting primarily of polypropylene and polyethylene.  Plastic resins are subject to price fluctuations, including those arising from supply shortages and changes in the prices of natural gas, crude oil and other petrochemical intermediates from which resins are produced.  The three month simple average price per pound, as published in Chem Data, were as follows by fiscal year:

	Polyethylene Butene Film			Polypropylene
	2016	2015	2014	2016	2015	2014
1st quarter	$.69	$.86	$.82	$.70	$.92	$.89
2nd quarter	—	.75	.85	—	.73	.95
3rd quarter	—	.76	.86	—	.68	.91
4th quarter	—	.73	.87	—	.66	.92

Due to differences in the timing of passing through resin cost changes to our customers on escalator/de-escalator programs, segments are negatively impacted in the short term when plastic resin costs increase and are positively impacted when plastic resin costs decrease.  This timing lag in passing through raw material cost changes could affect our results as plastic resin costs fluctuate.

Outlook.  The Company is impacted by general economic and industrial growth, plastic resin availability and affordability, and general industrial production. Our business has both geographic and end-market diversity, which reduces the effect of any one of these factors on our overall performance. Our results are affected by our ability to pass through raw material cost changes to our customers, improve manufacturing productivity and adapt to volume changes of our customers.  Historically, there has been a very tight correlation between oil prices and the cost of our key raw materials, polyethylene and polypropylene.  During the most recent quarter we had significantly lower raw material costs on a year-over-year basis.  Since the beginning of 2016 oil prices have fallen dramatically, which could provide additional benefit to the Company if these conditions persist.  Within the polyethylene and polypropylene markets there are specifics of each market that will also likely impact the Company.  Large capacity expansions in polyethylene are anticipated coming online in North America that should benefit the Company while short-term tightness in the North America polypropylene market will cause some near term pressure.  Overall, we continue to believe that the current trends in global oil and resin markets will be positive for the Company.  Additionally, our fiscal 2016 Adjusted free cash flow guidance of $475 million assumes flat overall volumes, with our new Health, Hygiene & Specialties division expected to grow above the overall Company average. Components of Adjusted free cash flow include $817 million of cash flow from operations, less $285 million of additions to property, plant, and equipment and $57 million of payments under our tax receivable agreement.  For the definition of Adjusted free cash flow and further information related to Adjusted free cash flow as a non-GAAP financial measure, see “Liquidity and Capital Resources.”

Results of Operations

Comparison of the Quarterly Period Ended January 2, 2016 (the “Quarter”) and the Quarterly Period Ended December 27, 2014 (the “Prior Quarter”)

Consolidated Overview
	Quarter	Prior Quarter	$ Change	% Change
Net sales	$1,612	$1,220	$392	32%
Operating income	$86	$68	$18	26%
Percentage of net sales	5%	6%

The net sales increase of $392 million from Prior Quarter is primarily attributed to net sales from the Avintiv acquisition of $499 million in the Prior Quarter partially offset by selling price decreases of 8% due to the pass through of lower resin prices and a 5% unfavorable impact from currency translation.

The operating income increase of $18 million from Prior Quarter is primarily attributed to a $32 million improvement in the relationship of net selling price to raw material and freight costs, a $10 million improvement in operating performance in manufacturing, and $13 million of operating income from businesses acquired in the last twelve months.  These improvements were partially offset by a $19 million increase in depreciation and amortization expense, a $6 million increase in selling, general, and administrative expenses, a $3 million unfavorable impact from currency translation, and a $12 million increase in restructuring and impairment costs.  The increases in depreciation, amortization and restructuring and impairment costs are primarily attributed to severance and purchase accounting adjustments related to the Avintiv acquisition.  Acquisition operating income represents operating income from acquisitions for the comparable prior year period.

Consumer Packaging
	Quarter	Prior Quarter	$ Change	% Change
Net sales	$683	$712	$(29)	(4%)
Operating income	$43	$30	$13	43%
Percentage of net sales	6%	4%

Net sales in the Consumer Packaging segment decreased by $29 million from Prior Quarter primarily due to selling price decreases of 8% due to the pass through of lower resin prices partially offset by a 4% volume improvement primarily attributed to an increase in shipping days in the Quarter.

The operating income increase of $13 million from Prior Quarter is primarily attributed to a $6 million improvement in the relationship of net selling price to raw material and freight costs and a $13 million decrease in business integration expenses partially offset by an $8 million increase in selling, general and administrative expenses.  The decrease in business integration costs primarily consisted of a decrease in costs associated with the 2014 cost reduction plan.  Business integration expenses consist of restructuring and impairment charges, manufacturing inefficiencies associated with cost reduction plans, major innovation start-up and other business optimization costs.

Health, Hygiene, & Specialties
	Quarter	Prior Quarter	$ Change	% Change
Net sales	$564	$129	$435	337%
Operating income	$5	$7	$(2)	(29%)
Percentage of net sales	1%	5%

Net sales in the Health Hygiene & Specialties segment increased by $435 million from Prior Quarter primarily due to net sales from the Avintiv acquisition of $499 million in the Prior Quarter partially offset by an 8% unfavorable impact from currency translation, selling price decreases of 2% due to lower resin prices, and a 4% volume decline primarily attributed to an increase in shipping days in the Prior Quarter.

The operating income decrease of $2 million from Prior Quarter is primarily attributed to a $18 million increase in depreciation and amortization expense, a $6 million unfavorable impact from foreign currency changes, and $19 million increase in business integration expenses partially offset by a $23 million improvement in the relationship of net selling price to raw material and freight costs and $17 million of operating income from businesses acquired in the last twelve months.  The $19 million increase in business integration expenses primarily consisted of an increase in restructuring and impairment costs of $10 million and a $9 million increase in acquisition integration costs.

Engineered Materials
	Quarter	Prior Quarter	$ Change	% Change
Net sales	$365	$379	$(14)	(37%)
Operating income	$38	$31	$7	23%
Percentage of net sales	10%	8%

Net sales in the Engineered Materials segment decreased by $14 million from Prior Quarter primarily due to selling price decreases of 6% due to lower resin prices partially offset by a 4% volume improvement primarily attributed to increased shipping days in the Quarter.

The operating income increase of $7 million from Prior Quarter is primarily attributed to an $8 million improvement in the relationship of net selling price to raw material and freight costs and $3 million from higher sales volumes partially offset by a $6 million increase in costs related to a non-cash legal reserve recorded in the Quarter.

Other expense (income)
	Quarter	Prior Quarter	$ Change	% Change
Other expense (income), net	$4	$(1)	5	500%

The increase in Other expense (income) primarily consists of the impact of transactional foreign currency changes related to the remeasurement of intercompany balances.

Interest expense
	Quarter	Prior Quarter	$ Change	% Change
Interest expense, net	$75	$53	$22	42%

The interest expense increase of $22 million from Prior Quarter is primarily attributed to the incremental financing incurred related to the Avintiv acquisition partially offset by the net interest savings from the retirement of the 9¾% second priority senior secured notes and corresponding issuance of the 5 1/8% second priority senior secured notes in June 2015.

Income tax expense
	Quarter	Prior Quarter	$ Change	% Change
Income tax expense	$3	$3	-	-

We recorded an income tax expense of $3 million in the Quarter.  The effective tax rate for the Quarter is impacted by discrete items, including certain international entities for which a full valuation allowance is recognized and $3 million of federal and state research and development tax credits recognized in the Quarter due to the extension of the research and development credit through the end of calendar 2015.

Changes in Comprehensive Income (Loss)

The $16 million decrease in comprehensive income (loss) from Prior Quarter is primarily attributed to a $15 million increase in currency translation losses and a $9 million reduction in net income, partially offset by an $8 million increase in the fair value of interest rate hedges, net of tax.  Currency translation losses are primarily related to non-U.S. subsidiaries with a functional currency other than U.S. Dollars whereby assets and liabilities are translated from the respective functional currency into U.S. Dollars using period-end exchange rates.  The change in currency translation losses were primarily attributed to locations utilizing the Euro and Brazilian Reals as the functional currency.  As part of the overall risk management, the Company uses derivative instruments to reduce exposure to changes in interest rates attributed to the Company’s floating-rate borrowings and records changes to the fair value of these instruments in Accumulated other comprehensive income.  The $8 million increase in fair value of these instruments in the Quarter versus Prior Quarter is primarily attributed to an increase in the forward interest curve between measurement dates.

Liquidity and Capital Resources

As of the end of the quarter, we had cash and cash equivalents of $282 million, of which approximately 43% was located outside of the U.S.  Our primary sources of cash are the collection of trade receivables generated from the sales of our products and services to our customers and amounts available under our existing lines of credit. Our primary uses of cash are payments for operating expenses, investments in working capital, capital expenditures, interest, taxes, debt obligations, restructuring expenses and other long-term liabilities.  Based on our current level of operations, we believe that cash flow from operations and available cash, together with available borrowings under our senior secured credit facilities, will be adequate to meet our short-term liquidity needs over the next twelve months.  We base such belief on historical experience and the funds available under the revolving credit facility.  However, we cannot predict our future results of operations and our ability to meet our obligations involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section of our most recent Form 10-K filed with the SEC.  In particular, increases in the cost of resin which we are unable to pass through to our customers on a timely basis or significant acquisitions could severely impact our liquidity.

Senior Secured Credit Facility

We manage our global cash requirements considering (i) available funds among the many subsidiaries through which we conduct business, (ii) the geographic location of our liquidity needs, and (iii) the cost to access international cash balances.  We have senior secured credit facilities consisting of $4.4 billion of term loans and a $650 million asset-based revolving line of credit.  The revolving credit facility matures in May 2020, $2.0 billion of the term loans mature in October 2022, $1.0 billion of the term loans mature in January 2021, and the remaining $1.4 billion of term loans mature in February 2020.  The availability under the revolving line of credit is the lesser of $650 million or an amount determined by a defined borrowing base which is calculated based on available accounts receivable and inventory.  The revolving line of credit allows up to $130 million of letters of credit to be issued instead of borrowings under the revolving line of credit.  At the end of the Quarter, the Company had no outstanding balance on the revolving credit facility, $44 million of outstanding letters of credit and a $122 million borrowing base reserve, resulting in unused borrowing capacity of $484 million under the revolving line of credit.  The Company was in compliance with all covenants at the end of the Quarter.

Our fixed charge coverage ratio, as defined in the revolving credit facility, is calculated based on a numerator consisting of adjusted EBITDA less pro forma adjustments, income taxes paid in cash and capital expenditures, and a denominator consisting of scheduled principal payments in respect of indebtedness for borrowed money, interest expense and certain distributions.  We are obligated to sustain a minimum fixed charge coverage ratio of 1.0 to 1.0 under the revolving credit facility at any time when the aggregate unused capacity under the revolving credit facility is less than 10% of the lesser of the revolving credit facility commitments and the borrowing base (and for 10 business days following the date upon which availability exceeds such threshold) or during the continuation of an event of default.    Our fixed charge ratio was 2.8 to 1.0 at January 2, 2016.

Despite not having financial maintenance covenants, our debt agreements contain certain negative covenants.  The failure to comply with these negative covenants could restrict our ability to incur additional indebtedness, effect acquisitions, enter into certain significant business combinations, make distributions or redeem indebtedness.  The term loan facility contains a negative covenant first lien secured leverage ratio covenant of 4.0 to 1.0 on a pro forma basis for a proposed transaction, such as an acquisition or incurrence of additional first lien debt.  Our first lien secured leverage ratio was 3.6 to 1.0 at January 2, 2016.  In addition to its regular principal payments, during the Quarter, the Company elected to make a voluntary $50 million principal payment on the outstanding term loan, using existing liquidity.

A key financial metric utilized in the calculation of the first lien leverage ratio is adjusted EBITDA (defined as “EBITDA” in the Company’s senior secured credit facilities, but referred herein as Adjusted EBITDA). The following table reconciles (i) our Adjusted EBITDA to operating income and (ii) our Adjusted free cash flow to cash flow from operating activities, in each case, for the four quarters and quarterly period ended January 2, 2016:

	January 2, 2016
	Four Quarters Ended	Quarterly Period Ended
Adjusted EBITDA	$1,206	$289
Depreciation and amortization	(398)	(139)
Business optimization and other expense (a)	(61)	(35)
Restructuring and impairment	(24)	(16)
Pro forma acquisitions (b)	(224)	—
Unrealized cost savings (c)	(73)	(13)
Operating income	$426	$86
Cash flow from operating activities	$728	$191

Net additions to property, plant and equipment	(226)	(89)
Payments of tax receivable agreement	(57)	(57)
Adjusted free cash flow	$445	$45
Cash flow from investing activities	(2,515)	(2,375)
Cash flow from financing activities	2,023	2,240
(a)   Includes business optimization, integration expenses and non-cash charges
(b)   Includes Avintiv’s Adjusted EBITDA for the period January 2015 thru September 2015
(c)   Primarily consists of unrealized synergies related to the Avintiv acquisition

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

Tax Receivable Agreement

The Company made $57 million of payments related to the income tax receivable agreement (“TRA”) in the first fiscal quarter of 2016, of which Apollo received $46 million.  The $57 million payment represents the only TRA payment required in fiscal 2016.

Cash Flows

Net cash provided by operating activities increased $91 million from the Prior Quarter primarily attributed to improved performance and a decrease in working capital primarily attributed to lower resin prices compared to Prior Quarter.

Net cash used in investing activities increased $2.4 billion from the Prior Quarter primarily attributed to the Avintiv acquisition and increased capital expenditures to support the larger consolidated business.

Net cash provided by financing activities increased $2.4 billion from the Prior Quarter primarily attributed to the incremental financing incurred related to the Avintiv acquisition and Providência tender offer.

Contractual Obligations and Off Balance Sheet Transactions

The following table is a pro forma representation of our contractual cash obligations as of our prior fiscal year end, including the debt assumed in the Avintiv transaction and related financing activities. The following table does not give any effect to the tax receivable agreement or income taxes payable as we cannot reasonably estimate the timing of future cash outflows associated with those commitments.

	Payments due by period as of the end of fiscal year 2015
	Total	< 1 year	1-3 years	4-5 years	> 5 years
Long-term debt, excluding capital leases	$6,088	$35	$70	$1,369	$4,614
Capital leases (a)	175	33	56	50	36
Fixed interest rate payments	630	87	175	175	193
Variable interest rate payments (b)	1,060	170	336	331	223
Operating leases (c)	375	57	95	69	154
Short-term borrowings and other	53	51	2	—	—
Other consideration (d)	94	94	—	—	—
Funding of pension and other postretirement obligations (e)	3	3	—	—	—
Total contractual cash obligations	$8,478	$530	$734	$1,994	$5,220

(a)
Includes anticipated interest of $16 million over the life of the capital leases. Excludes Avintiv’s $17 million direct financing lease which was bought out by the Company subsequent to closing for $18 million.

(b)	Based on applicable interest rates in effect end of the Quarter.
(c)	Excludes Avintiv’s operating lease for the Waynesboro facility, which was refinanced as a $33 million capital lease subsequent to closing
(d)
Includes the $63 million mandatory tender offer for the minority interest in Providencia which was paid in the first fiscal quarter of 2016, as well as $31 million in deferred purchase consideration associated with Avintiv’s acquisition of Providencia.

(e)
Pension and other postretirement contributions have been included in the above table for the next fiscal year.  The amount is the estimated contributions to our defined benefit plans.  The assumptions used by the actuary in calculating the projection includes weighted average return on pension assets of approximately 7.25% for fiscal 2015.  Actual amounts may vary based on the actual return on our plan assets.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

We are exposed to market risk from changes in interest rates primarily through our senior secured credit facilities.  Our senior secured credit facilities are comprised of (i) $4.4 billion term loans and (ii) a $650 million revolving credit facility.  At January 2, 2016, the Company had no outstanding balance on the revolving credit facility.  Borrowings under our senior secured credit facilities bear interest, at our option, at either an alternate base rate or an adjusted LIBOR rate for a one-, two-, three- or six month interest period, or a nine- or twelve-month period, if available to all relevant lenders, in each case, plus an applicable margin.  The alternate base rate is the greater of (i) in the case of our term loans, Credit Suisse’s prime rate or, in the case of our revolving credit facility, Bank of America's prime rate and (ii) one-half of 1.0% over the weighted average of rates on overnight Federal Funds as published by the Federal Reserve Bank of New York.  At January 2, 2016, the LIBOR rate of 0.7% applicable to the term loan was below the LIBOR floor of 1.00%.  A 0.25% change in LIBOR would not have a material impact on our interest expense.

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

Foreign Currency Exchange Rates

As a global company, we face foreign currency risk exposure from fluctuating currency exchange rates, primarily the U.S. dollar against the euro, Brazilian real, Argentine peso, Chinese yuan, Canadian dollar and Mexican peso.  Significant fluctuations in currency rates can have a substantial impact, either positive or negative, on our revenue, cost of sales, and operating expenses.  As there is uncertainty in the future movements in foreign exchange rates, significant fluctuations could negatively impact our future consolidated results of operations.  Currency translation gains and losses are primarily related to non-U.S. subsidiaries with a functional currency other than U.S. Dollars whereby assets and liabilities are translated from the respective functional currency into U.S. Dollars using period-end exchange rates and impact our comprehensive income (loss).  In order to manage our foreign currency risk on our intercompany loans, we enter into foreign currency forward contracts to offset potential foreign exchange gains or losses.  A 10% change in our foreign currency forward contracts would not result in a material change to our financial statements.

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

The Company's management, with the participation of the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures as of January 2, 2016.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of January 2, 2016, the design and operation of our disclosure controls and procedures were effective at the reasonable assurance level.

(b)  Changes in internal controls.

Current year acquisitions have been excluded from the scope of our evaluation of disclosure controls and procedures.  We are currently in the process of implementing our internal control structure over these acquired operations and expect this effort will continue into fiscal 2017.  With the exception of the implementation of current year acquisitions into our control structure, there were no changes in our internal control over financial reporting that occurred during the quarter ended January 2, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
·
the possibility that we may be unable to effectively manage our expanded operations as a result of  the acquisition of Avintiv or that we will be able to successfully integrate the businesses of Avintiv;

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

4.2
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

4.3
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

10.1
U.S. $2,100,000,000 Incremental Assumption Agreement and Amendment, dated as of October 1, 2015, by and among Berry Plastics Group, Inc., Berry Plastics Corporation and certain of its subsidiaries referenced therein and Credit Suisse AG, Cayman Islands Branch as an incremental term lender, and Credit Suisse AG, Cayman Islands Branch as administrative agents for the lenders under the credit agreement referenced therein (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-K filed on November 23, 2015).

10.2
Second Amended and Restated Intercreditor Agreement, dated as of February 5, 2008, by and among Berry Plastics Group, Inc., Berry Plastics Corporation, certain subsidiaries identified as parties thereto, Bank of America, N.A. and Credit Suisse, Cayman Islands Branch as first lien agents, and U.S. Bank National Association, as successor in interest to Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-K filed on November 23, 2015).

10.3
Berry Plastics Group, Inc. Executive Bonus Plan, amended and restated December 22, 2015, effective as of September 27, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 28, 2015).†

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.*
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.*
32.1	Section 1350 Certification of the Chief Executive Officer.*
32.2	Section 1350 Certification of the Chief Financial Officer.*
101.0	Interactive Data Files.

*           Filed herewith.
†           Management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Berry Plastics Group, Inc.

	By:	/s/Mark W. Miles
February 11, 2016		Chief Financial Officer