Form 10-Q
period 2016-05-10
BERRY PLASTICS GROUP INC
filed 2016-05-10
CIK 1378992

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

 [X]     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 2, 2016
or
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

Registrant's telephone number, including area code: (812) 424-2904

Securities registered pursuant to Section 12(b) of the Act:

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.  Yes [X ]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes [ X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, or non-accelerated filer.  See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):
      Large accelerated filer [  X  ]           Accelerated filer [    ]              Non-accelerated filer [    ]  Small reporting company [    ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).
Yes[    ]   No[ X ]
Class	Outstanding at May 10, 2016
Common Stock, $.01 par value per share	120.9 million shares

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
This Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended, with respect to our financial condition, results of operations and business and our expectations or beliefs concerning future events.  The forward-looking statements include, in particular, statements about our plans, strategies and prospects under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations".  These statements contain words such as "believes," "expects," "may," "will," "should," "would," "could," "seeks," "approximately," "intends," "plans," "estimates,"  "outlook," "anticipates" or "looking forward" or similar expressions that relate to our strategy, plans, intentions, our financial condition, or our recent acquisition of AVINTIV Inc. ("Avintiv") and integration thereof. All statements we make relating to our estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results or to our expectations regarding future industry trends are forward-looking statements. In addition, we, through our senior management, from time to time make forward-looking public statements concerning our expected future operations and performance and other developments. These forward-looking statements are subject to risks and uncertainties that may change at any time, and, therefore, our actual results may differ materially from those that we expected. We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. All forward-looking statements are based upon information available to us on the date of this Form 10-Q.
Readers should carefully review the factors discussed in our most recent Form 10-K in the section titled "Risk Factors" and other risk factors identified from time to time in our periodic filings with the Securities and Exchange Commission.

Berry Plastics Group, Inc.
Form 10-Q Index
For Quarterly Period Ended April 2, 2016

Part I. Financial Information

Item 1. Financial Statements
Berry Plastics Group, Inc.
Consolidated Statements of Income
(Unaudited)
(in millions of dollars, except per share amounts)

	Quarterly Period Ended		Two Quarterly Periods Ended
	April 2, 2016	March 28, 2015	April 2, 2016	March 28, 2015
Net sales	$1,614	$1,224	$3,226	$2,444
Costs and expenses:
Cost of goods sold	1,269	997	2,589	2,034
Selling, general and administrative	138	89	292	174
Amortization of intangibles	35	23	71	48
Restructuring and impairment charges	7	3	23	8
Operating income	165	112	251	180
Other expense, net	(7)	1	(3)	—
Interest expense, net	74	52	149	105
Income before income taxes	98	59	105	75
Income tax expense	39	21	42	24
Consolidated net income	$59	$38	$63	$51

Net income per share:
Basic	$0.49	$0.32	$0.52	$0.43
Diluted	0.47	0.31	0.51	0.41
Outstanding weighted-average shares:
Basic	120.5	119.0	120.3	118.7
Diluted	124.4	124.1	124.0	123.4

Berry Plastics Group, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)
(in millions of dollars)

	Quarterly Period Ended		Two Quarterly Periods Ended
	April 2, 2016	March 28, 2015	April 2, 2016	March 28, 2015
Consolidated net income	$59	$38	$63	$51
Currency translation	84	(20)	55	(34)
Interest rate hedges	(19)	(13)	(15)	(20)
Provision for income taxes related to other comprehensive income items	7	4	6	6
Comprehensive income	$131	$9	$109	$3

See notes to consolidated financial statements.

Berry Plastics Group, Inc.
Consolidated Balance Sheets
 (in millions of dollars)

	April 2, 2016	September 26, 2015
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$212	$228
Accounts receivable (less allowance of $9 and 3, respectively)	703	434
Inventories:
Finished goods	421	309
Raw materials and supplies	281	213
	702	522
Deferred income taxes	—	162
Prepaid expenses and other current assets	95	37
Total current assets	1,712	1,383
Property, plant, and equipment, net	2,317	1,294
Goodwill, intangible assets and deferred costs, net	3,742	2,349
Other assets	27	2
Total assets	$7,798	$5,028
Liabilities
Current liabilities:
Accounts payable	$540	$330
Accrued expenses and other current liabilities	465	338
Current portion of long-term debt	73	37
Total current liabilities	1,078	705
Long-term debt, less current portion	5,914	3,648
Deferred income taxes	355	387
Other long-term liabilities	373	341
Total liabilities	7,720	5,081
Redeemable non-controlling interest	12	12

Stockholders' equity (deficit)

Common stock (120.8 and 119.9 shares issued, respectively)	1	1
Additional paid-in capital	428	406
Non-controlling interest	3	3
Accumulated deficit	(293)	(356)
Accumulated other comprehensive loss	(73)	(119)
Total stockholders' equity (deficit)	66	(65)
Total liabilities and stockholders' equity (deficit)	$7,798	$5,028

See notes to consolidated financial statements.

Berry Plastics Group, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(in millions of dollars)
	Two Quarterly Periods Ended
	April 2, 2016	March 28, 2015
Cash Flows from Operating Activities:
Consolidated net income	$63	$51
Adjustments to reconcile net cash provided by operating activities:
Depreciation	199	128
Amortization of intangibles	71	48
Non-cash interest expense	5	3
Deferred income tax	21	22
Stock compensation expense	14	12
Impairment of long-lived assets	—	2
Purchase accounting non-cash charge	7	—
Other items	(1)	(1)
Changes in working capital	(19)	(48)
Changes in other assets and liabilities	1	(5)
Net cash provided by operating activities	361	212
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(173)	(79)
Proceeds from sale of assets	4	13
Acquisition of business, net of cash acquired	(2,283)	—
Net cash used in investing activities	(2,452)	(66)
Cash Flows from Financing Activities:
Proceeds from long-term borrowings	2,490	—
Repayments on long-term borrowings	(267)	(125)
Proceeds from issuance of common stock	11	13
Payment of tax receivable agreement	(57)	(39)
Debt financing costs	(37)	—
Purchase of non-controlling interest	(66)	—
Net cash used in financing activities	2,074	(151)
Effect of exchange rate changes on cash	1	(5)
Net change in cash	(16)	(10)
Cash and cash equivalents at beginning of period	228	129
Cash and cash equivalents at end of period	$212	$119

See notes to consolidated financial statements.

Berry Plastics Group, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
(tables in millions of dollars, except per share data)

1.  Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements of Berry Plastics Group, Inc. ("the Company") have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In preparing financial statements in conformity with GAAP, we must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures at the date of the financial statements and during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included, and all subsequent events up to the time of the filing have been evaluated. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's most recent Form 10-K filed with the Securities and Exchange Commission.

In November 2015, the Company reorganized into three operating segments: Health, Hygiene & Specialties, Consumer Packaging, and Engineered Materials.  The Company has recast all prior period amounts to conform to this new reporting structure.

2. Recently Issued Accounting Pronouncements
Changes to GAAP are established by the Financial Accounting Standards Board ("FASB") in the form of accounting standards updates to the FASB's Accounting Standards Codification.  During the first and second fiscal quarters of 2016, with the exception of the below, there have been no developments to the recently adopted accounting pronouncements from those disclosed in the Company's 2015 Annual Report on Form 10-K that are considered to have a material impact on our unaudited consolidated financial statements.

Inventory

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory to simplify the guidance on the subsequent measurement of inventory, excluding inventory measured using last-in, first out or the retail inventory method. Under the new standard, inventory should be at the lower of cost and net realizable value. The new accounting guidance is effective for interim and annual periods beginning after December 15, 2016 with early adoption permitted. The Company elected to early adopt this guidance, effective at the beginning of fiscal 2016. Its effect did not have a material impact on our financial statements.
Business Combinations

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805), Simplifying the Accounting for Measurement-Period Adjustments which requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified.  Entities should present separately on the face of the income statement or disclose in the footnotes the portion of the measurement period adjustment recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment had been recognized as of the acquisition date.  The new guidance is effective for interim and annual periods beginning after December 15, 2015 with early adoption permitted. The Company elected to early adopt this guidance, effective at the beginning of fiscal 2016. We will continue to consider the impact of such guidance on our recording of the AVINTIV, Inc. business combination.
Income Taxes

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes which simplifies the presentation of deferred income taxes.  This update requires that deferred tax assets and liabilities be classified as non-current in a statement of financial position.  The update is effective for financial periods beginning after December 15, 2017; however, early application is permitted.  The Company adopted this guidance effective at the beginning of fiscal 2016, on a prospective basis, resulting in a $175 million reclassification of our net current deferred tax asset to the net non-current deferred tax liabilities on our Consolidated Balance Sheet.

Leases

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements.  Under the new standard, the lessee of an operating lease will be required to do the following: 1) recognize a right-of-use asset and a lease liability in the statement of financial position, 2) recognize a single lease cost allocated over the lease term generally on a straight-line basis, and 3) classify all cash payments within operating activities on the statement of cash flows.  Companies will be required to adopt this standard on a modified retrospective approach, and amendments in this guidance are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  Early application is permitted.  The Company is currently evaluating the impact of this guidance.

Stock Compensation

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, as part of its Simplification Initiative. The new guidance will require all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. It also will allow an employer to repurchase more of an employee's shares than it can today for tax withholding purposes without triggering liability accounting and to make a policy election for forfeitures as they occur. The guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company is currently evaluating the impact of this guidance.

3. Acquisition
AVINTIV Inc.
In October 2015, the Company acquired 100% of the capital stock of AVINTIV Inc. ("Avintiv") for a purchase price of $2.26 billion, net of $195 million of cash acquired, which is preliminary and subject to adjustment. Avintiv is one of the world's leading developers, producers, and marketers of nonwoven specialty materials used in hygiene, infection prevention, personal care, and industrial, construction and filtration applications. The acquired business is operated in the Health, Hygiene & Specialties reporting segment. To finance the purchase, the Company issued $400 million aggregate principal amount of 6.0% second priority senior secured notes due 2022 and entered into an incremental assumption agreement to increase the commitments under the Company's existing term loan credit agreement by $2.1 billion due 2022.
The acquisition has been accounted for under the purchase method of accounting, and accordingly, the purchase price has been allocated to the identifiable assets and liabilities based on preliminary fair values at the acquisition date. The results of Avintiv have been included in the consolidated results of the Company since the date of the acquisition.  The Company has not finalized the allocation of the purchase price to the fair value of fixed assets, intangibles, deferred income taxes, or debt and is continuing to review all of the working capital acquired and uncertain tax positions. The Company has recognized Goodwill on this transaction primarily as a result of expected synergies of Avintiv, and does not expect that Goodwill to be deductible for tax purposes.  The following table summarizes the preliminary allocation of purchase price and the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition:
Working capital (a)	$163
Property and equipment	1,004
Intangible assets	586
Goodwill	810
Historical Avintiv debt assumed	(53)
Non-controlling interest	(63)
Deferred purchase price	(30)
Other assets and long-term liabilities	(157)
(a) Includes a $7 million step up of inventory to fair value

The deferred purchase price relates to certain tax claims of Companhia Providência Indústria e Comércio ("Providência") at the time Providência was acquired by Avintiv.  If the claims are resolved in the Company's favor, the deferred purchase price will be paid to the legacy Providência shareholders.  However, if the Company or Providência incur actual tax liability in respect to these claims, the amount of deferred purchase price will be reduced by the amount of such actual tax liability.  The Company will be responsible for any actual tax liability in excess of the deferred purchase price and the cash consideration deposited into escrow.

Unaudited pro forma net sales were $1.7 billion and $3.4 billion for the quarterly period and two quarterly periods ended March 28, 2015, respectively. Unaudited pro forma net losses were $8 million and $15 million for the quarterly period and two quarterly periods ended March 28, 2015, respectively. The unaudited pro forma net sales and net losses assume that the Avintiv acquisition had occurred as of the beginning of the period.
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
4.  Accounts Receivable Factoring Agreements
A number of the Company's foreign subsidiaries have entered into factoring agreements to sell certain receivables to unrelated third-party financial institutions. The Company accounts for these transactions in accordance with ASC 860, "Transfers and Servicing" ("ASC 860"). ASC 860 allows for the ownership transfer of accounts receivable to qualify for sale treatment when the appropriate criteria is met, which permits the Company to present the balances sold under the program to be excluded from Accounts receivable, net on the Consolidated Balance Sheets. Receivables are considered sold when (i) they are transferred beyond the reach of the Company and its creditors, (ii) the purchaser has the right to pledge or exchange the receivables, and (iii) the Company has surrendered control over the transferred receivables.  In addition, the Company provides no other forms of continued financial support to the purchaser of the receivables once the receivables are sold. The table below summarizes the total amount of accounts receivable on the Consolidated Balance Sheets, sold under these factoring arrangements as of the end of the second fiscal quarter:
	April 2, 2016	September 26, 2015
Trade receivables sold to financial institutions	$28	$-
Net amounts advanced from financial institutions	(23)	-
Amounts due from financial institutions	$5	$-

In addition to the programs described above, the Company has a U.S. based program where certain U.S. based receivables are sold to unrelated third-party financial institutions. There were no amounts outstanding from the financial institutions related to U.S. based programs at April 2, 2016.
The fees associated with transfer of receivables for all programs were not material for any of the quarterly periods and the two quarterly periods ended April 2, 2016 and March 28, 2015, respectively.
5.  Restructuring and Impairment Charges
The Company incurred restructuring costs related to severance, asset impairment, and facility exit costs of $7 million and $3 million for the quarterly periods ended and $23 million and $8 million for the two quarterly periods ended April 2, 2016 and March 28, 2015, respectively. The tables below set forth the significant components of the restructuring charges recognized, by segment:

	Quarterly Period Ended		Two Quarterly Periods Ended
	April 2, 2016	March 28, 2015	April 2, 2016	March 28, 2015
Consumer Packaging	$2	$3	$5	$8
Health, Hygiene & Specialties	4	—	16	—
Engineered Materials	1	—	2	—
Consolidated	$7	$3	$23	$8

The table below sets forth the activity with respect to the restructuring accrual at April 2, 2016:
	Severance and termination benefits	Facilities exit costs and other	Total
Balance at September 26, 2015	$2	$8	$10
Charges	20	3	23
Non-cash asset impairment	—	—	—
Cash payments	(7)	(4)	(11)
Balance at April 2, 2016	$15	$7	$22

6. Accrued Expenses, Other Current Liabilities and Other Long-Term Liabilities
The following table sets forth the totals included in Accrued expenses and other current liabilities on the Consolidated Balance Sheets:
	April 2, 2016	September 26, 2015
Employee compensation, payroll and other	$139	$95
Interest	42	38
Rebates	48	53
Restructuring	22	10
Accrued taxes	52	20
Tax receivable agreement obligation	70	57
Accrued operating expenses	92	65
	$465	$338

The following table sets forth the totals included in Other long-term liabilities on the Consolidated Balance Sheets:
	April 2, 2016	September 26, 2015
Lease retirement obligation	$34	$32
Sale-lease back deferred gain	27	28
Pension liability	76	57
Deferred purchase price	36	—
Tax receivable agreement obligation	105	175
Interest rate swaps	51	36
Other	44	13
	$373	$341

The Company made $57 million of payments related to the income tax receivable agreement ("TRA") in the January 2, 2016 quarter, of which Apollo received $46 million. The TRA provides for an annual payment to TRA holders at 85% of the amount of cash savings, if any, in U.S. federal, foreign, state and local income tax that are actually realized as a result of the utilization of our net operating losses attributable to periods prior to the initial public offering.

7.  Long-Term Debt
Long-term debt consists of the following:
Maturity Date		April 2, 2016	September 26, 2015
Term loan	February 2020	$1,358	$1,369
Term loan	January 2021	1,019	1,019
Term loan	October 2022	1,895	—
Revolving line of credit	May 2020	—	—
5 1/8% Second Priority Senior Secured Notes	July 2023	700	700
5 1/2% Second Priority Senior Secured Notes	May 2022	500	500
6% Second Priority Senior Secured Notes	October 2022	400	—
Debt discounts and deferred fees		(65)	(29)
Capital leases and other	Various	180	126
Total long-term debt		5,987	3,685
Current portion of long-term debt		(73)	(37)
Long-term debt, less current portion		$5,914	$3,648

The Company's senior secured credit facilities consist of $4.3 billion of term loans and a $650 million asset based revolving line of credit. The Company was in compliance with all covenants as of April 2, 2016.
The Company elected to make voluntary one-time principal payments of $50 million, $100 million, and $50 million in December 2015, February 2016, and March 2016, respectively, on the outstanding term loan using existing liquidity.
Term Loan

In October 2015, the Company entered into an incremental assumption agreement to increase the commitments under the existing term loan credit agreement by $2.1 billion.  The incremental term loan bears interest at LIBOR plus 3.00% per annum with a LIBOR floor of 1.00%, matures in October 2022 and is subject to customary amortization. The proceeds from the incremental term loan, in addition to the 6% Second Priority Senior Secured Notes, were used to finance the Avintiv acquisition.  The Company recognized $11 million of debt discount and $25 million of deferred financing fees related to this assumption agreement that will be amortized to Interest expense through maturity. Debt discounts and deferred financing fees are presented net of Long-term debt, less current portion on the Consolidated Balance Sheet.
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

In September 2015, the Company entered into an interest rate swap transaction to manage cash flow variability associated with $1 billion of outstanding variable rate term loan debt from future interest rate volatility. The agreement swaps the greater of a three-month variable LIBOR contract or 1.00% for a fixed annual rate of 1.7185%, with an effective date in December 2015 and expiration in June 2019.

The Company records the changes in fair value of interest rate swaps in Accumulated other comprehensive income and Deferred income taxes.

Derivatives instruments	Balance Sheet Location	April 2, 2016	September 26, 2015
Interest rate swaps	Other long-term liabilities	$51	$36

The effect of the Company's derivative instruments on the Consolidated Statement of Operations is as follows:
		Quarterly Period Ended		Two Quarterly Period Ended
Derivatives instruments	Statement of Operations Location	April 2, 2016	March 28, 2015	April 2, 2016	March 28, 2015
Interest rate swaps	Interest expense, net	$4	$—	$4	$—
Foreign currency swaps	Other (income) expense	$7	$—	$6	$—

Non-recurring Fair Value Measurements
The Company has certain assets that are measured at fair value on a non-recurring basis when impairment indicators are present. The assets are adjusted to fair value only when the carrying values exceed the fair values. The categorization of the framework used to price the assets is considered Level 3, due to the subjective nature of the unobservable inputs used to determine the fair value. These assets include primarily our definite lived and indefinite lived intangible assets, including Goodwill and our property, plant, and equipment. The Company reviews Goodwill and other indefinite lived assets for impairment as of the first day of the fourth fiscal quarter each year, and more frequently if impairment indicators exist. The Company determined Goodwill and other indefinite lived assets were not impaired in our annual fiscal 2015 assessment. As a result of the segment reorganization that occurred during the January 2, 2016 quarter, the Company conducted the qualitative assessment and determined it was more likely than not that the fair value of each reporting units exceeded the carrying amount as of the measurement date. No impairment indicators were identified in the current quarter.

Included in the following table are the major categories of assets measured at fair value on a non-recurring basis as of April 2, 2016 and September 26, 2015, along with the impairment loss recognized on the fair value measurement during the period:
	As of April 2, 2016
	Level 1	Level 2	Level 3	Total	Impairment
Indefinite-lived trademarks	$—	$—	$207	$207	$—
Goodwill	—	—	2,517	2,517	—
Definite lived intangible assets	—	—	1,014	1,014	—
Property, plant, and equipment	—	—	2,317	2,317	—
Total	$—	$—	$6,055	$6,055	$—

	As of September 26, 2015
	Level 1	Level 2	Level 3	Total	Impairment
Indefinite-lived trademarks	$—	$—	$207	$207	$—
Goodwill	—	—	1,652	1,652	—
Definite lived intangible assets	—	—	486	486	—
Property, plant, and equipment	—	—	1,294	1,294	2
Total	$—	$—	$3,639	$3,639	$2

The Company's financial instruments consist primarily of cash and cash equivalents and long-term debt.  The fair value of our marketable long-term indebtedness exceeded book value by $53 million as of April 2, 2016.  The Company's long-term debt fair values were determined using Level 2 inputs as other significant observable inputs were not available.
9.  Income Taxes
The Company's effective tax rate was 40% and 36% for the quarterly period ended April 2, 2016 and March 28, 2015, respectively, and 40% and 33% for the two quarterly periods ended April 2, 2016 and March 28, 2015, respectively.  Our year-to-date effective tax rate was higher than our statutory rate primarily due to state taxes, foreign income taxed in the U.S., and valuation allowances recorded in foreign jurisdictions, partially offset by the benefit of foreign rate differentials and the U.S. research and development credit.
10.  Operating Segments
In November 2015 the Company reorganized into three operating segments: Consumer Packaging, Health, Hygiene & Specialties, and Engineered Materials.  The new structure is designed to better align us with our customers, provide improved service, drive future growth, and to facilitate future cost saving synergies.  Selected information by reportable segment is presented in the following tables, with prior period amounts recast to conform to the new structure:

	Quarterly Period Ended		Two Quarterly Periods Ended
	April 2, 2016	March 28, 2015	April 2, 2016	March 28, 2015
Net sales:
Consumer Packaging	$687	$719	$1,370	$1,432
Health, Hygiene & Specialties	568	133	1,132	261
Engineered Materials	359	372	724	751
Total net sales	$1,614	$1,224	$3,226	$2,444
Operating income:
Consumer Packaging	$67	$65	$110	$93
Health, Hygiene & Specialties	53	10	58	17
Engineered Materials	45	37	83	70
Total operating income	$165	$112	$251	$180
Depreciation and amortization:
Consumer Packaging	$63	$56	$130	$118
Health, Hygiene & Specialties	49	8	103	18
Engineered Materials	19	21	37	40
Total depreciation and amortization	$131	$85	$270	$176

	April 2, 2016	September 26, 2015
Total assets:
Consumer Packaging	$3,639	$3,832
Health, Hygiene & Specialties	3,440	385
Engineered Materials	719	811
Total assets	$7,798	$5,028
Goodwill:
Consumer Packaging	$1,521	$1,520
Health, Hygiene & Specialties	912	48
Engineered Materials	84	84
Total goodwill	$2,517	$1,652

Selected information by geography is presented in the following tables:
	Quarterly Period Ended		Two Quarterly Periods Ended
	April 2, 2016	March 28, 2015	April 2, 2016	March 28, 2015
Net sales:
North America	$1,303	$1,178	$2,610	$2,346
South America	80	2	159	4
Europe	166	29	323	61
Asia	65	15	134	33
Total net sales	$1,614	$1,224	$3,226	$2,444

	April 2, 2016	September 26, 2015
Long-lived assets:
North America	$4,246	$3,510
South America	752	5
Europe	820	79
Asia	268	51
Total Long-lived assets	$6,086	$3,645

Goodwill
In connection with the change in reporting segments, the Company allocated the goodwill to the new segments under the provisions of ASC 350.  The changes in the carrying amount of goodwill by reportable segment due to the current year realignment are as follows:
	Rigid Open Top	Rigid Closed Top	Engineered Materials	Flexible Packaging	Consumer Packaging	Health, Hygiene & Specialties	Total
Balance as of September 26, 2015	$681	$823	$69	$79	$-	$-	$1,652
Segment reorganization	(681)	(823)	15	(79)	1,520	48	-
Acquisitions, net	-	-	-	-	-	825	825
Foreign currency translation adjustment	-	-	-	-	1	39	40
Balance as of April 2, 2016	$-	$-	$84	$-	$1,521	$912	$2,517

11.  Contingencies and Commitments
The Company is party to various legal proceedings in addition to the above involving routine claims which are incidental to its business. Although the Company's legal and financial liability with respect to such proceedings cannot be estimated with certainty, management believes that any ultimate liability would not be material to its financial statements.
The Company has various purchase commitments for raw materials, supplies, and property and equipment incidental to the ordinary conduct of business.
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
The following tables and discussion provide a reconciliation of the numerator and denominator of the basic and diluted net income per share computations. The calculation below provides net income on both basic and diluted basis for the quarterly periods and two quarterly periods ended April 2, 2016 and March 28, 2015:
	Quarterly Period Ended		Two Quarterly Periods Ended
(in millions, except per share amounts)	April 2, 2016	March 28, 2015	April 2, 2016	March 28, 2015
Numerator
Consolidated net income	$59	$38	$63	$51
Denominator
Weighted average common shares outstanding - basic	120.5	119.0	120.3	118.7
Dilutive shares	3.9	5.1	3.7	4.7
Weighted average common and common equivalent shares outstanding - diluted	124.4	124.1	124.0	123.4

Per common share income
Basic	$0.49	$0.32	$0.52	$0.43
Diluted	$0.47	$0.31	$0.51	$0.41

13.  Accumulated Other Comprehensive Income (Loss)
The components and activity of Accumulated other comprehensive income (loss) are as follows:
(Amounts presented net of taxes)	Currency Translation	Defined Benefit Pension and Retiree Health Benefit Plans	Interest Rate Hedges	Accumulated Other Comprehensive Income (Loss)
Balance at September 26, 2015	$(81)	$(25)	$(13)	$(119)
Other comprehensive income (loss) before reclassifications	55	—	(13)	42
Net amount reclassified from accumulated other comprehensive income (loss)	—	—	4	4
Balance at April 2, 2016	$(26)	$(25)	$(22)	$(73)

(Amounts presented net of taxes)	Currency Translation	Defined Benefit Pension and Retiree Health Benefit Plans	Interest Rate Hedges	Accumulated Other Comprehensive Income (Loss)
Balance at September 27, 2014	$(36)	$(15)	$8	$(43)
Other comprehensive income (loss) before reclassifications	(34)	—	(14)	(48)
Net amount reclassified from accumulated other comprehensive income (loss)	—	—	—	—
Balance at March 28, 2015	$(70)	$(15)	$(6)	$(91)

The tax impact on the change in interest rate hedges was $6 million for both the two quarterly periods ended April 2, 2016 and March 28, 2015.
14. Purchase of Non-controlling Interest

At the time of our acquisition, Avintiv owned a 71.25% controlling interest in Providência, their Brazilian subsidiary.  In the January 2, 2016 quarter, the Company acquired the remaining 28.75% non-controlling ownership interest of Providência for $66 million.  As a result of this transaction, Providência became a wholly-owned subsidiary and the Company recorded $3 million to Additional paid-in capital.
15.  Guarantor and Non-Guarantor Financial Information
Berry Plastics Corporation ("Issuer") has notes outstanding which are fully, jointly, severally, and unconditionally guaranteed by its parent, Berry Plastics Group, Inc. (for purposes of this Note 15, "Parent") and substantially all of Issuer's domestic subsidiaries.  Separate narrative information or financial statements of the guarantor subsidiaries have not been included because they are 100% owned by Parent and the guarantor subsidiaries unconditionally guarantee such debt on a joint and several basis.  A guarantee of a guarantor subsidiary of the securities will terminate upon the following customary circumstances:  the sale of the capital stock of such guarantor if such sale complies with the indentures, the designation of such guarantor as an unrestricted subsidiary, the defeasance or discharge of the indenture, as a result of the holders of certain other indebtedness foreclosing on a pledge of the shares of a guarantor subsidiary or if such guarantor no longer guarantees certain other indebtedness of the issuer.  The guarantees of the guarantor subsidiaries are also limited as necessary to prevent them from constituting a fraudulent conveyance under applicable law and guarantees guaranteeing subordinated debt are subordinated to certain other of the Company's debts.  Parent also guarantees the Issuer's term loans and revolving credit facilities.  The guarantor subsidiaries guarantee our term loans and are co-borrowers under our revolving credit facility.  Presented below is condensed consolidating financial information for the Parent, Issuer, guarantor subsidiaries and non-guarantor subsidiaries.  The Issuer and guarantor financial information includes all of our domestic operating subsidiaries; our non-guarantor subsidiaries include our foreign subsidiaries and the unrestricted subsidiaries under the Issuer's indentures.  The Parent uses the equity method to account for its ownership in the Issuer in the Condensed Consolidating Supplemental Financial Statements.  The Issuer uses the equity method to account for its ownership in the guarantor and non-guarantor subsidiaries.  All consolidating entries are included in the eliminations column along with the elimination of intercompany balances.

Condensed Supplemental Consolidated Balance Sheet

	April 2, 2016
	Parent	Issuer	Guarantor Subsidiaries	Non— Guarantor Subsidiaries	Eliminations	Total
Current assets	1	90	968	653	—	1,712
Intercompany receivable	412	3,023	—	—	(3,435)	—
Property, plant, and equipment, net	—	76	1,498	743	—	2,317
Other assets	195	3,973	4,113	1,240	(5,752)	3,769
Total assets	$608	$7,162	$6,579	$2,636	$(9,187)	$7,798

Current liabilities	70	212	482	314	—	1,078
Intercompany payable	—	—	3,390	45	(3,435)	—
Other long-term liabilities	460	6,025	111	46	—	6,642
Redeemable non-controlling interest	12	—	—	12	(12)	12
Stockholders' equity (deficit)	66	925	2,596	2,219	(5,740)	66
Total liabilities and stockholders' equity (deficit)	$608	$7,162	$6,579	$2,636	$(9,187)	$7,798

	September 26, 2015
	Parent	Issuer	Guarantor Subsidiaries	Non— Guarantor Subsidiaries	Eliminations	Total
Current assets	162	257	767	197	—	1,383
Intercompany receivable	329	2,963	—	83	(3,375)	—
Property, plant and equipment, net	—	79	1,111	104	—	1,294
Other assets	75	1,553	2,152	102	(1,531)	2,351
Total assets	$566	$4,852	$4,030	$486	$(4,906)	$5,028

Current liabilities	57	205	366	77	—	705
Intercompany payable	—	—	3,375	—	(3,375)	—
Other long-term liabilities	562	3,769	39	6	—	4,376
Redemable non-controlling interest	12	—	—	—	—	12
Stockholders' equity (deficit)	(65)	878	250	403	(1,531)	(65)
Total liabilities and stockholders' equity (deficit)	$566	$4,852	$4,030	$486	$(4,906)	$5,028

Condensed Supplemental Consolidated Statements of Operations
	Quarterly Period Ended April 2, 2016
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$142	$1,070	$402	$—	$1,614
Cost of goods sold	—	110	841	318	—	1,269
Selling, general and administrative	—	27	83	28	—	138
Amortization of intangibles	—	2	24	9	—	35
Restructuring and impairment charges	—	—	6	1	—	7
Operating income	—	3	116	46	—	165
Other expense (income), net	—	12	(3)	(16)	—	(7)
Interest expense, net	—	9	49	16	—	74
Equity in net income of subsidiaries	(98)	(104)	—	—	202	—
Income (loss) before income taxes	98	86	70	46	(202)	98
Income tax expense (benefit)	39	27	1	11	(39)	39
Consolidated net income (loss)	$59	$59	$69	$35	$(163)	$59
Comprehensive net income (loss)	$59	$47	$69	$119	$(163)	$131

	Quarterly Period Ended March 28, 2015
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$150	$962	$112	$—	$1,224
Cost of goods sold	—	126	784	87	—	997
Selling, general and administrative	—	17	61	11	—	89
Amortization of intangibles	—	2	19	2	—	23
Restructuring and impairment charges	—	—	3	—	—	3
Operating income	—	5	95	12	—	112
Other income, net	—	2	(1)	—	—	1
Interest expense, net	—	6	41	5	—	52
Equity in net income of subsidiaries	(59)	(60)	—	—	119	—
Income (loss) before income taxes	59	57	55	7	(119)	59
Income tax expense (benefit)	21	20	—	1	(21)	21
Consolidated net income (loss)	$38	$37	$55	$6	$(98)	$38
Comprehensive net income (loss)	$38	$24	$59	$(14)	$(98)	$9

	Two Quarterly Periods Ended April 2, 2016
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$292	$2,062	$872	$—	$3,226
Cost of goods sold	—	233	1,656	700	—	2,589
Selling, general and administrative	—	83	158	51	—	292
Amortization of intangibles	—	4	50	17	—	71
Restructuring and impairment charges	—	—	22	1	—	23
Operating income	—	(28)	176	103	—	251
Other expense (income), net	—	11	(7)	(7)	—	(3)
Interest expense, net	—	18	95	36	—	149
Equity in net income of subsidiaries	(105)	(139)	—	—	244	—
Income (loss) before income taxes	105	82	88	74	(244)	105
Income tax expense (benefit)	42	19	1	22	(42)	42
Consolidated net income (loss)	$63	$63	$87	$52	$(202)	$63
Comprehensive net income (loss)	$63	$54	$87	$107	$(202)	$109

Consolidating Statement of Cash Flows
Cash Flow from Operating Activities	$—	$15	$249	$97	$—	$361
Cash Flow from Investing Activities
Additions to property, plant, and equipment	—	(5)	(143)	(25)	—	(173)
Proceeds from sale of assets	—	—	4	—	—	4
(Contributions) distributions to/from subsidiaries	(11)	(2,249)	—	—	2,260	—
Intercompany advances (repayments)	—	(110)	—	—	110	—
Acquisition of business, net of cash acquired	—	—	(291)	(1,992)	—	(2,283)
Net cash from investing activities	(11)	(2,364)	(430)	(2,017)	2,370	(2,452)

Cash Flow from Financing Activities
Proceeds from long-term debt	—	2,490	—	—	—	2,490
Purchase of non-controlling interest	—	—	(66)	—	—	(66)
Proceeds from issuance of common stock	11	—	—	—	—	11
Payment of tax receivable agreement	(57)	—	—	—	—	(57)
Repayments on long-term borrowings	—	(243)	—	(24)	—	(267)
Contribution from Parent	—	—	291	1,969	(2,260)	—
Debt financing costs	—	(37)	—	—	—	(37)
Changes in intercompany balances	57	—	(34)	87	(110)	—
Net cash from financing activities	11	2,210	191	2,032	(2,370)	2,074

Effect of exchange rate changes on cash	—	—	—	1	—	1

Net change in cash	—	(139)	10	113	—	(16)
Cash and cash equivalents at beginning of period	—	163	—	65	—	228
Cash and cash equivalents at end of period	$—	$24	$10	$178	$—	$212

	Two Quarterly Periods Ended March 28, 2015
	Parent	Issuer	Guarantor Subsidiaries	Non— Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$309	$1,910	$225	$—	$2,444
Cost of goods sold	—	273	1,593	168	—	2,034
Selling, general and administrative	—	33	120	21	—	174
Amortization of intangibles	—	4	40	4	—	48
Restructuring and impairment charges	—	—	8	—	—	8
Operating income (loss)	—	(1)	149	32	—	180
Other income, net	—	1	(1)	—	—	—
Interest expense, net	—	13	82	10	—	105
Equity in net income of subsidiaries	(75)	(88)	—	—	163	—
Income (loss) before income taxes	75	73	68	22	(163)	75
Income tax expense (benefit)	24	22	—	2	(24)	24
Consolidated net income (loss)	$51	$51	$68	$20	$(139)	$51
Comprehensive net income (loss)	$51	$37	$68	$(14)	$(139)	$3

Consolidating Statement of Cash Flows
Cash Flow from Operating Activities	$—	$(35)	$230	$18	$(1)	$212
Cash Flow from Investing Activities
Additions to property, plant, and equipment	—	(10)	(66)	(3)	—	(79)
Proceeds from sale of assets	—	—	13	—	—	13
(Contributions) distributions to/from subsidiaries	(13)	13	—	—	—	—
Intercompany advances (repayments)	—	136	—	—	(136)	—
Acquisition of business, net of cash acquired	—	—	—	—	—	—
Net cash from investing activities	(13)	139	(53)	(3)	(136)	(66)

Cash Flow from Financing Activities
Proceeds from issuance of common stock	13	—	—	—	—	13
Payment of tax receivable agreement	(39)	—	—	—	—	(39)
Repayments on long-term borrowings	—	(124)	—	(1)	—	(125)
Changes in intercompany balances	39	—	(179)	3	137	—
Net cash from financing activities	13	(124)	(179)	2	137	(151)

Effect of exchange rate changes on cash	—	—	—	(5)	—	(5)

Net change in cash	—	(20)	(2)	12	—	(10)
Cash and cash equivalents at beginning of period	—	70	15	44	—	129
Cash and cash equivalents at end of period	$—	$50	$13	$56	$—	$119

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations
This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in our most recent Form 10-K in the section titled "Risk Factors" and other risk factors identified from time to time in our periodic filings with the SEC.  As a result, our actual results may differ materially from those contained in any forward-looking statements.  The forward-looking statements referenced within this report should be read with the explanation of the qualifications and limitations included herein.
The Company's fiscal year is based on fifty-two or fifty-three week periods.  Fiscal 2016 will be a fifty-three week period.
Executive Summary

Business.  In November 2015, the Company reorganized into three operating segments: Health, Hygiene & Specialties, Consumer Packaging, and Engineered Materials.  The new structure is designed to align us with our customers, provide improved service, drive future growth and to facilitate future cost saving synergies. The Consumer Packaging segment primarily consists of containers, foodservice items, closures, overcaps, bottles, prescription containers, tubes, and printed films.  The Health, Hygiene & Specialties segment primarily consists of nonwoven specialty materials used in hygiene, infection prevention, personal care, industrial, construction, and filtration applications.  The Company has elected to include 100% of the acquired Avintiv business in the Health, Hygiene & Specialties segment in order to maintain management continuity and limit business integration risk. The Engineered Materials segment primarily consists of pipeline corrosion protection solutions, tapes and adhesives, polyethylene based film products, can liners, and specialty coated and laminated products.  The Company has recast all prior period amounts to conform to this new reporting structure.

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

Avintiv Inc.
In October 2015, the Company acquired 100% of the capital stock of AVINTIV Inc. ("Avintiv") for a purchase price of $2.26 billion, net of cash acquired.  Avintiv is one of the world's leading developers, producers, and marketers of nonwoven specialty materials used in hygiene, infection prevention, personal care, industrial, construction, and filtration applications. With 23 locations in 14 countries, an employee base of over 4,500 people as of the acquisition date, and the broadest range of process technologies in the industry, Avintiv's strategically located manufacturing facilities position it as a global supplier to many of the same leading consumer and industrial product manufacturers that Berry supplies and utilize similar key raw materials as Berry's existing business.  To finance the purchase, the Company issued $400 million aggregate principal amount of 6.0% second priority senior secured notes due 2022 and entered into an incremental assumption agreement to increase the commitments under the Company's existing term loan credit agreement by $2.1 billion due 2022.  The results of Avintiv have been included in the consolidated results of the Company since the date of the acquisition. The Company expects annual cost synergies of approximately $80 million related to the Avintiv acquisition that are expected to be realized through fiscal 2017.
Providência Non-Controlling Interest
At the time of our acquisition, Avintiv owned a 71.25% controlling interest in Providência, their Brazilian subsidiary. In the January 2, 2016 quarter, the Company acquired the remaining 28.75% non-controlling ownership interest of Providência for $66 million.  As a result of this transaction, Providência became a wholly-owned subsidiary and the Company recorded $3 million to Additional paid-in capital.

Raw Material Trends.  Our primary raw material is plastic resin consisting primarily of polypropylene and polyethylene. Plastic resins are subject to price fluctuations, including those arising from supply shortages and changes in the prices of natural gas, crude oil and other petrochemical intermediates from which resins are produced. The three month simple average price per pound, as published by market indexes, were as follows:
	Polyethylene Butene Film			Polypropylene
	2016	2015	2014	2016	2015	2014
1st quarter	$.69	$.86	$.82	$.70	$.92	$.89
2nd quarter	.66	.75	.85	.75	.73	.95
3rd quarter	—	.76	.86	—	.68	.91
4th quarter	—	.73	.87	—	.66	.92
Due to differences in the timing of passing through resin cost changes to our customers on escalator/de-escalator programs, segments are negatively impacted in the short term when plastic resin costs increase and are positively impacted when plastic resin costs decrease. This timing lag in passing through raw material cost changes could affect our results as plastic resin costs fluctuate.
Outlook.  The Company is impacted by general economic and industrial growth, plastic resin availability and affordability, and general industrial production. Our business has both geographic and end-market diversity, which reduces the effect of any one of these factors on our overall performance. Our results are affected by our ability to pass through raw material cost changes to our customers, improve manufacturing productivity and adapt to volume changes of our customers.  Historically, there has been a very tight correlation between oil prices and the cost of our key raw materials, polyethylene and polypropylene. Within the polyethylene and polypropylene markets there are specifics of each market that will also likely impact the Company.  Large capacity expansions in polyethylene are anticipated coming online in North America that should benefit the Company while short-term tightness in the North America polypropylene market could cause some near term pressure.  Overall, we continue to believe that the current trends in global oil and resin markets will be positive for the Company.  Additionally, our fiscal 2016 Adjusted free cash flow guidance of $475 million assumes flat overall volumes. Components of Adjusted free cash flow include $817 million of cash flow from operations, less $285 million of additions to property, plant, and equipment and $57 million of payments under our tax receivable agreement.  For the definition of Adjusted free cash flow and further information related to Adjusted free cash flow as a non-GAAP financial measure, see "Liquidity and Capital Resources."
Results of Operations
Comparison of the Quarterly Period Ended April 2, 2016 (the "Quarter") and the Quarterly Period Ended March 28, 2015 (the "Prior Quarter")

Consistent with historical presentation, acquisition (businesses acquired in the last twelve months) sales and operating income disclosed within this section represents the historical results from acquisitions for the comparable prior year period.  The remaining change disclosed represents the changes from the prior period on a combined basis.  Business integration expenses consist of restructuring and impairment charges, manufacturing inefficiencies associated with cost reduction plans, major innovation start-up and other business optimization costs.
Consolidated Overview
	Quarter	Prior Quarter	$ Change	% Change
Net sales	$1,614	$1,224	$390	32%
Operating income	$165	$112	$53	47%
Operating income percentage of net sales	10%	9%

The net sales increase of $390 million from the Prior Quarter is primarily attributed to acquisition net sales of $487 million and a $9 million impact from a 1% base volume improvement partially offset by a $90 million decline in selling prices due to the pass through of lower resin prices and a $16 million negative impact from foreign currency changes.

The operating income increase of $53 million from the Prior Quarter is primarily attributed to acquisition operating income of $41 million, a $30 million improvement in our product mix and price/cost spread including contribution from sourcing synergies, and $4 million from net productivity improvements in manufacturing.  These improvements were partially offset by a $16 million increase in depreciation and amortization primarily related to purchase accounting adjustments associated with the Avintiv acquisition, a $4 million increase in selling, general and administrative expenses, and a $2 million negative impact from foreign currency changes.

Consumer Packaging
	Quarter	Prior Quarter	$ Change	% Change
Net sales	$687	$719	$(32)	(4%)
Operating income	$67	$65	$2	3%
Percentage of net sales	10%	9%

Net sales in the Consumer Packaging segment decreased by $32 million from Prior Quarter primarily attributed to selling price decreases of $40 million due to the pass through of lower resin prices partially offset by an $8 million impact from a 1% base volume improvement.  The volume growth is primarily attributed to improved customer demand in our containers and food service product offerings.

The operating income increase of $2 million from Prior Quarter is primarily attributed to a $10 million improvement in our product mix and price/cost spread, a $3 million decrease in business integration expenses, and net productivity improvements in manufacturing and base volume increases, partially offset by a $6 million increase in selling, general and administrative expenses primarily attributed to higher accrued performance-based bonus expense and stock compensation expense, and a $7 million increase in depreciation and amortization expense.
Health, Hygiene, & Specialties
	Quarter	Prior Quarter	$ Change	% Change
Net sales	$568	$133	$435	327%
Operating income	$53	$10	$43	430%
Percentage of net sales	9%	8%

Net sales in the Health Hygiene & Specialties segment increased by $435 million from Prior Quarter primarily attributed to acquisition net sales of $487 million partially offset by selling price decreases of $31 million due to the pass through of lower resin prices, a $12 million unfavorable impact from currency translation and a negative $11 million impact from a 2% volume decline.  The volume declines were primarily due to market softness in South America and a combination of pricing actions and improvement in product mix in Europe.

The operating income increase of $43 million from Prior Quarter is primarily attributed to acquisition operating income of $41 million, an $11 million improvement in our product mix and price/cost spread including contribution from sourcing synergies, $3 million from net productivity improvements in manufacturing, and a $2 million decrease in selling, general and administrative expenses partially offset by an $11 million increase in depreciation and amortization expense primarily related to purchase accounting adjustments associated with the Avintiv acquisition, $2 million from base volume declines, an unfavorable impact from foreign currency changes and an increase in business integration costs.
Engineered Materials
	Quarter	Prior Quarter	$ Change	% Change
Net sales	$359	$372	$(13)	(3%)
Operating income	$45	$37	$8	22%
Percentage of net sales	13%	10%

Net sales in the Engineered Materials segment decreased by $13 million from Prior Quarter primarily attributed to selling price decreases of $19 million due to the pass through of lower resin prices and a $4 million unfavorable impact from currency translation partially offset by an $11 million increase from a 3% base volume improvement.

The operating income increase of $8 million from Prior Quarter is primarily attributed to a $9 million improvement in our product mix and price/cost spread, a $2 million decline in depreciation and amortization, and improved base volumes partially offset by an increase in selling, general and administrative expenses, and an unfavorable impact from foreign currency changes.
Other (income) expense, net
	Quarter	Prior Quarter	$ Change	% Change
Other (income) expense, net	$(7)	$1	$(8)	(800%)

Other (income) expense, primarily consists of the favorable impact of transactional foreign currency related to the remeasurement of intercompany balances, partially offset by financing fees associated with the Avintiv acquisition.

Interest expense, net
	Quarter	Prior Quarter	$ Change	% Change
Interest expense, net	$74	$52	$22	42%

The interest expense increase of $22 million from Prior Quarter is primarily attributed to the incremental financing incurred related to the Avintiv acquisition partially offset by the net interest savings from the retirement of the 9¾% second priority senior secured notes and corresponding issuance of the 5 1/8% second priority senior secured notes in June 2015.

Income tax expense
	Quarter	Prior Quarter	$ Change	% Change
Income tax expense	$ 39	$ 21	$ 18	86%

For the Quarter, we recorded income tax expense of $39 million compared to income tax expense of $21 million in the Prior Quarter.  The effective tax rate for the Quarter is impacted by discrete items, including certain international entities for which a full valuation allowance is recognized.

Changes in Comprehensive Income
The $122 million increase in comprehensive income from Prior Quarter is primarily attributed to a $104 million improvement in currency translation and a $21 million improvement in net income, partially offset by a $3 million unfavorable change in the fair value of interest rate hedges, net of tax.  Currency translation gains and losses are primarily related to non-U.S. subsidiaries with a functional currency other than U.S. Dollars whereby assets and liabilities are translated from the respective functional currency into U.S. Dollars using period-end exchange rates.  The change in currency translation in the Quarter was primarily attributed to locations utilizing the Euro and Brazilian Reals as the functional currency.  As part of the overall risk management, the Company uses derivative instruments to reduce exposure to changes in interest rates attributed to the Company's floating-rate borrowings and records changes to the fair value of these instruments in Accumulated other comprehensive income.  The $3 million unfavorable change in fair value of these instruments in the Quarter versus Prior Quarter is primarily attributed to a decrease in the forward interest curve between measurement dates.

Comparison of the Two Quarterly Periods Ended April 2, 2016 (the "YTD") and the Two Quarterly Periods Ended March 28, 2015 (the "Prior YTD")

Consistent with historical presentation, acquisition (businesses acquired in the last twelve months) sales and operating income disclosed within this section represents the historical results from acquisitions for the comparable prior year period.  The remaining change disclosed represents the changes from the prior period on a combined basis.  Business integration expenses consist of restructuring and impairment charges, manufacturing inefficiencies associated with cost reduction plans, major innovation start-up and other business optimization costs.

Consolidated Overview
	YTD	Prior YTD	$ Change	% Change
Net sales	$3,226	$2,444	$782	32%
Operating income	$251	$180	$71	39%
Operating income percentage of net sales	8%	7%

The net sales increase of $782 million from the Prior YTD is primarily attributed to acquisition net sales of $1,016 million and a $24 million impact from a 1% base volume improvement partially offset by a $207 million decline in selling prices due to the pass through of lower resin prices and a $52 million negative impact from foreign currency changes.

The operating income increase of $71 million from the Prior YTD is primarily attributed to a $62 million improvement in our product mix and price/cost spread including contribution from sourcing synergies, acquisition operating income of $57 million, and $14 million from net productivity improvements in manufacturing.  These improvements were partially offset by a $36 million increase in depreciation and amortization expense primarily related to purchase accounting adjustments associated with the Avintiv acquisition, a $12 million increase in selling, general and administrative expenses, a $6 million increase in costs related to a non-cash legal reserve, a $5 million increase in business integration costs, and a $5 million negative impact from foreign currency changes.

Consumer Packaging
	YTD	Prior YTD	$ Change	% Change
Net sales	$1,370	$1,432	$(62)	(4%)
Operating income	$110	$93	$17	18%
Operating income percentage of net sales	8%	6%

Net sales in the Consumer Packaging segment decreased by $62 million from Prior YTD primarily attributed to selling price decreases of $95 million due to the pass through of lower resin prices partially offset by an $35 million impact from a 2% base volume improvement.  Increased shipping days in the first quarter had approximately 3% impact on YTD volumes.

The operating income increase of $17 million from Prior YTD is primarily attributed to an $16 million improvement in our product mix and price/cost spread, $18 million decrease in business integration expenses, $5 million from net productivity improvements in manufacturing, and $5 million from base volume increases, partially offset by a $15 million increase in selling, general and administrative expenses primarily attributed to increased shipping days in the first quarter and higher accrued performance-based bonus expense and a $12 million increase in depreciation and amortization expense.  The decrease in business integration costs is the result of costs associated with the 2014 cost reduction plan recognized in Prior YTD.
Health, Hygiene & Specialties
	YTD	Prior YTD	$ Change	% Change
Net sales	$1,132	$261	$871	334%
Operating income	$58	$17	$41	241%
Operating income percentage of net sales	5%	7%

Net sales in the Health, Hygiene & Specialties segment increased by $871 million from Prior YTD primarily attributed to acquisition net sales of $1,016 million partially offset by selling price decreases of $70 million due to the pass through of lower resin prices, a $41 million unfavorable impact from currency translation and a negative $37 million impact from a 3% volume decline.  The volume decline is primarily attributed to a 2% negative impact due to decreased shipping days in Avintiv's prior year December quarter.

The operating income increase of $41 million from Prior YTD is primarily attributed to acquisition operating income of $57 million, a $29 million improvement in our product mix and price/cost spread including contribution from sourcing synergies, $8 million from net productivity improvements in manufacturing, and a $3 million decrease in selling, general and administrative expenses partially offset by a $27 million increase in depreciation and amortization expense primarily related to purchase accounting adjustments associated with the Avintiv acquisition, $8 million from base volume declines, a $19 million increase in business integration costs, and a $3 million unfavorable impact from foreign currency changes.  The increase in business integration expenses primarily consisted of a $16 million increase in restructuring and impairment costs as a result of the Avintiv acquisition.
Engineered Materials
	YTD	Prior YTD	$ Change	% Change
Net sales	$724	$751	$(27)	(4%)
Operating income	$83	$70	$13	19%
Operating income percentage of net sales	11%	9%

Net sales in the Engineered Materials segment decreased by $27 million from Prior YTD primarily attributed to selling price decreases of $42 million due to the pass through of lower resin prices and a $11 million unfavorable impact from currency translation partially offset by a $27 million impact from a 4% base volume improvement.  Increased shipping days in the first quarter had approximately 3% impact on YTD volumes.

The operating income increase of $13 million in the Engineered Materials segment from the Prior YTD is primarily attributed to a $17 million improvement in our product mix and price/cost spread, $4 million in base volume increases, a $3 million decrease in depreciation and amortization expense, and net productivity improvements in manufacturing, partially offset by a $6 million increase in costs related to a non-cash legal reserve recorded in the YTD period, a $2 million increase in restructuring and impairment expense, and a $2 million negative impact from foreign currency changes.

Other (income) expense, net
	YTD	Prior YTD	$ Change	% Change
Other (income) expense, net	$(3)	$—	$(3)	(100%)

The other (income) expense change of $3 million from the Prior YTD is primarily the result of gains realized on transactional foreign currency changes related to the remeasurement of intercompany balances in the YTD.

Interest expense, net
	YTD	Prior YTD	$ Change	% Change
Interest expense, net	$149	$105	$44	42%

The interest expense increase of $44 million from Prior YTD is primarily attributed to the incremental financing incurred related to the Avintiv acquisition partially offset by the net interest savings from the retirement of the 9¾% second priority senior secured notes and corresponding issuance of the 5 1/8% second priority senior secured notes in June 2015.

Income tax expense
	YTD	Prior YTD	$ Change	% Change
Income tax expense	$42	$24	$18	75%

We recorded income tax expense of $42 million in the YTD compared to income tax expense of $24 million in the Prior YTD.  The effective tax rate for the YTD is impacted by discrete items, including certain international entities for which a full valuation allowance is recognized.

Changes in Comprehensive Income
The $106 million increase in comprehensive income from the Prior YTD is primarily attributed to an $89 million improvement in currency translation, a $12 million improvement in net income, and a $5 million favorable impact from the change in fair value of interest rate hedges, net of tax.  Currency translation gains and losses are primarily related to non-U.S. subsidiaries with a functional currency other than U.S. Dollars whereby assets and liabilities are translated from the respective functional currency into U.S. Dollars using period-end exchange rates.  The change in currency translation in the YTD was primarily attributed to locations utilizing the Euro and Brazilian Reals as the functional currency.  As part of the overall risk management, the Company uses derivative instruments to reduce exposure to changes in interest rates attributed to the Company's floating-rate borrowings and records changes to the fair value of these instruments in Accumulated other comprehensive income.  The $5 million favorable impact from the fair value changes of these instruments in the YTD versus Prior YTD is primarily attributed to an increase in the forward interest curve between measurement dates.
Liquidity and Capital Resources
As of the end of the quarter, we had cash and cash equivalents of $212 million, of which approximately 65% was located outside of the U.S.  Our primary sources of cash are the collection of trade receivables generated from the sales of our products and services to our customers and amounts available under our existing lines of credit. Our primary uses of cash are payments for operating expenses, investments in working capital, capital expenditures, interest, taxes, debt obligations, restructuring expenses and other long-term liabilities.  Based on our current level of operations, we believe that cash flow from operations and available cash, together with available borrowings under our senior secured credit facilities, will be adequate to meet our short-term liquidity needs over the next twelve months. We base such belief on historical experience and the funds available under the revolving credit facility. However, we cannot predict our future results of operations and our ability to meet our obligations involves numerous risks and uncertainties, including, but not limited to, those described in the "Risk Factors" section of our most recent Form 10-K filed with the SEC. In particular, increases in the cost of resin which we are unable to pass through to our customers on a timely basis or significant acquisitions could severely impact our liquidity.

Senior Secured Credit Facility
We manage our global cash requirements considering (i) available funds among the many subsidiaries through which we conduct business, (ii) the geographic location of our liquidity needs, and (iii) the cost to access international cash balances.  We have senior secured credit facilities consisting of $4.3 billion of term loans and a $650 million asset-based revolving line of credit. The revolving credit facility matures in May 2020, $1.9 billion of the term loans mature in October 2022, $1.0 billion of the term loans mature in January 2021, and the remaining $1.4 billion of term loans mature in February 2020.  The availability under the revolving line of credit is the lesser of $650 million or an amount determined by a defined borrowing base which is calculated based on available accounts receivable and inventory.  The revolving line of credit allows up to $130 million of letters of credit to be issued instead of borrowings under the revolving line of credit.  At the end of the Quarter, the Company had no outstanding balance on the revolving credit facility, $44 million of outstanding letters of credit and a $30 million borrowing base reserve, resulting in unused borrowing capacity of $576 million under the revolving line of credit.  The Company was in compliance with all covenants at the end of the Quarter.
Our fixed charge coverage ratio, as defined in the revolving credit facility, is calculated based on a numerator consisting of adjusted EBITDA less pro forma adjustments, income taxes paid in cash and capital expenditures, and a denominator consisting of scheduled principal payments in respect of indebtedness for borrowed money, interest expense and certain distributions.  We are obligated to sustain a minimum fixed charge coverage ratio of 1.0 to 1.0 under the revolving credit facility at any time when the aggregate unused capacity under the revolving credit facility is less than 10% of the lesser of the revolving credit facility commitments and the borrowing base (and for 10 business days following the date upon which availability exceeds such threshold) or during the continuation of an event of default.  Our fixed charge ratio was 2.7 to 1.0 at April 2, 2016.

Despite not having financial maintenance covenants, our debt agreements contain certain negative covenants.  The failure to comply with these negative covenants could restrict our ability to incur additional indebtedness, effect acquisitions, enter into certain significant business combinations, make distributions or redeem indebtedness.  The term loan facility contains a negative covenant first lien secured leverage ratio covenant of 4.0 to 1.0 on a pro forma basis for a proposed transaction, such as an acquisition or incurrence of additional first lien debt.  Our first lien secured leverage ratio was 3.5 to 1.0 at April 2, 2016.  In addition to its regular principal payments, during the YTD period, the Company elected to make $200 million in voluntary principal payments on the outstanding term loan, using existing liquidity.
A key financial metric utilized in the calculation of the first lien leverage ratio is adjusted EBITDA (defined as "EBITDA" in the Company's senior secured credit facilities, but referred herein as Adjusted EBITDA). The following table reconciles (i) our Adjusted EBITDA to net income and (ii) our Adjusted free cash flow to cash flow from operating activities, in each case, for the four quarters and quarterly period ended April 2, 2016:
	April 2, 2016
	Four Quarters Ended	Quarterly Period Ended
Adjusted EBITDA	$1,212	$319
Acquisition Adjusted EBITDA (a)	(144)	—
Unrealized cost savings (b)	(51)	(2)
Depreciation and amortization	(444)	(131)
Business optimization and other expense (c)	(66)	(14)
Restructuring and impairment	(28)	(7)
Debt extinguishment	(94)	—
Other income (expense), net	2	7
Interest expense, net	(235)	(74)
Income tax expense	(54)	(39)
Net income	$98	$59
Cash flow from operating activities	$786	$170
Net additions to property, plant and equipment	(265)	(80)
Payments of tax receivable agreement	(57)	—
Adjusted free cash flow	$464	$90
Cash flow from investing activities	(2,551)	(77)
Cash flow from financing activities	1,860	(166)

(a) From April 2015 through September 2015
(b) Primarily consists of unrealized synergies related to the Avintiv acquisition
(c) Includes business optimization, integration expenses and non-cash charges

Adjusted EBITDA and Adjusted Free Cash Flow, as presented in this document, are supplemental financial measures that are not required by, or presented in accordance with, generally accepted accounting principles in the United States ("GAAP").  Adjusted EBITDA and Adjusted Free Cash Flow are not GAAP financial measures and should not be considered as an alternative to operating or net income or cash flows from operating activities, in each case determined in accordance with GAAP.  Adjusted EBITDA is used by our lenders for debt covenant compliance.

We define "Adjusted Free Cash Flow" as cash flow from operating activities less additions to property, plant and equipment and payments of the tax receivable agreement. We believe Adjusted Free Cash Flow is useful to an investor in evaluating our liquidity because Adjusted Free Cash Flow and similar measures are widely used by investors, securities analysts and other interested parties in our industry to measure a company's liquidity without regard to revenue and expense recognition, which can vary depending upon accounting methods.
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
Cash Flows
Net cash provided by operating activities increased $149 million from the Prior YTD primarily attributed to improved performance and a decrease in working capital due to timing.
Net cash used in investing activities increased $2.4 billion from the Prior Year primarily attributed to the Avintiv acquisition and increased capital expenditures to support the larger consolidated business.
Net cash provided by financing activities increased $2.2 billion from the Prior Year primarily attributed to the incremental financing incurred related to the Avintiv acquisition and Providência tender offer.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Sensitivity

We are exposed to market risk from changes in interest rates primarily through our senior secured credit facilities. Our senior secured credit facilities are comprised of (i) $4.3 billion term loans and (ii) a $650 million revolving credit facility. As of April 2, 2016, the Company had no outstanding balance on the revolving credit facility.  Borrowings under our senior secured credit facilities bear interest, at our option, at either an alternate base rate or an adjusted LIBOR rate for a one-, two-, three- or six month interest period, or a nine- or twelve-month period, if available to all relevant lenders, in each case, plus an applicable margin.  The alternate base rate is the greater of (i) in the case of our term loans, Credit Suisse's prime rate or, in the case of our revolving credit facility, Bank of America's prime rate and (ii) one-half of 1.0% over the weighted average of rates on overnight Federal Funds as published by the Federal Reserve Bank of New York. At April 2, 2016, the LIBOR rate of 0.65% applicable to the term loan was below the LIBOR floor of 1.00%.  A 0.25% change in LIBOR would not have a material impact on our interest expense.

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

Under applicable SEC regulations, management of a reporting company, with the participation of the principal executive officer and principal financial officer, must periodically evaluate the company's "disclosure controls and procedures," which are defined generally as controls and other procedures of a reporting company designed to ensure that information required to be disclosed by the reporting company in its periodic reports filed with the commission (such as this Form 10-Q) is recorded, processed, summarized, and reported on a timely basis.

The Company's management, with the participation of the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures as of April 2, 2016. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of April 2, 2016, the design and operation of our disclosure controls and procedures were effective at the reasonable assurance level.

(b)	Changes in internal controls.

Current year acquisitions have been excluded from the scope of our evaluation of disclosure controls and procedures.  We are currently in the process of implementing our internal control structure over these acquired operations and expect this effort will continue into fiscal 2017.  With the exception of the implementation of current year acquisitions into our control structure, there were no changes in our internal control over financial reporting that occurred during the quarter ended April 2, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings

There have been no material changes in legal proceedings from the items disclosed in our Form 10-K filed with the Securities and Exchange Commission.

Item 1A.	Risk Factors

Before investing in our securities, it is recommended to carefully consider the risks described in our most recent Form 10-K filed with the SEC, including those under the heading "Risk Factors" and other information contained in this Quarterly Report.  Realization of any of these risks could have a material adverse effect on our business, financial condition, cash flows and results of operations. There were no material changes in the Company's risk factors since described in our most recent Form 10-K filed with the SEC.
All forward-looking information and subsequent written and oral forward-looking statements attributable to us, or to persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. Some of the factors that we believe could affect our results include:
●	risks associated with our substantial indebtedness and debt service;
●	changes in prices and availability of resin and other raw materials and our ability to pass on changes in raw material prices on a timely basis;
●	performance of our business and future operating results;
●	risks related to our acquisition strategy and integration of acquired businesses;
●	reliance on unpatented know-how and trade secrets;
●	increases in the cost of compliance with laws and regulations, including environmental, safety, and production and product laws and regulations;
●	risks related to disruptions in the overall economy and the financial markets that may adversely impact our business;
●	catastrophic loss of one of our key manufacturing facilities, natural disasters, and other unplanned business interruptions;
●	risks of competition, including foreign competition, in our existing and future markets;
●	general business and economic conditions, particularly an economic downturn;
●	risks that our restructuring program may entail greater implementation costs or result in lower cost savings than anticipated;
●	the ability of our insurance to cover fully our potential exposures; and
●	the other factors discussed in our most recent Form 10-K in the section titled "Risk Factors."

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The Company does not currently have a common stock repurchase program in place. However, during the second quarter of fiscal 2016, our three defined benefit plans acquired with the Avintiv acquisition purchased shares of our common stock for the benefit of the employees who participate in the plan. The following table presents information with respect to those purchases of our common stock made during the second fiscal quarter:

Monthly Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
February 1, 2016 to February 29, 2016	300,000	$29.64	—	—

Item 6. Exhibits

12.1 Computation of Ratio of Earnings to Fixed Charges.*
31.1 Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.*
31.2 Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.*
32.1 Section 1350 Certification of the Chief Executive Officer.*
32.2 Section 1350 Certification of the Chief Financial Officer.*
101. Interactive Data Files.

* Filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Berry Plastics Group, Inc.

May 10, 2016	By:	/s/ Mark W. Miles
Mark W. Miles
Chief Financial Officer