Form 10-Q
period 2016-07-02
BERRY PLASTICS GROUP INC
filed 2016-08-09
CIK 1378992

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 2, 2016
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 001-35672
BERRY PLASTICS GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-5234618
(State or other jurisdiction of incorporation or organization)	(IRS employer identification number)
101 Oakley Street Evansville, Indiana	47710
(Address of principal executive offices)	(Zip code)

Registrant's telephone number, including area code: (812) 424-2904

Securities registered pursuant to Section 12(b) of the Act:

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, or non-accelerated filer.  See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

    Large accelerated filer  ☒         Accelerated filer  ☐        Non-accelerated filer  ☐ Small reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).
Yes  ☐   No  ☒

Class	Outstanding at August 9, 2016
Common Stock, $.01 par value per share	121.6 million shares

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
For Quarterly Period Ended July 2, 2016

Part I. Financial Information

Item 1.	Financial Statements

Berry Plastics Group, Inc.
Consolidated Statements of Income (Loss)
(Unaudited)
(in millions of dollars, except per share amounts)

	Quarterly Period Ended		Three Quarterly Periods Ended
	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015
Net sales	$1,645	$1,241	$4,871	$3,685
Costs and expenses:
Cost of goods sold	1,296	1,003	3,885	3,037
Selling, general and administrative	129	92	421	266
Amortization of intangibles	35	22	106	70
Restructuring and impairment charges	6	3	29	11
Operating income	179	121	430	301
Debt extinguishment	4	94	4	94
Other (income) expense, net	(18)	2	(21)	2
Interest expense, net	73	47	222	152
Income before income taxes	120	(22)	225	53
Income tax (benefit) expense	24	(9)	66	15
Consolidated net income (loss)	$96	$(13)	$159	$38

Net income (loss) per share:
Basic	$0.79	$(0.11)	$1.32	$0.32
Diluted	0.76	(0.11)	1.28	0.31
Outstanding weighted-average shares:
Basic	121.1	119.5	120.5	118.9
Diluted	125.9	119.5	123.9	123.7

Berry Plastics Group, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(in millions of dollars)

	Quarterly Period Ended		Three Quarterly Periods Ended
	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015
Consolidated net income (loss)	$96	$(13)	$159	$38
Currency translation	(16)	2	39	(32)
Interest rate hedges	(4)	2	(20)	(18)
Provision for income taxes related to other comprehensive income items	1	—	8	6
Comprehensive income (loss)	$77	$(9)	$186	$(6)

See notes to consolidated financial statements.

Berry Plastics Group, Inc.
Consolidated Balance Sheets
(in millions of dollars)

	July 2, 2016	September 26, 2015
Assets	(Unaudited)

Current assets:
Cash and cash equivalents	$236	$228
Accounts receivable (less allowance of $10 and 3, respectively)	725	434
Inventories:
Finished goods	428	309
Raw materials and supplies	280	213
	708	522
Deferred income taxes	—	162
Prepaid expenses and other current assets	97	37
Total current assets	1,766	1,383
Property, plant, and equipment, net	2,276	1,294
Goodwill, intangible assets and deferred costs, net	3,735	2,349
Other assets	28	2
Total assets	$7,805	$5,028

Liabilities

Current liabilities:
Accounts payable	$554	$330
Accrued expenses and other current liabilities	466	338
Current portion of long-term debt	66	37
Total current liabilities	1,086	705
Long-term debt, less current portion	5,812	3,648
Deferred income taxes	365	387
Other long-term liabilities	375	341
Total liabilities	7,638	5,081

Redeemable non-controlling interest	12	12

Stockholders' equity (deficit)

Common stock (121.5 and 119.9 shares issued, respectively)	1	1
Additional paid-in capital	440	406
Non-controlling interest	3	3
Accumulated deficit	(197)	(356)
Accumulated other comprehensive loss	(92)	(119)
Total stockholders' equity (deficit)	155	(65)
Total liabilities and stockholders' equity (deficit)	$7,805	$5,028

See notes to consolidated financial statements.

Berry Plastics Group, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(in millions of dollars)

	Three Quarterly Periods Ended
	July 2, 2016	June 27, 2015
Cash Flows from Operating Activities:
Consolidated net income	$159	$38
Adjustments to reconcile net cash provided by operating activities:
Depreciation	284	193
Amortization of intangibles	106	70
Non-cash interest expense	8	5
Deferred income tax	23	12
Debt extinguishment	4	94
Stock compensation expense	17	17
Other non-cash operating activities, net	(12)	5
Changes in working capital	(26)	(38)
Changes in other assets and liabilities	4	(4)
Net cash from operating activities	567	392

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(228)	(124)
Proceeds from sale of assets	4	18
Acquisition of business, net of cash acquired	(2,283)	—
Other investing activities, net	(11)	—
Net cash from investing activities	(2,518)	(106)

Cash Flows from Financing Activities:
Proceeds from long-term borrowings	2,490	702
Repayments on long-term borrowings	(390)	(940)
Proceeds from issuance of common stock	20	16
Payment of tax receivable agreement	(57)	(39)
Debt financing costs	(38)	(87)
Purchase of non-controlling interest	(66)	—
Net cash from financing activities	1,959	(348)
Effect of exchange rate changes on cash	—	(5)
Net change in cash	8	(67)
Cash and cash equivalents at beginning of period	228	129
Cash and cash equivalents at end of period	$236	$62

See notes to consolidated financial statements.

Berry Plastics Group, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
(tables in millions of dollars, except per share data)

1.	Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of Berry Plastics Group, Inc. ("the Company" or "Berry") have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In preparing financial statements in conformity with GAAP, we must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures at the date of the financial statements and during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included, and all subsequent events up to the time of the filing have been evaluated. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's most recent Form 10-K filed with the Securities and Exchange Commission.

In November 2015, the Company reorganized into three operating segments: Health, Hygiene & Specialties, Consumer Packaging, and Engineered Materials.  The Company has recast all prior period amounts to conform to this new reporting structure.

2.	Recently Issued Accounting Pronouncements

Changes to GAAP are established by the Financial Accounting Standards Board ("FASB") in the form of accounting standards updates to the FASB's Accounting Standards Codification.  During fiscal 2016, with the exception of the below, there have been no developments to the recently adopted accounting pronouncements from those disclosed in the Company's 2015 Annual Report on Form 10-K that are considered to have a material impact on our unaudited consolidated financial statements.

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

Income Taxes

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes which simplifies the presentation of deferred income taxes.  This update requires that deferred tax assets and liabilities be classified as non-current in a statement of financial position.  The update is effective for financial periods beginning after December 15, 2017; however, early application is permitted.  The Company adopted this guidance effective at the beginning of fiscal 2016, on a prospective basis, resulting in a $175 million reclassification of our net current deferred tax asset to the net long-term deferred tax liabilities on our Consolidated Balance Sheet.

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
The acquisition has been accounted for under the purchase method of accounting, and accordingly, the purchase price has been allocated to the identifiable assets and liabilities based on preliminary fair values at the acquisition date.  The results of Avintiv have been included in the consolidated results of the Company since the date of the acquisition.  During the quarterly period ending July 2, 2016, the Company recorded adjustments based on an updated fair value analysis to the preliminary purchase price allocation of $10 million, $21 million and negative $27 million to intangible assets, goodwill and property and equipment, respectively.  The Company has not finalized the allocation of the purchase price to the fair value of fixed assets, intangibles, or deferred income taxes and is continuing to review all of the working capital acquired and uncertain tax positions. The Company has recognized Goodwill on this transaction primarily as a result of expected synergies of Avintiv, and does not expect Goodwill to be deductible for tax purposes.  The following table summarizes the current preliminary allocation of purchase price and the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition:
Working capital (a)	$167
Property and equipment	977
Intangible assets	596
Goodwill	831
Historical Avintiv debt assumed	(53)
Non-controlling interest	(63)
Deferred purchase price	(30)
Other assets and long-term liabilities	(165)

(a) Includes an $11 million step up of inventory to fair value

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

Unaudited pro forma net sales were $1.7 billion and $5.1 billion for the quarterly period and three quarterly periods ended June 27, 2015, respectively. Unaudited pro forma net losses were $22 million and $30 million for the quarterly period and three quarterly periods ended June 27, 2015, respectively. The unaudited pro forma net sales and net losses assume that the Avintiv acquisition had occurred as of the beginning of the period.

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

A number of the Company's foreign subsidiaries have entered into factoring agreements to sell certain receivables to unrelated third-party financial institutions. The Company accounts for these transactions in accordance with ASC 860, "Transfers and Servicing" ("ASC 860"). ASC 860 allows for the ownership transfer of accounts receivable to qualify for sale treatment when the appropriate criteria is met, which permits the Company to present the balances sold under the program to be excluded from Accounts receivable, net on the Consolidated Balance Sheets. Receivables are considered sold when (i) they are transferred beyond the reach of the Company and its creditors, (ii) the purchaser has the right to pledge or exchange the receivables, and (iii) the Company has surrendered control over the transferred receivables.  In addition, the Company provides no other forms of continued financial support to the purchaser of the receivables once the receivables are sold. The table below summarizes the total amount of accounts receivable on the Consolidated Balance Sheets, sold under these factoring arrangements as of the end of the third fiscal quarter:

	July 2, 2016	September 26, 2015
Trade receivables sold to financial institutions	$25	$—
Net amounts advanced from financial institutions	(21)	—
Amounts due from financial institutions	$4	$—

In addition to the programs described above, the Company has a U.S. based program where certain U.S. based receivables are sold to unrelated third-party financial institutions. There were no amounts outstanding from the financial institutions related to U.S. based programs at July 2, 2016.  The fees associated with transfer of receivables for all programs were not material for any of the periods presented.

5.	Restructuring and Impairment Charges

The Company incurred restructuring costs related to severance, asset impairment, and facility exit costs.  The tables below set forth the significant components of the restructuring charges recognized, by segment:

	Quarterly Period Ended		Three Quarterly Periods Ended
	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015
Consumer Packaging	$2	$2	$7	$10
Health, Hygiene & Specialties	4	—	20	—
Engineered Materials	—	1	2	1
Consolidated	$6	$3	$29	$11

The table below sets forth the activity with respect to the restructuring accrual at July 2, 2016:

	Severance and termination benefits	Facilities exit costs and other	Non-cash charges	Total
Balance at September 26, 2015	$2	$8	$—	$10
Charges	22	5	2	29
Non-cash asset impairment	—	—	(2)	(2)
Cash payments	(14)	(6)	—	(20)
Balance at July 2, 2016	$10	$7	$—	$17

6.	Accrued Expenses, Other Current Liabilities and Other Long-Term Liabilities

The following table sets forth the totals included in Accrued expenses and other current liabilities on the Consolidated Balance Sheets:

	July 2, 2016	September 26, 2015
Employee compensation, payroll and other	$136	$95
Interest	41	38
Rebates	53	53
Restructuring	17	10
Accrued taxes	53	20
Tax receivable agreement obligation	76	57
Accrued operating expenses	90	65
	$466	$338

The following table sets forth the totals included in Other long-term liabilities on the Consolidated Balance Sheets:

	July 2, 2016	September 26, 2015
Lease retirement obligation	$34	$32
Sale-lease back deferred gain	26	28
Pension liability	76	57
Deferred purchase price	40	—
Tax receivable agreement obligation	99	175
Interest rate swaps	56	36
Other	44	13
	$375	$341

The Company made $57 million of payments related to the income tax receivable agreement ("TRA") in the January 2, 2016 quarter, of which Apollo Global Management, LLC received $46 million. The TRA provides for an annual payment to TRA holders at 85% of the amount of cash savings, if any, in U.S. federal, foreign, state and local income tax that are actually realized as a result of the utilization of our net operating losses attributable to periods prior to the initial public offering.

7.  Long-Term Debt

Long-term debt consists of the following:

	Maturity Date	July 2, 2016	September 26, 2015
Term loan	February 2020	$1,355	$1,369
Term loan	January 2021	814	—
Term loan	October 2022	1,995	—
Modified term loan	—	—	1,019
Revolving line of credit	May 2020	—	—
51/8% Second Priority Senior Secured Notes	July 2023	700	700
51/2% Second Priority Senior Secured Notes	May 2022	500	500
6% Second Priority Senior Secured Notes	October 2022	400	—
Debt discounts and deferred fees		(61)	(29)
Capital leases and other	Various	175	126
Total long-term debt		5,878	3,685
Current portion of long-term debt		(66)	(37)
Long-term debt, less current portion		$5,812	$3,648

The Company's senior secured credit facilities consist of $4.2 billion of term loans and a $650 million asset based revolving line of credit. The Company was in compliance with all covenants as of July 2, 2016.

During fiscal 2016, the Company has made $390 million of repayments on long-term borrowings using existing liquidity.

Term Loans

In October 2015, the Company entered into an incremental assumption agreement to increase the commitments under the existing term loan credit agreement by $2.1 billion.  The incremental assumption agreement provided for that incremental term loan to bear interest at LIBOR plus 3.00% per annum with a LIBOR floor of 1.00% to mature in October 2022 and to be subject to customary amortization. The proceeds from the incremental term loan, in addition to the 6% Second Priority Senior Secured Notes, were used to finance the Avintiv acquisition.  The Company recognized $11 million of debt discount and $25 million of deferred financing fees related to this assumption agreement.

In June 2016, the Company entered into an incremental assumption agreement and amendment to lower the interest rates under certain of the existing term loans.  The term loan maturing in January 2021 now bears interest at LIBOR plus 2.50% per annum with a LIBOR floor of 1.00%.  The term loan maturing in October 2022 now bears interest at LIBOR plus 2.75% per annum with a LIBOR floor of 1.00%. Additionally, if the Company is able to achieve a first lien secured leverage ratio below 3.0 to 1.0, the interest rate on the term loan maturing in October 2022 will be reduced to LIBOR plus 2.50%. All other terms remain unchanged.  The term loans are considered to be a loan syndication and as a result, a portion of the existing term loans were modified and a portion were considered to be extinguished.  The Company recorded $4 million to loss on debt extinguishment, reflecting the write-off of deferred financing fees and debt discounts, net of amortization associated with the portion of the debt that was considered extinguished.  The Company also recognized $2 million of debt discount related to the assumption agreement executed in June 2016.

Debt discounts and deferred financing fees are presented net of Long-term debt, less the current portion on the Consolidated Balance Sheet and are amortized to Interest expense through maturity.

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

Foreign Currency Forward Contracts Not Designated as Hedges

The primary purposes of our foreign currency hedging activities is to manage the potential changes in value associated with the changes in foreign currencies on anticipated future foreign cash movements for certain jurisdictions.  The changes in fair value of these derivative contracts are recognized in other income, net, on our consolidated statements of operations and are largely offset by the remeasurement of the underlying intercompany loan.  These contracts are typically entered into and settled within the given reporting period.

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

In February 2013, the Company entered into an interest rate swap transaction to manage cash flow variability associated with $1 billion of outstanding variable rate term loan debt. The agreement swapped the greater of a three-month variable LIBOR contract or 1.00% for a fixed three-year rate of 2.355%, with an effective date in May 2016 and expiration in May 2019. In June 2013, the Company elected to settle this derivative instrument and received $16 million as a result of this settlement. The offset is included in Accumulated other comprehensive income (loss) and is being amortized to Interest expense from May 2016 through May 2019, the original term of the swap agreement.

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

The Company records the changes in fair value of derivative instruments designated for hedge accounting as prescribed in ASC 815 – Derivatives and Hedging, in Accumulated other comprehensive income (loss) and Deferred income taxes. All other changes in derivative instruments not designated as hedging instruments flow through the Consolidated Statement of Operations.

Balance Sheet Location		July 2, 2016	September 26, 2015
Derivative instruments	Other long-term liabilities	$56	$36

The effect of the Company's derivative instruments on the Consolidated Statement of Operations is as follows:

		Quarterly Period Ended		Three Quarterly Periods Ended
Derivatives instruments	Statement of Operations Location	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015
Interest rate swaps	Interest expense, net	$6	$—	$10	$—
Foreign currency swaps	Other (income) expense	$3	$—	$9	$—

Non-recurring Fair Value Measurements

The Company has certain assets that are measured at fair value on a non-recurring basis when impairment indicators are present. The assets are adjusted to fair value only when the carrying values exceed the fair values. The categorization of the framework used to price the assets is considered Level 3, due to the subjective nature of the unobservable inputs used to determine the fair value. These assets include primarily our definite lived and indefinite lived intangible assets, including Goodwill and our property, plant, and equipment. The Company reviews Goodwill and other indefinite lived assets for impairment as of the first day of the fourth fiscal quarter each year, and more frequently if impairment indicators exist. The Company determined Goodwill and other indefinite lived assets were not impaired in our annual fiscal 2015 assessment. As a result of the segment reorganization that occurred during the January 2, 2016 quarter, the Company conducted the qualitative assessment and determined it was more likely than not that the fair value of each reporting unit exceeded the carrying amount as of the measurement date. No impairment indicators were identified in the current quarter.

Included in the following table are the major categories of assets measured at fair value on a non-recurring basis as of July 2, 2016 and September 26, 2015, along with the impairment loss recognized on the fair value measurement during the period:

	As of July 2, 2016
	Level 1	Level 2	Level 3	Total	Impairment
Indefinite-lived trademarks	$—	$—	$248	$248	$—
Goodwill	—	—	2,541	2,541	—
Definite lived intangible assets	—	—	942	942	—
Property, plant, and equipment	—	—	2,276	2,276	2
Total	$—	$—	$6,007	$6,007	$2

	As of September 26, 2015
	Level 1	Level 2	Level 3	Total	Impairment
Indefinite-lived trademarks	$—	$—	$207	$207	$—
Goodwill	—	—	1,652	1,652	—
Definite lived intangible assets	—	—	486	486	—
Property, plant, and equipment	—	—	1,294	1,294	2
Total	$—	$—	$3,639	$3,639	$2

The Company's financial instruments consist primarily of cash and cash equivalents and long-term debt.  The fair value of our marketable long-term indebtedness exceeded book value by $75 million as of July 2, 2016.  The Company's long-term debt fair values were determined using Level 2 inputs as other significant observable inputs were not available.

9.	Income Taxes

The Company's effective tax rate was 20% and 41% for the quarterly period ended July 2, 2016 and June 27, 2015, respectively, and 29% and 28 % for the three quarterly periods ended July 2, 2016 and June 27, 2015, respectively.  Within the quarter the effective tax rate was favorably impacted by one-time U.S. permanent items. In addition to these items, our year-to-date effective tax rate was lower than our statutory rate due to favorable foreign rate differentials and the U.S. research and development credit, partially offset by state taxes and foreign income taxed in the U.S.

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

	Quarterly Period Ended		Three Quarterly Periods Ended
	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015
Net sales:
Consumer Packaging	$705	$731	$2,075	$2,163
Health, Hygiene & Specialties	567	122	1,699	383
Engineered Materials	373	388	1,097	1,139
Total net sales	$1,645	$1,241	$4,871	$3,685
Operating income:
Consumer Packaging	$63	$75	$173	$168
Health, Hygiene & Specialties	61	7	119	24
Engineered Materials	55	39	138	109
Total operating income	$179	$121	$430	$301
Depreciation and amortization:
Consumer Packaging	$65	$59	$195	$177
Health, Hygiene & Specialties	36	8	140	26
Engineered Materials	19	20	55	60
Total depreciation and amortization	$120	$87	$390	$263

	July 2, 2016	September 26, 2015
Total assets:
Consumer Packaging	$3,617	$3,832
Health, Hygiene & Specialties	3,471	385
Engineered Materials	717	811
Total assets	$7,805	$5,028
Goodwill:
Consumer Packaging	$1,521	$1,520
Health, Hygiene & Specialties	937	48
Engineered Materials	83	84
Total goodwill	$2,541	$1,652

Selected information by geography is presented in the following tables:

	Quarterly Period Ended		Three Quarterly Periods Ended
	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015
Net sales:
North America	$1,329	$1,193	$3,939	$3,540
South America	88	2	246	5
Europe	158	30	481	91
Asia	70	16	205	49
Total net sales	$1,645	$1,241	$4,871	$3,685

	July 2, 2016	September 26, 2015
Long-lived assets:
North America	$4,706	$3,510
South America	570	5
Europe	488	79
Asia	275	51
Total Long-lived assets	$6,039	$3,645

Goodwill

In connection with the change in reporting segments, the Company allocated the goodwill to the new segments under the provisions of ASC 350.  The changes in the carrying amount of goodwill by reportable segment due to the current year realignment are as follows:

	Rigid Open Top	Rigid Closed Top	Engineered Materials	Flexible Packaging	Consumer Packaging	Health, Hygiene & Specialties	Total
Balance as of September 26, 2015	$681	$823	$69	$79	$—	$—	$1,652
Segment reorganization	(681)	(823)	15	(79)	1,520	48	—
Acquisitions, net	—	—	—	—	—	846	846
Foreign currency translation adjustment	—	—	(1)	—	1	43	43
Balance as of July 2, 2016	$—	$—	$83	$—	$1,521	$937	$2,541

11.	Contingencies and Commitments

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

	Quarterly Period Ended		Three Quarterly Periods Ended
(in millions, except per share amounts)	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015
Numerator
Consolidated net income (loss)	$96	$(13)	$159	$38
Denominator
Weighted average common shares outstanding - basic	121.1	119.5	120.5	118.9
Dilutive shares	4.8	-	3.4	4.8
Weighted average common and common equivalent shares outstanding - diluted	125.9	119.5	123.9	123.7

Per common share income (loss)
Basic	$0.79	$(0.11)	$1.32	$0.32
Diluted	$0.76	$(0.11)	$1.28	$0.31

13.	Accumulated Other Comprehensive Income (Loss)

The components and activity of Accumulated other comprehensive income (loss) are as follows:

(Amounts presented net of taxes)	Currency Translation	Defined Benefit Pension and Retiree Health Benefit Plans	Interest Rate Hedges	Accumulated Other Comprehensive Income (Loss)
Balance at September 26, 2015	$(81)	$(25)	$(13)	$(119)
Other comprehensive income (loss) before reclassifications	39	—	(30)	9
Net amount reclassified from accumulated other comprehensive income (loss)	—	—	10	10
Provision for income taxes related to other comprehensive income items	—	—	8	8
Balance at July 2, 2016	$(42)	$(25)	$(25)	$(92)

(Amounts presented net of taxes)	Currency Translation	Defined Benefit Pension and Retiree Health Benefit Plans	Interest Rate Hedges	Accumulated Other Comprehensive Income (Loss)
Balance at September 27, 2014	$(36)	$(15)	$8	$(43)
Other comprehensive income (loss) before reclassifications	(32)	—	(18)	(50)
Net amount reclassified from accumulated other comprehensive income (loss)	—	—	—	—
Provision for income taxes related to other comprehensive income items	—	—	6	6
Balance at June 27, 2015	$(68)	$(15)	$(4)	$(87)

14.	Purchase of Non-controlling Interest

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

Condensed Supplemental Consolidated Balance Sheet

	July 2, 2016
	Parent	Issuer	Guarantor Subsidiaries	Non— Guarantor Subsidiaries	Eliminations	Total
Current assets	—	97	1,055	614	—	1,766
Intercompany receivable	436	2,935	—	46	(3,417)	—
Property, plant, and equipment, net	—	78	1,474	724	—	2,276
Other assets	272	4,099	4,102	750	(5,460)	3,763
Total assets	$708	$7,209	$6,631	$2,134	$(8,877)	$7,805

Current liabilities	76	209	495	306	—	1,086
Intercompany payable	—	45	3,372	—	(3,417)	—
Other long-term liabilities	465	5,925	102	60	—	6,552
Redeemable non-controlling interest	12	—	—	12	(12)	12
Stockholders' equity (deficit)	155	1,030	2,662	1,756	(5,448)	155
Total liabilities and stockholders' equity (deficit)	$708	$7,209	$6,631	$2,134	$(8,877)	$7,805

	September 26, 2015
	Parent	Issuer	Guarantor Subsidiaries	Non— Guarantor Subsidiaries	Eliminations	Total
Current assets	162	257	767	197	—	1,383
Intercompany receivable	329	2,963	—	83	(3,375)	—
Property, plant and equipment, net	—	79	1,111	104	—	1,294
Other assets	75	1,553	2,152	102	(1,531)	2,351
Total assets	$566	$4,852	$4,030	$486	$(4,906)	$5,028

Current liabilities	57	205	366	77	—	705
Intercompany payable	—	—	3,375	—	(3,375)	—
Other long-term liabilities	562	3,769	39	6	—	4,376
Redeemable non-controlling interest	12	—	—	—	—	12
Stockholders' equity (deficit)	(65)	878	250	403	(1,531)	(65)
Total liabilities and stockholders' equity (deficit)	$566	$4,852	$4,030	$486	$(4,906)	$5,028

Condensed Supplemental Consolidated Statements of Operations

	Quarterly Period Ended July 2, 2016
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$150	$1,081	$414	$—	$1,645
Cost of goods sold	—	140	834	322	—	1,296
Selling, general and administrative	—	6	93	30	—	129
Amortization of intangibles	—	2	27	6	—	35
Restructuring and impairment charges	—	—	1	5	—	6
Operating income	—	2	126	51	—	179
Debt extinguishment	—	4	—	—	—	4
Other expense (income), net	—	4	(4)	(18)	—	(18)
Interest expense, net	—	9	63	1	—	73
Equity in net income of subsidiaries	(120)	(119)	—	—	239	—
Income (loss) before income taxes	120	104	67	68	(239)	120
Income tax expense (benefit)	24	4	1	14	(19)	24
Consolidated net income (loss)	$96	$100	$66	$54	$(220)	$96
Comprehensive net income (loss)	$96	$98	$65	$38	$(220)	$77

	Quarterly Period Ended June 27, 2015
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$155	$961	$125	$—	$1,241
Cost of goods sold	—	121	773	109	—	1,003
Selling, general and administrative	—	17	63	12	—	92
Amortization of intangibles	—	2	18	2	—	22
Restructuring and impairment charges	—	—	3	—	—	3
Operating income	—	15	104	2	—	121
Debt extinguishment	—	94	—	—	—	94
Other expense (income), net	—	(2)	3	1	—	2
Interest expense, net	—	6	37	4	—	47
Equity in net income of subsidiaries	22	(60)	—	—	38	—
Income (loss) before income taxes	(22)	(23)	64	(3)	(38)	(22)
Income tax expense (benefit)	(9)	(10)	—	1	9	(9)
Consolidated net income (loss)	$(13)	$(13)	$64	$(4)	$(47)	$(13)
Comprehensive net income (loss)	$(13)	$(11)	$64	$(2)	$(47)	$(9)

	Three Quarterly Periods Ended July 2, 2016
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$442	$3,143	$1,286	$—	$4,871
Cost of goods sold	—	373	2,490	1,022	—	3,885
Selling, general and administrative	—	89	251	81	—	421
Amortization of intangibles	—	6	77	23	—	106
Restructuring and impairment charges	—	—	23	6	—	29
Operating income	—	(26)	302	154	—	430
Debt extinguishment	—	4	—	—	—	4
Other expense (income), net	—	15	(11)	(25)	—	(21)
Interest expense, net	—	27	158	37	—	222
Equity in net income of subsidiaries	(225)	(258)	—	—	483	—
Income (loss) before income taxes	225	186	155	142	(483)	225
Income tax expense (benefit)	66	23	2	36	(61)	66
Consolidated net income (loss)	$159	$163	$153	$106	$(422)	$159
Comprehensive net income (loss)	$159	$152	$152	$145	$(422)	$186

Consolidating Statement of Cash Flows
Cash Flow from Operating Activities	$—	$23	$382	$162	$—	$567
Cash Flow from Investing Activities
Additions to property, plant, and equipment	—	(13)	(181)	(34)	—	(228)
Proceeds from sale of assets	—	—	4	—	—	4
(Contributions) distributions to/from subsidiaries	(20)	(2,240)	—	—	2,260	—
Intercompany advances (repayments)	—	11	—	—	(11)	—
Acquisition of business, net of cash acquired	—	—	(291)	(1,992)	—	(2,283)
Other investing activities, net	—	(11)	—	—	—	(11)
Net cash from investing activities	(20)	(2,253)	(468)	(2,026)	2,249	(2,518)

Cash Flow from Financing Activities
Proceeds from long-term debt	—	2,490	—	—	—	2,490
Purchase of non-controlling interest	—	—	(66)	—	—	(66)
Proceeds from issuance of common stock	20	—	—	—	—	20
Payment of tax receivable agreement	(57)	—	—	—	—	(57)
Repayments on long-term borrowings	—	(356)	—	(34)	—	(390)
Contribution from Parent	—	—	291	1,969	(2,260)	—
Debt financing costs	—	(38)	—	—	—	(38)
Changes in intercompany balances	57	—	(110)	42	11	—
Net cash from financing activities	20	2,096	115	1,977	(2,249)	1,959

Effect of exchange rate changes on cash	—	—	—	—	—	—

Net change in cash	—	(134)	29	113	—	8
Cash and cash equivalents at beginning of period	—	163	—	65	—	228
Cash and cash equivalents at end of period	$—	$29	$29	$178	$—	$236

	Three Quarterly Periods Ended June 27, 2015
	Parent	Issuer	Guarantor Subsidiaries	Non— Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$464	$2,871	$350	$—	$3,685
Cost of goods sold	—	394	2,366	277	—	3,037
Selling, general and administrative	—	50	183	33	—	266
Amortization of intangibles	—	6	58	6	—	70
Restructuring and impairment charges	—	—	11	—	—	11
Operating income (loss)	—	14	253	34	—	301
Debt extinguishment	—	94	—	—	—	94
Other expense (income), net	—	(1)	2	1	—	2
Interest expense, net	—	19	119	14	—	152
Equity in net income of subsidiaries	(53)	(148)	—	—	201	—
Income (loss) before income taxes	53	50	132	19	(201)	53
Income tax expense (benefit)	15	12	—	3	(15)	15
Consolidated net income (loss)	$38	$38	$132	$16	$(186)	$38
Comprehensive net income (loss)	$38	$26	$132	$(16)	$(186)	$(6)

Consolidating Statement of Cash Flows
Cash Flow from Operating Activities	$—	$(35)	$407	$20	$—	$392
Cash Flow from Investing Activities
Additions to property, plant, and equipment	—	(11)	(110)	(3)	—	(124)
Proceeds from sale of assets	—	—	13	5	—	18
(Contributions) distributions to/from subsidiaries	(16)	16	—	—	—	—
Intercompany advances (repayments)	—	282	—	—	(282)	—
Acquisition of business, net of cash acquired	—	—	—	—	—	—
Net cash from investing activities	(16)	287	(97)	2	(282)	(106)

Cash Flow from Financing Activities
Proceeds from long-term debt	—	702	—	—	—	702
Proceeds from issuance of common stock	16	—	—	—	—	16
Payment of tax receivable agreement	(39)	—	—	—	—	(39)
Repayments on long-term borrowings	—	(937)	—	(3)	—	(940)
Debt financing costs	—	(87)	—	—	—	(87)
Changes in intercompany balances	39	—	(321)	—	282	—
Net cash from financing activities	16	(322)	(321)	(3)	282	(348)

Effect of exchange rate changes on cash	—	—	—	(5)	—	(5)

Net change in cash	—	(70)	(11)	14	—	(67)
Cash and cash equivalents at beginning of period	—	70	15	44	—	129
Cash and cash equivalents at end of period	$—	$—	$4	$58	$—	$62

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

The Company's fiscal year is based on fifty-two or fifty-three week periods.  Fiscal 2016 is a fifty-three week period.

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

	Polyethylene Butene Film			Polypropylene
	2016	2015	2014	2016	2015	2014
1st quarter	$.69	$.86	$.82	$.70	$.92	$.89
2nd quarter	.66	.75	.85	.75	.73	.95
3rd quarter	.73	.76	.86	.71	.68	.91
4th quarter	—	.73	.87	—	.66	.92

Due to differences in the timing of passing through resin cost changes to our customers on escalator/de-escalator programs, segments are negatively impacted in the short term when plastic resin costs increase and are positively impacted when plastic resin costs decrease. This timing lag in passing through raw material cost changes could affect our results as plastic resin costs fluctuate.

Outlook.  The Company is impacted by general economic and industrial growth, plastic resin availability and affordability, and general industrial production.  Our business has both geographic and end-market diversity, which reduces the effect of any one of these factors on our overall performance.  Our results are affected by our ability to pass through raw material cost changes to our customers, improve manufacturing productivity and adapt to volume changes of our customers.  Historically, there has been a very tight correlation between oil prices and the cost of our key raw materials, polyethylene and polypropylene.  Within the polyethylene and polypropylene markets there are specifics of each market that will also likely impact the Company.  Large capacity expansions in polyethylene are anticipated coming online in North America that should benefit the Company.  Overall, we continue to believe that these current trends in global oil and resin markets will be positive for the Company.  Outside of North America, we continue to believe health, pharmaceuticals, personal care and food packaging growth opportunities exist, especially in Asia, where expected per capita consumption increases should result in organic growth.  Our fiscal 2016 Adjusted free cash flow guidance is $475 million.  Components of Adjusted free cash flow include $817 million of cash flow from operations, less $285 million of additions to property, plant, and equipment and $57 million of payments under our tax receivable agreement.  For the definition of Adjusted free cash flow and further information related to Adjusted free cash flow as a non-GAAP financial measure, see "Liquidity and Capital Resources."
Results of Operations
Comparison of the Quarterly Period Ended July 2, 2016 (the "Quarter") and the Quarterly Period Ended June 27, 2015 (the "Prior Quarter")

Consistent with historical presentation, acquisition (businesses acquired in the last twelve months) sales and operating income disclosed within this section represents the historical results from acquisitions for the comparable prior year period.  The remaining change disclosed represents the changes from the prior period on a combined basis.  Business integration expenses consist of restructuring and impairment charges, manufacturing inefficiencies associated with cost reduction plans, major innovation start-up and other business optimization costs.  Tables present dollars in millions.

Consolidated Overview
	Quarter	Prior Quarter	$ Change	% Change
Net sales	$1,645	$1,241	$404	33%
Operating income	$179	$121	$58	48%
Operating income percentage of net sales	11%	10%

The net sales increase of $404 million from the Prior Quarter is primarily attributed to acquisition net sales of $469 million, partially offset by a negative $30 million impact from a 2% volume decline, a $31 million decline in selling prices, and a $4 million negative impact from foreign currency changes.

The operating income increase of $58 million from the Prior Quarter is primarily attributed to acquisition operating income of $34 million, a $32 million improvement in our product mix and price/cost spread including contribution from sourcing synergies, and $4 million reduction in business integration expenses.  These improvements were partially offset by a $3 million increase in depreciation and amortization primarily related to purchase accounting adjustments associated with the Avintiv acquisition, $5 million from base volume declines, and $5 million of increased costs in manufacturing.

Consumer Packaging
	Quarter	Prior Quarter	$ Change	% Change
Net sales	$705	$731	$(26)	(4%)
Operating income	$63	$75	$(12)	(16%)
Percentage of net sales	9%	10%

Net sales in the Consumer Packaging segment decreased by $26 million from Prior Quarter primarily attributed to selling price decreases of $10 million and a negative $16 million impact from a 2% base volume decline.  The volume decline is primarily attributed to softer consumer packaged food demand and lower restaurant traffic.

The operating income decrease of $12 million from Prior Quarter is primarily attributed to a $6 million increase in depreciation, $4 million of increased manufacturing costs, and $3 million from base volume declines.

Health, Hygiene & Specialties
	Quarter	Prior Quarter	$ Change	% Change
Net sales	$567	$122	$445	365%
Operating income	$61	$7	$54	771%
Percentage of net sales	11%	6%

Net sales in the Health, Hygiene & Specialties segment increased by $445 million from Prior Quarter primarily attributed to acquisition net sales of $469 million partially offset by selling price decreases of $14 million, a $2 million unfavorable impact from currency translation, and a negative $8 million impact from a 1% base volume decline.  The volume declines were primarily due to a combination of pricing actions and improvements in the product mix in Europe.

The operating income increase of $54 million from Prior Quarter is primarily attributed to acquisition operating income of $34 million and a $20 million improvement in our product mix and price/cost spread including contribution from sourcing synergies.

Engineered Materials
	Quarter	Prior Quarter	$ Change	% Change
Net sales	$373	$388	$(15)	(4%)
Operating income	$55	$39	$16	41%
Percentage of net sales	15%	10%

Net sales in the Engineered Materials segment decreased by $15 million from Prior Quarter primarily attributed to selling price decreases of $6 million, a $2 million unfavorable impact from currency translation, and a negative $7 million impact from a 2% base volume decline.  We believe that the volume decline is primarily related to inventory reductions by our customers on the expectation of lower future costs.

The operating income increase of $16 million from Prior Quarter is primarily attributed to an $11 million improvement in our product mix and price/cost spread and a $4 million reduction in business integration and restructuring costs.
Debt extinguishment
	Quarter	Prior Quarter	$ Change	% Change
Debt extinguishment	$4	$94	$(90)	(96%)

Debt extinguishment decreased by $90 million from Prior Quarter primarily attributed to tender and redemption costs associated with the discharge of the 9¾% second priority senior secured notes in Prior Quarter.

Other (income) expense, net
	Quarter	Prior Quarter	$ Change	% Change
Other (income) expense, net	$(18)	$2	$(20)	(1,000%)

Other (income) expense, primarily consists of $18 million from the net favorable impact of transactional foreign currency related to the remeasurement of non-operating intercompany balances.

Interest expense, net
	Quarter	Prior Quarter	$ Change	% Change
Interest expense, net	$73	$47	$26	55%

The interest expense increase of $26 million from Prior Quarter is primarily attributed to the incremental financing incurred related to the Avintiv acquisition.

Income tax expense
	Quarter	Prior Quarter	$ Change	% Change
Income tax expense (benefit)	$24	$(9)	$33	367%

The income tax expense increase of $33 million from the Prior Quarter is primarily attributed to an increase in Income before income taxes.  Within the Quarter the 20% effective tax rate was favorably impacted by one-time U.S. permanent items, favorable foreign rate differentials and the U.S. research and development credit.

Changes in Comprehensive Income (Loss)

The $86 million increase in comprehensive income (loss) from Prior Quarter is primarily attributed to a $109 million improvement in net income, partially offset by an $18 million unfavorable change in currency translation.  Currency translation gains and losses are primarily related to non-U.S. subsidiaries with a functional currency other than U.S. Dollars whereby assets and liabilities are translated from the respective functional currency into U.S. Dollars using period-end exchange rates.  The change in currency translation in the Quarter was primarily attributed to locations utilizing the Euro, Pound Sterling, and Brazilian Reals as the functional currency.  As part of the overall risk management, the Company uses derivative instruments to reduce exposure to changes in interest rates attributed to the Company's floating-rate borrowings and records changes to the fair value of these instruments in Accumulated other comprehensive income (loss).  The $5 million unfavorable change in fair value of these instruments in the Quarter versus Prior Quarter is primarily attributed to a decrease in the forward interest curve between measurement dates.

Comparison of the Three Quarterly Periods Ended July 2, 2016 (the "YTD") and the Three Quarterly Periods Ended June 27, 2015 (the "Prior YTD")

Consistent with historical presentation, acquisition (businesses acquired in the last twelve months) sales and operating income disclosed within this section represents the historical results from acquisitions for the comparable prior year period.  The remaining change disclosed represents the changes from the prior period on a combined basis.  Business integration expenses consist of restructuring and impairment charges, manufacturing inefficiencies associated with cost reduction plans, major innovation start-up and other business optimization costs.  Tables present dollars in millions.

Consolidated Overview
	YTD	Prior YTD	$ Change	% Change
Net sales	$4,871	$3,685	$1,186	32%
Operating income	$430	$301	$129	43%
Operating income percentage of net sales	9%	8%

The net sales increase of $1,186 million from the Prior YTD is primarily attributed to acquisition net sales of $1,488 million, partially offset by a $237 million decline in selling prices due to the pass through of lower resin prices, and a $56 million negative impact from foreign currency changes.

The operating income increase of $129 million from the Prior YTD is primarily attributed to a $95 million improvement in our product mix and price/cost spread including contribution from sourcing synergies, acquisition operating income of $92 million, and $9 million from net productivity improvements in manufacturing.  These improvements were partially offset by a $39 million increase in depreciation and amortization expense primarily related to purchase accounting adjustments associated with the Avintiv acquisition, a $9 million increase in selling, general and administrative expenses, an $8 million increase in business integration and restructuring costs, and a $6 million negative impact from foreign currency changes.

Consumer Packaging
	YTD	Prior YTD	$ Change	% Change
Net sales	$2,075	$2,163	$(88)	(4%)
Operating income	$173	$168	$5	3%
Operating income percentage of net sales	8%	8%

Net sales in the Consumer Packaging segment decreased by $88 million from Prior YTD primarily attributed to selling price decreases of $105 million due to the pass through of lower resin prices partially offset by an $18 million impact from a 1% base volume improvement.  Increased shipping days in the first quarter had approximately 2% impact on YTD volumes partially offset by softer consumer packaged food demands.

The operating income increase of $5 million from Prior YTD is primarily attributed to a $16 million improvement in our product mix and price/cost spread and an $18 million decrease in business integration expenses, partially offset by a $14 million increase in selling, general and administrative expenses primarily attributed to increased shipping days in the first quarter and higher accrued performance-based bonus expense, and an $18 million increase in depreciation and amortization expense.  The decrease in business integration costs is the result of costs associated with the 2014 cost reduction plan recognized in Prior YTD.

Health, Hygiene & Specialties
	YTD	Prior YTD	$ Change	% Change
Net sales	$1,699	$383	$1,316	344%
Operating income	$119	$24	$95	396%
Operating income percentage of net sales	7%	6%

Net sales in the Health, Hygiene & Specialties segment increased by $1,316 million from Prior YTD primarily attributed to acquisition net sales of $1,488 million partially offset by selling price decreases of $84 million due to the pass through of lower resin prices, a $43 million unfavorable impact from currency translation, and a negative $45 million impact from a 2% volume decline.  The volume decline is primarily attributed to a negative impact due to decreased shipping days in Avintiv's prior year December quarter, pricing actions and improvements in the product mix in Europe.

The operating income increase of $95 million from Prior YTD is primarily attributed to acquisition operating income of $92 million, a $50 million improvement in our product mix and price/cost spread including contribution from sourcing synergies, a $6 million increase from net productivity improvements in manufacturing, and a $4 million decrease in selling, general and administrative expenses, partially offset by a $26 million increase in depreciation and amortization expense primarily related to purchase accounting adjustments associated with the Avintiv acquisition, $9 million from base volume declines, a $19 million increase in business integration costs, and a $4 million unfavorable impact from foreign currency changes.  The increase in business integration expenses primarily consisted of a $17 million increase in restructuring and impairment costs associated with the Avintiv acquisition.
Engineered Materials
	YTD	Prior YTD	$ Change	% Change
Net sales	$1,097	$1,139	$(42)	(4%)
Operating income	$138	$109	$29	27%
Operating income percentage of net sales	13%	10%

Net sales in the Engineered Materials segment decreased by $42 million from Prior YTD primarily attributed to selling price decreases of $48 million due to the pass through of lower resin prices and a $13 million unfavorable impact from currency translation partially offset by a $21 million impact from a 2% base volume improvement.  Increased shipping days in the first quarter had approximately 2% impact on YTD volumes.

The operating income increase of $29 million in the Engineered Materials segment from the Prior YTD is primarily attributed to a $28 million improvement in our product mix and price/cost spread, $2 million in base volume increases, a $5 million decrease in depreciation and amortization expense, a $2 million decrease in selling, general and administrative expenses, and a $2 million improvement in productivity in manufacturing, partially offset by a $6 million non-cash legal reserve recorded in the YTD and a $2 million negative impact from foreign currency changes.

Debt extinguishment
	YTD	Prior YTD	$ Change	% Change
Debt extinguishment	$4	$94	$(90)	(96%)

Debt extinguishment decreased by $90 million from Prior YTD primarily attributed to tender and redemption costs associated with the discharge of the 9¾% second priority senior secured notes in Prior YTD.

Other (income) expense, net
	YTD	Prior YTD	$ Change	% Change
Other (income) expense, net	$(21)	$2	$(23)	(1,150%)

Other (income) expense in the YTD primarily consists of $27 million from the net favorable impact of transactional foreign currency related to the remeasurement of non-operating intercompany balances, partially offset by $5 million in financing fees associated with the Avintiv acquisition.

Interest expense, net
	YTD	Prior YTD	$ Change	% Change
Interest expense, net	$222	$152	$70	46%

The interest expense increase of $70 million from Prior YTD is primarily attributed to the incremental financing incurred related to the Avintiv acquisition, partially offset by the net interest savings from the retirement of the 9¾% second priority senior secured notes and corresponding issuance of the 5 1/8% second priority senior secured notes in June 2015.

Income tax expense
	YTD	Prior YTD	$ Change	% Change
Income tax expense	$66	$15	$51	340%

The income tax expense increase of $51 million from the Prior YTD is primarily attributed to an increase in Income before income taxes.  Our year-to-date effective tax rate was lower than our statutory rate primarily due to favorable U.S. permanent items, favorable foreign rate differentials, and the U.S. research and development credit, partially offset by state taxes and foreign income taxed in the U.S.
Changes in Comprehensive Income (Loss)

The $192 million increase in comprehensive income (loss) from the Prior YTD is primarily attributed to a $71 million improvement in currency translation and a $121 million improvement in net income.  Currency translation gains and losses are primarily related to non-U.S. subsidiaries with a functional currency other than U.S. Dollars whereby assets and liabilities are translated from the respective functional currency into U.S. Dollars using period-end exchange rates.  The change in currency translation in the YTD was primarily attributed to locations utilizing the Euro, Pound Sterling, and Brazilian Reals as the functional currency.  As part of the overall risk management, the Company uses derivative instruments to reduce exposure to changes in interest rates attributed to the Company's floating-rate borrowings and records changes to the fair value of these instruments in Accumulated other comprehensive income (loss).  The change in fair value of these instruments in the YTD versus Prior YTD is primarily attributed to a decrease in the forward interest curve between measurement dates.
Liquidity and Capital Resources

As of the end of the quarter, we had cash and cash equivalents of $236 million, of which approximately 84% was located outside of the U.S.  Our primary sources of cash are the collection of trade receivables generated from the sales of our products and services to our customers and amounts available under our existing lines of credit. Our primary uses of cash are payments for operating expenses, investments in working capital, capital expenditures, interest, taxes, debt obligations, restructuring expenses and other long-term liabilities.  Based on our current level of operations, we believe that cash flow from operations and available cash, together with available borrowings under our senior secured credit facilities, will be adequate to meet our short-term liquidity needs over the next twelve months.  We base such belief on historical experience and the funds available under the revolving credit facility.  However, we cannot predict our future results of operations and our ability to meet our obligations involves numerous risks and uncertainties, including, but not limited to, those described in the "Risk Factors" section of our most recent Form 10-K filed with the SEC.  In particular, increases in the cost of resin which we are unable to pass through to our customers on a timely basis or significant acquisitions could severely impact our liquidity.
Senior Secured Credit Facilities

We manage our global cash requirements considering (i) available funds among the many subsidiaries through which we conduct business, (ii) the geographic location of our liquidity needs, and (iii) the cost to access international cash balances.  We have senior secured credit facilities consisting of $4.2 billion of term loans and a $650 million asset-based revolving line of credit.  The revolving credit facility matures in May 2020, $2.0 billion of the term loans mature in October 2022, $814 million of the term loans mature in January 2021, and the remaining $1.4 billion of term loans mature in February 2020.  The availability under the revolving line of credit is the lesser of $650 million or an amount determined by a defined borrowing base which is calculated based on available accounts receivable and inventory.  The revolving line of credit allows up to $130 million of letters of credit to be issued instead of borrowings under the revolving line of credit.  At the end of the Quarter, the Company had no outstanding balance on the revolving credit facility, $40 million of outstanding letters of credit and a $30 million borrowing base reserve, resulting in unused borrowing capacity of $580 million under the revolving line of credit.  The Company was in compliance with all covenants at the end of the Quarter.
Despite not having financial maintenance covenants, our debt agreements contain certain negative covenants.  The failure to comply with these negative covenants could restrict our ability to incur additional indebtedness, effect acquisitions, enter into certain significant business combinations, make distributions or redeem indebtedness.  The term loan facility contains a negative covenant first lien secured leverage ratio covenant of 4.0 to 1.0 on a pro forma basis for a proposed transaction, such as an acquisition or incurrence of additional first lien debt.  As of July 2, 2016 our first lien debt of $4.3 billion less cash and cash equivalents of $236 million divided by our four quarters ended Adjusted EBITDA resulted in a first lien secured leverage ratio of 3.4 to 1.0.

A key financial metric utilized in the calculation of the first lien leverage ratio is adjusted EBITDA (defined as "EBITDA" in the Company's senior secured credit facilities, but referred herein as Adjusted EBITDA). The following table reconciles (i) our Adjusted EBITDA to net income and (ii) our Adjusted free cash flow to cash flow from operating activities, in each case, for the four quarters ended July 2, 2016:

Four Quarters Ended July 2, 2016
Adjusted EBITDA	$1,212
Acquisition Adjusted EBITDA (a)	(70)
Unrealized cost savings (b)	(28)
Depreciation and amortization	(477)
Debt extinguishment	(4)
Other non-cash charges	(39)
Business optimization and other expense (c)	(30)
Restructuring and impairment	(31)
Other income (expense), net	22
Interest expense, net	(261)
Income tax expense	(87)
Net income	$207
Cash flow from operating activities	$812
Net additions to property, plant and equipment	(280)
Payments of tax receivable agreement	(57)
Adjusted free cash flow	$475
Cash flow from investing activities	(2,577)
Cash flow from financing activities	1,942

(a)         From July 2015 through September 2015
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

We define "Adjusted Free Cash Flow" as cash flow from operating activities less additions to property, plant and equipment and payments under the tax receivable agreement.  We believe Adjusted Free Cash Flow is useful to an investor in evaluating our liquidity because Adjusted Free Cash Flow and similar measures are widely used by investors, securities analysts and other interested parties in our industry to measure a company's liquidity without regard to revenue and expense recognition, which can vary depending upon accounting methods.

These non-GAAP financial measures may be calculated differently by other companies, including other companies in our industry, limiting their usefulness as comparative measures.

Tax Receivable Agreement

The Company made $57 million of payments related to the income tax receivable agreement ("TRA") in the first fiscal quarter of 2016, of which Apollo Global Management, LLC received $46 million.  The $57 million payment represents the only TRA payment required in fiscal 2016.

Cash Flows

Net cash provided by operating activities increased $175 million from the Prior YTD primarily attributed to improved operating performance.
Net cash used in investing activities increased $2.4 billion from the Prior Year primarily attributed to the Avintiv acquisition and increased capital expenditures to support the larger consolidated business.
Net cash provided by financing activities increased $2.3 billion from the Prior Year primarily attributed to the incremental financing incurred related to the Avintiv acquisition, partially offset by the $66 million Providência tender offer and repayment of $390 million on long-term borrowings.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

We are exposed to market risk from changes in interest rates primarily through our senior secured credit facilities. Our senior secured credit facilities are comprised of (i) $4.2 billion term loans and (ii) a $650 million revolving credit facility. As of July 2, 2016, the Company had no outstanding balance on the revolving credit facility.  Borrowings under our senior secured credit facilities bear interest, at our option, at either an alternate base rate or an adjusted LIBOR rate for a one-, two-, three- or six month interest period, or a nine- or twelve-month period, if available to all relevant lenders, in each case, plus an applicable margin.  The alternate base rate is the greater of (i) in the case of our term loans, Credit Suisse's prime rate or, in the case of our revolving credit facility, Bank of America's prime rate and (ii) one-half of 1.0% over the weighted average of rates on overnight Federal Funds as published by the Federal Reserve Bank of New York. At July 2, 2016, the LIBOR rate of 0.68% applicable to the term loan was below the LIBOR floor of 1.00%.  A 0.25% change in LIBOR would not have a material impact on our interest expense.

In February 2013, the Company entered into an interest rate swap transaction to protect $1 billion of outstanding variable rate term loan debt from future interest rate volatility. The agreement swapped the greater of a three-month variable LIBOR contract or 1.00% for a fixed annual rate of 2.355%, with an effective date in May 2016 and expiration in May 2019. In June 2013, the Company elected to settle this derivative instrument and received $16 million as a result of this settlement. The offset is included in Accumulated other comprehensive loss and Deferred income taxes and is being amortized to Interest expense over the original term of the swap agreement.

In March 2014, the Company entered into an interest rate swap transaction to protect $1 billion of outstanding variable rate term loan debt from future interest rate volatility. The agreement swaps the greater of a three-month variable LIBOR contract or 1.00% for a fixed annual rate of 2.59%, with an effective date in February 2016 and expiration in February 2019. The Company records changes in fair value in Accumulated other comprehensive income (loss).

In September 2015, the Company entered into an interest rate swap transaction to protect $1 billion of outstanding variable rate term loan debt from future interest rate volatility. The agreement swapped the greater of a three-month variable LIBOR contract or 1.00% for a fixed annual rate of 1.7185%, with an effective date in December 2015 and expiration in June 2019. The Company records changes in fair value in Accumulated other comprehensive income (loss).

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

Foreign Currency Exchange Rates

As a global company, we face foreign currency risk exposure from fluctuating currency exchange rates, primarily the U.S. dollar against the euro, Brazilian real, Argentine peso, Chinese yuan, Canadian dollar and Mexican peso.  Significant fluctuations in currency rates can have a substantial impact, either positive or negative, on our revenue, cost of sales, and operating expenses.  As there is uncertainty in the future movements in foreign exchange rates, significant fluctuations could negatively impact our future consolidated results of operations.  Currency translation gains and losses are primarily related to non-U.S. subsidiaries with a functional currency other than U.S. Dollars whereby assets and liabilities are translated from the respective functional currency into U.S. Dollars using period-end exchange rates and impact our comprehensive income (loss).  While future consolidated results of operations could be materially impacted by fluctuations in currency rates, we attempt to manage our foreign currency risk on our anticipated cash movements by entering into foreign currency forward contracts to offset potential foreign exchange gains or losses.  A 10% change in our foreign currency forward contracts could result in a material change to our financial statements.

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

The Company's management, with the participation of the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures as of July 2, 2016. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of July 2, 2016, the design and operation of our disclosure controls and procedures were effective at the reasonable assurance level.

(b)	Changes in internal controls.

Current year acquisitions have been excluded from the scope of our evaluation of disclosure controls and procedures.  We are currently in the process of implementing our internal control structure over these acquired operations and expect this effort will continue into fiscal 2017.  With the exception of the implementation of current year acquisitions into our control structure, there were no changes in our internal control over financial reporting that occurred during the quarter ended July 2, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

All forward-looking information and subsequent written and oral forward-looking statements attributable to us, or to persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. Some of the factors that we believe could affect our results include:

●	risks associated with our substantial indebtedness and debt service;
●	changes in prices and availability of resin and other raw materials and our ability to pass on changes in raw material prices on a timely basis;
●	performance of our business and future operating results;
●	risks related to our acquisition strategy and integration of acquired businesses;
●	reliance on unpatented know-how and trade secrets;
●	increases in the cost of compliance with laws and regulations, including environmental, safety, and production and product laws and regulations;
●	risks related to disruptions in the overall economy and the financial markets that may adversely impact our business;
●	catastrophic loss of one of our key manufacturing facilities, natural disasters, and other unplanned business interruptions;
●	risks of competition, including foreign competition, in our existing and future markets;
●	risks related to the market acceptance of our developing technologies and products;
●	general business and economic conditions, particularly an economic downturn;
●	risks that our restructuring program may entail greater implementation costs or result in lower cost savings than anticipated;
●	the ability of our insurance to cover fully our potential exposures; and
●	the other factors discussed in our most recent Form 10-K in the section titled "Risk Factors."

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

10.1
Incremental Assumption Agreement and Amendment, dated as of June 15, 2016, by and among Berry Plastics Group, Inc., Berry Plastics Corporation and certain of its subsidiaries referenced therein, Credit Suisse AG, Cayman Islands Branch, as administrative agent for the lenders under the term loan credit agreement referenced therein, and Citibank, N.A., as incremental term lender.*

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

Berry Plastics Group, Inc.

August 9, 2016	By:	/s/ Mark W. Miles
Mark W. Miles
Chief Financial Officer