Form 10-K
period 2016-10-01
BERRY PLASTICS GROUP INC
filed 2016-11-30
CIK 1378992

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended October 1, 2016
Commission File Number 001-35672

BERRY PLASTICS GROUP, INC.

A Delaware corporation	101 Oakley Street, Evansville, Indiana, 47710 (812) 424-2904	IRS employer identification number 20-5234618

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value per share	New York Stock Exchange

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☒No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes☐No ☒

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.  Yes ☒No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, or non-accelerated filer.  See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Small reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).
Yes ☐No ☒

The aggregate market value of the common stock of the registrant held by non-affiliates was approximately $4.4 billion as of April 2, 2016, the last business day of the registrant's most recently completed second fiscal quarter.  This amount excludes shares of the registrant's common stock held by current executive officers, directors, and affiliates whose ownership did not exceed 5% as of such date. The aggregate market value was computed using the $36.53 closing price per share for such stock on the New York Stock Exchange on such date.

Class	Outstanding at November 30, 2016
Common Stock, $.01 par value per share	122.0 million shares

Portions of Berry Plastics Group, Inc.'s Proxy Statement for its 2017 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This Form 10-K includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended, with respect to our financial condition, results of operations and business and our expectations or beliefs concerning future events.  The forward-looking statements include, in particular, statements about our plans, strategies and prospects under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations".  These statements contain words such as "believes," "expects," "may," "will," "should," "would," "could," "seeks," "approximately," "intends," "plans," "estimates," "outlook," "anticipates" or "looking forward" or similar expressions that relate to our strategy, plans, or intentions.  All statements we make relating to our estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results or to our expectations regarding future industry trends are forward-looking statements.  In addition, we, through our senior management, from time to time make forward-looking public statements concerning our expected future operations and performance and other developments.  These forward-looking statements are subject to risks and uncertainties that may change at any time, and, therefore, our actual results may differ materially from those that we expected.  We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions.  While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results.  All forward-looking statements are based upon information available to us on the date of this Form 10-K.

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

●
risks related to acquisitions and integration of acquired businesses, such as the potential inability to realize the intended benefits of the acquisitions, and the potential inability to realize the anticipated cost synergies in the anticipated amounts or within the contemplated timeframes or cost expectations, or at all;

●	reliance on unpatented proprietary know-how and trade secrets;

●	increases in the cost of compliance with laws and regulations, including environmental, safety, production and product laws and regulations;

●	risks related to disruptions in the overall economy and the financial markets that may adversely impact our business;

●	risks of catastrophic loss of one of our key manufacturing facilities, natural disasters, and other unplanned business interruptions;

●	risks related to market acceptance of our developing technologies and products;

●
general business and economic conditions, including but not limited to change in interest rates, foreign currency translation rates, consumer confidence, trends in disposable income, changes in consumer demand for goods, and cyclical or other downturns;

●	ability of our insurance to fully cover potential exposures;

●	risks that our restructuring programs may entail greater costs or result in lower savings than anticipated;

●	risks of competition, including foreign competition, in our existing and future markets; and

●	the other factors discussed in the section titled "Risk Factors."

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
FORM 10-K FOR THE FISCAL YEAR ENDED OCTOBER 1, 2016

Item 1.	BUSINESS
(In millions of dollars, except as otherwise noted)

General

Berry Plastics Group, Inc. ("Berry," "we," or the "Company") is a leading provider of value-added plastic consumer packaging, nonwoven specialty materials and engineered materials with a track record of delivering high-quality customized solutions to our customers. Representative examples of our products include closures, prescription vials, specialty films, adhesives, nonwovens, drink cups, containers, and bottles.  We sell our products predominantly into stable, consumer-oriented end-markets, such as healthcare, personal care, and food and beverage.

Our customers consist of a diverse mix of leading global, national, mid-sized regional and local specialty businesses.  The size and scope of our customer network allows us to introduce new products we develop or acquire to a vast audience that is familiar with our business.  In fiscal 2016, no single customer represented more than 5% of net sales and our top ten customers represented 19% of net sales.  We believe our manufacturing processes and our ability to leverage our scale to reduce expenses positions us as a low-cost manufacturer relative to our competitors.

In November 2015, the Company reorganized into three operating segments: Health, Hygiene & Specialties, Consumer Packaging, and Engineered Materials.  The new structure is designed to align us with our customers, provide improved service, drive future growth and to facilitate future cost saving synergies. The Consumer Packaging segment primarily consists of containers, foodservice items, closures, overcaps, bottles, prescription vials, tubes, and printed films.  The Health, Hygiene & Specialties segment primarily consists of nonwoven specialty materials used in hygiene, infection prevention, personal care, industrial, construction, and filtration applications.  The Company included 100% of the acquired Avintiv business in the Health, Hygiene & Specialties segment in order to maintain management continuity and limit business integration risk. The Engineered Materials segment primarily consists of pipeline corrosion protection solutions, tapes and adhesives, polyethylene based film products, can liners, and specialty coated and laminated products.  The Company has recast all prior period amounts to conform to this new reporting structure. Additional financial information about our business segments is provided in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the "Notes to Consolidated Financial Statements," which are included elsewhere in this Form 10-K.

Recent Acquisitions

AVINTIV Inc.

In October 2015, the Company acquired 100% of the capital stock of AVINTIV Inc. ("Avintiv") for a purchase price of $2.26 billion, net of cash acquired.  Avintiv was one of the world's leading developers, producers, and marketers of nonwoven specialty materials used in hygiene, infection prevention, personal care, industrial, construction, and filtration applications.  With 23 locations in 14 countries, an employee base of over 4,500 people as of the acquisition date, the broadest range of process technologies in the nonwoven industry, and strategically located manufacturing facilities, Avintiv was positioned as a global supplier to many of the same leading consumer and industrial product manufacturers as Berry's existing business.  To finance the purchase, the Company issued $400 million aggregate principal amount of 6.0% second priority senior secured notes due 2022 and entered into an incremental assumption agreement to increase the commitments under the Company's existing term loan credit agreement by $2.1 billion due 2022.  The results of Avintiv have been included in the consolidated results of the Company since the date of the acquisition.

Providência Non-Controlling Interest

At the time of our Avintiv acquisition, Avintiv owned a 71.25% controlling interest in Providência, their Brazilian subsidiary.  In the January 2, 2016 quarter, the Company acquired the remaining 28.75% non-controlling ownership interest of Providência for $66 million.  As a result of this transaction, Providência became a wholly-owned subsidiary and the Company recorded $3 million to Additional paid-in capital.

AEP Industries Inc.

In August, 2016, the Company entered into a definitive merger agreement to acquire all of the outstanding shares of AEP Industries Inc. ("AEP") in a cash and stock merger transaction (the "AEP Transaction") for an estimated aggregate consideration to stockholders of AEP of approximately $294 million in cash and 6.7 million shares of common stock of the Company.  An all-cash transaction would imply a purchase price of approximately $735 million, including the assumption of approximately $147 million of net debt as of July 31, 2016.  AEP manufactures and markets an extensive and diverse line of polyethylene and polyvinyl chloride flexible plastic packaging products with consumer, industrial, and agricultural applications.  AEP's flexible plastic packaging films are used in the packaging, transportation, beverage, food, automotive, pharmaceutical, chemical, electronics, and textile industries.  Consummation of the merger is subject to customary regulatory approvals and approval by AEP stockholders.  AEP reported $1.1 billion of net sales for its fiscal year ended October 31, 2015, and will be operated within the Engineered Materials segment upon completion of the transaction.  The Company expects to realize annual cost synergies of approximately $50 million from the AEP Transaction.

Recent Developments

Term Loans

In June 2016, the Company entered into an incremental assumption agreement and amendment to lower the interest rates under certain of the existing term loans.  The term loan maturing in January 2021 bears interest at LIBOR plus 2.50% per annum with a LIBOR floor of 1.00%.  The term loan maturing in October 2022 bears interest at LIBOR plus 2.75% per annum with a LIBOR floor of 1.00%. Additionally, if the Company is able to achieve a net first lien secured leverage ratio below 3.0 to 1.0, the interest rate on the term loan maturing in October 2022 will be reduced to LIBOR plus 2.50%. All other terms remain unchanged.  The term loans are considered to be a loan syndication and as a result, a portion of the existing term loans were modified and a portion were considered to be extinguished.  The Company recorded $4 million to loss on debt extinguishment, reflecting the write-off of deferred financing fees and debt discounts, net of amortization associated with the portion of the debt that was considered extinguished.  The Company also capitalized an incremental $2 million of debt discount related to this assumption agreement.

Segment Overview

Consumer Packaging

Our Consumer Packaging segment primarily consists of the following product groups:

Containers.  We manufacture a collection of nationally branded container products which range from four ounces to five gallons and are offered in various styles with accompanying lids, bails and handles, as well as a wide array of decorating options.

Foodservice.  We believe we are one of the largest providers of large size thermoformed polypropylene ("PP") and injection-molded plastic drink cups and lids in the United States.  We manufacture plastic cups for both hot and cold applications that range in size from 12 to 64 ounces, primarily for quick service and family dining restaurants, convenience stores, stadiums, and retail stores.

Closures and Overcaps.  We believe we are a leading producer of closures and overcaps across several of our product lines, including continuous-thread and child-resistant closures, as well as aerosol overcaps.  We sell our closures into numerous end markets, including household chemical, healthcare, food and beverage, and personal care.

Bottles and Prescription Vials.  Our bottle and prescription vial businesses target markets are similar to our closure business.  We believe we are a leader in various food and beverage, vitamin and nutritional, and prescription vial markets.

Tubes.  We offer a complete line of extruded and laminate tubes in a wide variety of sizes. We believe we are one of the largest suppliers of extruded plastic squeeze tubes in the United States.  The majority of our tubes are sold in the personal care market, but we also sell our tubes in the pharmaceutical and household chemical markets.

Food and Consumer Films.  We are a converter of printed bags, pouches, and rollstock. We believe we are a leading supplier of printed film products for the fresh bakery, tortilla, and frozen vegetable markets.  We also manufacture barrier films used for cereal, cookie, cracker and dry mix packages that are sold directly to food manufacturers.

Engineered Materials

The Engineered Materials business primarily includes the following product groups:

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

PVC Films.  We believe we are a significant manufacturer of polyvinyl chloride ("PVC") films offering a broad array of PVC meat film.  Our products are used primarily to wrap fresh meats, poultry, and produce for supermarket applications.  In addition, we offer a line of boxed products for food service and retail sales.  We service many of the leading supermarket chains, club stores, and wholesalers.

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

Health, Hygiene & Specialties

The Health, Hygiene & Specialties segment is organized by geographic region as follows:

North America.  We manufacture a broad collection products including baby diaper components, feminine hygiene products, substrates for dryer sheets, medical garments materials, household cleaning wipes, filters and protective house wrap.  We sell our products into numerous end markets including personal care, infection prevention, and industrial, construction and filtration applications.

South America.  We sell components for baby diapers, feminine hygiene, specialty agriculture and industrial products.  The key end markets and application for our products include personal care, hygiene and agriculture.

Europe.  We manufacture a broad array of products and components of products for cable wrap, baby diapers, geosynthetics, adult incontinence, surgical drapes, face masks and specialty filtration products servicing the personal care, infection prevention, hygiene, and specialty industrial markets.

Asia.  We manufacture a wide range of products for baby diapers and food service predominately serving the global healthcare, personal care and food markets.

Marketing, Sales, and Competition

We reach our large and diversified customer base through a direct sales force of dedicated professionals and the strategic use of distributors.  Our sales, production and support staff meet with customers to understand their needs and improve our product offerings and services.  Our scale enables us to dedicate certain sales and marketing efforts to particular products or customers, when applicable, which enables us to develop expertise that we believe is valued by our customers.  In addition, because we serve common customers across segments, we have the ability to efficiently utilize our sales and marketing resources to minimize costs.

The major markets in which the Company sells its products are highly competitive.  Areas of competition include service, innovation, quality, and price.  This competition is significant as to both the size and the number of competing firms.  Competitors include but are not limited to Silgan, Aptar, Reynolds, Intertape, 3M, Clopay, Tredegar, Bemis, Avgol, and Fitesa.

Research, Product Development and Design

We believe our technology base and research and development support are among the best in the industries we serve.  Many of our customers work in partnership with our technical representatives to develop new, more competitive products.  Our design professionals work directly with our customers to develop new styles and use computer-generated graphics to enable our customers to visualize the finished product.  Expenditures for research and development activities were $48 million, $33 million, and $32 million in fiscal 2016, 2015 and 2014, respectively.

Raw Materials

Our primary raw material is plastic resin.  In addition, we use butyl rubber, tackifying resins, chemicals and adhesives, paper and packaging materials, linerboard, rayon, polyester fiber, and foil, in various manufacturing processes.  These raw materials are available from multiple sources and in general we purchase from a variety of global suppliers.  In certain regions we may source specific raw materials from a limited number of suppliers or on a sole-source basis.  While temporary shortages of raw materials can occur, we expect to continue to successfully manage raw material supplies without significant supply interruptions.

Employees

As of the end of the 2016 fiscal year, we employed approximately 21,000 employees with approximately 20% of those employees being covered by collective bargaining agreements.  The collective bargaining agreements covering a majority of these employees renew annually and as a result, are due for renegotiation in fiscal 2017.  Our relations with employees under collective bargaining agreements remain satisfactory and there have been no significant work stoppages or other labor disputes during the past three years.

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

We compete with multiple companies in each of our product lines on the basis of a number of considerations, including price, service, quality, product characteristics and the ability to supply products to customers in a timely manner.  Our products also compete with metal, glass, paper, cloth, and other materials.  Some of these competitive products are not subject to the impact of changes in resin prices, which may have a significant and negative impact on our competitive position versus substitute products.  Our competitors may have financial and other resources that are substantially greater than ours and may be better able than us to withstand higher costs.  Competition could result in our products losing market share or our having to reduce our prices, either of which could have a material adverse effect on our business, financial condition and results of operations.  In addition, since we do not have long-term arrangements with many of our customers, these competitive factors could cause our customers to shift suppliers and/or packaging material quickly.  Our success depends, in part, on our ability to respond timely to customer and market changes.

We may pursue and execute acquisitions, including the AEP Transaction, which could adversely affect our business.

As part of our growth strategy, we consider acquisitions that either complement or expand our existing business and create economic value.  We cannot assure you that we will be able to consummate any such transactions or that any future acquisitions will be consummated at acceptable prices and terms.  Acquired businesses may not achieve the levels of revenue, profit, productivity or otherwise perform as we expect.  Acquisitions involve special risks, including the potential assumption of unanticipated liabilities and contingencies as well as difficulties in integrating acquired businesses creating substantial costs, delays or other problems that could adversely affect our business, financial condition and results of operations.  Furthermore, we may not realize all of the synergies we expect to achieve from our current strategic initiatives due to a variety of risks.  If we are unable to achieve the synergies that we expect to achieve from our strategic initiatives, it could adversely affect our business, financial condition and results of operations.  Additionally, while we execute these acquisitions and related integration activities, it is possible that our attention may be diverted from our ongoing operations which may have a negative impact on our ongoing operations.

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

Both the FDA and the CPSC can require the manufacturer of defective products to repurchase or recall these products and may also impose fines or penalties on the manufacturer.  Similar laws exist in some states, cities and other countries in which we sell products.  In addition, laws exist in certain states restricting the sale of packaging with certain levels of heavy metals and imposing fines and penalties for noncompliance.  Although we believe we use FDA-approved resins and pigments in our products that directly contact food and drug products and we believe our products are in material compliance with all applicable requirements, we remain subject to the risk that our products could be found not to be in compliance with these and other requirements.  A recall of any of our products or any fines and penalties imposed in connection with noncompliance could have a materially adverse effect on us.  See "Business—Environmental Matters and Government Regulation."

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

Employee slowdowns or strikes or the failure to renew collective bargaining agreements could disrupt our business.

As of October 1, 2016, approximately 20% of our employees are represented by labor unions or trade councils and worked under collective bargaining agreements.  We may not be able to maintain constructive relationships with these labor unions or trade councils. We may not be able to successfully negotiate new collective bargaining agreements on satisfactory terms in the future.  The loss of a substantial number of these employees or a prolonged labor dispute could disrupt our business.  Any such disruption could reduce our revenues, increase our costs and result in significant losses.

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

We are required to evaluate goodwill and other indefinite lived intangible assets reflected on our balance sheet when circumstances indicate a potential impairment, or at least annually, under the impairment testing guidelines outlined in the standard.  Future changes in the market multiples, cost of capital, expected cash flows, or other factors may cause our goodwill to be impaired, resulting in a non-cash charge against results of operations to write off goodwill or indefinite lived intangible assets for the amount of impairment.  If a future write-off is required, the charge could have a material adverse effect on our consolidated net income in the period of any such write off.

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

Berry Plastics Group, Inc. has no direct operations and no significant assets other than ownership of 100% of the stock of Berry Plastics Corporation. Because Berry Plastics Group, Inc. conducts its operations through its subsidiaries, it depends on those entities for dividends and other payments to generate the funds necessary to meet its financial obligations, and to pay any dividends with respect to our common stock. Legal and contractual restrictions in the agreements governing current and future indebtedness of Berry Plastics Group, Inc.'s subsidiaries, as well as the financial condition and operating requirements of Berry Plastics Group, Inc.'s subsidiaries, may limit Berry Plastics Group, Inc.'s ability to obtain cash from its subsidiaries. The earnings from, or other available assets of, Berry Plastics Group, Inc.'s subsidiaries may not be sufficient to pay dividends or make distributions or loans to enable Berry Plastics Group, Inc. to pay dividends going forward.

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

We have identified a material weakness in our internal control over financial reporting which could, if not remediated, result in material misstatements in our financial statements.

Berry Plastics Group, Inc.'s management is responsible for establishing and maintaining adequate internal controls over its financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act. As disclosed in Item 9A of Part II of this report, management identified a material weakness in its internal control over financial reporting related to the income tax provision process.  A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. As a result of this material weakness, Berry Plastics Group, Inc.'s management concluded that its internal control over financial reporting specifically related to income tax accounting was not effective as of the last day of the period covered by this report. Management is actively engaged in developing a remediation plan designed to address this material weakness. If the remedial measures are insufficient to address the material weakness or if additional material weaknesses or significant deficiencies in the internal control are discovered or occur in the future, the consolidated financial statements may contain material misstatements.

As we continue to grow and acquire businesses, including Avintiv, our processes and internal controls may become more complex and we may require significantly more resources to ensure they are designed and operating effectively.  Avinitv was not subject to the requirement to obtain an attestation report from its independent registered public accounting firm on the effectiveness of its internal control over financial reporting and Fiscal 2017 will be the first year that it is included in Berry's assessment of the effectiveness of our internal control over financial reporting.

If we fail to achieve and maintain effective internal control over financial reporting at a reasonable assurance level, we may not be able to accurately report our financial results, and may be required to restate previously published financial information which could have a material adverse effect on our operations, investor confidence in our business and the trading prices of our securities.
We are required to assess the effectiveness of our internal control over financial reporting annually, as required by Section 404 of the Sarbanes-Oxley Act.  We need to maintain our processes and systems and adapt them as our business grows and changes. This continuous process of maintaining and adapting our internal controls and complying with Section 404 is expensive, time-consuming and requires significant management attention. As we grow our business or acquire other businesses, our internal controls may become more complex and we may require significantly more resources.  The integration of acquired businesses into our internal control over financial reporting has required and will continue to require significant time and resources from our management and other personnel and will increase our compliance costs.  If we fail to achieve and maintain effective internal control over financial reporting at a reasonable assurance level, we may not be able to accurately report our financial results, and may be required to restate previously published financial information which could have a material adverse effect on our operations, investor confidence in our business and the trading prices of our securities.
The AEP Transaction may not be accretive, and may be dilutive, to Berry's earnings per share, which may negatively affect the market price of Berry common stock.

We currently expect that the AEP Transaction will be accretive to earnings per share by approximately 10% in the first full fiscal year after the transaction is completed, excluding non-recurring charges associated with transaction costs. This reflects anticipated annual cost synergies of $50 million or more. However, future events and conditions could be dilutive, including adverse changes in market conditions, additional transaction and integration related costs and other factors such as the failure to realize some or all of the benefits anticipated in the AEP Transaction. Any dilution of, or delay of any accretion to, our earnings per share could cause the price of shares of our common stock to decline or grow at a reduced rate.

The AEP Transaction is subject to conditions that may not be satisfied or completed on a timely basis, if at all; failure to complete the AEP Transaction could negatively impact our financial guidance, our stock price and our future business and financial results.

Completion of the AEP Transaction is subject to a number of conditions, each of which, unless waived, must be fulfilled in order to complete the transaction. The conditions to the closing of the transaction may not be fulfilled in a timely manner or at all, and, accordingly, the transaction may be delayed or may not be completed.  Although we expect to complete the AEP Transaction in early calendar 2017, the actual closing date will depend on the date of AEP stockholder approval and the satisfaction or waiver of each of the other applicable closing conditions.  Any delay in the completion of the AEP Transaction would defer our ability to realize the intended benefits of the AEP Transaction and would be expected to reduce our Adjusted free cash flow for fiscal year 2017 from the currently projected level.

There can be no assurance that the conditions to closing of the AEP Transaction will be satisfied or waived, that either Berry or AEP will exercise their limited termination rights described in the merger agreement, or that the AEP Transaction will be completed. If the AEP Transaction is not completed, the ongoing business of the Company could be adversely affected and the Company will be subject to a variety of risks associated with the failure to complete the transaction, including the following:
●
the market price of shares of our common stock could decline to the extent that the current market price reflects, and is positively affected by, a market assumption that the transactions contemplated by the merger agreement will be completed;

●	we may experience negative reactions from our customers, vendors and employees;
●	we will have incurred substantial expenses and will be required to pay certain costs relating to the AEP Transaction, whether or not the transaction is completed; and
●
the proposed transaction, whether or not it closes, will divert the attention of certain management and other key employees of the Company from ongoing business activities, including the pursuit of other opportunities that could be beneficial to the Company.

Item 1B. UNRESOLVED STAFF COMMENTS

None
Item 2.	PROPERTIES

We lease or own our principal offices and manufacturing facilities.  We believe that our property and equipment is well-maintained, in good operating condition and adequate for our present needs.

Principal manufacturing facilities - United States - 76; China - 8, Mexico - 5, Canada - 4, France - 4, India - 3, Brazil - 3, The Netherlands – 2, Germany - 2, United Kingdom - 2, Australia, Malaysia, Argentina, Colombia, Italy, Belgium, and Spain.  The Evansville, Indiana facility serves as our world headquarters.

Leased facilities - Evansville, Indiana; Lawrence, Kansas; Phillipsburg, New Jersey; Bowling Green, Kentucky; Jackson, Tennessee; Anaheim, California; Cranbury, New Jersey; Easthampton, Massachusetts; Hanover, Maryland; Baltimore, Maryland; Westerloo, Belgium; Baroda, India; Louisville, Kentucky; Peosta, Iowa; Quad Cities, Iowa; Syracuse, New York; Phoenix, Arizona; Aurora, Illinois; Lathrop, California; Tacoma, Washington; Bloomington, Indiana; Chippewa Falls, Wisconsin; Orillia, Canada; Mexico City, Mexico; Preston, Australia; Johor, Malaysia; Pewaukee, Wisconsin; Smyrna, Tennessee; Des Moines, Iowa; Milwaukee, Wisconsin; Schaumburg, Illinois; Washington, New Jersey; Tlalnepantla, Mexico; Aberdare, United Kingdom; Maldon, United Kingdom; Berlin, Germany.

Item 3.	LEGAL PROCEEDINGS

Berry is party to various legal proceedings involving routine claims which are incidental to our business. Although our legal and financial liability with respect to such proceedings cannot be estimated with certainty, we believe that any ultimate liability would not be material to the business, financial condition, results of operations or cash flows.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER

Our common stock is listed on the New York Stock Exchange under the symbol "BERY".  The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock reported on the New York Stock Exchange.

	Fiscal 2016		Fiscal 2015
	High	Low	High	Low
1st quarter	$37.59	$28.41	$31.88	$22.62
2nd quarter	36.66	27.79	36.52	30.88
3rd quarter	40.00	34.96	37.08	31.94
4th quarter	46.26	38.19	35.75	28.43

As of the date of this filing there were fewer than 500 active record holders of the common stock, but we estimate the number of beneficial stockholders to be much higher as a number of our shares are held by brokers or dealers for their customers in street name.

During fiscal 2015 and 2016 we did not declare or pay any cash dividends on our common stock. Any future determination as to the declaration and payment of dividends, if any, will depend on then existing conditions, contractual requirements and other factors our board of directors may deem relevant.  Our debt instruments and agreements contain covenants that may restrict our ability to pay dividends on our common stock, as well as the ability of our subsidiaries to pay dividends to us.

Item 6.	SELECTED FINANCIAL DATA

	Fiscal 2016	Fiscal 2015	Fiscal 2014	Fiscal 2013	Fiscal 2012
Statement of Operations Data:
Net sales	$6,489	$4,881	$4,958	$4,647	$4,766
Cost of goods sold	5,202	4,012	4,190	3,835	3,984
Operating income	581	408	316	386	325
Net income attributable to the Company	236	86	62	57	2
Net income available to Common Stockholders:
Basic	$1.95	$0.72	$0.53	$0.50	$0.02
Diluted	1.89	0.70	0.51	0.48	0.02
Balance Sheet Data (at period end):
Current assets	$1,792	$1,383	$1,432	$1,337	$1,233
Property, plant and equipment, net	2,224	1,294	1,364	1,266	1,216
Goodwill	2,406	1,652	1,659	1,634	1,626
Total assets	7,653	5,028	5,252	5,111	5,060
Current liabilities	1,031	705	767	684	646
Long-term debt obligations, less current portion	5,712	3,648	3,844	3,851	4,385
Stockholders' equity (deficit)	221	(65)	(114)	(196)	(475)
Cash Flow and other Financial Data:
Net cash from operating activities	$857	$637	$530	$464	$479
Net cash from investing activities	(2,579)	(165)	(422)	(245)	(255)
Net cash from financing activities	1,817	(365)	(119)	(164)	(179)

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements of Berry Plastics Group, Inc. and its subsidiaries and the accompanying notes thereto, which information is included elsewhere herein.  This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the "Risk Factors" section.  Our actual results may differ materially from those contained in any forward-looking statements.  Segment level discussion of the results is disclosed in a manner consistent with the organization structure at the end of the presented period.

Overview

Berry Plastics Group, Inc. ("Berry," "we," or the "Company") is a leading provider of value-added plastic consumer packaging, nonwoven specialty materials and engineered materials with a track record of delivering high-quality customized solutions to our customers.  Representative examples of our products include closures, prescription vials, specialty films, adhesives, nonwovens, drink cups, containers, and bottles. We sell our products predominantly into stable, consumer-oriented end-markets, such as healthcare, personal care, and food and beverage.

Our customers consist of a diverse mix of leading global, national, mid-sized regional and local specialty businesses.  The size and scope of our customer network allows us to introduce new products we develop or acquire to a vast audience that is familiar with our business.  In fiscal 2016, no single customer represented more than 5% of net sales and our top ten customers represented 19% of net sales.  We believe our manufacturing processes and our ability to leverage our scale to reduce expenses positions us as a low-cost manufacturer relative to our competitors.

Executive Summary

Business.  In November 2015, the Company reorganized into three operating segments: Health, Hygiene & Specialties, Consumer Packaging, and Engineered Materials.  The new structure is designed to align us with our customers, provide improved service, drive future growth and to facilitate future cost saving synergies. The Consumer Packaging segment primarily consists of containers, foodservice items, closures, overcaps, bottles, prescription vials, tubes, and printed films.  The Health, Hygiene & Specialties segment primarily consists of nonwoven specialty materials used in hygiene, infection prevention, personal care, industrial, construction, and filtration applications.  The Company included 100% of the acquired Avintiv business in the Health, Hygiene & Specialties segment in order to maintain management continuity and limit business integration risk. The Engineered Materials segment primarily consists of pipeline corrosion protection solutions, tapes and adhesives, polyethylene based film products, can liners, and specialty coated and laminated products.  The Company has recast all prior period amounts to conform to this new reporting structure.

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

	Polyethylene Butene Film			Polypropylene
	2016	2015	2014	2016	2015	2014
1st quarter	$.69	$.86	$.82	$.70	$.92	$.89
2nd quarter	.66	.75	.85	.75	.73	.95
3rd quarter	.73	.76	.86	.71	.68	.91
4th quarter	.75	.73	.87	.71	.66	.92

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

Outlook.  The Company is impacted by general economic and industrial growth, plastic resin availability and affordability, and general industrial production.  Our business has both geographic and end-market diversity, which reduces the effect of any one of these factors on our overall performance.  Our results are affected by our ability to pass through raw material cost changes to our customers, improve manufacturing productivity and adapt to volume changes of our customers.  Historically, there has been a very tight correlation between oil prices and the cost of our key raw materials, polyethylene and polypropylene.  During fiscal 2016, capacity expansions in polyethylene in North America have benefited the Company.  Overall, we continue to believe that these current trends in global oil and resin markets will be positive for the Company.  We believe the fiscal 2017 volume environment in the markets we serve will remain consistent with fiscal 2016 which will be partially offset by one less week of operations in fiscal 2017 compared to fiscal 2016.  Additionally, we believe there are growth opportunities within the health, pharmaceuticals, personal care and food packaging markets existing outside of North America, especially in Asia, where expected per capita consumption increases should result in organic market growth.  For fiscal 2017, we project cash flow from operations and adjusted free cash flow of $925 million and $550 million, respectively, assuming the AEP Transaction is completed on February 1, 2017.  These estimates assume $80 million of tax payments, $60 million of business integration costs, constant currency rates, no impact to working capital, and no change in short term interest rates.  The AEP Transaction is subject to a number of closing conditions, and may not be completed as of such time or at all.  The $550 million of adjusted free cash flow includes $315 million of additions to property, plant and equipment and $60 million of payments under our tax receivable agreement.  For the definition of Adjusted free cash flow and further information related to Adjusted free cash flow as a non-GAAP financial measure, see "Liquidity and Capital Resources."

Recent Developments

Term Loans

In June 2016, the Company entered into an incremental assumption agreement and amendment to lower the interest rates under certain of the existing term loans.  The term loan maturing in January 2021 now bears interest at LIBOR plus 2.50% per annum with a LIBOR floor of 1.00%.  The term loan maturing in October 2022 now bears interest at LIBOR plus 2.75% per annum with a LIBOR floor of 1.00%. Additionally, if the Company is able to achieve a net first lien secured leverage ratio below 3.0 to 1.0, the interest rate on the term loan maturing in October 2022 will be reduced to LIBOR plus 2.50%. All other terms remain unchanged.  The term loans are considered to be a loan syndication and as a result, a portion of the existing term loans were modified and a portion were considered to be extinguished.  The Company recorded $4 million to loss on debt extinguishment, reflecting the write-off of deferred financing fees and debt discounts, net of amortization associated with the portion of the debt that was considered extinguished.  The Company also capitalized an incremental $2 million of debt discount related to this assumption agreement.

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

Fiscal 2014 Acquisitions

In fiscal 2014, the Company completed 3 acquisitions which included the Rexam Healthcare Containers and Closures business ("C&C") for a purchase price of $133 million, net of cash acquired, Graphic Flexible Packaging LLC's flexible plastics and films business for a purchase price of $61 million, net of cash acquired, and a controlling interest (75%) in Qingdao P&B Co., Ltd. for a purchase price of $35 million, net of cash acquired. The Company acquired the remaining non-controlling interest in fiscal 2016.

Fiscal 2016 Acquisitions

AVINTIV Inc.

In October 2015, the Company acquired 100% of the capital stock of AVINTIV Inc. ("Avintiv") for a purchase price of $2.26 billion, net of cash acquired.  Avintiv was one of the world's leading developers, producers, and marketers of nonwoven specialty materials used in hygiene, infection prevention, personal care, industrial, construction, and filtration applications.  With 23 locations in 14 countries, an employee base of over 4,500 people, the broadest range of process technologies in the nonwoven industry, and strategically located manufacturing facilities, Avintiv was positioned as a global supplier to many of the same leading consumer and industrial product manufacturers as Berry's existing business.  To finance the purchase, the Company issued $400 million aggregate principal amount of 6.0% second priority senior secured notes due 2022 and entered into an incremental assumption agreement to increase the commitments under the Company's existing term loan credit agreement by $2.1 billion due 2022.  The results of Avintiv have been included in the consolidated results of the Company since the date of the acquisition.

Providência Non-Controlling Interest

At the time of our Avintiv acquisition, Avintiv owned a 71.25% controlling interest in Providência, their Brazilian subsidiary.  In the January 2, 2016 quarter, the Company acquired the remaining 28.75% non-controlling ownership interest of Providência for $66 million.  As a result of this transaction, Providência became a wholly-owned subsidiary, and the Company recorded $3 million to Additional paid-in capital.

Recent Developments

AEP Industries Inc.

In August, 2016, the Company entered into a definitive merger agreement to acquire all of the outstanding shares of AEP Industries Inc. ("AEP") in a cash and stock merger transaction (the "AEP Transaction") for an estimated aggregate consideration to stockholders of AEP of approximately $294 million in cash and 6.7 million shares of common stock of the Company.  An all-cash transaction would imply a purchase price of approximately $735 million, including the assumption of approximately $147 million of net debt as of July 31, 2016.  AEP manufactures and markets an extensive and diverse line of polyethylene and polyvinyl chloride flexible plastic packaging products with consumer, industrial, and agricultural applications.  AEP's flexible plastic packaging films are used in the packaging, transportation, beverage, food, automotive, pharmaceutical, chemical, electronics, and textile industries.  Consummation of the merger is subject to customary regulatory approvals and approval by AEP stockholders.  AEP reported $1.1 billion of net sales for its fiscal year ended October 31, 2015, and will be operated within the Engineered Materials segment upon completion of the transaction.  The Company expects to realize annual cost synergies of approximately $50 million from the AEP Transaction.

Discussion of Results of Operations for Fiscal 2016 Compared to Fiscal 2015

Consistent with historical presentation, acquisition (businesses acquired in the last twelve months) sales and operating income disclosed within this section represents the historical results from acquisitions for the comparable prior year period.  The remaining change disclosed represents the changes from the prior period on a combined basis.  Business integration expenses consist of restructuring and impairment charges, manufacturing inefficiencies associated with cost reduction plans, major innovation start-up and other business optimization costs.  The Company's fiscal year is based on fifty-two or fifty-three week periods.  Fiscal 2016 is a fifty-three week period and Fiscal 2015 was a fifty-two week period.  Tables present dollars in millions.

Consolidated Overview	Fiscal Year
	2016	2015	$ Change	% Change
Net sales	$6,489	$4,881	$1,608	33%
Operating income	$581	$408	$173	42%
Operating income percentage of net sales	9%	8%

The net sales increase of $1,608 million from fiscal 2015 is primarily attributed to acquisition net sales of $1,935 million, partially offset by a $237 million decline in selling prices due to the pass through of lower raw material costs, a negative $29 million impact from a less than 1% base volume decline, and a $61 million negative impact from foreign currency changes.

The operating income increase of $173 million from fiscal 2015 is primarily attributed to a $117 million improvement in our product mix and price/cost spread including contribution from sourcing synergies, acquisition operating income of $118 million, and $10 million from net productivity improvements in manufacturing.  These improvements were partially offset by a $55 million increase in depreciation and amortization expense primarily related to purchase accounting adjustments associated with the Avintiv acquisition, a $12 million negative impact from foreign currency changes, a $6 million impact from the less than 1% base volume declines, and a slight increase in selling, general and administrative expenses.

Consumer Packaging	Fiscal Year
	2016	2015	$ Change	% Change
Net sales	$2,768	$2,870	$(102)	(4)%
Operating income	$225	$229	$(4)	(2)%
Operating income percentage of net sales	8%	8%

Net sales in the Consumer Packaging segment decreased by $102 million from fiscal 2015 primarily attributed to selling price decreases of $100 million due to the pass through of lower resin prices.  Increased shipping days in the first quarter had approximately 2.0% favorable impact on volumes partially offset by product light-weighting, product redesign and softer consumer packaged food demand.

The operating income decrease of $4 million from fiscal 2015 is primarily attributed to a $17 million increase in selling, general and administrative expenses primarily attributed to increased shipping days in the first quarter and higher accrued performance-based bonus expense, a $23 million increase in depreciation and amortization expense, and a slight decline in operating performance in manufacturing partially offset by a $20 million improvement in our product mix and price/cost spread and a $20 million decrease in business integration expenses.  The decrease in business integration costs is the result of costs associated with the 2014 cost reduction plan recognized in fiscal 2015.

Health, Hygiene & Specialties	Fiscal Year
	2016	2015	$ Change	% Change
Net sales	$2,259	$502	$1,757	350%
Operating income	$169	$31	$138	445%
Operating income percentage of net sales	7%	6%

Net sales in the Health, Hygiene & Specialties segment increased by $1,757 million from fiscal 2015 primarily attributed to acquisition net sales of $1,935 million partially offset by selling price decreases of $84 million due to the pass through of lower resin prices, a $47 million unfavorable impact from foreign currency, and a negative $49 million impact from a 2.0% volume decline.  The volume decline is primarily attributed to a negative impact due to decreased shipping days in Avintiv's prior year December quarter, strategic pricing actions and improvements in the product mix in Europe.

The operating income increase of $138 million from fiscal 2015 is primarily attributed to acquisition operating income of $118 million, a $61 million improvement in our product mix and price/cost spread including contribution from sourcing synergies, an $10 million increase from net productivity improvements in manufacturing, and a $12 million decrease in selling, general and administrative expenses, partially offset by a $36 million increase in depreciation and amortization expense primarily related to purchase accounting adjustments associated with the Avintiv acquisition, $7 million from base volume declines, an $10 million increase in business integration costs, and a $10 million unfavorable impact from foreign currency changes.  The increase in business integration expenses is the result of restructuring costs associated with the Avintiv acquisition and a $2 million impairment charge related to plant shutdowns.

Engineered Materials	Fiscal Year
	2016	2015	$ Change	% Change
Net sales	$1,462	$1,509	$(47)	(3)%
Operating income	$187	$148	$39	26%
Operating income percentage of net sales	13%	10%

Net sales in the Engineered Materials segment decreased by $47 million from fiscal 2015 primarily attributed to selling price decreases of $53 million due to the pass through of lower resin prices and a $14 million unfavorable impact from currency translation partially offset by a $21 million impact from a 1.5% base volume improvement.  Increased shipping days in the first quarter had approximately 2.0% impact on fiscal 2016 volumes.

The operating income increase of $39 million from fiscal 2015 is primarily attributed to a $36 million improvement in our product mix and price/cost spread, $2 million in base volume increases, a $4 million decrease in depreciation and amortization expense, a $3 million decrease in selling, general and administrative expenses, and a $3 million improvement in productivity in manufacturing, partially offset by a $6 million non-cash legal reserve, and negative impact from foreign currency changes.  The improvement in selling, general and administrative expenses is primarily attributed cost reduction efforts partially offset by increased shipping days in the first quarter and higher accrued performance-based bonus expense.

Debt extinguishment	Fiscal Year
	2016	2015	$ Change	% Change
Debt extinguishment	$4	$94	$(90)	(96)%

Debt extinguishment decreased by $90 million from fiscal 2015 primarily due to tender and redemption costs associated with the discharge of the 9¾% second priority senior secured notes in fiscal 2015 compared with the amendments of our term loans that occurred in Fiscal 2016.

Other expense (income), net	Fiscal Year
	2016	2015	$ Change	% Change
Other expense (income), net	$(22)	$1	$(23)	(2,300)%

The other expense (income) decrease of $23 million from fiscal 2015 is primarily the result of translation gains of $27 million related to the remeasurement of non-operating intercompany balances, partially offset by $5 million in financing fees associated with the Avintiv acquisition.

Interest expense	Fiscal Year
	2016	2015	$ Change	% Change
Interest expense, net	$291	$191	$100	52%

Interest expense increased $100 million from fiscal 2015 primarily as the result of the increased borrowings under the term loans and the 6% second priority senior secured notes issued in October 2015 to finance the Avintiv acquisition, partially offset by the net interest savings from the retirement of the 9¾% second priority senior secured notes and corresponding issuance of the 5 1/8% second priority senior secured notes in June 2015.

Income tax expense	Fiscal Year
	2016	2015	$ Change	% Change
Income tax expense	$72	$36	$36	100%

The income tax expense increase of $36 million from fiscal 2015 is primarily attributed to an increase in Income before income taxes.  Our effective tax rate was 23% in Fiscal 2016.  Our Fiscal 2016 effective tax rate was lower than our statutory rate primarily due to favorable U.S. permanent items, including the adoption of the new share-based compensation guidance related to excess tax benefit deductions, favorable foreign rate differentials and the U.S. research and development credit, partially offset by state taxes and foreign income taxed in the U.S.

Changes in Comprehensive Income

The $197 million increase in comprehensive income from fiscal 2015 is primarily attributed to a $150 increase in net income, $44 million decrease in currency translation losses, and a $12 million favorable change in the fair value of interest rate hedges, net of tax.  Currency translation losses are primarily related to non-U.S. subsidiaries with a functional currency other than the U.S. Dollar whereby assets and liabilities are translated from the respective functional currency into U.S. Dollars using period-end exchange rates.  The change in currency translation losses were primarily attributed to locations utilizing the Euro, Pound Sterling, and Brazilian Real as their functional currency.  As part of the overall risk management, the Company uses derivative instruments to reduce exposure to changes in interest rates attributed to the Company's floating-rate borrowings and records changes to the fair value of these instruments in Accumulated other comprehensive income.  The change in fair value of these instruments in fiscal 2016 versus fiscal 2015 is primarily attributed to a change in the forward interest curve between measurement dates.

Discussion of Results of Operations for Fiscal 2015 Compared to Fiscal 2014

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

Consolidated Overview	Fiscal Year
	2015	2014	$ Change	% Change
Net sales	$4,881	$4,958	$(77)	(2)%
Operating income	$408	$316	$92	29%
Operating income percentage of net sales	8%	6%

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

Consumer Packaging	Fiscal Year
	2015	2014	$ Change	% Change
Net sales	$2,870	$2,904	$(34)	(1)%
Operating income	$229	$164	$65	40%
Operating income percentage of net sales	8%	6%

Net sales in the Consumer Packaging segment decreased by $34 million from fiscal 2014 primarily due to a 3% base volume decline and selling price decreases of 2% due to the pass through of lower raw material costs, partially offset by acquisition volume of 4% attributed to the United States portion of the Healthcare Containers and Closures business purchased from Rexam ("C&C").  The base volume decline is primarily related to a decline in dairy container product sales due to soft customer demand and general market softness in our closure product offerings.

The operating income increase of $65 million from fiscal 2014 primarily is attributed to $19 million of improvement in the relationship of net selling price to raw material and freight costs, an $8 million improvement in operating performance in manufacturing, a $7 million decrease in depreciation and amortization expense, and a $53 million decrease in business integration expenses.  The $53 million decrease primarily consisted of a decrease in restructuring and impairment costs of $13 million and a $40 million decrease in costs attributed to manufacturing inefficiencies associated with the 2014 cost reduction plan.  These improvements were partially offset by $20 million in base volume declines.

Health, Hygiene & Specialties	Fiscal Year
	2015	2014	$ Change	% Change
Net sales	$502	$450	$52	12%
Operating income	$31	$20	$11	55%
Operating income percentage of net sales	6%	4%

Net sales in the Health, Hygiene & Specialties segment increased by $52 million from fiscal 2014 primarily as a result of acquisition volume of 19% primarily attributed to the international C&C business and net selling price increases of 4%, partially offset by a volume decline of 4%, and a 6% negative impact from foreign currency changes.

The operating income increase of $11 million from fiscal 2014 is primarily attributed to an $8 million improvement in operating performance in manufacturing, $8 million of improvement in the relationship of net selling price to raw material and freight costs, and an $8 million benefit from businesses acquired in the last 12 months , partially offset by an $8 million increase in selling, general, and administrative expenses, $2 million in base volume declines, and a $4 million negative impact from foreign currency changes.

Engineered Materials	Fiscal Year
	2015	2014	$ Change	% Change
Net sales	$1,509	$1,604	$(95)	(6)%
Operating income	$148	$132	$16	12%
Operating income percentage of net sales	10%	8%

Net sales in the Engineered Materials segment decreased by $95 million from fiscal 2014 primarily as a result of selling price decreases of 2% due to the pass through of lower raw material costs, a 2% base volume decline, and a 2% negative impact from foreign currency. The base volume decline is primarily attributed to general market softness and lost import revenues in our home and party product offerings.

The operating income increase of $16 million from fiscal 2014 is primarily attributed to a $15 million improvement in the relationship of net selling price to raw material and freight costs, a $3 million improvement in operating performance in manufacturing, a decrease in restructuring and impairment costs of $4 million, and a $10 million decrease in depreciation and amortization expense, partially offset by a $7 million increase in selling, general, and administrative expenses, a $3 million negative impact from foreign currency changes, and $4 million in base volume declines.

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

Interest expense	Fiscal Year
	2015	2014	$ Change	% Change
Interest expense, net	$191	$221	$(30)	(14)%

Interest expense decreased $30 million from fiscal 2014 primarily as the result of the retirement of the 9 3/4% second priority senior secured notes and corresponding issuance of the 5 1/8% second priority senior secured notes in June 2015 as well as the retirement of the 9½% second priority senior secured notes and corresponding issuance of the 5½% second priority senior secured notes in May 2014.

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

Changes in Comprehensive Income

The $27 million decrease in comprehensive income from fiscal 2014 is primarily attributed to a $29 million increase in currency translation losses and a $19 million unfavorable change in the fair value of interest rate hedges, net of tax partially offset by a $24 million increase in net income.  Currency translation losses are primarily related to non-U.S. subsidiaries with a functional currency other than the U.S. Dollar whereby assets and liabilities are translated from the respective functional currency into U.S. Dollars using period-end exchange rates.  The change in currency translation losses were primarily attributed to locations utilizing the Euro, Canadian Dollar, Mexican Peso, and Brazilian Real as their functional currency.  As part of the overall risk management, the Company uses derivative instruments to reduce exposure to changes in interest rates attributed to the Company's floating-rate borrowings and records changes to the fair value of these instruments in Accumulated other comprehensive income.  The change in fair value of these instruments in fiscal 2015 versus fiscal 2014 is primarily attributed to a change in the forward interest curve between measurement dates.

Liquidity and Capital Resources

Senior Secured Credit Facility

We manage our global cash requirements considering (i) available funds among the many subsidiaries through which we conduct business, (ii) the geographic location of our liquidity needs, and (iii) the cost to access international cash balances.  We have senior secured credit facilities consisting of $4.1 billion of term loans and a $650 million asset based revolving line of credit.  The revolving credit facility matures in May 2020, $1.9 billion of the term loans mature in October 2022, $814 million of the term loans mature in January 2021, and the remaining $1.4 billion of term loans mature in February 2020.  The availability under the revolving line of credit is the lesser of $650 million or an amount determined by a defined borrowing base which is calculated based on net eligible amounts of accounts receivable and inventory.  At the end of fiscal 2016, the Company had no outstanding balance on the revolving credit facility and unused borrowing capacity of $536 million under the revolving line of credit.  The Company was in compliance with all covenants at the end of fiscal 2016.

Despite not having financial maintenance covenants, our debt agreements contain certain negative covenants.  The failure to comply with these negative covenants could restrict our ability to incur additional indebtedness, effect acquisitions, enter into certain significant business combinations, make distributions or redeem indebtedness.  The term loan facility contains a negative covenant first lien secured leverage ratio covenant of 4.0 to 1.0 on a pro forma basis for a proposed transaction, such as an acquisition or incurrence of additional first lien debt.  As of October 1, 2016, our first lien debt of $4.2 billion less domestic cash and cash equivalents of $108 million divided by our four quarters ended Adjusted EBITDA resulted in a first lien secured leverage ratio of 3.4 to 1.0.

A key financial metric utilized in the calculation of the first lien leverage ratio is Adjusted EBITDA (defined as "EBITDA" in the Company's senior secured credit facilities, but referred to herein as Adjusted EBITDA).  The following table reconciles (i) our Adjusted EBITDA to net income and (ii) our Adjusted Free Cash Flow to cash flow from operating activities for fiscal 2016:

Fiscal 2016
Adjusted EBITDA	$1,220
Unrealized cost savings	(10)
Depreciation and amortization	(525)
Debt extinguishment	(4)
Other non-cash charges	(31)
Business optimization and other expense (a)	(41)
Restructuring and impairment	(32)
Other income (expense), net	22
Interest expense, net	(291)
Income tax expense	(72)
Net income	$236
Cash flow from operating activities	$857
Net additions to property, plant and equipment	(283)
Payments of tax receivable agreement	(57)
Adjusted free cash flow	$517
Cash flow from investing activities	(2,579)
Cash flow from financing activities	1,817

(a)	Includes business optimization and integration expenses

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

Contractual Obligations and Off Balance Sheet Transactions

Our contractual cash obligations at the end of fiscal 2016 are summarized in the following table which does not give any effect to the tax receivable agreement, including the $60 million payment made in October 2016, or income taxes payable as we cannot reasonably estimate the timing of future cash outflows associated with those commitments.

	Payments due by period as of the end of fiscal 2016
	Total	< 1 year	1-3 years	4-5 years	> 5 years
Long-term debt, excluding capital leases	$5,660	$14	$28	$2,123	$3,495
Capital leases (a)	173	34	60	50	29
Fixed interest rate payments	621	87	175	175	184
Variable interest rate payments (b)	779	147	292	245	95
Operating leases	387	57	92	73	165
Funding of pension and other postretirement obligations (c)	2	2	—	—	—
Total contractual cash obligations	$7,622	$341	$647	$2,666	$3,968
(a)	Includes anticipated interest of $20 million over the life of the capital leases.
(b)	Based on applicable interest rates in effect end of fiscal 2016.
(c)
Pension and other postretirement contributions have been included in the above table for the next fiscal year.  The amount is the estimated contributions to our defined benefit plans.  The assumptions used by the actuary in calculating the projection includes weighted average return on pension assets of approximately 7.25% for fiscal 2016.  The estimation may vary based on the actual return on our plan assets.  See footnotes to the Consolidated Financial Statements of this Form 10-K for more information on these obligations.

Cash Flows from Operating Activities

Net cash provided by operating activities increased $220 million from fiscal 2015 primarily attributed to higher net income, depreciation, and amortization partially offset by lower debt extinguishment charges.

Net cash provided by operating activities increased $107 million to $637 million in fiscal 2015.  The change is primarily attributed to improved operating performance and improved working capital. The working capital improvement was primarily attributed to declining resin prices during fiscal 2015.

Cash Flows from Investing Activities

Net cash used in investing activities increased $2,414 million from fiscal 2015 primarily attributed to the Avintiv acquisition and higher capital expenditures to support the larger consolidated business.

Net cash used in investing activities decreased $257 million to $165 million in fiscal 2015 primarily as a result of decreased acquisition activity and lower capital expenditures.

Cash Flows from Financing Activities

Net cash provided by financing activities increased $2,182 million from fiscal 2015 primarily attributed to incremental financing related to the Avintiv acquisition, partially offset by the $78 million purchase of non-controlling interest and repayment of $524 million on long-term borrowings.

Net cash used in financing activities increased $246 million to $365 million in fiscal 2015.  The change is primarily attributed to an increase in long-term debt repayments and increased debt financing costs related to the discharge of the 9¾% second priority senior secured notes.

Liquidity Outlook

Tax receivable agreement – In connection with the initial public offering, the Company entered into an income tax receivable agreement ("TRA") that provides for the payment to pre-initial public offering stockholders, option holders and holders of our stock appreciation rights, 85% of the amount of cash savings, if any, in U.S. federal, foreign, state and local income tax that are actually realized (or are deemed to be realized in the case of a change of control) as a result of the utilization of our and our subsidiaries' net operating losses attributable to periods prior to the initial public offering.  The total TRA balance at the end of fiscal 2016 was $174 million, prior to the $60 million payment made in October of 2016.

At the end of fiscal 2016, our cash balance was $323 million, of which approximately 67% was located outside the U.S.  The Company has deemed cash located outside the US to be indefinitely reinvested and will use for future international expansion.  We believe our existing U.S. based cash and cash flow from U.S. operations, together with available borrowings under our senior secured credit facilities, will be adequate to meet our liquidity needs over the next twelve months.  We do not expect our free cash flow to be sufficient to cover all long-term debt obligations and intend to refinance these obligations prior to maturity.  However, we cannot predict our future results of operations and our ability to meet our obligations involves numerous risks and uncertainties, including, but not limited to, those described in the "Risk Factors" section in this Form 10-K.

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

Accrued Rebates.  We offer various rebates to our customers in exchange for their purchases.  These rebate programs are individually negotiated with our customers and contain a variety of different terms and conditions.  Certain rebates are calculated as flat percentages of purchases, while others include tiered volume incentives.  These rebates may be payable monthly, quarterly, or annually.  The calculation of the accrued rebate balance involves significant management estimates, especially where the terms of the rebate involve tiered volume levels that require estimates of expected annual sales.  These provisions are based on estimates derived from current program requirements and historical experience.  We use all available information when calculating these reserves.  Our accrual for customer rebates was $54 million and $53 million as of the end of fiscal 2016 and 2015, respectively.

Impairments of Long-Lived Assets.  In accordance with the guidance from the FASB for the impairment or disposal of long-lived assets we review long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable.  Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts.  The impairment loss is measured by comparing the fair value of the asset to its carrying amount.  We recognized non-cash asset impairment of long-lived assets of $3 million, $2 million and $7 million in fiscal 2016, 2015 and 2014, respectively.

Goodwill and Other Indefinite Lived Intangible Assets.  Due to the segment realignment that occurred as a result of the Avinitv acquisition, we elected to complete a step 1 evaluation of goodwill in order to (1) reset the values of our new reporting units for future qualitative assessments and (2) determine if the carrying value of any reporting unit exceeded its fair value.  This evaluation was completed on the first day of the fourth fiscal quarter of fiscal 2016.  We utilized a discounted cash flow analysis in combination with a comparable company market approach to determine the fair value of each reporting unit.  For purposes of conducting our evaluation, we have seven reporting units, Health, Hygiene & Specialties ("HHS") – North America, HHS – South America, HHS – Europe, HHS – Asia, Consumer Packaging, Engineered Materials, and Tapes.  We determined that each of the components within our respective reporting units should be aggregated and tested at the respective level as one reporting unit.  We reached this conclusion because within each of our reporting units, we have similar products, production processes, markets served, geographic region, and/or management oversight which allows us to share assets and resources across the components.  We regularly re-align our production equipment and manufacturing facilities in order to take advantage of cost savings opportunities, obtain synergies and create manufacturing efficiencies.  We utilize our research and development centers, design center, tool shops, and graphics center which all provide benefits to each of the reporting units and work on new products that can benefit multiple components.  We also believe that the goodwill is recoverable from the overall operations of the unit given the synergies from leveraging the combined resources, common raw materials, common research and development, similar margins, management oversight and similar distribution methodologies.  Our discounted cash flow analysis included overall growth rates within Consumer Packaging, Engineered Materials, and Tapes of 0-3% (terminal year 3%) and overall growth rates within the HHS regions of 2-8% (terminal year 3%), and capital spending consistent with historical levels.  There were no indicators of impairment in the fourth quarter that required us to perform a test for the recoverability of goodwill.

After the completion of the step 1 evaluation we determined that the fair value of each of our reporting units was greater than the carrying value.  This conclusion was further supported by the increased valuations within the packaging industry and projected future operating results of our reporting units.  The identified increased valuations within our industry is supported by the Company's increase in stock price throughout fiscal 2016, market capitalization, and total enterprise value.  Future declines in our peer company and our market capitalizations and total enterprise value along with lower valuation market multiples, significant declines in operating performance, or significant declines in sales, specifically in our HHS reporting units which primarily consist of our recently acquired Avintiv business, could impact future impairment tests or may require a more frequent assessment.

The Company's goodwill, fair value and carrying value of our reporting units are as follows:

	Fair Value July 2, 2016	Carrying Value July 2, 2016	Goodwill as of October 1, 2016
Consumer Packaging	$5,030	$3,036	$1,520
Engineered Materials	1,870	231	67
Tapes	690	105	18
HHS – North America	1,860	1,494	488
HHS – South America	490	421	104
HHS – Europe	540	446	134
HHS – Asia	400	354	75
	$10,880	$6,087	$2,406

We also performed our annual impairment test for fiscal 2016 of our indefinite lived intangible assets, which relates to the "Berry Plastics," "Reemay," "Typar," and "Chicopee" trade names.  We performed a quantitative assessment for the Berry Plastics tradename, which totaled $207 million at October 1, 2016 and used the qualitative screen for the recently acquired Avintiv tradenames that were valued on October 1, 2015 when acquired.  The fair value is estimated based on the income approach using the revenue streams associated with each trade name. Our forecasted revenue growth for the Berry trade name ranged from 0-3% through and including the terminal year.  In conducting our qualitative screen, we did not observe any changes in our long-term forecasted revenue growth for the Reemay and Typar trade names which ranged from 3-4%, and for the Chicopee trade name which was 1%.  Given the recent acquisitions of the Reemay, Typar and Chicopee trade names, future declines in revenue or operating performance could impact future impairment tests and our ability to recover the fair value of our indefinite lived tradenames.

Deferred Taxes and Effective Tax Rates.  We estimate the effective tax rates ("ETR") and associated liabilities or assets for each of our legal entities of ours in accordance with authoritative guidance.  We use tax planning to minimize or defer tax liabilities to future periods.  In recording ETRs and related liabilities and assets, we rely upon estimates, which are based upon our interpretation of United States and local tax laws as they apply to our legal entities and our overall tax structure.  Audits by local tax jurisdictions, including the United States Government, could yield different interpretations from our own and cause the Company to owe more taxes than originally recorded.  For interim periods, we accrue our tax provision at the ETR that we expect for the full year.  As the actual results from our various businesses vary from our estimates earlier in the year, we adjust the succeeding interim periods' ETRs to reflect our best estimate for the year-to-date results and for the full year.  As part of the ETR, if we determine that a deferred tax asset arising from temporary differences is not likely to be utilized, we will establish a valuation allowance against that asset to record it at its expected realizable value.  In multiple foreign jurisdictions, the Company believes that it will not generate sufficient future taxable income to realize the related tax benefits.  The Company has provided a full valuation allowance against its foreign net operating losses included within the deferred tax assets in multiple foreign jurisdictions.  The Company has not provided a valuation allowance on its federal net operating losses in the United States because it has determined that future reversals of its temporary taxable differences will occur in the same periods and are of the same nature as the temporary differences giving rise to the deferred tax assets.  Changes in our valuation allowance could also impact our tax receivable agreement obligation.  Our valuation allowance against deferred tax assets was $82 million and $29 million as of the end of fiscal 2016 and 2015, respectively.

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

Interest Rate Sensitivity

We are exposed to market risk from changes in interest rates primarily through our senior secured credit facilities.  At October 1, 2016, our senior secured credit facilities are comprised of (i) $4.1 billion term loans and (ii) a $650 million revolving credit facility with no borrowings outstanding.  Borrowings under our senior secured credit facilities bear interest, at our option, at either (1) an alternate base rate or (2) an adjusted LIBOR rate for a one-, two-, three- or six month interest period, or a nine- or twelve-month period, if available to all relevant lenders, in each case, plus an applicable margin.  The alternate base rate is the greater of (i) in the case of our term loans, Credit Suisse's prime rate or, in the case of our revolving credit facility, Bank of America's prime rate and (ii) one-half of 1.0% over the weighted average of rates on overnight Federal Funds as published by the Federal Reserve Bank of New York.  At October 1, 2016, the LIBOR rate of 0.93% applicable to the term loans was below the LIBOR floor of 1.00. A 0.25% change in LIBOR would not have a material impact on our interest expense.

In February 2013, the Company entered into an interest rate swap transaction to protect $1 billion of outstanding variable rate term loan debt from future interest rate volatility. The agreement swapped the greater of a three-month variable LIBOR contract or 1.00% for a fixed annual rate of 2.355%, with an effective date in May 2016 and expiration in May 2019. In June 2013, the Company elected to settle this derivative instrument and received $16 million as a result of this settlement.  The offset is included in Accumulated other comprehensive loss and Deferred income taxes and is being amortized to Interest expense from May 2016 through May 2019, the original term of the swap agreement.

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

We maintain "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.

In connection with the preparation of this Form 10-K, management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of October 1, 2016.  As further described below, management identified a material weakness in the design and operating effectiveness of controls related to the income tax accounting process. As a result, our Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective as of October 1, 2016.  Notwithstanding this material weakness, management concluded that the consolidated financial statements included in this Annual Report present fairly, in all material respects, the financial position of the Company at October 1, 2016 in conformity with GAAP and our external auditors have issued an unqualified opinion on our consolidated financial statements as of and for the year ended October 1, 2016.

Management's Report on Internal Controls over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013 Framework).  Based on this assessment, management concluded that, as of October 1, 2016, the Company's internal control over financial reporting was not effective, due to the material weakness described below.  A material weakness is a deficiency or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

The Company identified a material weakness related to the process to prepare and review our income tax provision on a timely basis. The material weakness relates to deficiencies in the design and operation of controls within the income tax accounting process due, in part, to the increased complexity in the legal entity structure of the business following the Avintiv acquisition.

We acquired Avintiv during fiscal 2016, and management has excluded Avintiv's internal control over financial reporting from our assessment of the effectiveness of our internal control as of October 1, 2016. Avintiv represents approximately 23% of our consolidated assets as of October 1, 2016 and approximately 27% of our consolidated net sales for fiscal 2016.

Remediation Plan

Management will implement additional processes, controls and procedures relating to the timely preparation of our income tax accounting in order to address the material weakness through the integration of processes, implementation of policies, and improved documentation procedures.

Changes in Internal Controls over Financial Reporting

In October 2015, we acquired 100% of the capital stock of Avintiv which added 23 facilities, 18 of which are located outside the U.S.  There were no changes in our internal control over financial reporting that occurred during the quarter ended October 1, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except for the integration of the Avintiv operations into Berry's control structure.  The Company is in the process of migrating Avintiv's operations into their shared service center, migrating information technology platforms and standardizing control procedures across the overall operations and expect this to continue during Fiscal 2017.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item, with the exception of the Code of Ethics disclosure below, is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with the 2016 Annual Meeting of Stockholders.

Code of Ethics

We have a Code of Business Ethics that applies to all directors and employees, including our Chief Executive Officer and senior financial officers.  These standards are designed to deter wrongdoing and to promote the highest ethical, moral, and legal conduct of all employees. We also have adopted a Supplemental Code of Ethics, which is in addition to the standards set by our Code of Business Ethics, in order to establish a higher level of expectation for the most senior leaders of the Company.  The Supplemental Code of Ethics sets the expectations as to how our senior leaders conduct themselves in dealings with the Company, customers, suppliers and coworkers and it further defines our commitment to compliance with the Company's policies, procedures and government regulations. Our Code of Business Ethics and Supplemental Code of Ethics can be obtained, free of charge, by contacting our corporate headquarters or can be obtained from the Corporate Governance section of the Investors page on the Company's internet site.

Item 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with the 2017 Annual Meeting of Stockholders.
Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item, is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with the 2017 Annual Meeting of Stockholders.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with the 2017 Annual Meeting of Stockholders.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with the 2017 Annual Meeting of Stockholders.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Berry Plastics Group, Inc.

We have audited the accompanying consolidated balance sheets of Berry Plastics Group, Inc. as of October 1, 2016, and September 26, 2015, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity (deficit) and cash flows for each of the three years in the period ended October 1, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Berry Plastics Group, Inc. at October 1, 2016, and September 26, 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended October 1, 2016, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for the balance sheet classification of deferred income taxes and employee share-based payments in 2016.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Berry Plastics Group, Inc.'s internal control over financial reporting as of October 1, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission "(2013 framework)" and our report dated November 30, 2016, expressed an adverse opinion thereon.

/s/ Ernst & Young LLP

Indianapolis, Indiana
November 30, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Berry Plastics Group, Inc.

We have audited Berry Plastics Group, Inc.'s internal control over financial reporting as of October 1, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission "(2013 framework)" (the COSO criteria). Berry Plastics Group, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.  Management has identified a material weakness in controls related to the Company's income tax accounting process.  We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Berry Plastics Group, Inc. as of October 1, 2016 and September 26, 2015, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity (deficit) and cash flows for each of the three years in the period ended October 1, 2016.  This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2016 financial statements, and this report does not affect our report dated November 30, 2016, which expressed an unqualified opinion on those financial statements.

As indicated in the accompanying Management's Report on Internal Controls over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Avintiv Inc., which are included in the 2016 consolidated financial statements of Berry Plastics Group, Inc. and constituted 23% of total assets as of October 1, 2016 and 27% of net sales for the year then ended.  Our audit of internal control over financial reporting of Berry Plastics Group, Inc. also did not include an evaluation of internal control over financial reporting of Avintiv Inc.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Berry Plastics Group, Inc. has not maintained effective internal control over financial reporting as of October 1, 2016, based on the COSO criteria.

/s/ Ernst & Young LLP

Indianapolis, Indiana
November 30, 2016

Berry Plastics Group, Inc.
Consolidated Statements of Income
(in millions of dollars)

	Fiscal years ended
	October 1, 2016	September 26, 2015	September 27, 2014
Net sales	$6,489	$4,881	$4,958
Costs and expenses:
Cost of goods sold	5,202	4,012	4,190
Selling, general and administrative	531	357	320
Amortization of intangibles	143	91	102
Restructuring and impairment charges	32	13	30
Operating income	581	408	316

Debt extinguishment	4	94	35
Other (income) expense, net	(22)	1	(7)
Interest expense, net	291	191	221
Income before income taxes	308	122	67
Income tax expense	72	36	4
Consolidated net income	236	86	63
Net income attributable to non-controlling interests	—	—	1
Net income attributable to the Company	$236	$86	$62
Net income per share:
Basic (see footnote 14)	$1.95	$0.72	$0.53
Diluted (see footnote 14)	$1.89	$0.70	$0.51

Berry Plastics Group, Inc.
Consolidated Statements of Comprehensive Income
(in millions of dollars)

	Fiscal years ended
	October 1, 2016	September 26, 2015	September 27, 2014
Consolidated net income	$236	$86	$63
Currency translation	(1)	(45)	(16)
Interest rate hedges	(14)	(33)	(3)
Defined benefit pension and retiree health benefit plans	(23)	(16)	(11)
Provision for income taxes related to other comprehensive income items	9	18	5
Comprehensive income	207	10	38
Comprehensive income attributable to non-controlling interests	—	—	1
Comprehensive income attributable to the Company	$207	$10	$37

See notes to consolidated financial statements.

Berry Plastics Group, Inc.
Consolidated Balance Sheets
(in millions of dollars)

	October 1, 2016	September 26, 2015
Assets
Current assets:
Cash and cash equivalents	$323	$228
Accounts receivable, net	704	434
Inventories	660	522
Deferred income taxes	—	162
Prepaid expenses and other current assets	105	37
Total current assets	1,792	1,383
Property, plant and equipment, net	2,224	1,294
Goodwill and intangible assets, net	3,606	2,345
Other assets	31	6
Total assets	$7,653	$5,028

Liabilities and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$539	$330
Accrued expenses and other current liabilities	449	338
Current portion of long-term debt	43	37
Total current liabilities	1,031	705
Long-term debt, less current portion	5,712	3,648
Deferred income taxes	272	387
Other long-term liabilities	417	341
Total liabilities	7,432	5,081
Commitments and contingencies
Redeemable non-controlling interest	—	12
Stockholders' equity (deficit):
Common stock: (122.0 and 119.9 shares issued, respectively)	1	1
Additional paid-in capital	449	406
Non-controlling interest	3	3
Accumulated deficit	(84)	(356)
Accumulated other comprehensive loss	(148)	(119)
Total stockholders' equity (deficit)	221	(65)
Total liabilities and stockholders' equity (deficit)	$7,653	$5,028

See notes to consolidated financial statements.

Berry Plastics Group, Inc.
Consolidated Statements of Changes in Stockholders' Equity (Deficit)
(in millions of dollars)

	Common Stock	Additional Paid-in Capital	Non-Controlling Interest	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at September 28, 2013	$1	$322	$3	$(18)	$(504)	$(196)
Stock compensation expense	—	15	—	—	—	15
Proceeds from issuance of common stock	—	17	—	—	—	17
Obligation under tax receivable agreement	—	13	—	—	—	13
Interest rate hedge, net of tax	—	—	—	(2)	—	(2)
Net income attributable to the Company	—	—	—	—	62	62
Currency translation	—	—	—	(16)	—	(16)
Defined benefit pension and retiree health benefit plans, net of tax	—	—	—	(7)	—	(7)
Balance at September 27, 2014	$1	$367	$3	$(43)	$(442)	$(114)
Stock compensation expense	—	21	—	—	—	21
Proceeds from issuance of common stock	—	18	—	—	—	18
Interest rate hedge, net of tax	—	—	—	(21)	—	(21)
Net income attributable to the Company	—	—	—	—	86	86
Currency translation	—	—	—	(45)	—	(45)
Defined benefit pension and retiree health benefit plans, net of tax	—	—	—	(10)	—	(10)
Balance at September 26, 2015	$1	$406	$3	$(119)	$(356)	$(65)
Stock compensation expense	—	20	—	—	—	20
Cumulative effect of excess tax benefit from the adoption of ASU 2016-09	—	—	—	—	36	36
Proceeds from issuance of common stock	—	26	—	—	—	26
Interest rate hedge, net of tax	—	—	—	(9)	—	(9)
Net income attributable to the Company	—	—	—	—	236	236
Currency translation	—	—	—	(1)	—	(1)
Defined benefit pension and retiree health benefit plans, net of tax	—	—	—	(19)	—	(19)
Other equity	—	(3)	—	—	—	(3)
Balance at October 1, 2016	$1	$449	$3	$(148)	$(84)	$221

See notes to consolidated financial statements.

Berry Plastics Group, Inc.
   Consolidated Statements of Cash Flows
(in millions of dollars)

	Fiscal years ended
	October 1, 2016	September 26, 2015	September 27, 2014

Cash Flows from Operating Activities:
Consolidated net income	$236	$86	$63
Net income attributable to non-controlling interests	—	—	1
Net income attributable to the Company	$236	$86	$62

Adjustments to reconcile net cash from operating activities:
Depreciation	382	259	256
Amortization of intangibles	143	91	102
Non-cash interest expense	9	6	7
Debt extinguishment	4	94	35
Stock compensation expense	20	21	15
Deferred income tax	31	26	(4)
Impairment of long-lived assets	3	2	7
Other non-cash operating activities, net	(16)	—	(3)
Changes in operating assets and liabilities:
Accounts receivable, net	(34)	46	5
Inventories	9	74	19
Prepaid expenses and other assets	21	(8)	(1)
Accounts payable and other liabilities	49	(60)	30
Net cash from operating activities	857	637	530

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(288)	(180)	(215)
Proceeds from sale of assets	5	18	19
Acquisitions of business, net of cash acquired	(2,283)	(3)	(226)
Other investing activities, net	(13)	—	—
Net cash from investing activities	(2,579)	(165)	(422)

Cash Flows from Financing Activities:
Proceeds from long-term borrowings	2,490	693	1,627
Repayment of long-term borrowings	(524)	(951)	(1,687)
Proceeds from issuance of common stock	26	18	17
Payment of tax receivable agreement	(57)	(39)	(32)
Debt financing costs	(40)	(86)	(44)
Purchase of non-controlling interest	(78)	—	—
Net cash from financing activities	1,817	(365)	(119)
Effect of currency translation on cash	—	(8)	(2)
Net change in cash and cash equivalents	95	99	(13)
Cash and cash equivalents at beginning of period	228	129	142
Cash and cash equivalents at end of period	$323	$228	$129

See notes to consolidated financial statements.

Berry Plastics Group, Inc.
Notes to Consolidated Financial Statements
(in millions of dollars, except as otherwise noted)

1.  Basis of Presentation and Summary of Significant Accounting Policies

Background

Berry Plastics Group, Inc. ("Berry," "we," or the "Company") is a leading provider of value-added plastic consumer packaging, nonwoven specialty materials and engineered materials with a track record of delivering high-quality customized solutions to our customers.  Representative examples of our products include closures, prescription vials, specialty films, adhesives, nonwovens, drink cups, containers, and bottles.  We sell our products predominantly into stable, consumer-oriented end-markets, such as healthcare, personal care, and food and beverage.

Basis of Presentation

Periods presented in these financial statements include fiscal periods ending October 1, 2016 ("fiscal 2016"), September 26, 2015 ("fiscal 2015"), and September 27, 2014 ("fiscal 2014").  Prior to the acquisition of Avintiv, Inc., the Company operated in four operating segments: Rigid Open top, Rigid Closed top, Engineered Materials and Flexible Packaging.  In November 2015, Berry realigned its reporting structure, and now through its wholly-owned subsidiaries operates in three operating segments: Health, Hygiene & Specialties, Consumer Packaging, and Engineered Materials.  The Company has recast all prior period amounts to conform to this new reporting structure.  The Company's customers are located principally throughout the United States, without significant concentration with any one customer.  The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral.  The Company's fiscal year is based on fifty-two or fifty-three week periods.  Fiscal 2016 is a fifty-three week period and Fiscal 2015 and Fiscal 2014 are fifty-two week periods.  The Company has evaluated subsequent events through the date the financial statements were issued.

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

Revenue Recognition

Revenue from the sales of products is recognized at the time title and risks and rewards of ownership pass to the customer, there is persuasive evidence of an arrangement, the sales price is fixed and determinable and collection is reasonably assured.  Provisions for certain rebates, sales incentives, trade promotions, coupons, product returns and discounts to customers are accounted for as reductions in gross sales to arrive at net sales.  In accordance with the Revenue Recognition standards of the Accounting Standards Codification ("Codification" or "ASC"), the Company provides for these items as reductions of revenue at the later of the date of the sale or the date the incentive is offered.  These provisions are based on estimates derived from current program requirements and historical experience.

Shipping, handling, purchasing, receiving, inspecting, warehousing, and other costs of distribution are presented in Cost of goods sold in the Consolidated Statements of Income.  The Company classifies amounts charged to its customers for shipping and handling in Net sales in the Consolidated Statements of Income.

Purchases of Raw Materials and Concentration of Risk

The Company's most significant raw material used in the production of its products is plastic resin.  The largest supplier of the Company's total resin material requirements represented approximately 16% of purchases in fiscal 2016.  The Company uses a variety of suppliers to meet its resin requirements.

Research and Development

Research and development costs are expensed when incurred.  The Company incurred research and development expenditures of $48 million, $33 million, and $32 million in fiscal 2016, 2015, and 2014, respectively.

Stock-Based Compensation

The compensation guidance of the FASB requires that the compensation cost relating to share-based payment transactions be recognized in financial statements based on alternative fair value models.  The share-based compensation cost is measured based on the fair value of the equity or liability instruments issued.  The Company's share-based compensation plan is more fully described in Note 12.  The Company recorded total stock compensation expense of $20 million, $21 million, and $15 million for fiscal 2016, 2015, and 2014, respectively.

The Company utilizes the Black-Scholes option valuation model for estimating the fair value of the stock options.  The model allows for the use of a range of assumptions.  Expected volatilities utilized in the Black-Scholes model are based on implied volatilities from traded stocks of peer companies. Similarly, the dividend yield is based on historical experience and the estimate of future dividend yields.  The risk-free interest rate is derived from the U.S. Treasury yield curve in effect at the time of grant.  The Company's options have a ten year contractual life.  For purposes of the valuation model in fiscal years 2016, 2015, and 2014, the Company used the simplified method for determining the granted options expected lives (see footnote 12).

Foreign Currency

For the non-U.S. subsidiaries that account in a functional currency other than U.S. Dollars, assets and liabilities are translated into U.S. Dollars using period-end exchange rates.  Sales and expenses are translated at the average exchange rates in effect during the period.  Foreign currency translation gains and losses are included as a component of Accumulated other comprehensive income (loss) within stockholders' equity (deficit).  Gains and losses resulting from foreign currency transactions are included in the Consolidated Statements of Income.

Cash and Cash Equivalents

All highly liquid investments purchased with a maturity of three months or less from the time of purchase are considered to be cash equivalents.

Allowance for Doubtful Accounts

The Company's accounts receivable and related allowance for doubtful accounts are analyzed in detail on a quarterly basis and all significant customers with delinquent balances are reviewed to determine future collectability.  The determinations are based on legal issues (such as bankruptcy status), past history, current financial and credit agency reports, and the experience of the credit representatives.  Reserves are established in the quarter in which the Company makes the determination that the account is deemed uncollectible.  The Company maintains additional reserves based on its historical bad debt experience.  The following table summarizes the activity for fiscal years ended for the allowance for doubtful accounts:

	2016	2015	2014
Allowance for doubtful accounts, beginning	$3	$3	$3
Avintiv allowance for doubtful accounts	6	—	—
Bad debt expense	1	2	—
Write-offs against allowance	(2)	(2)	—
Allowance for doubtful accounts, ending	$8	$3	$3

Accounts Receivable Factoring Agreements

A number of the Company's foreign subsidiaries have entered into factoring agreements to sell certain receivables to unrelated third-party financial institutions. The Company accounts for these transactions in accordance with ASC 860, "Transfers and Servicing" ("ASC 860").  ASC 860 allows for the ownership transfer of accounts receivable to qualify for sale treatment when the appropriate criteria is met, which permits the Company to present the balances sold under the program to be excluded from Accounts receivable, net on the Consolidated Balance Sheets.  Receivables are considered sold when (i) they are transferred beyond the reach of the Company and its creditors, (ii) the purchaser has the right to pledge or exchange the receivables, and (iii) the Company has surrendered control over the transferred receivables.  In addition, the Company provides no other forms of continued financial support to the purchaser of the receivables once the receivables are sold. The table below summarizes the total amount of accounts receivable on the Consolidated Balance Sheets, sold under these factoring arrangements:

	2016	2015
Trade receivables sold to financial institutions	$23	$—
Net amounts advanced from financial institutions	(18)	—
Amounts due from financial institutions	$5	$—

In addition to the programs described above, the Company has a U.S. based program where certain U.S. based receivables are sold to unrelated third-party financial institutions.  There were no amounts outstanding from the financial institutions related to U.S. based programs at October 1, 2016.  The fees associated with transfer of receivables for all programs were not material for any of the periods presented.

Inventories

Inventories are stated at the lower of cost or market and are valued using the first-in, first-out method.  Management periodically reviews inventory balances, using recent and future expected sales to identify slow-moving and/or obsolete items. The cost of spare parts is charged to cost of goods sold when purchased.  We evaluate our reserve for inventory obsolescence on a quarterly basis and review inventory on-hand to determine future salability.  We base our determinations on the age of the inventory and the experience of our personnel.  We reserve inventory that we deem to be not salable in the quarter in which we make the determination.  We believe, based on past history and our policies and procedures, that our net inventory is salable.  Inventory as of fiscal 2016 and 2015 was:

Inventories:	2016	2015
Finished goods	$397	$309
Raw materials	263	213
	$660	$522

Property, Plant and Equipment

Property, plant and equipment are stated at cost.  Depreciation is computed primarily by the straight-line method over the estimated useful lives of the assets ranging from 5 to 25 years for buildings and improvements, 2 to 10 years for machinery, equipment, and tooling and over the term of the agreement for capital leases.  Leasehold improvements are depreciated over the shorter of the useful life of the improvement or the lease term.  Repairs and maintenance costs are charged to expense as incurred.  The Company capitalized interest of $6 million in each of fiscal 2016, 2015, and 2014, respectively.  Property, plant and equipment as of fiscal 2016 and 2015 was:

Property, plant and equipment:	2016	2015
Land, buildings and improvements	$667	$367
Equipment and construction in progress	3,552	2,618
	4,219	2,985
Less accumulated depreciation	(1,995)	(1,691)
	$2,224	$1,294

Long-lived Assets

Long-lived assets, including property, plant and equipment and definite lived intangible assets are reviewed for impairment in accordance with ASC 360, "Property, Plant and Equipment," whenever facts and circumstances indicate that the carrying amount may not be recoverable.  Specifically, this process involves comparing an asset's carrying value to the estimated undiscounted future cash flows the asset is expected to generate over its remaining life.  If this process were to result in the conclusion that the carrying value of a long-lived asset would not be recoverable, a write-down of the asset to fair value would be recorded through a charge to operations.  Fair value is determined based upon discounted cash flows or appraisals as appropriate.  Long-lived assets that are held for sale are reported at the lower of the assets' carrying amount or fair value less costs related to the assets' disposition.  We recorded impairment charges totaling $3 million, $2 million, and $7 million to property, plant and equipment assets to their net realizable valuables in connection with facility shutdowns during fiscal years 2016, 2015, and 2014, respectively.

Goodwill

The Company follows the principles provided by ASC 350, "Intangibles - Goodwill and Other."  Goodwill is not amortized but rather reviewed annually for impairment.  In connection with the Company's segment re-alignment, the Company performed a goodwill assessment before and after the segment realignment to determine if any impairment was present, noting that in each case the fair value of the reporting unit for each of historical reporting units exceeded its carrying value.  The Company performed their annual impairment evaluation on the first day of the fourth fiscal quarter.  For purposes of conducting our annual goodwill impairment test, the Company determined that we have seven reporting units, Health, Hygiene & Specialties ("HHS") – North America, HHS – South America, HHS – Europe, HHS – Asia, Consumer Packaging, Engineered Materials, and Tapes.  We determined that each of the components within our respective reporting units should be aggregated for our Consumer Packaging, Engineered Materials and Tapes reporting units.  We reached this conclusion because within each of these three reporting units, we have similar products, management oversight, production processes, markets served, and/or common geographic region which allow us to share resources across the product lines.  We regularly re-align our production equipment and manufacturing facilities in order to take advantage of cost savings opportunities, obtain synergies and create manufacturing efficiencies.  In addition, we utilize our research and development centers, design center, tool shops, and graphics center which all provide benefits to each of the reporting units and work on new products that can benefit multiple product lines.  We also believe that the goodwill is recoverable from the overall operations of the unit given our synergies from leveraging the combined resources, common raw materials, common research and development, similar margins and similar distribution methodologies.  In our HHS segment, we operate in four geographical regions where our management teams for each geography oversee the operations and allocate the resources across the entire region.  In fiscal year 2016, and due to the segment realignment, the Company opted to perform a step 1 quantitative evaluation in accordance with ASC 350 to establish a baseline for the fair value of each reporting unit.  The Company utilizes a combination of the discounted cash flow analysis and comparable company valuation methods to determine the fair values of its reporting units in accordance with ASC 820.  The Company determined that the fair value of each reporting unit exceeded its  carrying amount.  In fiscal year 2015, the Company applied the qualitative assessment and determined that it is more likely than not that the fair value of each reporting unit exceeded its carrying amount.  In fiscal 2014, the Company applied the qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit may be less than the carrying amount, and due to the decline in operating income in the Rigid Open Top reporting unit, we completed step 1 of the impairment test which indicated no impairment existed.  The Company has recognized cumulative goodwill impairment charges of $165 million, which occurred in Fiscal 2011.

The changes in the carrying amount of goodwill by reportable segment are as follows:

	Consumer Packaging	Health, Hygiene & Specialties	Engineered Materials	Total
Balance as of fiscal 2014	1,524	49	86	$1,659
Foreign currency translation adjustment	(5)	(2)	(2)	(9)
Acquisitions (realignment), net	1	1	—	2
Balance as of fiscal 2015	1,520	48	84	$1,652
Foreign currency translation adjustment	—	13	1	14
Acquisitions, net	—	740	—	740
Balance as of fiscal 2016	$1,520	$801	$85	$2,406

Deferred Financing Fees

Deferred financing fees are amortized to interest expense using the effective interest method over the lives of the respective debt agreements.  Pursuant to ASC 835-30 the Company presents $75 million of its debt issuance costs on the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge. In addition, the remaining $4 million of deferred charges, which relate to the Company's revolving line of credit, are presented in Other assets.

Intangible Assets

Customer relationships are being amortized using an accelerated amortization method which corresponds with the customer attrition rates used in the initial valuation of the intangibles over the estimated life of the relationships which range from 10 to 15 years.  Trademarks that are expected to remain in use, which are indefinite lived intangible assets, are required to be reviewed for impairment annually.  Technology intangibles are being amortized using the straight-line method over the estimated life of the technology which range from 8 to 14 years.  License intangibles are being amortized using the straight-line method over the life of the license which is 10 years.  The Company evaluates the remaining useful life of intangible assets on a periodic basis to determine whether events and circumstances warrant a revision to the remaining useful life.  The Company has certain tradenames that total approximately $248 million that are indefinite lived and we test annually for impairment on the first day of the fourth quarter.  We completed the annual impairment test of our indefinite lived trade names utilizing the relief from royalty method on the first day of the fourth quarter for each of our indefinite lived assets and noted no impairment in Fiscal 2016, 2015 and 2014.

	Customer Relationships	Trademarks	Other Intangibles	Accumulated Amortization	Total
Balance as of fiscal 2014	$1,167	$282	$109	$(766)	$792
Adjustment for income taxes	(3)	—	—	—	(3)
Foreign currency translation adjustment	(6)	(1)	(3)	4	(6)
Amortization expense	—	—	—	(91)	(91)
Acquisition intangibles	1	—	—	—	1
Balance as of fiscal 2015	$1,159	$281	$106	$(853)	$693

Adjustment for income taxes	(3)	—	—	—	(3)
Foreign currency translation adjustment	11	—	1	(2)	10
Amortization expense	—	—	—	(143)	(143)
Acquisition intangibles	523	45	75	—	643
Balance as of fiscal 2016	$1,690	$326	$182	$(998)	$1,200

Insurable Liabilities

The Company records liabilities for the self-insured portion of workers' compensation, health, product, general and auto liabilities.  The determination of these liabilities and related expenses is dependent on claims experience.  For most of these liabilities, claims incurred but not yet reported are estimated based upon historical claims experience.

Income Taxes

The Company accounts for income taxes under the asset and liability approach, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequence of events that have been recognized in the Company's financial statements or income tax returns.  Income taxes are recognized during the period in which the underlying transactions are recorded.  Deferred taxes, with the exception of non-deductible goodwill, are provided for temporary differences between amounts of assets and liabilities as recorded for financial reporting purposes and such amounts as measured by tax laws.  If the Company determines that a deferred tax asset arising from temporary differences is not likely to be utilized, the Company will establish a valuation allowance against that asset to record it at its expected realizable value.  The Company recognizes uncertain tax positions when it is more likely than not that the tax position will be sustained upon examination by relevant taxing authorities, based on the technical merits of the position. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement.  The Company's effective tax rate is dependent on many factors including:  the impact of enacted tax laws in jurisdictions in which the Company operates; the amount of earnings by jurisdiction, due to varying tax rates in each country; and the Company's ability to utilize foreign tax credits related to foreign taxes paid on foreign earnings that will be remitted to the United States.

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss).  Other comprehensive losses include net unrealized gains or losses resulting from currency translations of foreign subsidiaries, changes in the value of our derivative instruments and adjustments to the pension liability.

The accumulated balances related to each component of other comprehensive income (loss) were as follows (amounts below are net of taxes):

	Currency Translation	Defined Benefit Pension and Retiree Health Benefit Plans	Interest Rate Hedges	Accumulated Other Comprehensive Loss
Balance as of fiscal 2013	$(20)	$(8)	$10	$(18)
Other comprehensive income (loss)	(16)	(11)	(3)	(30)
Provision for income taxes	—	4	1	5
Balance as of fiscal 2014	$(36)	$(15)	$8	$(43)
Other comprehensive loss	(45)	(16)	(33)	(94)
Provision for income taxes	—	6	12	18
Balance as of fiscal 2015	$(81)	$(25)	$(13)	$(119)
Other comprehensive income (loss)	(1)	(25)	(30)	(56)
Net amount reclassified from accumulated other comprehensive income (loss)	—	2	16	18
Provision for income taxes	—	4	5	9
Balance as of fiscal 2016	$(82)	$(44)	$(22)	$(148)

Accrued Rebates

The Company offers various rebates to customers based on purchases.  These rebate programs are individually negotiated with customers and contain a variety of different terms and conditions.  Certain rebates are calculated as flat percentages of purchases, while others included tiered volume incentives.  These rebates may be payable monthly, quarterly, or annually.  The calculation of the accrued rebate balance involves significant management estimates, especially where the terms of the rebate involve tiered volume levels that require estimates of expected annual sales.  These provisions are based on estimates derived from current program requirements and historical experience.  The accrual for customer rebates was $54 million and $53 million at the end of fiscal 2016 and 2015, respectively and is included in Accrued expenses and other current liabilities.

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

Recently Issued Accounting Pronouncements

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (FASB) issued a final standard on revenue recognition. Under the new standard, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In order to do so, an entity would follow the five-step process for in-scope transactions: 1) identify the contract with a customer, 2) identify the separate performance obligations in the contract, 3) determine the transaction price, 4) allocate the transaction price to the separate performance obligations in the contract, and 5) recognize revenue when (or as) the entity satisfies a performance obligation. For public entities, the provisions of the new standard are effective for annual reporting periods beginning after December 15, 2017 and interim periods therein.  Early adoption for annual reporting periods beginning after December 15, 2016 is permitted. An entity can apply the new revenue standard on a full retrospective approach to each prior reporting period presented or on a modified retrospective approach with the cumulative effect of initially applying the standard recognized at the date of initial application in retained earnings. The Company is in the process of determining our approach to the adoption of this new standard, and the anticipated impact to the consolidated financial statements which will not be effective until our Fiscal 2019.

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

Income Taxes

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes which simplifies the presentation of deferred income taxes.  This update requires that deferred tax assets and liabilities be classified as non-current in a statement of financial position.  The update is effective for financial periods beginning after December 15, 2017; however, early adoption is permitted.  The Company adopted this guidance effective at the beginning of fiscal 2016, on a prospective basis, resulting in a $175 million reclassification of our net current deferred tax asset to the net long-term deferred tax liabilities on our Consolidated Balance Sheet.

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

Stock Compensation

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, as part of its Simplification Initiative.  The new guidance will require all income tax effects of awards to be recognized in the income statement when the awards vest or are settled.  It also will allow an employer to repurchase more of an employee's shares than it can today for tax withholding purposes without triggering liability accounting and to make a policy election for forfeitures as they occur.  The guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years.  The Company elected to early adopt this guidance effective for our fiscal year ending October 1, 2016, on a retrospective basis, and recorded a $36 million deferred income tax asset through accumulated equity (deficit) for periods prior to fiscal 2016.  The Company recorded a $15 million deferred income tax asset and income tax benefit for fiscal 2016. The adoption of the standard did not have an impact on our statement of cash flows and the Company elected to continue to estimate a forfeiture rate and record adjustments based on actual experience.

2.  Acquisition

AVINTIV Inc.

In October 2015, the Company acquired 100% of the capital stock of AVINTIV Inc. ("Avintiv") for a purchase price of $2.26 billion, net of cash acquired.  Avintiv was one of the world's leading developers, producers, and marketers of nonwoven specialty materials used in hygiene, infection prevention, personal care, industrial, construction, and filtration applications.  With 23 locations in 14 countries, an employee base of over 4,500 people as of the acquisition date, the broadest range of process technologies in the nonwoven industry, and strategically located manufacturing facilities, Avintiv was positioned as a global supplier to many of the same leading consumer and industrial product manufacturers as Berry's existing business.  The acquisition has been accounted for under the purchase method of accounting, and accordingly, the purchase price has been allocated to the identifiable assets and liabilities based on fair values at the acquisition date.  The results of Avintiv have been included in the consolidated results of the Company since the date of the acquisition and are included in our Health, Hygiene & Specialties segment.  Avintiv had $1.8 billion of consolidated sales in Fiscal 2016.  The Company has recognized goodwill on this transaction primarily as a result of expected synergies of Avintiv, and does not expect goodwill to be deductible for tax purposes.  The following table summarizes the purchase price allocation:

Working capital (a)	$198
Property and equipment	964
Intangible assets	631
Goodwill	737
Avintiv debt assumed	(53)
Non-controlling interest - Providencia	(63)
Deferred purchase price - Providencia	(30)
Deferred taxes	(59)
Other assets	28
Other long-term liabilities	(93)
(a) Includes an $11 million step up of inventory to fair value

The Company has allocated the purchase price based on a fair value analysis to working capital, long-term assets and liabilities, property and equipment, intangible assets (customer relationships, technology & tradenames), pension, deferred income taxes and goodwill.  The Company has utilized variations of the income method for purposes of valuing the intangible assets and considered various methods for the real and personal property including the new cost, replacement cost and current cost estimates to determine the overall fair value.  The Company considered the various regions of the world that Avintiv operates in and the overall inflation and GDP growth along with potential cost synergies and historical results of Avintiv in determining the fair values.

The Company is still in the process of reaching settlement on the purchase price with the sellers and has recorded an estimate as of October 1, 2016.  The Company does not expect the final settlement of the purchase price to have a material impact on the financial statements.

The deferred purchase price relates to certain tax claims of Companhia Providência Indústria e Comércio ("Providência") at the time Providência was acquired by Avintiv.  If the claims are resolved in the Company's favor, the deferred purchase price will be paid to the legacy Providência shareholders.  However, if the Company or Providência incur actual tax liability in respect to these claims, the amount of deferred purchase price will be reduced by the amount of such actual tax liability.  The Company will be responsible for any actual tax liability in excess of the deferred purchase price.

Unaudited pro forma net sales were $6.7 billion for the year ended September 26, 2015.  Unaudited pro forma net losses were $28 million for the year ended September 26, 2015.  The unaudited pro forma net sales and net losses assume that the Avintiv acquisition had occurred as of the beginning of the period.

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

3.  Long-Term Debt

During fiscal 2016, the Company has made $524 million of repayments on long-term borrowings using existing liquidity.

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

6% Second Priority Senior Secured Notes

In October 2015, the Company issued $400 million of 6% second priority senior secured notes due October 2022.  Interest on these notes is due semi-annually in April and October.  The proceeds from these notes, in addition to the incremental term loan due October 2022, were used to finance the Avintiv acquisition. The Company recognized $5 million of deferred financing fees related to this debt issuance.

Term Loans

In October 2015, the Company entered into an incremental assumption agreement to increase the commitments under the existing term loan credit agreement by $2.1 billion.  The incremental assumption agreement provided for that incremental term loan to bear interest at LIBOR plus 3.00% per annum with a LIBOR floor of 1.00%, to mature in October 2022 and to be subject to customary amortization. The proceeds from the incremental term loan, in addition to the 6% Second Priority Senior Secured Notes, were used to finance the Avintiv acquisition.  The Company recognized $11 million of debt discount and $25 million of deferred financing fees related to this assumption agreement.

In June 2016, the Company entered into an incremental assumption agreement and amendment to lower the interest rates under certain of the existing term loans.  The term loan maturing in January 2021 now bears interest at LIBOR plus 2.50% per annum with a LIBOR floor of 1.00%.  The term loan maturing in October 2022 now bears interest at LIBOR plus 2.75% per annum with a LIBOR floor of 1.00%.  Additionally, if the Company is able to achieve a net first lien secured leverage ratio below 3.0 to 1.0, the interest rate on the term loan maturing in October 2022 will be reduced to LIBOR plus 2.50%. All other terms remain unchanged.  The term loans are considered to be a loan syndication and as a result, a portion of the existing term loans were modified and a portion were considered to be extinguished.  The Company recorded $4 million to loss on debt extinguishment, reflecting the write-off of deferred financing fees and debt discounts, net of amortization associated with the portion of the debt that was considered extinguished.  The Company also capitalized an incremental $2 million of debt discount related to the assumption agreement executed in June 2016.

Debt discounts and deferred financing fees are presented net of Long-term debt, less the current portion in the Consolidated Balance Sheet and are amortized to Interest expense through maturity.

Long-term debt consists of the following:

	Maturity Date	October 1, 2016	September 26, 2015
Term loan	February 2020	$1,351	$1,369
Term loan	January 2021	814	—
Term loan	October 2022	1,895	—
Modified term loan	-	—	1,019
Revolving line of credit	May 2020	—	—
5 1/8% Second Priority Senior Secured Notes	July 2023	700	700
5 1/2% Second Priority Senior Secured Notes	May 2022	500	500
6% Second Priority Senior Secured Notes	October 2022	400	—
Debt discounts and deferred fees		(58)	(29)
Capital leases and other	Various	153	126
Total long-term debt		5,755	3,685
Current portion of long-term debt		(43)	(37)
Long-term debt, less current portion		$5,712	$3,648

Berry Plastics Corporation Senior Secured Credit Facility

Our wholly owned subsidiary Berry Plastics Corporation's senior secured credit facilities consist of $4.1 billion of term loans and a $650 million asset-based revolving line of credit.  The availability under the revolving line of credit is the lesser of $650 million or based on a defined borrowing base which is calculated based on available accounts receivable and inventory.

The borrowings under the senior secured credit facilities bear interest at a rate equal to an applicable margin plus, as determined at the Company's option, either (a) a base rate determined by reference to the higher of (1) the prime rate of Credit Suisse, Cayman Islands Branch, as administrative agent, in the case of the term loan facility or Bank of America, N.A., as administrative agent, in the case of the revolving credit facility and (2) the U.S. federal funds rate plus 1/2  of 1% or (b) LIBOR determined by reference to the costs of funds for eurodollar deposits in dollars in the London interbank market for the interest period relevant to such borrowing Bank Compliance for certain additional costs.  The applicable margin for LIBOR rate borrowings under the revolving credit facility ranges from 1.25% to 1.75%, the term loan maturing in February 2020 is 2.50% per annum with a LIBOR floor of 1.00%, the term loan maturing in January 2021 is 2.50% per annum with a LIBOR floor of 1.00%, and the term loan maturing in October 2022 is 2.75% per annum with a LIBOR floor of 1.00%.

The term loan facility requires minimum quarterly principal payments of $4 million, with the remaining amount payable upon maturity.  The Company may voluntarily repay outstanding loans under the senior secured credit facilities at any time without premium or penalty, other than customary "breakage" costs with respect to eurodollar loans.  The senior secured credit facilities contain various restrictive covenants that, among other things and subject to specified exceptions, prohibit the Company from prepaying other indebtedness, and restrict its ability to incur indebtedness or liens, make investments or declare or pay any dividends.  All obligations under the senior secured credit facilities are unconditionally guaranteed by the Company and, subject to certain exceptions, each of the Company's existing and future direct and indirect domestic subsidiaries. The guarantees of those obligations are secured by substantially all of the Company's assets as well as those of each domestic subsidiary guarantor.

Despite not having financial maintenance covenants, our debt agreements contain certain negative covenants.  We believe we are in compliance will all covenants as of October 1, 2016.  The failure to comply with these negative covenants could restrict our ability to incur additional indebtedness, effect acquisitions, enter into certain significant business combinations, make distributions or redeem indebtedness.

Future maturities of long-term debt as of fiscal year end 2016 are as follows:

Fiscal Year	Maturities
2017	$43
2018	41
2019	39
2020	1,335
2021	833
Thereafter	3,522
$5,813

Interest paid was $276 million, $191 million, and $214 million in fiscal 2016, 2015, and 2014, respectively.

4.  Financial Instruments and Fair Value Measurements

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
Foreign Currency Forward Contracts Not Designated as Hedges

The primary purposes of our foreign currency hedging activities is to manage the potential changes in value associated with the changes in foreign currencies on anticipated future foreign cash movements for certain jurisdictions.  The changes in fair value of these derivative contracts are recognized in other income, net, on our consolidated statements of operations and are largely offset by the remeasurement of the underlying intercompany loan.  The foreign currency forward contracts are Level 2 fair value measurements and we use a discounted cash flow analysis along with significant other observable inputs to determine the fair value of the foreign currency forward contract if it is outstanding at the end of the period.  These contracts are typically entered into and settled within the given quarterly reporting period.

Cash Flow Hedging Strategy

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is reported as a component of Accumulated other comprehensive loss and reclassified into earnings in the same line item associated with the forecasted transaction and in the same period or periods during which the hedged transaction affects earnings. The categorization of the framework used to price these derivative instruments is considered a Level 2 fair value measurement, and we utilize a discounted cash flow calculation along with significant other observable inputs to determine the fair value.

In February 2013, the Company entered into an interest rate swap transaction to manage cash flow variability associated with $1 billion of outstanding variable rate term loan debt. The agreement swapped the greater of a three-month variable LIBOR contract or 1.00% for a fixed annual rate of 2.355% with an effective date in May 2016 and expiration in May 2019. In June 2013, the Company elected to settle this derivative instrument and received $16 million as a result of this settlement.  The effective portion of the interest rate swap is included in Accumulated other comprehensive loss and is being amortized to Interest expense from May 2016 through May 2019, the original term of the swap agreement.

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

The Company records the changes in fair value of derivative instruments designated for hedge accounting as prescribed in ASC 815 – Derivatives and Hedging, in Accumulated other comprehensive income (loss), net of tax which are included in Deferred income taxes. All other changes in derivative instruments not designated as hedging instruments flow through the Consolidated Statement of Operations.  The Company has designated all of their interest rate swaps as hedges.

Balance Sheet Location		2016	2015
Interest rate swaps	Other long-term liabilities	$45	$36

The effect of the Company's derivative instruments on the Consolidated Statement of Operations is as follows:

		Fiscal years Ended
Derivatives instruments	Statement of Operations Location	October 1, 2016	September 26, 2015	September 27, 2014
Interest rate swaps	Interest expense, net	$16	$—	$—
Foreign currency swaps	Other (income) expense	$13	$—	$—

The Company's financial instruments consist primarily of cash and cash equivalents, long-term debt, interest rate swap agreements and capital lease obligations.  The fair value of our long-term indebtedness exceeded book value by $56 million as of fiscal 2016, while conversely, its book value exceeded fair value by $55 million as of fiscal 2015.  The Company's long-term debt fair values were determined using Level 2 inputs as other significant observable inputs were not available.

Non-recurring Fair Value Measurements

The Company has certain assets that are measured at fair value on a non-recurring basis when impairment indicators are present or when the Company completes an acquisition.  See Note 2 for discussion of the Avintiv and the non-recurring fair value measurement considerations that were utilized in the purchase price allocation.  The Company adjusts certain long-lived assets to fair value only when the carrying values exceed the fair values. The categorization of the framework used to value the assets is considered Level 3, due to the subjective nature of the unobservable inputs used to determine the fair value (see Note 1 and 5 for additional discussion).  These assets that are subject to our annual impairment analysis primarily include our definite lived and indefinite lived intangible assets, including Goodwill and our property, plant and equipment.  The Company reviews Goodwill and other indefinite lived assets for impairment as of the first day of the fourth fiscal quarter each year, and more frequently if impairment indicators exist.  The Company determined Goodwill and other indefinite lived assets were not impaired in our annual fiscal 2014, 2015, and 2016 assessments and no impairment indicators existed in the current year.

Included in the following tables are the major categories of assets and their current carrying values that were measured at fair value on a non-recurring basis in the current year, along with the impairment loss recognized on the fair value measurement for the fiscal years then ended:

	As of the end of fiscal 2016
	Level 1	Level 2	Level 3	Total	Impairment
Indefinite-lived trademarks	$—	$—	$248	$248	$—
Goodwill	—	—	2,406	2,406	—
Definite lived intangible assets	—	—	952	952	—
Property, plant and equipment	—	—	2,224	2,224	3
Total	$—	$—	$5,830	$5,830	$3

	As of the end of fiscal 2015
	Level 1	Level 2	Level 3	Total	Impairment
Indefinite-lived trademarks	$—	$—	$207	$207	$—
Goodwill	—	—	1,652	1,652	—
Definite lived intangible assets	—	—	486	486	—
Property, plant and equipment	—	—	1,294	1,294	2
Total	$—	$—	$3,639	$3,639	$2

	As of the end of fiscal 2014
	Level 1	Level 2	Level 3	Total	Impairment
Indefinite-lived trademarks	$—	$—	$207	$207	$—
Goodwill	—	—	1,659	1,659	—
Definite lived intangible assets	—	—	585	585	—
Property, plant and equipment	—	—	1,364	1,364	7
Total	$—	$—	$3,815	$3,815	$7

Valuation of Goodwill and Indefinite Lived Intangible Assets

ASC Topic 350 requires the Company to test goodwill for impairment at least annually.  The Company conducted the impairment test on the first day of the fourth fiscal quarter, unless indications of impairment exist during an interim period.  When assessing its goodwill for impairment, the Company utilizes a comparable company market approach weighted equally with a discounted cash flow analysis to determine the fair value of their reporting units and corroborate the fair values.  The Company utilizes a relief from royalty method to value their indefinite lived trademarks and uses the forecasts that are consistent with those used in the reporting unit analysis.  The Company has seven reporting units more fully discussed in Note 1.  The Company's discounted cash flow analysis included overall growth rates within Consumer Packaging, Engineered Materials, and Tapes of 0-3% (terminal year 3%) and overall growth rates within the HHS regions of 2-8% (terminal year 3%), and capital spending and earnings consistent with historical levels.  In fiscal 2016, fiscal 2015 and fiscal 2014 the Company determined no impairment existed.  The Company did not recognize any impairment charges on the indefinite lived intangible assets in any of the years presented.

Valuation of Property, Plant and Equipment and Definite Lived Intangible Assets

The Company periodically realigns their manufacturing operations which results in facilities being closed and shut down and equipment transferred to other facilities or equipment being scrapped or sold.  The Company utilizes appraised values to corroborate the fair value of the facilities and has utilized a scrap value based on prior facility shut downs to estimate the fair value of the equipment, which has approximated the actual value that was received.  When impairment indicators exist, the Company will also perform an undiscounted cash flow analysis to determine the recoverability of the Company's long-lived assets.  The Company incurred an impairment charges of $3 million, $2 million, and 7 million related to property, plant and equipment in fiscal years 2016, 2015, or 2014, respectively.  The impairment charges were calculated based on the estimated proceeds that were expected based on the market for  used equipment and past sales of equipment less the carrying value.  The Company did not incur an impairment charge on definite lived intangible assets in fiscal 2016, 2015, or 2014.

5.  Goodwill and Intangible Assets

The following table sets forth the gross carrying amount and accumulated amortization of the Company's goodwill and intangible assets as of the fiscal year end:

	2016	2015	Amortization Period
Goodwill	2,406	1,652	Indefinite lived

Customer relationships	1,690	1,159	10 – 15 years
Trademarks (indefinite lived)	248	207	Indefinite lived
Trademarks (definite lived)	78	74	10 years
Other intangibles	182	106	8-14 years
Accumulated amortization	(998)	(853)
Intangible assets, net	1,200	693
Total goodwill and intangible assets, net	$3,606	$2,345

Future amortization expense for definite lived intangibles as of fiscal 2016 for the next five fiscal years is $128 million, $109 million, $101 million, $93 million, and $85 million each year for fiscal years ending 2017, 2018, 2019, 2020, and 2021, respectively.

6.  Lease and Other Commitments and Contingencies

The Company leases certain property, plant and equipment under long-term lease agreements.  Property, plant, and equipment under capital leases are reflected on the Company's balance sheet in property and equipment.  The Company entered into new capital lease obligations totaling $51 million, $29 million, and $45 million during fiscal 2016, 2015, and 2014, respectively, with various lease expiration dates through 2025.  The Company records amortization of capital leases in Cost of goods sold in the Consolidated Statement of Income.  Assets under operating leases are not recorded on the Company's balance sheet.  Operating leases expire at various dates in the future with certain leases containing renewal options.  The Company had minimum lease payments or contingent rentals of $26 million and $24 million and asset retirement obligations of $9 million and $8 million as of fiscal 2016 and 2015, respectively. Total rental expense from operating leases was $60 million, $53 million, and $54 million in fiscal 2016, 2015, and 2014, respectively.

Future minimum lease payments for capital leases and non-cancellable operating leases with initial terms in excess of one year as of fiscal year end 2016 are as follows:

	Capital Leases	Operating Leases
2017	$34	$57
2018	31	49
2019	28	43
2020	29	37
2021	21	35
Thereafter	30	165
	173	$386
Less: amount representing interest	(20)
Present value of net minimum lease payments	$153

The Company has entered into a series of sale-leaseback transactions, pursuant to which it sold certain facilities and is leasing these facilities back. The Company has a total deferred gain on these sale-leaseback transactions of $26 million and is amortizing this over the respective lease of the facility.

The Company also has various purchase commitments for raw materials, supplies and property and equipment incidental to the ordinary conduct of business.

Litigation

The Company is party to various legal proceedings in addition to the above involving routine claims which are incidental to its business.  Although the Company's legal and financial liability with respect to such proceedings cannot be estimated with certainty, the Company believes that any ultimate liability would not be material to its financial position, results of operations or cash flows.

Collective Bargaining Agreements

At the end of fiscal 2016, we employed approximately 21,000 employees, and approximately 20% of those employees are covered by collective bargaining agreements.  The majority of these agreements are due for renegotiation in fiscal 2017.  Our relations with employees under collective bargaining agreements remain satisfactory and there have been no significant work stoppages or other labor disputes during the past three years.

7.  Accrued Expenses, Other Current Liabilities and Other Long-Term Liabilities

The following table sets forth the totals included in Accrued expenses and other current liabilities as of fiscal year end.

	2016	2015
Employee compensation, payroll, and other	$152	$95
Interest	53	38
Rebates	54	53
Restructuring	13	10
Accrued taxes	40	20
Tax receivable agreement obligation	60	57
Other	77	65
	$449	$338

The following table sets forth the totals included in Other long-term liabilities as of fiscal year end.

	2016	2015
Lease retirement obligation	$34	$32
Sale-lease back deferred gain	26	28
Pension liability	88	57
Deferred purchase price	41	—
Tax receivable agreement obligation	114	175
Interest rate swaps	45	36
Other	69	13
	$417	$341

8.  Income Taxes

The Company is being taxed at the U.S. corporate level as a C-Corporation and has provided U.S. Federal, State and foreign income taxes.

Significant components of income tax expense for the fiscal years ended are as follows:

	2016	2015	2014
Current
United States
Federal	$—	—	$—
State	5	3	5
Non-U.S.	36	7	3
Current income tax provision	41	10	8
Deferred:
United States
Federal	35	31	3
State	3	(4)	(5)
Non-U.S.	(7)	(1)	(2)
Deferred income tax expense (benefit)	31	26	(4)
Expense for income taxes	$72	$36	$4

U.S. income from continuing operations before income taxes was $168 million, $99 million, and $58 million for fiscal 2016, 2015, and 2014, respectively.  Non-U.S. income from continuing operations before income taxes was $140 million, $23 million, and $9 million for fiscal 2016, 2015, and 2014, respectively.

The reconciliation between U.S. Federal income taxes at the statutory rate and the Company's benefit for income taxes on continuing operations for fiscal year end is follows:

	2016	2015	2014
U.S. Federal income tax expense at the statutory rate	$108	$43	$23
Adjustments to reconcile to the income tax provision:
U.S. state income tax expense	8	7	5
Changes in state valuation allowance	2	(7)	—
Research and development credits	(8)	(5)	(20)
Share-based compensation	(15)	—	—
Permanent differences	2	—	(2)
Changes in foreign valuation allowance	(1)	—	1
Foreign income taxed in the U.S.	7	—	—
Deduction of worthless investment	(9)	—	—
Permanent foreign currency differences	(8)	—	—
Rate differences between U.S. and foreign	(14)	(2)	(1)
APB 23	—	—	(1)
Other	—	—	(1)
Expense for income taxes	$72	$36	$4

Deferred income taxes result from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes.  The components of the net deferred income tax liability as of fiscal year end are as follows:

	2016	2015
Deferred tax assets:
Allowance for doubtful accounts	$7	$3
Deferred gain on sale-leaseback	11	12
Accrued liabilities and reserves	129	84
Inventories	10	9
Net operating loss carryforward	371	130
Alternative minimum tax (AMT) credit carryforward	10	9
Research and development credit carryforward	36	22
Federal and state tax credits	2	7
Other	6	3
Total deferred tax assets	582	279
Valuation allowance	(82)	(29)
Total deferred tax assets, net of valuation allowance	500	250
Deferred tax liabilities:
Property, plant and equipment	282	137
Intangible assets	435	256
Debt extinguishment	53	79
Other	2	3
Total deferred tax liabilities	772	475
Net deferred tax liability	$(272)	$(225)

After Internal Revenue Code Section 382 ("Section 382") limitations, the Company has $682 million of U.S. federal net operating loss carryforwards as of fiscal 2016, which will be available to offset future taxable income.  As of fiscal year end 2016, the Company had state and foreign net operating loss carryforwards of $1,441 million and $302 million, respectively, which will be available to offset future taxable income.  If not used, the federal net operating loss carryforwards will expire in future years beginning 2024 through 2035.  AMT credit carryforwards totaling $10 million are available to the Company indefinitely to reduce future years' federal income taxes.  The state net operating loss carryforwards will expire in future years beginning in 2017 through 2036.  The foreign net operating loss carryforwards will expire in future years beginning in 2017 while a portion remains available indefinitely.  The Company has $29 million and $7 million of federal and state Research and Development tax credits, respectively, that will expire in future years beginning 2027 through 2036. In addition, the Company has $4 million of other state tax credits that will expire in future years beginning in 2017 through 2020.

In connection with the initial public offering, the Company entered into an income tax receivable agreement that provides for the payment to pre-initial public offering stockholders, option holders and holders of our stock appreciation rights, 85% of the amount of cash savings, if any, in U.S. federal, foreign, state and local income tax that are actually realized (or are deemed to be realized in the case of a change of control) as a result of the utilization of our and our subsidiaries' net operating losses attributable to periods prior to the initial public offering.  Based on the Company's assumptions using various items, including valuation analysis and current tax law, the Company recorded an obligation of $313 million which was recognized as a reduction of Paid-in capital on the Consolidated Balance Sheets.  The Company made payments of $57 million, $39 million, and $32 million in fiscal years 2016, 2015, and 2014, respectively.  The balance at the end of fiscal 2016 was $174 million, and the Company made its fiscal year 2017 payment of $60 million in October 2016.

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

The change in ownership of Avintiv created limitations under Sec. 382 of the Internal Revenue Code on annual usage of Avintiv's net operating loss carryforwards.  All of the Company's Federal net operating loss carryforwards should be available for use within the next 17 years and are not expected to expire unutilized.  Prior to the Company's acquisition of Avintiv, Avintiv was subject to certain ownership changes that resulted in the effective loss of certain NOLs.  The NOLs effectively lost have been excluded from the opening balance sheet of Avintiv.  As part of the effective tax rate calculation, if we determine that a deferred tax asset arising from temporary differences is not likely to be utilized, we will establish a valuation allowance against that asset to record it at its expected realizable value.  The Company has not provided a valuation allowance on its federal net operating loss carryforwards in the United States because it has determined that future reversals of its temporary taxable differences will occur in the same periods and are of the same nature as the temporary differences giving rise to the deferred tax assets.  Our valuation allowance against deferred tax assets was $82 million and $29 million as of fiscal year end 2016 and 2015, respectively, related to the foreign and U.S. state operations.  The Company paid cash taxes of $43 million, $9 million, and $7 million in fiscal 2016, 2015, and 2014, respectively.

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

The following table summarizes the activity related to our gross unrecognized tax benefits for fiscal year end:

	2016	2015
Beginning unrecognized tax benefits	$13	$14
Gross increases – tax positions in prior periods	4	—
Gross increases – current period tax positions	1	1
Gross increases – from acquisitions	48	—
Settlements	(1)	(1)
Lapse of statute of limitations	(3)	(1)
Ending unrecognized tax benefits	$62	$13

The amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate was $6 million and $7 million for the fiscal years ended 2016 and 2015.

As of fiscal year end 2016, we had $23 million accrued for payment of interest and penalties related to our uncertain tax positions.  Our penalties and interest related to uncertain tax positions are included in income tax expense.

We and our subsidiaries are routinely examined by various taxing authorities. Although we file U.S. federal, U.S. state, and foreign tax returns, our major tax jurisdiction is the U.S. The IRS has completed an examination of our 2003, 2010 and 2011 tax years. Our 2004 – 2009, and 2012 – 2015 tax years remain subject to examination by the IRS.  Avintiv's pre-acquisition U.S. federal tax returns for the years 2004 – 2015 remain subject to examination by the IRS.  Companhia Providência Indústria e Comércio ("Providência") was subject to certain tax claims at the time Providência was acquired by Avintiv and have been accounted for in the financial statements as a deferred purchase price liability.  There are various other on-going audits in various other jurisdictions that are not material to our financial statements.

As of the end of fiscal 2016, we had unremitted earnings from foreign subsidiaries of approximately $479 million that are permanently reinvested for continued use in foreign operations, accordingly, no provision for U.S. federal or state income taxes has been provided thereon.  If distributed, those earnings would result in additional income tax expense at approximately the U.S. statutory rate.  Determination of the amount of unrecognized deferred US income tax liability is not practicable due to the complexities associated with its hypothetical calculation.

9.  Retirement Plans

The Company maintains defined benefit pension plans globally, which cover certain manufacturing facilities.  The Company also maintains retiree health plans, which cover certain healthcare and life insurance benefits for certain retired employees and their spouses.  Each of the defined benefit and retiree health plans are frozen plans.  The Company uses fiscal year end as a measurement date for the retirement plans.

The Company also sponsors defined contribution 401(k) retirement plans covering substantially all employees.  Contributions are based upon a fixed dollar amount for employees who participate and percentages of employee contributions at specified thresholds.  Contribution expense for these plans was $10 million, $7 million, and $8 million for fiscal 2016, 2015, and 2014, respectively.

The projected benefit obligations of the Company's plans presented herein are equal to the accumulated benefit obligations of such plans. The net amount of liability recognized is included in Other long-term liabilities on the Consolidated Balance Sheets.
	Defined Benefit Pension Plans		Retiree Health Plans
	2016	2015	2016	2015
Change in Projected Benefit Obligations (PBO)

PBO at beginning of period	$193	$192	$2	$2
Acquisitions	256	—	5	—
Service cost	3	1	—	—
Interest cost	15	8	—	—
Actuarial loss (gain)	44	11	—	—
Currency impact	1	—	—	—
Benefit settlements	—	(9)	—	—
Benefits paid	(20)	(10)	—	—
PBO at end of period	$492	$193	$7	$2

Change in Fair Value of Plan Assets

Plan assets at beginning of period	$142	$154	$—	$—
Acquisitions	253	—	—	—
Currency impact	1	—	—	—
Actual return on plan assets	37	3	—	—
Company contributions	5	4	—	—
Benefit settlements	—	(9)	—	—
Benefits paid	(20)	(10)	—	—
Plan assets at end of period	418	142	—	—
Net amount recognized	$(74)	$(51)	$(7)	$(2)
At the end of fiscal 2016 the Company had $72 million of net unrealized losses recorded in Accumulated other comprehensive loss on the Consolidated Balance Sheets.  The Company expects $4 million to be realized in fiscal 2017, and the remaining to be recognized over the next 11 fiscal years.

The following table presents significant weighted-average assumptions used to determine benefit obligation and benefit cost for the fiscal years ended:
	Defined Benefit Pension Plans		Retiree Health Plan
(Percents)	2016	2015	2016	2015
Weighted-average assumptions:
Discount rate for benefit obligation	2.7	4.0	2.9	3.0
Discount rate for net benefit cost	3.5	4.0	3.5	2.9
Expected return on plan assets for net benefit costs	5.3	7.3	—	—
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

In accordance with the guidance from the FASB for employers' disclosure about postretirement benefit plan assets the table below discloses fair values of each pension plan asset category and level within the fair value hierarchy in which it falls. There were no material changes or transfers between level 3 assets and the other levels.

Fiscal 2016 Asset Category	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$9	$—	$—	$9
U.S. large cap comingled equity funds	—	55	—	55
U.S. mid cap equity mutual funds	45	—	—	45
U.S. small cap equity mutual funds	3	—	—	3
International equity mutual funds	13	—	—	13
Real estate equity investment funds	4	—	—	4
Corporate bond mutual funds	20	—	—	20
Corporate bonds	—	114	—	114
Guaranteed investment account	—	—	10	10
International fixed income funds	6	—	—	6
International insurance contracts	—	—	139	139
Total	$100	$169	$149	$418

Fiscal 2015 Asset Category	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$8	$—	$—	$8
U.S. large cap comingled equity funds	—	37	—	37
U.S. mid cap equity mutual funds	24	—	—	24
U.S. small cap equity mutual funds	2	—	—	2
International equity mutual funds	6	—	—	6
Real estate equity investment funds	3	—	—	3
Corporate bond mutual funds	21	—	—	21
Corporate bonds	—	31	—	31
Guaranteed investment account	—	—	10	10
Total	$64	$68	$10	$142

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid for the fiscal year end:

	Defined Benefit Pension Plans	Retiree Health Plan
2017	$21	$1
2018	21	1
2019	22	—
2020	22	1
2021	23	—
2022-2026	118	3

Net pension and retiree health benefit expense included the following components as of fiscal year end:

	2016	2015	2014
Defined Benefit Pension Plans
Service cost	$3	$1	$—
Interest cost	16	8	8
Amortization of net actuarial loss	2	1	—
Settlement charge	—	2	—
Expected return on plan assets	(20)	(12)	(11)
Net periodic benefit cost	$1	$—	$(3)

Our defined benefit pension plan asset allocations as of fiscal year end are as follows:

	2016	2015
Asset Category
Equity securities and equity-like instruments	29%	51%
Debt securities and debt-like	33	37
International insurance contracts	33	—
Other	5	12
Total	100%	100%

The Company's retirement plan assets are invested with the objective of providing the plans the ability to fund current and future benefit payment requirements while minimizing annual Company contributions.  The retirement plans held $39 million of the Company's stock at the end of fiscal 2016.  The Company re-addresses the allocation of its investments on a regular basis.

10.  Restructuring and Impairment Charges

The Company has announced various restructuring plans in the last three fiscal years which included shutting down facilities in all three of the Company's operating segments. In all instances, the majority of the operations from rationalized facilities was transferred to other facilities within the respective division.

During fiscal 2014, the Company initiated a cost reduction plan designed to deliver meaningful cost savings and improved equipment utilization.  The Company announced the intention to shut down four facilities, three in the Consumer Packaging division, and one in the Engineered Materials division.  The affected Consumer Packaging and Engineered Materials businesses accounted for approximately $153 million and $9 million of annual net sales, respectively.

During fiscal 2015, the Company announced the intention to shut down two facilities, one each in the Consumer Packaging and Engineered Materials divisions. The affected Consumer Packaging and Engineered Materials businesses accounted for approximately $24 million and $16 million of annual net sales, respectively.

During fiscal 2016, the Company shut down one facility in the Consumer Packaging division and announced the intention to shut down one additional Consumer Packaging facility. The two facilities accounted for approximately $36 million of annual net sales.

Since 2014, total expected costs attributed to restructuring programs total $78 million with $3 million remaining to be recognized in the future.

	Expected Total Costs	Cumulative charges through Fiscal 2016	To be Recognized in Future
Severance and termination benefits	$36	$36	$—
Facility exit costs	30	27	3
Asset impairment	12	12	—
Total	$78	$75	$3

The tables below sets forth the significant components of the restructuring charges recognized for the fiscal years ended, by segment:

	2016	2015	2014
Consumer Packaging	$9	$11	$24
Health, Hygiene & Specialties	20	—	—
Engineered Materials	3	2	6
Consolidated	$32	$13	$30

The table below sets forth the activity with respect to the restructuring charges and the impact on our accrued restructuring reserves:

	Employee Severance and Benefits	Facility Exit Costs	Non-cash impairment charges	Total
Balance as of fiscal 2014	$5	8	—	13
Charges	4	7	2	13
Non-cash asset impairment	—	—	(2)	(2)
Cash payments	(7)	(7)	—	(14)
Balance as of fiscal 2015	$2	$8	$—	$10

Charges	23	6	3	32
Non-cash asset impairment	—	—	(3)	(3)
Cash payments	(18)	(8)	—	(26)
Balance as of fiscal 2016	$7	$6	$—	$13

11.  Related Party Transactions

The Company made payments related to the income tax receivable agreement ("TRA") of $57 million and $39 million in October 2015 and 2014, respectively, of which Apollo Global Management, LLC received $46 million and $33 million, respectively.  Mr. Robert V. Seminara, a member of the Company's Board of Directors, has been employed by Apollo since 2003.  Mr. Evan Bayh, a member of the Company's Board of Directors, has been employed by Apollo since 2011.

12.  Stockholders' Equity

Equity Incentive Plans

In fiscal 2016, the Company adopted the 2015 Berry Plastics Group, Inc. Long-Term Incentive Plan ("2015 Plan") to align its incentive plans with plans of similar public companies by permitting for, among other things, the issuance of performance-based awards.  The 2015 Plan authorized the issuance of 7,500,000 shares, an increase of approximately 5 million over the remaining available for grant at the time of adoption.  As of the adoption of the 2015 Plan, no shares were permitted to be issued under any of the other previous Incentive Plans.

The Company recognized total stock-based compensation expense of $20 million, $21 million, and $15 million for fiscal 2016, 2015, and 2014, respectively.  The intrinsic value of options exercised in fiscal 2016 was $64 million.

Information related to the equity incentive plans as of the fiscal year end is as follows:
	2016		2015
	Number Of Shares (in thousands)	Weighted Average Exercise Price	Number Of Shares (in thousands)	Weighted Average Exercise Price
Options outstanding, beginning of period	11,351	$17.71	10,504	$13.13
Options granted	2,805	30.27	2,839	28.78
Options exercised	(2,061)	12.57	(1,929)	9.07
Options forfeited or cancelled	(379)	23.37	(63)	17.59
Options outstanding, end of period	11,716	$21.44	11,351	$17.71

Option price range at end of period	$3.04-45.62		$3.04-33.91
Options exercisable at end of period	4,573		4,786
Options available for grant at period end	4,695		7,500
Weighted average fair value of options granted during period	$8.68		$9.51

The fair value for options granted has been estimated at the date of grant using a Black-Scholes model, generally with the following weighted average assumptions:
	2016	2015	2014
Risk-free interest rate	1.2%	1.6%	1.3%
Dividend yield	0.00%	0.00%	0.00%
Volatility factor	.26	.30	.33
Expected option life	7 years	7 years	7 years

The following table summarizes information about the options outstanding as of fiscal 2016:
Range of Exercise Prices	Number Outstanding (in thousands)	Intrinsic Value of Outstanding (in millions)	Weighted Remaining Contractual Life	Weighted Exercise Price	Number Exercisable (in thousands)	Intrinsic Value of Exercisable (in millions)	Unrecognized Compensation (in millions)	Weighted Recognition Period
$3.04-45.62	11,716	$263	7 years	$21.44	4,573	$134	$26	2 years

13.  Segment and Geographic Data

Berry's operations are organized into three reportable segments: Consumer Packaging, Health, Hygiene & Specialties, and Engineered Materials.  The structure is designed to align us with our customers, provide improved service, drive future growth, and to facilitate future cost saving synergies.  The Company has manufacturing and distribution centers in the United States, Canada, Mexico, Belgium, France, Spain, United Kingdom, Italy, Germany, Australia, Brazil, Argentina, Colombia, Malaysia, India, China, and the Netherlands.  The North American operation represents 81% of the Company's net sales, 81% of total long-lived assets, and 83% of the total assets.  Selected information by reportable segment is presented in the following table:
	2016	2015	2014
Net sales
Consumer Packaging	$2,768	$2,870	$2,904
Health, Hygiene & Specialties	2,259	502	450
Engineered Materials	1,462	1,509	1,604
Total	$6,489	$4,881	$4,958

Operating income
Consumer Packaging	$225	$229	$164
Health, Hygiene & Specialties	169	31	20
Engineered Materials	187	148	132
Total	$581	$408	$316

Depreciation and amortization
Consumer Packaging	$260	$237	$239
Health, Hygiene & Specialties	192	35	31
Engineered Materials	73	78	88
Total	$525	$350	$358

	2016	2015
Total assets:
Consumer Packaging	$3,568	$3,832
Health, Hygiene & Specialties	3,374	385
Engineered Materials	711	811
Total assets	$7,653	$5,028
Goodwill:
Consumer Packaging	$1,520	$1,520
Health, Hygiene & Specialties	801	48
Engineered Materials	85	84
Total goodwill	$2,406	$1,652

Selected information by geography is presented in the following tables:

	2016	2015	2014
Net sales:
North America	$5,250	$4,692	$4,769
South America	336	6	7
Europe	628	118	128
Asia	275	65	54
Total net sales	$6,489	$4,881	$4,958

	2016	2015
Long-lived assets:
North America	$4,724	$3,510
South America	386	5
Europe	452	79
Asia	299	51
Total Long-lived assets	$5,861	$3,645

14.  Net Income per Share

Basic net income per share is calculated by dividing the net income attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for common stock equivalents.  Diluted net income per share is computed by dividing the net income attributable to common stockholders by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method and the if-converted method.  For purposes of this calculation, stock options are considered to be common stock equivalents and are only included in the calculation of diluted net income per share when their effect is dilutive.  The Company's redeemable common stock is included in the weighted-average number of common shares outstanding for calculating basic and diluted net income per share.

The following tables and discussion provide a reconciliation of the numerator and denominator of the basic and diluted net income per share computations.  The calculation below provides net income on both basic and diluted basis for fiscal year end.

(in millions, except per share amounts)	2016	2015	2014
Numerator
Net income attributable to the Company	$236	$86	$62
Denominator
Weighted average common shares outstanding - basic	120.8	119.1	116.9
Dilutive shares	4.2	4.3	4.6
Weighted average common and common equivalent shares outstanding - diluted	125.0	123.4	121.5

Per common share income (loss)
Basic	$1.95	$0.72	$0.53
Diluted	$1.89	$0.70	$0.51

15.  Purchase of Non-controlling Interest

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

16.  Guarantor and Non-Guarantor Financial Information

Berry Plastics Corporation ("Issuer") has notes outstanding which are fully, jointly, severally, and unconditionally guaranteed by its parent, Berry Plastics Group, Inc. (for purposes of this Note, "Parent") and substantially all of Issuer's domestic subsidiaries.  Separate narrative information or financial statements of the guarantor subsidiaries have not been included because they are 100% owned by Parent and the guarantor subsidiaries unconditionally guarantee such debt on a joint and several basis.  A guarantee of a guarantor subsidiary of the securities will terminate upon the following customary circumstances:  the sale of the capital stock of such guarantor if such sale complies with the indentures, the designation of such guarantor as an unrestricted subsidiary, the defeasance or discharge of the indenture, as a result of the holders of certain other indebtedness foreclosing on a pledge of the shares of a guarantor subsidiary or if such guarantor no longer guarantees certain other indebtedness of the issuer.  The guarantees of the guarantor subsidiaries are also limited as necessary to prevent them from constituting a fraudulent conveyance under applicable law and guarantees guaranteeing subordinated debt are subordinated to certain other of the Company's debts.  Parent also guarantees the Issuer's term loans and revolving credit facilities.  The guarantor subsidiaries guarantee our term loans and are co-borrowers under our revolving credit facility.  Presented below is condensed consolidating financial information for the Parent, Issuer, guarantor subsidiaries and non-guarantor subsidiaries.  The Issuer and guarantor financial information includes all of our domestic operating subsidiaries; our non-guarantor subsidiaries include our foreign subsidiaries and the unrestricted subsidiaries under the Issuer's indentures.  The Parent uses the equity method to account for its ownership in the Issuer in the Condensed Consolidating Supplemental Financial Statements.  The Issuer uses the equity method to account for its ownership in the guarantor and non-guarantor subsidiaries.  All consolidating entries are included in the eliminations column along with the elimination of intercompany balances.  In the fourth fiscal quarter of 2016, the Company eliminated intercompany loans between the guarantor and non-guarantor entities and liquidated some foreign subsidiaries.  This resulted in the recognition of gains and losses between our guarantor and non-guarantor subsidiaries, which have been reflected in the condensed supplemental financial statements.

Condensed Supplemental Consolidated Statements of Operations

	Fiscal 2016
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$599	$4,220	$1,670	$—	$6,489
Cost of goods sold	—	476	3,388	1,338	—	5,202
Selling, general and administrative	—	72	324	135	—	531
Amortization of intangibles	—	8	107	28	—	143
Restructuring and impairment charges	—	—	28	4	—	32
Operating income	—	43	373	165	—	581
Debt extinguishment	—	4	—	—	—	4
Other expense (income), net	—	11	(211)	178	—	(22)
Interest expense, net	—	36	205	50	—	291
Equity in net income of subsidiaries	(308)	(279)	—	—	587	—
Income (loss) before income taxes	308	271	379	(63)	(587)	308
Income tax expense (benefit)	72	34	8	29	(71)	72
Consolidated net income (loss)	236	237	371	(92)	(516)	236
Net income(loss) attributable to non-controlling interests	—	—	—	—	—	—
Net income(loss) attributable to the Company	$236	$237	$371	$(92)	$(516)	$236
Currency translation	(1)	—	—	(1)	1	(1)
Interest rate hedges	(14)	(14)	—	—	14	(14)
Defined benefit pension and retiree benefit plans	(23)	(10)	—	(13)	23	(23)
Provision for income taxes related to other comprehensive income items	9	9	—	—	(9)	9
Comprehensive income (loss)	$207	$222	$371	$(106)	$(487)	$207

	Fiscal 2015
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$622	$3,807	$452	$—	$4,881
Cost of goods sold	—	526	3,128	358	—	4,012
Selling, general and administrative	—	64	244	49	—	357
Amortization of intangibles	—	8	75	8	—	91
Restructuring and impairment charges	—	—	13	—	—	13
Operating income	—	24	347	37	—	408
Debt extinguishment	—	94	—	—	—	94
Other expense (income), net	(3)	—	3	1	—	1
Interest expense, net	—	25	148	18	—	191
Equity in net income of subsidiaries	(119)	(210)	—	—	329	—
Income (loss) before income taxes	122	115	196	18	(329)	122
Income tax expense (benefit)	36	25	—	4	(29)	36
Consolidated net income (loss)	86	90	196	14	(300)	86
Net income(loss) attributable to non-controlling interests	—	—	—	—	—	—
Net income(loss) attributable to the Company	$86	$90	$196	$14	$(300)	$86
Currency translation	(45)	—	—	(45)	45	(45)
Interest rate hedges	(33)	(33)	—	—	33	(33)
Defined benefit pension and retiree benefit plans	(16)	(16)	—	—	16	(16)
Provision for income taxes related to other comprehensive income items	18	18	—	—	(18)	18
Comprehensive income (loss)	$10	$59	$196	$(31)	$(224)	$10

	Fiscal 2014
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$638	$3,904	$416	$—	$4,958
Cost of goods sold	—	557	3,284	349	—	4,190
Selling, general and administrative	—	52	232	36	—	320
Amortization of intangibles	—	10	84	8	—	102
Restructuring and impairment charges	—	—	30	—	—	30
Operating income	—	19	274	23	—	316
Debt extinguishment	—	35	—	—	—	35
Other income, net	(3)	—	(4)	—	—	(7)
Interest expense, net	34	27	176	(97)	81	221
Equity in net income of subsidiaries	(98)	(218)	—	—	316	—
Income (loss) before income taxes	67	175	102	120	(397)	67
Income tax expense (benefit)	4	44	—	5	(49)	4
Consolidated net income (loss)	63	131	102	115	(348)	63
Net income(loss) attributable to non-controlling interests	1	—	—	—	—	1
Net income(loss) attributable to the Company	$62	$131	$102	$115	$(348)	$62
Currency translation	(16)	—	—	(16)	16	(16)
Interest rate hedges	(3)	(3)	—	—	3	(3)
Defined benefit pension and retiree benefit plans	(11)	(11)	—	—	11	(11)
Provision for income taxes related to other comprehensive income items	5	5	—	—	(5)	5
Comprehensive income (loss)	$37	$122	$102	$99	$(323)	$37

Condensed Supplemental Consolidated Balance Sheet
As of fiscal year end 2016

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$—	$102	$5	$216	$—	$323
Accounts receivable, net	—	(2)	423	283	—	704
Intercompany receivable	364	2,797	—	—	(3,161)	—
Inventories	—	46	477	137	—	660
Prepaid expenses and other current	—	15	40	50	—	105
Total current assets	364	2,958	945	686	(3,161)	1,792
Property, plant and equipment, net	—	76	1,434	714	—	2,224
Goodwill and intangible assets, net	—	85	2,988	533	—	3,606
Investment in subsidiaries	302	4,010	1,105	—	(5,417)	—
Other assets	—	6	1	24	—	31
Total assets	$666	$7,135	$6,473	$1,957	$(8,578)	$7,653
Liabilities and equity
Current liabilities:
Accounts payable	$—	$(7)	$327	$219	$—	$539
Accrued expenses and other current liabilities	60	172	153	64	—	449
Intercompany payable	—	—	2,992	169	(3,161)	—
Current portion of long-term debt	—	42	—	1	—	43
Total current liabilities	60	207	3,472	453	(3,161)	1,031
Long-term debt, less current portion	—	5,681	29	2	—	5,712
Deferred income taxes	272	—	—	—	—	272
Other long-term liabilities	113	141	97	66	—	417
Total long-term liabilities	385	5,822	126	68	—	6,401
Total liabilities	445	6,029	3,598	521	(3,161)	7,432

Redeemable non-controlling interests	—	—	—	—	—	—
Other equity (deficit)	221	1,106	2,875	1,436	(5,417)	221
Total equity (deficit)	221	1,106	2,875	1,436	(5,417)	221
Total liabilities and equity (deficit)	$666	$7,135	$6,473	$1,957	$(8,578)	$7,653

Condensed Supplemental Consolidated Balance Sheet
As of fiscal year end 2015

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$—	$163	$—	$65	$—	$228
Accounts receivable, net	—	23	337	74	—	434
Intercompany receivable	329	2,963	—	83	(3,375)	—
Inventories	—	49	425	48	—	522
Deferred income taxes	162	—	—	—	—	162
Prepaid expenses and other current	—	22	5	10	—	37
Total current assets	491	3,220	767	280	(3,375)	1,383
Property, plant and equipment, net	—	79	1,111	104	—	1,294
Goodwill and intangible assets, net	—	93	2,151	101	—	2,345
Investment in subsidiaries	75	1,456	—	—	(1,531)	—
Other assets	—	4	1	1	—	6
Total assets	$566	$4,852	$4,030	$486	$(4,906)	$5,028
Liabilities and equity
Current liabilities:
Accounts payable	$—	$28	$245	$57	$—	$330
Accrued expenses and other current liabilities	57	140	121	20	—	338
Intercompany payable	—	—	3,375	—	(3,375)	—
Current portion of long-term debt	—	37	—	—	—	37
Total current liabilities	57	205	3,741	77	(3,375)	705
Long-term debt, less current portion	—	3,647	—	1	—	3,648
Deferred income taxes	387	—	—	—	—	387
Other long-term liabilities	175	122	39	5	—	341
Total long-term liabilities	562	3,769	39	6	—	4,376
Total liabilities	619	3,974	3,780	83	(3,375)	5,081

Redeemable non-controlling interests	12	—	—	—	—	12
Other equity (deficit)	(65)	878	250	403	(1,531)	(65)
Total equity (deficit)	(65)	878	250	403	(1,531)	(65)
Total liabilities and equity (deficit)	$566	$4,852	$4,030	$486	$(4,906)	$5,028

Condensed Supplemental Consolidated Statements of Cash Flows

	Fiscal 2016
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Cash Flow from Operating Activities	$—	$103	$566	$188	$—	$857

Cash Flow from Investing Activities
Additions to property, plant and equipment	—	(13)	(239)	(36)	—	(288)
Proceeds from sale of assets	—	—	5	—	—	5
Investment in Parent	—	—	—	—	—	—
(Contributions) distributions to/from subsidiaries	(26)	(2,234)	—	—	2,260	—
Intercompany advances (repayments)	—	96	—	—	(96)	—
Acquisition of business, net of cash acquired	—	—	(368)	(1,915)	—	(2,283)
Other investing activities, net	—	(13)	—	—	—	(13)
Net cash from investing activities	(26)	(2,164)	(602)	(1,951)	2,164	(2,579)

Cash Flow from Financing Activities
Proceeds from long-term borrowings	—	2,490	—	—	—	2,490
Repayment of long-term borrowings	—	(450)	(23)	(51)	—	(524)
Proceed from issuance of common stock	26	—	—	—	—	26
Payment of tax receivable agreement	(57)	—	—	—	—	(57)
Debt financing costs	—	(40)	—	—	—	(40)
Purchase of non-controlling interest	—	—	(66)	(12)	—	(78)
Changes in intercompany balances	57	—	(238)	85	96	—
Contribution from Parent	—	—	368	1,892	(2,260)	—
Net cash from financing activities	26	2,000	41	1,914	(2,164)	1,817
Effect of currency translation on cash	—	—	—	—	—	—
Net change in cash and cash equivalents	—	(61)	5	151	—	95
Cash and cash equivalents at beginning of period	—	163	—	65	—	228
Cash and cash equivalents at end of period	$—	$102	$5	$216	$—	$323

	Fiscal 2015
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Cash Flow from Operating Activities	$—	$60	$542	$34	$1	$637

Cash Flow from Investing Activities
Additions to property, plant and equipment	—	(13)	(164)	(3)	—	(180)
Proceeds from sale of assets	—	—	18	—	—	18
Investment in Parent	—	—	—	—	—	—
(Contributions) distributions to/from subsidiaries	(18)	18	—	—	—	—
Intercompany advances (repayments)	—	368	—	—	(368)	—
Acquisition of business, net of cash acquired	—	—	(3)	—	—	(3)
Net cash from investing activities	(18)	373	(149)	(3)	(368)	(165)

Cash Flow from Financing Activities
Proceeds from long-term borrowings	—	693	—	—	—	693
Repayment of long-term borrowings	—	(947)	—	(4)	—	(951)
Proceed from issuance of common stock	18	—	—	—	—	18
Payment of tax receivable agreement	(39)	—	—	—	—	(39)
Debt financing costs	—	(86)	—	—	—	(86)
Changes in intercompany balances	39	—	(408)	2	367	—
Net cash from financing activities	18	(340)	(408)	(2)	367	(365)
Effect of currency translation on cash	—	—	—	(8)	—	(8)
Net change in cash and cash equivalents	—	93	(15)	21	—	99
Cash and cash equivalents at beginning of period	—	70	15	44	—	129
Cash and cash equivalents at end of period	$—	$163	$—	$65	$—	$228

	Fiscal 2014
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Cash Flow from Operating Activities	$—	$27	$473	$30	$—	$530

Cash Flow from Investing Activities
Additions to property, plant and equipment	—	(6)	(200)	(9)	—	(215)
Proceeds from sale of assets	—	—	19	—	—	19
Investment in Parent	—	—	—	—	—	—
(Contributions) distributions to/from subsidiaries	723	(2)	—	721	(1,442)	—
Intercompany advances (repayments)	—	20	—	—	(20)	—
Investment in Issuer debt securities	—	—	—	—	—	—
Acquisition of business, net of cash acquired	—	—	(136)	(90)	—	(226)
Net cash from investing activities	723	12	(317)	622	(1,462)	(422)

Cash Flow from Financing Activities
Proceeds from long-term borrowings	—	1,627	—	—	—	1,627
Repayment of long-term borrowings	(740)	(1,668)	—	—	721	(1,687)
Proceeds from issuance of common stock	17	—	—	—	—	17
Payment of tax receivable agreement	(32)	—	—	—	—	(32)
Debt financing costs	—	(44)	—	—	—	(44)
Changes in intercompany balances	32	—	(141)	89	20	—
Contribution from Parent	—	—	—	(721)	721	—
Net cash from financing activities	(723)	(85)	(141)	(632)	1,462	(119)
Effect of currency translation on cash	—	—	—	(2)	—	(2)
Net change in cash and cash equivalents	—	(46)	15	18	—	(13)
Cash and cash equivalents at beginning of period	—	116	—	26	—	142
Cash and cash equivalents at end of period	$—	$70	$15	$44	$—	$129

17.  Quarterly Financial Data (Unaudited)

The following table contains selected unaudited quarterly financial data for fiscal years ended.

	2016				2015
	First	Second	Third	Fourth	First	Second	Third	Fourth

Net sales	$1,612	$1,614	$1,645	$1,618	$1,220	$1,224	$1,241	$1,196
Cost of sales	1,320	1,269	1,296	1,317	1,037	997	1,003	975
Gross profit	292	345	349	301	183	227	238	221

Net income (loss) attributable to the Company	$4	$59	$96	$77	$13	$38	$(13)	$48

Net income (loss) attributable to the Company per share:
Basic	0.03	0.49	0.79	0.63	0.11	0.32	(0.11)	0.40
Diluted	0.03	0.47	0.76	0.61	0.11	0.31	(0.11)	0.39

18.  Subsequent Events

AEP Industries Inc.

In August, 2016, the Company entered into a definitive merger agreement to acquire all of the outstanding shares of AEP Industries Inc. ("AEP") in a cash and stock merger transaction (the "AEP Transaction") for an estimated aggregate consideration to stockholders of AEP of approximately $294 million in cash and 6.7 million shares of common stock of the Company.  An all-cash transaction would imply a purchase price of approximately $735 million, including the assumption of approximately $147 million of net debt as of July 31, 2016.  AEP manufactures and markets an extensive and diverse line of polyethylene and polyvinyl chloride flexible plastic packaging products with consumer, industrial, and agricultural applications.  AEP's flexible plastic packaging films are used in the packaging, transportation, beverage, food, automotive, pharmaceutical, chemical, electronics, and textile industries.  Consummation of the merger is subject to customary regulatory approvals and approval by AEP stockholders.  AEP reported $1.1 billion of net sales for its fiscal year ended October 31, 2015, and will be operated within the Engineered Materials segment upon completion of the transaction.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of November, 2016.

BERRY PLASTICS GROUP, INC.

By	/s/ Jonathan D. Rich
Jonathan D. Rich
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Jonathan D. Rich	Chairman of the Board of Directors, Chief Executive Officer and Director (Principal Executive Officer)	November 30, 2016
Jonathan D. Rich

/s/ Mark W. Miles	Chief Financial Officer (Principal Financial Officer)	November 30, 2016
Mark W. Miles

/s/ James M. Till	Executive Vice President and Controller (Principal Accounting Officer)	November 30, 2016
James M. Till

/s/ B. Evan Bayh	Director	November 30, 2016
B. Evan Bayh

/s/ Jonathan F. Foster	Director	November 30, 2016
Jonathan F. Foster

/s/ Stephen E. Sterrett	Director	November 30, 2016
Stephen E. Sterrett

/s/ Idalene F. Kesner	Director	November 30, 2016
Idalene F. Kesner

/s/ Carl J. Rickertsen	Director	November 30, 2016
Carl J. Rickertsen

/s/ Ronald S. Rolfe	Director	November 30, 2016
Ronald S. Rolfe

/s/ Robert V. Seminara	Director	November 30, 2016
Robert V. Seminara

/s/ Robert A. Steele	Director	November 30, 2016
Robert A. Steele

/s/ Scott B. Ullem	Director	November 30, 2016
Scott B. Ullem

Exhibit No	[Description of Exhibit]

2.1
Agreement and Plan of Merger, dated as of July 30, 2015, by and among AVINTIV Inc., Berry Plastics Group, Inc., Berry Plastics Acquisition Corporation IX and Blackstone Capital Partners (Cayman) V L.P., as the security holder representative (the Exhibits and Disclosure Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K and will be provided to the SEC upon request) (incorporated by reference to Exhibit 2.1 to the Company's Form 8-K filed on August 5, 2015).

2.2
Agreement and Plan of Merger, dated as of August 24, 2016, by and among Berry Plastics Group, Inc., Berry Plastics Corporation, Berry Plastics Acquisition Corporation XVI, Berry Plastics Acquisition Corporation XV, LLC and AEP Industries Inc. (the Exhibits and Disclosure Schedules have been omitted pursuant to Item 601(b)(2) of Regulation SK and will be provided to the SEC upon request) (incorporated by reference to Annex A Amendment No. 1 to the Company's Registration Statement S-4 (Reg. No. 333-2138030 filed on November 8, 2016).

3.1	Amended and Restated Certificate of Incorporation of Berry Plastics Group, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Form 8-K filed on March 10, 2015).

3.2	Amended and Restated Bylaws of Berry Plastics Group, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on January 29, 2014).

4.1
Indenture, dated as of May 12, 2014, by and among Berry Plastics Corporation, the guarantors party thereto and U.S. Bank National Association, as Trustee, relating to the 5.50% second priority senior secured notes due 2022 (incorporated herein by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K filed on May 13, 2014).

4.2
Indenture, dated as of June 5, 2015, by and among Berry Plastics Corporation, the guarantors party thereto and U.S. Bank National Association, as Trustee, relating to the 5.125% second priority senior secured notes due 2023  (incorporated by reference to Exhibit 4.2 to the Company's Form 8-K filed on June 5, 2015).

4.3
Indenture, dated as of October 1, 2015, by and between Berry Plastics Escrow Corporation, as Issuer, and U.S. Bank National Association, as Trustee, relating to the 6.00% second priority senior secured notes due 2022 (incorporated by reference to Exhibit 4.1 to the Company's Form 8-K filed on October 6, 2015).

4.4
First Supplemental Indenture, dated as of October 1, 2015, by and between Berry Plastics Corporation, Berry Plastics Group, Inc., the subsidiaries of Berry Plastics Corporation party thereto, Berry Plastics Escrow Corporation, and U.S. Bank National Association, as Trustee, relating to the Indenture, by and between Berry Plastics Escrow Corporation, as Issuer, and U.S. Bank, National Association, as Trustee, relating to the 6.00% second priority senior secured notes due 2022, dated October 1, 2015 (incorporated by reference to Exhibit 4.1 to the Company's Form 8-K filed on October 6, 2015).

4.5
Registration Rights Agreement, dated as of October 1, 2015, by and between Berry Plastics Corporation, Berry Plastics Group, Inc., each subsidiary of Berry Plastics Corporation identified therein, and Goldman, Sachs & Co., and Credit Suisse, on behalf of themselves and as representatives of the initial purchasers, relating to the 6.00% second priority senior secured notes due 2022 (incorporated by reference to Exhibit 4.1 to the Company's Form 8-K filed on October 6, 2015).

10. 1
$650,000,000 Second Amended and Restated Revolving Credit Agreement, dated as of May 14, 2015, by and among Berry Plastics Corporation., Berry Plastics Group, Inc., certain domestic subsidiaries party thereto from time to time, Bank of America, N.A., as collateral agent and administrative agent, the lenders party thereto from time to time, and the financial institutions party thereto, which is attached to Amendment No. 4 to Amended and Restated Revolving Credit Agreement dated as of April 3, 2007 (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on May 14, 2015).

10. 2
U.S. $1,200,000,000 Second Amended and Restated Credit Agreement, dated as of April 3, 2007, by and among Berry Plastics Corporation formerly known as Berry Plastics Holding Corporation, Berry Plastics Group, Inc., Credit Suisse, Cayman Islands Branch, as collateral and administrative agent, the lenders party thereto from time to time, and the other financial institutions party thereto (incorporated herein by reference to Exhibit 10.1(b) to Berry Plastics Corporation's (File No. 033-75706-01) Current Report on Form 8-K filed on April 10, 2007).

10. 3
Second Amended and Restated Intercreditor Agreement, dated as of February 5, 2008, by and among Berry Plastics Group, Inc., Berry Plastics Corporation, certain subsidiaries identified as parties thereto, Bank of America, N.A. and Credit Suisse, Cayman Islands Branch as first lien agents, and U.S. Bank National Association, as successor in interest to Wells Fargo Bank, N.A., as trustee (incorporated herein by reference to Exhibit 10.3 to the Company's Form 10-K filed on November 23, 2015).

10. 4
U.S. $1,400,000,000 Incremental Assumption Agreement, dated as of February 8, 2013, by and among Berry Plastics Group, Inc., Berry Plastics Corporation and certain of its subsidiaries referenced therein and Credit Suisse AG, Cayman Islands Branch (incorporated herein by reference to Exhibit 10.29 to the Registrant's Registration Statement on Form S-1 (Reg. No. 333-187740) filed on April 4, 2013).

10. 5
U.S. $1,125,000,000 Incremental Assumption Agreement, dated as of January 6, 2014, by and among Berry Plastics Group, Inc., Berry Plastics Corporation and certain of its subsidiaries referenced therein and Credit Suisse AG, Cayman Islands Branch as an incremental term lender, and Credit Suisse AG, Cayman Islands Branch as administrative agents for the lenders under the credit agreement referenced therein (incorporated herein by reference to Exhibit 10.2 to the Company's Form 10-Q filed on January 31, 2014).

10. 6
U.S. $2,100,000,000 Incremental Assumption Agreement and Amendment, dated as of October 1, 2015, by and among Berry Plastics Group, Inc., Berry Plastics Corporation and certain of its subsidiaries referenced therein and Credit Suisse AG, Cayman Islands Branch as an incremental term lender, and Credit Suisse AG, Cayman Islands Branch as administrative agents for the lenders under the credit agreement referenced therein (incorporated herein by reference to Exhibit 10.6 to the Company's Form 10-K filed on November 23, 2015).

10.7
Incremental Assumption Agreement and Amendment, dated as of June 15, 2016, by and among Berry Plastics Group, Inc., Berry Plastics Corporation and certain of its subsidiaries referenced therein, Credit Suisse AG, Cayman Islands Branch, as administrative agent for the lenders under the term loan credit agreement referenced therein, and Citibank, N.A., as incremental term lender (incorporated herein by reference to Exhibit 10.1 to the Company's Form 10-Q filed on August 9, 2016).

10.8
Equipment Lease Agreement, dated as of June 24, 2010, between Gossamer Holdings, LLC, as Lessor, and Chicopee, Inc., as Lessee (incorporated by reference to Exhibit 10.1 to AVINTIV Specialty Materials Inc.'s Quarterly Report on Form 10-Q filed with the SEC on August 17, 2010).

10.9
Amendment and Waiver to Equipment Lease Agreement, dated as of January 19, 2011, between Chicopee, Inc., as Lessee and Gossamer Holdings, LLC, as Lessor (incorporated by reference to Exhibit 10.16 to AVINTIV Specialty Materials Inc.'s Registration Statement Form S-4 (Reg. No. 333-177497) filed on October 25, 2011).

10.10
Second Amendment to Equipment Lease Agreement, dated as of October 7, 2011, between Chicopee, Inc., as Lessee and Gossamer Holdings, LLC, as Lessor (incorporated by reference to Exhibit 10.17 to AVINTIV Specialty Materials Inc.'s Registration Statement Form S-4 (Reg. No. 333-177497) filed on October 25, 2011).

10.11
Third Amendment to Equipment Lease Agreement, dated as of February 28, 2012, between Chicopee, Inc., as Lessee and Gossamer Holdings, LLC, as Lessor (incorporated by reference to Exhibit 10.1 to AVINTIV Specialty Materials Inc.'s Quarterly Report on Form 10-Q filed on May 15, 2012).

10.12
Fourth Amendment to Equipment Lease Agreement, dated as of March 22, 2013, between Chicopee, Inc., as Lessee and Gossamer Holdings, LLC, as Lessor (incorporated by reference to Exhibit 10.1 to AVINTIV Specialty Materials Inc.'s Quarterly Report on Form 10-Q filed May 9, 2013).

10.13†	2006 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.8 to Berry Plastics Corporation's Registration Statement Form S-4 (Reg. No. 333-138380) filed on November 2, 2006).

10.14†	Amendment No. 2 to the Berry Plastics Group, Inc., 2006 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.9 to the Company's Form 10-K filed on December 11, 2013).

10.15†	Amendment No. 3 to Berry Plastics Group, Inc. 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on March 10, 2015).

10.16†
Form of 2016 Omnibus Amendment to Awards Granted Under the Berry Plastics Group, Inc. 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed on July 22, 2016).

10.17†
Omnibus amendment to awards granted under the Berry Plastics Group, Inc., 2006 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.10 to the Company's Form 10-K filed on December 11, 2013).

10.18†
Form of Performance-Based Stock Option Agreement of Berry Plastics Group, Inc. (incorporated herein by reference to Exhibit 10.9 to Berry Plastics Corporation's Registration Statement Form S-4 (Reg. No. 333-138380) filed on November 2, 2006).

10.19†
Form of Accreting Stock Option Agreement of Berry Plastics Group, Inc. (incorporated herein by reference to Exhibit 10.10 to Berry Plastics Corporation's Registration Statement Form S-4 (Reg. No. 333-138380) filed on November 2, 2006).

10.20†
Form of Time-Based Stock Option Agreement of Berry Plastics Group, Inc. (incorporated herein by reference to Exhibit 10.11 to Berry Plastics Corporation's Registration Statement Form S-4 (Reg. No. 333-138380) filed on November 2, 2006).

10.21†
Form of Performance-Based Stock Appreciation Rights Agreement of Berry Plastics Group, Inc. (incorporated herein by reference to Exhibit 10.12 to Berry Plastics Corporation's Registration Statement Form S-4 (Reg. No. 333-138380) filed on November 2, 2006).

10.22†
Employment Agreement, dated April 3, 2007, between Berry Plastics Corporation and Thomas E. Salmon (incorporated herein by reference to Exhibit 10.20 of Berry Plastics Corporation's (File No. 033-75706-01) Annual Report on Form 10-K filed with the SEC on December 16, 2008).

10.23†
Employment Agreement, dated October 1, 2010, between the Berry Plastics Corporation and Jonathan Rich (incorporated herein by reference to Exhibit 10.2 of Berry Plastics Corporation's (File No. 033-75706-01) Current Report on Form 8-K filed on October 6, 2010).

10.24
Form of common stock certificate of Berry Plastics Group, Inc. (incorporated by reference to Exhibit 4.27 of Amendment No. 5 to the Company's Registration Statement on Form S-1 (File No. 333-180294) filed on September 19, 2012).

10.25†
Income Tax Receivable Agreement, dated as of November 29, 2012, by and among Berry Plastics Group, Inc. and Apollo Management Fund VI, L.P. (incorporated herein by reference to Exhibit 10.25 to the Company's Form 10-K filed on December 27, 2012).

10.26†	Berry Plastics Group, Inc. Executive Bonus Plan (incorporated herein by reference to Exhibit 10.26 to the Company's Form 10-K filed on December 27, 2012).

10.27†	Berry Plastics Group, Inc. 2012 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.27 to the Company's Form 10-K filed on December 27, 2012).

10.28†	Amendment No. 1 to the Berry Plastics Group, Inc. 2012 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.31 to the Company's Form 10-K filed on December 11, 2013).

10.29†
Omnibus amendment to awards granted under the Berry Plastics Group, Inc., 2012 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.32 to the Company's Form 10-K filed on December 11, 2013).

10.30†	Amendment No. 2 to the Berry Plastics Group, Inc. 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed on March 10, 2015).

10.31†
Form of 2016 Omnibus Amendment to Awards Granted Under the Berry Plastics Group, Inc. 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed on July 22, 2016).

10.32†	2015 Berry Plastics Group, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed on March 10, 2015).

10.33†
Form of 2016 Omnibus Amendment to Awards Granted Under the Berry Plastics Group, Inc. 2015 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company's Form 8-K filed on July 22, 2016).

10.34†
Fourth Amended and Restated Stockholders Agreement, by and among Berry Plastics Group, Inc., and the stockholders of the Corporation listed on schedule A thereto, dated as of January 15, 2015 (incorporated herein by reference to Exhibit 10.1 to the Company's Form 10-Q filed on January 30, 2015).

10.35†
Employment Agreement, dated January 1, 2002, between the Berry Plastics Corporation and Curtis Begle (incorporated herein by reference to Exhibit 10.1 to the Company's Form 10-Q filed on January 31, 2014).

10.36†
Amendment No. 1 to Employment Agreement, dated as of September 13, 2006, by and between the Berry Plastics Corporation and Curtis Begle (incorporated herein by reference to Exhibit 10.3 to the Company's Form 10-Q filed on January 31, 2014).

10.37†
Amendment No. 2 to Employment Agreement, dated December 31, 2008, by and between the Berry Plastics Corporation and Curtis Begle (incorporated herein by reference to Exhibit 10.4 to the Company's Form 10-Q filed on January 31, 2014).

10.38†
Amendment No. 3 to Employment Agreement, dated August 1, 2010, by and between the Berry Plastics Corporation and Curtis L. Begle (incorporated herein by reference to Exhibit 10.5 to the Company's Form 10-Q filed on January 31, 2014).

10.39†
Amendment No. 4 to Employment Agreement, dated December 16, 2011, by and between the Berry Plastics Corporation and Curtis L. Begle (incorporated herein by reference to Exhibit 10.6 to the Company's Form 10-Q filed on January 31, 2014).

10.40*†
Employment Agreement, dated February 28, 1998, between Berry Plastics Corporation and Mark Miles, together with amendments dated February 28, 2003, September 13, 2006, December 31, 2008, and December 31, 2011.

10.41†
Form of Amendment to Employment Agreement by and between Berry Plastics Corporation and each of Curtis L Begle, Mark W. Miles, and Thomas E. Salmon (incorporated herein by reference to Exhibit 10.1 to the Company's Form 8-K filed on July 22, 2016).

10.42
Form of Voting Agreement, dated as of August 24, 2016, by and among Berry Plastics Group, Inc., and certain AEP stockholders (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on August 26, 2016).

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