Form 10-Q
period 2016-12-31
BERRY PLASTICS GROUP INC
filed 2017-02-03
CIK 1378992

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2016
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

    Large accelerated filer  ☒         Accelerated filer  ☐        Non-accelerated filer  ☐ Small reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).
Yes  ☐   No  ☒

Class	Outstanding at February 3, 2017
Common Stock, $.01 par value per share	128.8 million shares

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended, with respect to our financial condition, results of operations and business and our expectations or beliefs concerning future events.  The forward-looking statements include, in particular, statements about our plans, strategies and prospects under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations".  These statements contain words such as "believes," "expects," "may," "will," "should," "would," "could," "seeks," "approximately," "intends," "plans," "estimates," "outlook," "anticipates" or "looking forward" or similar expressions that relate to our strategy, plans, intentions, or expectations.  All statements we make relating to our estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results or to our expectations regarding future industry trends are forward-looking statements.  In addition, we, through our senior management, from time to time make forward-looking public statements concerning our expected future operations and performance and other developments.  These forward-looking statements are subject to risks and uncertainties that may change at any time, and, therefore, our actual results may differ materially from those that we expected.  We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions.  While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results.  All forward-looking statements are based upon information available to us on the date of this Form 10-Q.

Readers should carefully review the factors discussed in our most recent Form 10-K in the section titled "Risk Factors" and other risk factors identified from time to time in our periodic filings with the Securities and Exchange Commission.

Berry Plastics Group, Inc.
Form 10-Q Index
For Quarterly Period Ended December 31, 2016

Part I. Financial Information

Item 1.	Financial Statements

Berry Plastics Group, Inc.
Consolidated Statements of Income
(Unaudited)
(in millions of dollars, except per share amounts)

	Quarterly Period Ended
	December 31, 2016	January 2, 2016
Net sales	$1,502	$1,612
Costs and expenses:
Cost of goods sold	1,206	1,320
Selling, general and administrative	113	154
Amortization of intangibles	33	36
Restructuring and impairment charges	4	16
Operating income	146	86
Other (income) expense, net	(1)	4
Interest expense, net	68	75
Income before income taxes	79	7
Income tax expense	28	3
Net income	$51	$4

Net income per share:
Basic	$0.42	$0.03
Diluted	0.40	0.03
Outstanding weighted-average shares:
Basic	122.0	120.1
Diluted	127.8	124.9

Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(in millions of dollars)

	Quarterly Period Ended
	December 31, 2016	January 2, 2016
Net income	$51	$4
Currency translation	(45)	(29)
Interest rate hedges	17	4
Provision for income taxes related to other comprehensive income items	(6)	(1)
Other comprehensive loss, net of tax	(34)	(26)
Comprehensive income (loss)	$17	$(22)

See notes to consolidated financial statements.

Berry Plastics Group, Inc.
Consolidated Balance Sheets
(in millions of dollars)

	December 31, 2016	October 1, 2016
Assets	(Unaudited)

Current assets:
Cash and cash equivalents	$331	$323
Accounts receivable (less allowance of $8 and $8, respectively)	622	704
Inventories:
Finished goods	410	397
Raw materials and supplies	276	263
	686	660
Prepaid expenses and other current assets	104	105
Total current assets	1,743	1,792
Property, plant, and equipment, net	2,182	2,224
Goodwill and intangible assets, net	3,556	3,606
Other assets	30	31
Total assets	$7,511	$7,653

Liabilities

Current liabilities:
Accounts payable	$503	$539
Accrued expenses and other current liabilities	434	449
Current portion of long-term debt	43	43
Total current liabilities	980	1,031
Long-term debt, less current portion	5,710	5,712
Deferred income taxes	281	272
Other long-term liabilities	294	417
Total liabilities	7,265	7,432

Stockholders' equity

Common stock (122.3 and 122.0 million shares issued, respectively)	1	1
Additional paid-in capital	457	449
Non-controlling interest	3	3
Accumulated deficit	(33)	(84)
Accumulated other comprehensive loss	(182)	(148)
Total stockholders' equity	246	221
Total liabilities and stockholders' equity	$7,511	$7,653

See notes to consolidated financial statements.

Berry Plastics Group, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(in millions of dollars)

	Quarterly Period Ended
	December 31, 2016	January 2, 2016
Cash Flows from Operating Activities:
Net income	$51	$4
Adjustments to reconcile net cash provided by operating activities:
Depreciation	87	103
Amortization of intangibles	33	36
Non-cash interest expense	1	3
Deferred income tax	14	(8)
Stock compensation expense	3	4
Other non-cash operating activities, net	(1)	7
Changes in working capital	(43)	37
Changes in other assets and liabilities	(2)	5
Net cash from operating activities	143	191

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(65)	(93)
Proceeds from sale of assets	2	4
Acquisition of business, net of cash acquired	—	(2,286)
Other investing activities, net	(1)	—
Net cash from investing activities	(64)	(2,375)

Cash Flows from Financing Activities:
Proceeds from long-term borrowings	—	2,492
Repayments on long-term borrowings	(10)	(100)
Proceeds from issuance of common stock	5	7
Payment of tax receivable agreement	(60)	(57)
Debt financing costs	—	(36)
Purchase of non-controlling interest	—	(66)
Net cash from financing activities	(65)	2,240
Effect of exchange rate changes on cash	(6)	(2)
Net change in cash	8	54
Cash and cash equivalents at beginning of period	323	228
Cash and cash equivalents at end of period	$331	$282

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

2.	Recently Issued Accounting Pronouncements

Changes to GAAP are established by the Financial Accounting Standards Board ("FASB") in the form of accounting standards updates to the FASB's Accounting Standards Codification.  During fiscal 2017, there have been no developments to the recently adopted accounting pronouncements from those disclosed in the Company's 2016 Annual Report on Form 10-K that are considered to have a material impact on our unaudited consolidated financial statements.

3.	Accounts Receivable Factoring Agreements

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

	December 31, 2016	October 1, 2016
Trade receivables sold to financial institutions	$23	$23
Net amounts advanced from financial institutions	(19)	(18)
Amounts due from financial institutions	$4	$5

In addition to the programs described above, the Company has a U.S. based program where certain U.S. based receivables are sold to unrelated third-party financial institutions.  There were no amounts outstanding from the financial institutions related to U.S. based programs at December 31, 2016.  The fees associated with transfer of receivables for all programs were not material for any of the periods presented.

4.	Restructuring and Impairment Charges

The Company incurred restructuring costs related to severance, asset impairment, and facility exit costs of $4 million and $16 million for the quarterly periods ended December 31, 2016 and January 2, 2016, respectively. The tables below set forth the significant components of the restructuring charges recognized, by segment:

	Quarterly Period Ended
	December 31, 2016	January 2, 2016
Consumer Packaging	$2	$3
Health, Hygiene & Specialties	2	12
Engineered Materials	—	1
Consolidated	$4	$16

The table below sets forth the activity with respect to the restructuring accrual at December 31, 2016:

	Employee Severance	Facilities Exit Costs	Total
Balance at October 1, 2016	$7	$6	$13
Charges	3	1	4
Cash payments	(5)	(2)	(7)
Balance at December 31, 2016	$5	$5	$10

5.	Accrued Expenses, Other Current Liabilities and Other Long-Term Liabilities

The following table sets forth the totals included in Accrued expenses and other current liabilities on the Consolidated Balance Sheets:

	December 31, 2016	October 1, 2016
Employee compensation, payroll and other	$105	$152
Interest	44	53
Rebates	56	54
Restructuring	10	13
Accrued taxes	45	40
Tax receivable agreement obligation	100	60
Accrued operating expenses	74	77
	$434	$449

The following table sets forth the totals included in Other long-term liabilities on the Consolidated Balance Sheets:

	December 31, 2016	October 1, 2016
Lease retirement obligation	$35	$34
Sale-lease back deferred gain	25	26
Pension liability	85	88
Deferred purchase price	42	41
Tax receivable agreement obligation	14	114
Interest rate swaps	26	45
Other	67	69
	$294	$417

The Company made $60 million of payments related to the income tax receivable agreement ("TRA") in the December 31, 2016 quarter, of which Apollo Global Management, LLC received $48 million. The TRA provides for an annual payment to TRA holders at 85% of the amount of cash savings, if any, in U.S. federal, foreign, state and local income tax that are actually realized as a result of the utilization of our net operating losses attributable to periods prior to the initial public offering.

6.  Long-Term Debt

Long-term debt consists of the following:

	Maturity Date	December 31, 2016	October 1, 2016
Term loan	February 2020	$1,348	$1,351
Term loan	January 2021	814	814
Term loan	October 2022	1,895	1,895
Revolving line of credit	May 2020	—	—
5 1/8% Second Priority Senior Secured Notes	July 2023	700	700
5 1/2% Second Priority Senior Secured Notes	May 2022	500	500
6% Second Priority Senior Secured Notes	October 2022	400	400
Debt discounts and deferred fees		(52)	(58)
Capital leases and other	Various	148	153
Total long-term debt		5,753	5,755
Current portion of long-term debt		(43)	(43)
Long-term debt, less current portion		$5,710	$5,712

The Company was in compliance with all covenants as of December 31, 2016.

Debt discounts and deferred financing fees are presented net of Long-term debt, less the current portion on the Consolidated Balance Sheets and are amortized to Interest expense through maturity.

7.	Financial Instruments and Fair Value Measurements

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
Foreign Currency Forward Contracts Not Designated as Hedges

The primary purpose of our foreign currency hedging activities is to manage the potential changes in value associated with the changes in foreign currencies on future foreign cash movements for certain jurisdictions.  The changes in fair value of these derivative contracts are recognized in Other (income) expense, net, on our Consolidated Statements of Income and are largely offset by the remeasurement of the underlying intercompany loan.  The foreign currency forward contracts are Level 2 fair value measurements and we use a discounted cash flow analysis along with significant other observable inputs to determine the fair value of the foreign currency forward contract if it is outstanding at the end of the period.  These contracts are typically entered into and settled within the given quarterly reporting period.

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

In February 2013, the Company entered into an interest rate swap transaction to manage cash flow variability associated with interest rate volatility on $1 billion of outstanding variable rate term loan debt. The agreement swapped the greater of a three-month variable LIBOR contract or 1.00% for a fixed annual rate of 2.355% with an effective date in May 2016 and expiration in May 2019.  In June 2013, the Company elected to settle this derivative instrument and received $16 million as a result of this settlement.  The effective portion of the interest rate swap is included in Accumulated other comprehensive loss and is being amortized to Interest expense from May 2016 through May 2019, the original term of the swap agreement.

In March 2014, the Company entered into an interest rate swap transaction to manage cash flow variability associated with interest rate volatility on $1 billion of outstanding variable rate term loan debt.  The agreement swaps the greater of a three-month variable LIBOR contract or 1.00% for a fixed annual rate of 2.59%, with an effective date in February 2016 and expiration in February 2019.

In September 2015, the Company entered into an interest rate swap transaction to manage cash flow variability associated with interest rate volatility on $1 billion of outstanding variable rate term loan debt.  The agreement swapped the greater of a three-month variable LIBOR contract or 1.00% for a fixed annual rate of 1.7185%, with an effective date in December 2015 and expiration in June 2019.

The Company records the changes in fair value of derivative instruments designated for hedge accounting as prescribed in ASC 815 – Derivatives and Hedging, in Accumulated other comprehensive loss, net of tax, which are included in Deferred income taxes.  All other changes in derivative instruments not designated as hedging instruments flow through the Consolidated Statement of Income.  The Company has designated all of their interest rate swaps as cash flow hedges.

Balance Sheet Location		December 31, 2016	October 1, 2016
Interest rate swaps	Other long-term liabilities	$26	$45

The effect of the Company's derivative instruments on the Consolidated Statement of Income is as follows:
		Quarterly Period Ended
Derivatives instruments	Statement of Operations Location	December 31, 2016	January 2, 2016
Interest rate swaps	Interest expense, net	$5	$—
Foreign currency swaps	Other (income) expense, net	$1	$—

Non-recurring Fair Value Measurements

The Company has certain assets that are measured at fair value on a non-recurring basis when impairment indicators are present or when the Company completes an acquisition.  The Company adjusts certain long-lived assets to fair value only when the carrying values exceed the fair values.  The categorization of the framework used to value the assets is considered Level 3, due to the subjective nature of the unobservable inputs used to determine the fair value.  These assets that are subject to our annual impairment analysis primarily include our definite lived and indefinite lived intangible assets, including Goodwill and our property, plant and equipment.  The Company reviews Goodwill and other indefinite lived assets for impairment as of the first day of the fourth fiscal quarter each year, and more frequently if impairment indicators exist.  The Company determined Goodwill and other indefinite lived assets were not impaired in our annual fiscal 2016 assessment.  No impairment indicators were identified in the current quarter.

Included in the following table are the major categories of assets measured at fair value on a non-recurring basis as of December 31, 2016 and October 1, 2016, along with the impairment loss recognized on the fair value measurement during the period:
	As of December 31, 2016
	Level 1	Level 2	Level 3	Total	Impairment
Indefinite-lived trademarks	$—	$—	$248	$248	$—
Goodwill	—	—	2,394	2,394	—
Definite lived intangible assets	—	—	914	914	—
Property, plant, and equipment	—	—	2,182	2,182	—
Total	$—	$—	$5,738	$5,738	$—

	As of October 1, 2016
	Level 1	Level 2	Level 3	Total	Impairment
Indefinite-lived trademarks	$—	$—	$248	$248	$—
Goodwill	—	—	2,406	2,406	—
Definite lived intangible assets	—	—	952	952	—
Property, plant, and equipment	—	—	2,224	2,224	3
Total	$—	$—	$5,830	$5,830	$3

The Company's financial instruments consist primarily of cash and cash equivalents, long-term debt, interest rate swap agreements and capital lease obligations.  The fair value of our long-term indebtedness exceeded book value by $63 million as of December 31, 2016.  The Company's long-term debt fair values were determined using Level 2 inputs as other significant observable inputs were not available.

8.	Income Taxes

The Company's effective tax rate was 35% and 43% for the quarterly period ended December 31, 2016 and January 2, 2016, respectively.  Within the quarter, the effective tax rate was favorably impacted primarily by the discrete item related to share based compensation excess tax benefit of 4%, partially offset by foreign valuation allowance and other discrete items.
9.	Operating Segments

The Company's operations are organized into three operating segments: Consumer Packaging, Health, Hygiene & Specialties, and Engineered Materials.  The structure is designed to align us with our customers, provide improved service, and drive future growth in a cost efficient manner.  In October 2016, the Company realigned portions of our operating segments in order to leverage geographic management teams and commercial activities.  In the prior year quarter $36 million of Net sales from the Retail & Industrial product line, which is primarily international, was moved from Engineered Materials to the Specialties product line within Health, Hygiene & Specialties.  Additionally, with the intent that the announced AEP Industries Inc. acquisition will be operated within the Engineered Materials segment, $79 million of Core Films Net sales were moved from Consumer Packaging to Engineered Materials.  As result of these organizational realignments, we have recast prior period segment amounts.  Selected information by reportable segment is presented in the following tables:

	Quarterly Period Ended
	December 31, 2016	January 2, 2016
Net sales:
Consumer Packaging	$549	$604
Health, Hygiene & Specialties	570	600
Engineered Materials	383	408
Total net sales	$1,502	$1,612
Operating income:
Consumer Packaging	$34	$39
Health, Hygiene & Specialties	59	13
Engineered Materials	53	34
Total operating income	$146	$86
Depreciation and amortization:
Consumer Packaging	$59	$62
Health, Hygiene & Specialties	44	55
Engineered Materials	17	22
Total depreciation and amortization	$120	$139

	December 31, 2016	October 1, 2016
Total assets:
Consumer Packaging	$3,254	$3,315
Health, Hygiene & Specialties	3,439	3,504
Engineered Materials	818	834
Total assets	$7,511	$7,653

Selected information by geography is presented in the following tables:
	Quarterly Period Ended
	December 31, 2016	January 2, 2016
Net sales:
North America	$1,204	$1,307
South America	80	79
Europe	149	165
Asia	69	61
Total net sales	$1,502	$1,612

	December 31, 2016	October 1, 2016
Long-lived assets:
North America	$4,677	$4,724
South America	375	386
Europe	431	462
Asia	285	289
Total long-lived assets:	$5,768	$5,861

Selected information by product line is presented in the following tables:
	Quarterly Period Ended
	December 31, 2016	January 2, 2016
Net sales:
Rigid Open Top	42	42
Rigid Closed Top	58	58
Consumer Packaging	100%	100%

Health	20	17
Hygiene	46	45
Specialties	34	38
Health, Hygiene & Specialties	100%	100%

Core Films	73	71
Retail & Industrial	27	29
Engineered Materials	100%	100%

Goodwill

In connection with the change in reporting segments, the Company reallocated goodwill to the segments under the provisions of ASC 350.  The changes in the carrying amount of goodwill by reportable segment are as follows:

	Consumer Packaging	Health, Hygiene & Specialties	Engineered Materials	Total
Balance as of October 1, 2016	$1,520	$801	$85	$2,406
Segment realignment	(110)	7	103	—
Foreign currency translation adjustment	(1)	(11)	—	(12)
Balance as of December 31, 2016	$1,409	$797	$188	$2,394

10.	Contingencies and Commitments

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

The following tables and discussion provide a reconciliation of the numerator and denominator of the basic and diluted net income per share computations. The calculation below provides net income per share on both a basic and diluted basis for the quarterly periods ended December 31, 2016 and January 2, 2016:

	Quarterly Period Ended
(in millions, except per share amounts)	December 31, 2016	January 2, 2016
Numerator
Consolidated net income	$51	$4
Denominator
Weighted average common shares outstanding - basic	122.0	120.1
Dilutive shares	5.8	4.8
Weighted average common and common equivalent shares outstanding - diluted	127.8	124.9

Per common share income
Basic	$0.42	$0.03
Diluted	$0.40	$0.03

12.  Accumulated Other Comprehensive Income (Loss)

The components and activity of Accumulated other comprehensive income (loss) are as follows:
	Currency Translation	Defined Benefit Pension and Retiree Health Benefit Plans	Interest Rate Hedges	Accumulated Other Comprehensive Income (Loss)
Balance at October 1, 2016	$(82)	$(44)	$(22)	$(148)
Other comprehensive income (loss) before reclassifications	(45)	—	12	(33)
Net amount reclassified from accumulated other comprehensive income (loss)	—	—	5	5
Provision for income taxes related to other comprehensive income items	—	—	(6)	(6)
Balance at December 31, 2016	$(127)	$(44)	$(11)	$(182)

	Currency Translation	Defined Benefit Pension and Retiree Health Benefit Plans	Interest Rate Hedges	Accumulated Other Comprehensive Income (Loss)
Balance at September 26, 2015	$(81)	$(25)	$(13)	$(119)
Other comprehensive income (loss) before reclassifications	(29)	—	4	(25)
Net amount reclassified from accumulated other comprehensive income (loss)	—	—	—	—
Provision for income taxes related to other comprehensive income items	—	—	(1)	(1)
Balance at January 2, 2016	$(110)	$(25)	$(10)	$(145)

13.	Guarantor and Non-Guarantor Financial Information

Berry Plastics Corporation ("Issuer") has notes outstanding which are fully, jointly, severally, and unconditionally guaranteed by its parent, Berry Plastics Group, Inc. (for purposes of this Note, "Parent") and substantially all of Issuer's domestic subsidiaries.  Separate narrative information or financial statements of the guarantor subsidiaries have not been included because they are 100% owned by Parent and the guarantor subsidiaries unconditionally guarantee such debt on a joint and several basis.  A guarantee of a guarantor subsidiary of the securities will terminate upon the following customary circumstances:  the sale of the capital stock of such guarantor if such sale complies with the indentures, the designation of such guarantor as an unrestricted subsidiary, the defeasance or discharge of the indenture, as a result of the holders of certain other indebtedness foreclosing on a pledge of the shares of a guarantor subsidiary or if such guarantor no longer guarantees certain other indebtedness of the issuer.  The guarantees of the guarantor subsidiaries are also limited as necessary to prevent them from constituting a fraudulent conveyance under applicable law and any guarantees guaranteeing subordinated debt are subordinated to certain other of the Company's debts.  Parent also guarantees the Issuer's term loans and revolving credit facilities.  The guarantor subsidiaries guarantee our term loans and are co-borrowers under our revolving credit facility.  Presented below is condensed consolidating financial information for the Parent, Issuer, guarantor subsidiaries and non-guarantor subsidiaries.  The Issuer and guarantor financial information includes all of our domestic operating subsidiaries; our non-guarantor subsidiaries include our foreign subsidiaries, certain immaterial domestic subsidiaries and the unrestricted subsidiaries under the Issuer's indentures.  The Parent uses the equity method to account for its ownership in the Issuer in the Condensed Consolidating Supplemental Financial Statements.  The Issuer uses the equity method to account for its ownership in the guarantor and non-guarantor subsidiaries.  All consolidating entries are included in the eliminations column along with the elimination of intercompany balances.

Condensed Supplemental Consolidated Balance Sheet

	December 31, 2016
	Parent	Issuer	Guarantor Subsidiaries	Non— Guarantor Subsidiaries	Eliminations	Total
Current assets	—	226	879	638	—	1,743
Intercompany receivable	275	2,840	—	—	(3,115)	—
Property, plant, and equipment, net	—	74	1,416	692	—	2,182
Other assets	365	4,142	4,070	533	(5,524)	3,586
Total assets	$640	$7,282	$6,365	$1,863	$(8,639)	$7,511

Current liabilities	100	226	419	235	—	980
Intercompany payable	—	66	2,926	123	(3,115)	—
Other long-term liabilities	294	5,822	104	65	—	6,285
Stockholders' equity (deficit)	246	1,168	2,916	1,440	(5,524)	246
Total liabilities and stockholders' equity (deficit)	$640	$7,282	$6,365	$1,863	$(8,639)	$7,511

	October 1, 2016
	Parent	Issuer	Guarantor Subsidiaries	Non— Guarantor Subsidiaries	Eliminations	Total
Current assets	—	161	945	686	—	1,792
Intercompany receivable	364	2,797	—	—	(3,161)	—
Property, plant and equipment, net	—	76	1,434	714	—	2,224
Other assets	302	4,101	4,094	557	(5,417)	3,637
Total assets	$666	$7,135	$6,473	$1,957	$(8,578)	$7,653

Current liabilities	60	207	480	284	—	1,031
Intercompany payable	—	—	2,992	169	(3,161)	—
Other long-term liabilities	385	5,822	126	68	—	6,401
Stockholders' equity (deficit)	221	1,106	2,875	1,436	(5,417)	221
Total liabilities and stockholders' equity (deficit)	$666	$7,135	$6,473	$1,957	$(8,578)	$7,653

Condensed Supplemental Consolidated Statements of Operations

	Quarterly Period Ended December 31, 2016
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$143	$979	$380	$—	$1,502
Cost of goods sold	—	116	789	301	—	1,206
Selling, general and administrative	—	42	75	(4)	—	113
Amortization of intangibles	—	2	25	6	—	33
Restructuring and impairment charges	—	—	4	—	—	4
Operating income	—	(17)	86	77	—	146
Other expense (income), net	—	4	—	(5)	—	(1)
Interest expense, net	—	6	45	17	—	68
Equity in net income of subsidiaries	(79)	(92)	—	—	171	—
Income (loss) before income taxes	79	65	41	65	(171)	79
Income tax expense (benefit)	28	14	—	14	(28)	28
Consolidated net income (loss)	$51	$51	$41	$51	$(143)	$51
Comprehensive net income (loss)	$51	$62	$41	$6	$(143)	$17

Consolidating Statement of Cash Flows
Cash Flow from Operating Activities	$—	$(19)	$120	$42	$—	$143
Cash Flow from Investing Activities
Additions to property, plant, and equipment	—	(2)	(50)	(13)	—	(65)
Proceeds from sale of assets	—	1	1	—	—	2
(Contributions) distributions to/from subsidiaries	(5)	5	—	—	—	—
Intercompany advances (repayments)	—	39	—	—	(39)	—
Other investing activities, net	—	(1)	—	—	—	(1)
Net cash from investing activities	(5)	42	(49)	(13)	(39)	(64)

Cash Flow from Financing Activities
Proceeds from long-term debt	—	—	—	—	—	—
Repayments on long-term borrowings	—	(9)	(1)	—	—	(10)
Proceeds from issuance of common stock	5	—	—	—	—	5
Payment of tax receivable agreement	(60)	—	—	—	—	(60)
Changes in intercompany balances	60	—	(67)	(32)	39	—
Net cash from financing activities	5	(9)	(68)	(32)	39	(65)

Effect of exchange rate changes on cash	—	—	—	(6)	—	(6)

Net change in cash	—	14	3	(9)	—	8
Cash and cash equivalents at beginning of period	—	102	5	216	—	323
Cash and cash equivalents at end of period	$—	$116	$8	$207	$—	$331

	Quarterly Period Ended January 2, 2016
	Parent	Issuer	Guarantor Subsidiaries	Non— Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$150	$992	$470	$—	$1,612
Cost of goods sold	—	123	815	382	—	1,320
Selling, general and administrative	—	56	75	23	—	154
Amortization of intangibles	—	2	26	8	—	36
Restructuring and impairment charges	—	—	15	1	—	16
Operating income (loss)	—	(31)	61	56	—	86
Other income, net	—	(1)	(4)	9	—	4
Interest expense, net	—	9	46	20	—	75
Equity in net income of subsidiaries	(7)	(33)	—	—	40	—
Income (loss) before income taxes	7	(6)	19	27	(40)	7
Income tax expense (benefit)	3	(8)	—	12	(4)	3
Consolidated net income (loss)	$4	$2	$19	$15	$(36)	$4
Comprehensive net income (loss)	$4	$5	$19	$(14)	$(36)	$(22)

Consolidating Statement of Cash Flows
Cash Flow from Operating Activities	$—	$(30)	$153	$68	$—	$191
Cash Flow from Investing Activities
Additions to property, plant, and equipment	—	(3)	(80)	(10)	—	(93)
Proceeds from sale of assets	—	—	4	—	—	4
(Contributions) distributions to/from subsidiaries	(7)	(2,253)	—	—	2,260	—
Intercompany advances (repayments)	—	(162)	—	—	162	—
Acquisition of business, net of cash acquired	—	—	(291)	(1,995)	—	(2,286)
Net cash from investing activities	(7)	(2,418)	(367)	(2,005)	2,422	(2,375)

Cash Flow from Financing Activities
Proceeds from long-term borrowings	—	2,489	—	3	—	2,492
Repayments on long-term borrowings	—	(70)	—	(30)	—	(100)
Proceeds from issuance of common stock	7	—	—	—	—	7
Payment of tax receivable agreement	(57)	—	—	—	—	(57)
Contributions from parent	—	—	291	1,969	(2,260)	—
Debt financing costs	—	(36)	—	—	—	(36)
Purchase of non-controlling interest	—	—	(66)	—	—	(66)
Changes in intercompany balances	57	—	7	98	(162)	—
Net cash from financing activities	7	2,383	232	2,040	(2,422)	2,240

Effect of exchange rate changes on cash	—	—	—	(2)	—	(2)

Net change in cash	—	(65)	18	101	—	54
Cash and cash equivalents at beginning of period	—	163	—	65	—	228
Cash and cash equivalents at end of period	$—	$98	$18	$166	$—	$282

14. Subsequent Events

AEP Industries Inc.

In January 2017, the Company completed the previously announced acquisition of AEP Industries Inc. ("AEP") for a purchase price of approximately 6.5 million Berry common shares and approximately $297 million in cash to the former holders of AEP Common stock and equity awards.  Additionally, Berry paid $164 million to retire outstanding AEP debt.  AEP manufactures and markets an extensive and diverse line of polyethylene and polyvinyl chloride flexible plastic packaging products with consumer, industrial, and agricultural applications.  The acquired business will be operated in Berry's Engineered Materials segment.  To finance the purchase, the Company entered into an incremental assumption agreement to increase the commitments under the Company's existing term loan credit agreement by $500 million due 2024.

Term Loan

In January 2017, the Company entered into an incremental assumption agreement and amendment to lower the interest rates under certain of the term loans maturing in October 2022 from LIBOR plus 2.75% per annum with a LIBOR floor of 1% to LIBOR plus 2.50% with no LIBOR floor.

Interest Rate Swap

In January 2017, the Company entered into an interest rate swap transaction to manage cash flow variability associated with $450 million of outstanding variable rate term loan debt from future interest rate volatility.  The agreement swaps a one-month variable LIBOR contract for a fixed annual rate of 2.00%, with an effective date in May 2017 and expiration in May 2022.

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

The Company's fiscal year is based on fifty-two or fifty-three week periods.  Fiscal 2017 is a fifty-two week period and fiscal 2016 was a fifty-three week period.

Executive Summary

Business.  The Company's operations are organized into three operating segments: Health, Hygiene & Specialties, Consumer Packaging, and Engineered Materials.  The structure is designed to align us with our customers, provide improved service, and drive future growth in a cost efficient manner.  The Consumer Packaging segment primarily consists of containers, foodservice items, closures, overcaps, bottles, prescription containers, and tubes.  The Health, Hygiene & Specialties segment primarily consists of nonwoven specialty materials used in hygiene, infection prevention, personal care, industrial, construction, filtration applications, personal care films, and pipeline corrosion protection solutions.  The Engineered Materials segment primarily consists of tapes and adhesives, polyethylene based film products, can liners, printed films, and specialty coated and laminated products.

In October 2016, the Company realigned portions of our operating segments in order to leverage geographic management teams and commercial activities.  $36 million of Net sales from the Retail & Industrial product line, which are primarily international, were moved from Engineered Materials to the Specialties product line within Health, Hygiene & Specialties. Additionally, with the intent that the announced AEP Industries Inc. acquisition will be operated within the Engineered Materials segment, $79 millions of Core Films Net sales were moved from Consumer Packaging to Engineered Materials.  As result of these organizational realignments, we have recast prior period segment amounts.

Acquisitions.  Our acquisition strategy is focused on improving our long-term financial performance, enhancing our market positions, and expanding our existing and complementary product offerings. We seek to obtain businesses for attractive post-synergy multiples, creating value for our stockholders from synergy realization, leveraging the acquired products across our customer base, creating new platforms for future growth, and assuming best practices from the businesses we acquire. The Company has included the expected benefits of acquisition integrations and restructuring plans within our unrealized synergies, which are in turn recognized in earnings after an acquisition has been fully integrated or the restructuring plan is completed. While the expected benefits on earnings is estimated at the commencement of each transaction, once the execution of the plan and integration occur, we are generally unable to accurately estimate or track what the ultimate effects have been due to system integrations and movements of activities to multiple facilities. As historical business combinations and restructuring plans have not allowed us to accurately separate realized synergies compared to what was initially identified, we measure the synergy realization based on the overall segment profitability post integration.

Avintiv Inc.

In October 2015, the Company acquired 100% of the capital stock of AVINTIV Inc. ("Avintiv") for a purchase price of $2.26 billion, net of cash acquired.  Avintiv was one of the world's leading developers, producers, and marketers of nonwoven specialty materials used in hygiene, infection prevention, personal care, industrial, construction, and filtration applications.  To finance the purchase, the Company issued $400 million aggregate principal amount of 6.0% second priority senior secured notes due 2022 and entered into an incremental assumption agreement to increase the commitments under the Company's existing term loan credit agreement by $2.1 billion due 2022.  The Company expects to realize annual cost synergies of approximately $80 million related to the Avintiv acquisition with full realization expected in fiscal 2017.

AEP Industries Inc.

In January 2017, the Company completed the previously announced acquisition of AEP Industries Inc. ("AEP") for a purchase price of approximately 6.5 million Berry common shares and approximately $297 million in cash to the former holders of AEP Common stock and equity awards.  Additionally, Berry paid $164 million to retire outstanding AEP debt.  AEP manufactures and markets an extensive and diverse line of polyethylene and polyvinyl chloride flexible plastic packaging products with consumer, industrial, and agricultural applications.  The acquired business will be operated in Berry's Engineered Materials segment.  To finance the purchase, the Company entered into an incremental assumption agreement to increase the commitments under the Company's existing term loan credit agreement by $500 million due 2024.  The Company expects to realize annual cost synergies of approximately $50 million from the AEP transaction with full realization expected in fiscal 2018.

Raw Material Trends.  Our primary raw material is plastic resin consisting primarily of polypropylene and polyethylene. Plastic resins are subject to price fluctuations, including those arising from supply shortages and changes in the prices of natural gas, crude oil and other petrochemical intermediates from which resins are produced. The three month simple average price per pound, as published by U.S. market indexes, were as follows:

	Polyethylene Butene Film			Polypropylene
	2017	2016	2015	2017	2016	2015
1st quarter	$.75	$.69	$.86	$.69	$.70	$.92
2nd quarter	—	.66	.75	—	.75	.73
3rd quarter	—	.73	.76	—	.71	.68
4th quarter	—	.75	.73	—	.71	.66

Due to differences in the timing of passing through resin cost changes to our customers on escalator/de-escalator programs, segments are negatively impacted in the short term when plastic resin costs increase and are positively impacted when plastic resin costs decrease. This timing lag in passing through raw material cost changes could affect our results as plastic resin costs fluctuate.

Outlook.  The Company is impacted by general economic and industrial growth, plastic resin availability and affordability, and general industrial production.  Our business has both geographic and end-market diversity, which reduces the effect of any one of these factors on our overall performance.  Our results are affected by our ability to pass through raw material cost changes to our customers, improve manufacturing productivity and adapt to volume changes of our customers.  Historically, there has been a very tight correlation between oil prices and the cost of our key raw materials, polyethylene and polypropylene.  Overall, we continue to believe that these current trends in global oil and resin markets will be positive for the Company.  We continue to believe the fiscal 2017 volume environment in the markets we serve will remain consistent with fiscal 2016 which will be partially offset by one less week of operations in fiscal 2017 compared to fiscal 2016.  In the near term, increase in resin costs in Europe, weakness in the Euro versus the dollar, sharp increases in the value of the Brazilian Real and market pressure in South America could temporarily create a headwind for the Company, which we believe will ultimately be offset within the fiscal year by maximizing the synergies from the AEP acquisition and growth opportunities within the health, pharmaceuticals, personal care and food packaging markets, particularly in Asia, where expected per capita consumption increases should result in organic market growth.  For fiscal 2017, we project cash flow from operations and Adjusted Free Cash Flow of $925 million and $550 million, respectively.  These estimates assume $80 million of tax payments, $60 million of business integration costs, constant currency rates, no impact to working capital, and no change in short term interest rates.  The $550 million of Adjusted Free Cash Flow includes $315 million of additions to property, plant and equipment and $60 million of payments under our tax receivable agreement.  For the definition of Adjusted Free Cash Flow and further information related to Adjusted Free Cash Flow as a non-GAAP financial measure, see "Liquidity and Capital Resources."

Results of Operations

Comparison of the Quarterly Period Ended December 31, 2016 (the "Quarter") and the Quarterly Period Ended January 2, 2016 (the "Prior Quarter")

As a reminder, fiscal 2016 was a fifty-three week period compared to a fifty-two week period in fiscal 2017.  The negative impact from the extra days in the Prior Quarter disclosed within this section has been presented on a net basis.  Business integration expenses consist of restructuring and impairment charges, acquisition related charges, and other business optimization costs.

Consolidated Overview
	Quarter	Prior Quarter	$ Change	% Change
Net sales	$1,502	$1,612	$(110)	(7%)
Operating income	$146	$86	$60	70%
Operating income percentage of net sales	10%	5%

The net sales decrease of $110 million from Prior Quarter is primarily attributed to a $98 million negative impact from extra days in the Prior Quarter, a $7 million decline in selling prices and a small unfavorable impact from currency translation.

The operating income increase of $60 million from Prior Quarter is primarily attributed to a $40 million decrease in business integration costs including a $12 million decline in restructuring and impairment costs due to the Avintiv acquisition in the Prior Quarter, a $12 million decrease in depreciation and amortization expense, a $9 million decrease in selling, general, and administrative expenses related to synergies from cost reductions, a $4 million improvement in our product mix and price/cost spread, a small favorable impact from currency translation, and a slight improvement in productivity in manufacturing.  The decrease in depreciation and amortization is a result of the Avintiv acquisition's purchase accounting adjustments recorded in fiscal 2016.  These improvements are partially offset by a $10 million negative impact from extra days in the Prior Quarter.

Consumer Packaging
	Quarter	Prior Quarter	$ Change	% Change
Net sales	$549	$604	$(55)	(9%)
Operating income	$34	$39	$(5)	(13%)
Percentage of net sales	6%	6%

Net sales in the Consumer Packaging segment decreased by $55 million from Prior Quarter primarily attributed to a $43 million negative impact from extra days in the Prior Quarter, and an $18 million negative impact from a 3% base volume decline, partially offset by $6 million of selling price increases.  The base volume decline is primarily related to soft customer demand in portions of our Rigid Open Top product line and general market softness.

The operating income decrease of $5 million from Prior Quarter is primarily attributed to a $5 million negative impact from extra days in the Prior Quarter, a $3 million negative impact from base volume declines, and a $3 million negative impact from productivity in manufacturing primarily related to plant consolidation activities, partially offset by a $4 million decrease in selling, general and administrative expenses.

Health, Hygiene, & Specialties
	Quarter	Prior Quarter	$ Change	% Change
Net sales	$570	$600	$(30)	(5%)
Operating income	$59	$13	$46	354%
Percentage of net sales	10%	2%

Net sales in the Health, Hygiene & Specialties segment decreased by $30 million from Prior Quarter primarily attributed to a $26 million negative impact from extra days in the Prior Quarter, a $19 million decline in selling prices due to the pass through of lower raw material costs, and a $5 million unfavorable impact from currency translation, partially offset by a $20 million impact from a 3% volume improvement from growth in all product lines.

The operating income increase of $46 million from Prior Quarter is primarily attributed to a $28 million decrease in business integration costs resulting from the Avintiv acquisition in the Prior Quarter, including a $10 million decrease in restructuring costs, an $8 million decrease in depreciation and amortization expense, a $4 million improvement in productivity in manufacturing, a $3 million favorable impact from organic volume improvement, a $3 million decrease in selling, general and administrative expenses, and a small favorable impact from currency translation.  These improvements are partially offset by a negative impact from extra days in the Prior Quarter.  The decrease in depreciation and amortization is a result of the Avintiv acquisition's purchase accounting adjustments recorded in fiscal 2016.

Engineered Materials
	Quarter	Prior Quarter	$ Change	% Change
Net sales	$383	$408	$(25)	(6%)
Operating income	$53	$34	$19	56%
Percentage of net sales	14%	8%

Net sales in the Engineered Materials segment decreased by $25 million from Prior Quarter primarily attributed to a $29 million negative impact from extra days in the Prior Quarter, partially offset by selling price increases of $6 million.

The operating income increase of $19 million from Prior Quarter is primarily attributed to a $10 million decrease in business integration costs, a $6 million improvement in our product mix and price/cost spread, a $4 million decline in depreciation and amortization, and lower selling, general and administrative expenses, partially offset by a $4 million negative impact from extra days in the Prior Quarter.

Other (income) expense, net
	Quarter	Prior Quarter	$ Change	% Change
Other (income) expense, net	$(1)	$4	$(5)	(125%)

The other (income) expense improvement of $5 million is primarily attributed to favorable foreign currency changes related to the remeasurement of non-operating intercompany balances.

Interest expense, net
	Quarter	Prior Quarter	$ Change	% Change
Interest expense, net	$68	$75	$(7)	(9%)

The interest expense decrease of $7 million from Prior Quarter is primarily attributed to the June 2016 incremental assumption agreement and amendment which reduced interest rates on two of our term loans, as well as free cash flow used throughout the prior year to reduce our indebtedness.

Income tax expense
	Quarter	Prior Quarter	$ Change	% Change
Income tax expense	$28	$3	$25	833%

The income tax expense increase of $25 million from the Prior Quarter is primarily attributed to an increase in Net income before income taxes.  Within the quarter, the effective tax rate was favorably impacted primarily by the discrete item related to share based compensation excess tax benefit of 4%, partially offset by foreign valuation allowance and other discrete items.

Changes in Comprehensive Income (Loss)

The $39 million improvement in Comprehensive income (loss) from Prior Quarter is primarily attributed to a $47 million improvement in Net income and a $8 million favorable change in the fair value of interest rate hedges, net of tax, partially offset by a $16 million unfavorable change in currency translation.  Currency translation gains and losses are primarily related to non-U.S. subsidiaries with a functional currency other than U.S. Dollars whereby assets and liabilities are translated from the respective functional currency into U.S. Dollars using period-end exchange rates.  The change in currency translation in the Quarter was primarily attributed to locations utilizing the Euro and Pound Sterling as the functional currency.  As part of the overall risk management, the Company uses derivative instruments to reduce exposure to changes in interest rates attributed to the Company's floating-rate borrowings and records changes to the fair value of these instruments in Accumulated other comprehensive loss.  The $8 million favorable change in fair value of these instruments in the Quarter versus Prior Quarter is primarily attributed to an increase in the forward interest curve between measurement dates.

Liquidity and Capital Resources

As of the end of the quarter, we had cash and cash equivalents of $331 million, of which approximately 64% was located outside of the U.S.  Our primary sources of cash are the collection of trade receivables generated from the sales of our products and services to our customers and amounts available under our existing lines of credit.  Our primary uses of cash are payments for operating expenses, investments in working capital, capital expenditures, interest, taxes, debt obligations, restructuring expenses and other long-term liabilities.  Based on our current level of operations, we believe that cash flow from operations and available cash, together with available borrowings under our senior secured credit facilities, will be adequate to meet our short-term liquidity needs over the next twelve months.  We base such belief on historical experience and the funds available under the revolving credit facility.  However, we cannot predict our future results of operations and our ability to meet our obligations involves numerous risks and uncertainties, including, but not limited to, those described in the "Risk Factors" section of our most recent Form 10-K filed with the SEC.  In particular, increases in the cost of resin which we are unable to pass through to our customers on a timely basis or significant acquisitions could severely impact our liquidity.

Senior Secured Credit Facility

We manage our global cash requirements considering (i) available funds among the many subsidiaries through which we conduct business, (ii) the geographic location of our liquidity needs, and (iii) the cost to access international cash balances.  We have a $650 million asset-based revolving line of credit that matures in May 2020.  At the end of the Quarter, the Company had no outstanding balance on the revolving credit facility.  The Company was in compliance with all covenants at the end of the Quarter.

A key financial metric utilized in the calculation of our debt covenants is adjusted EBITDA (defined as "EBITDA" in the Company's debt agreements, but referred herein as Adjusted EBITDA). The following table reconciles (i) our net income to Adjusted EBITDA and (ii) our cash flow from operating activities to Adjusted Free Cash Flow for the four quarters ended December 31, 2016:

December 31, 2016
Four Quarters Ended
Net income	$283
Income tax expense	97
Interest expense, net	284
Debt extinguishment	4
Other income (expense), net	(27)
Other non-cash charges (a)	28
Restructuring and impairment	20
Business optimization and other expense (b)	16
Depreciation and amortization	506
Unrealized cost savings	19
Adjusted EBITDA	$1,230
Cash flow from operating activities	$809
Net additions to property, plant and equipment	(257)
Payments of tax receivable agreement	(60)
Adjusted Free Cash Flow	$492
Cash flow from investing activities	(268)
Cash flow from financing activities	(488)

(a)	Primarily includes stock compensation expense of $19 million and other non-cash charges
(b)	Includes business optimization and integration expenses

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

We define "Adjusted Free Cash Flow" as cash flow from operating activities less additions to property, plant and equipment and payments of the tax receivable agreement.  We believe Adjusted Free Cash Flow is useful to an investor in evaluating our liquidity because Adjusted Free Cash Flow and similar measures are widely used by investors, securities analysts and other interested parties in our industry to measure a company's liquidity.

These non-GAAP financial measures may be calculated differently by other companies, including other companies in our industry, limiting their usefulness as comparative measures.

Tax Receivable Agreement

The Company made $60 million of payments related to the income tax receivable agreement ("TRA") in the first fiscal quarter of 2017.  The $60 million payment represents the only TRA payment required in fiscal 2017.

Cash Flows

Net cash from operating activities decreased $48 million from the Prior Quarter primarily attributed to a decrease in working capital due to timing, partially offset by higher net income and decreased depreciation and amortization.

Net cash from investing activities decreased $2,311 million from the Prior Quarter primarily attributed to the Avintiv acquisition and decreased capital expenditures compared to the Prior Quarter.

Net cash from financing activities decreased $2,305 million from the Prior Quarter primarily attributed to the incremental financing and related costs incurred related to the Avintiv acquisition and the Providência tender offer in the Prior Quarter.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

We are exposed to market risk from changes in interest rates primarily through our senior secured credit facilities.  At December 31, 2016, our senior secured credit facilities are comprised of (i) $4.1 billion term loans and (ii) a $650 million revolving credit facility with no borrowings outstanding.  Borrowings under our senior secured credit facilities bear interest, at our option, at either (1) an alternate base rate or (2) an adjusted LIBOR rate for a one-, two-, three- or six month interest period, or a nine- or twelve-month period, if available to all relevant lenders, in each case, plus an applicable margin.  The alternate base rate is the greater of (i) in the case of our term loans, Credit Suisse's prime rate or, in the case of our revolving credit facility, Bank of America's prime rate and (ii) one-half of 1.0% over the weighted average of rates on overnight Federal Funds as published by the Federal Reserve Bank of New York.  At December 31, 2016, the LIBOR rate of approximately 1.00% applicable to the term loans was equal to the LIBOR floor of 1.00%.  A 0.25% change in LIBOR would increase our annual interest expense by $5 million on variable rate term loans.

In February 2013, the Company entered into an interest rate swap transaction to manage cash flow variability associated with interest rate volatility on $1 billion of outstanding variable rate term loan debt. The agreement swapped the greater of a three-month variable LIBOR contract or 1.00% for a fixed annual rate of 2.355%, with an effective date in May 2016 and expiration in May 2019.  In June 2013, the Company elected to settle this derivative instrument and received $16 million as a result of this settlement.  The effective portion of the interest rate swap is included in Accumulated other comprehensive loss and is being amortized to Interest expense from May 2016 through May 2019, the original term of the swap agreement.

In March 2014, the Company entered into an interest rate swap transaction to manage cash flow variability associated with interest rate volatility on $1 billion of outstanding variable rate term loan debt.  The agreement swaps the greater of a three-month variable LIBOR contract or 1.00% for a fixed annual rate of 2.59%, with an effective date in February 2016 and expiration in February 2019.  The Company records changes in fair value in Accumulated other comprehensive loss.

In September 2015, the Company entered into an interest rate swap transaction to manage cash flow variability associated with interest rate volatility on $1 billion of outstanding variable rate term loan debt. The agreement swapped the greater of a three-month variable LIBOR contract or 1.00% for a fixed annual rate of 1.7185%, with an effective date in December 2015 and expiration in June 2019. The Company records changes in fair value in Accumulated other comprehensive loss.

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
As reported in our 2016 Annual Report on Form 10-K, Berry's management concluded that its internal control over financial reporting and its disclosure controls and procedures were not effective as of October 1, 2016.  This conclusion was specifically impacted by deficiencies in the design and operating effectiveness related to the timeliness of Berry's annual income tax provision process and the adequacy of written documentation around aspects of its foreign tax provisions resulting primarily from the increased complexity in the legal entity structure following the acquisition of Avintiv.  As there were no errors in the accounting or adjustments to the consolidated financial statements as a result of these identified deficiencies, management concluded that there was no impact on Berry's prior or current period consolidated financial statements and that Berry's financial statements were presented fairly in all material respects.  Since October 1, 2016, Berry's management has taken remedial actions, and in that regard, has allocated resources internally that we believe will allow us to accelerate the timing of the completion of foreign tax provisions and increase the level of written documentation related to all aspects of the income tax provision.

The Company's management, with the participation of the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures as of December 31, 2016.  Because many of the controls in the income tax provision process operate on an annual basis, the assessment of the remediation of the above referenced material weakness will not be fully completed until the Company's fiscal year-end.  As a result, management has concluded that our disclosure controls and procedures were not effective as of the last day of the period covered by this report.

(b)	Changes in internal controls.

Except as set forth above, there were no material changes in our internal control over financial  reporting that occurred during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

2.1
Amendment No. 1 to the Agreement and Plan of Merger, dated as of December 7, 2016, by and among Berry Plastics Group, Inc., Berry Plastics Corporation, Berry Plastics Acquisition Corporation XVI, Berry Plastics Acquisition Corporation XV, LLC and AEP Industries Inc. (incorporated by reference to Annex A of Amendment No. 2 to Berry's Registration Statement on Form S-4 (Reg. No. 333-213803) filed on December 9, 2016).

3.1	Amended and Restated Bylaws of the Company, as amended on December 6, 2016 (incorporated by reference to Exhibit 3.1 to the Company's Form 8-K filed on December 6, 2016).
10.1
Incremental Assumption Agreement, dated as of January 19, 2017, by and among Berry Plastics Group, Inc., Berry Plastics Corporation and certain of its subsidiaries referenced therein, Credit Suisse AG, Cayman Islands Branch, as administrative agent for the lenders under the term loan credit agreement referenced therein, Citibank, N.A., as initial Term I lender and Citibank, N.A., as incremental term J lender.*

10.2
Berry Plastics Group, Inc. Executive Bonus Plan, amended and restated December 22, 2015, effective as of September 27, 2015 (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on December 28, 2015).

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

Berry Plastics Group, Inc.

February 3, 2017	By:	/s/ Mark W. Miles
Mark W. Miles
Chief Financial Officer