Form 10-Q/A
period 2016-12-31
BERRY PLASTICS GROUP INC
filed 2017-02-07
CIK 1378992

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (the "Amendment") amends Berry Plastics Group, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2016, as filed with the Securities and Exchange Commission on February 3, 2017 (the "Form 10-Q"), to replace Exhibit 101. Interactive Data File.  Exhibit 101 filed herewith replaces in its entirety Exhibit 101 attached to the Form 10-Q, which inadvertently contained information for the quarterly period ended July 2, 2016.

Pursuant to Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, we have included the entire text of Item 6 of the Form 10-Q in this Amendment.  However, there have been no changes to the text of such item other than the change stated in the immediately preceding paragraph.

Except as expressly set forth above, this Amendment does not, and does not purport to, amend or restate the information in any other item of the Form 10-Q or reflect any events that have occurred after the filing of the original Form 10-Q.

Berry Plastics Group, Inc.
Form 10-Q Index
For Quarterly Period Ended December 31, 2016

Part II.	Other Information		Page No.
	Item 6.	Exhibits	4
	Signature		5

Item 6.	Exhibits

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
10.1
Incremental Assumption Agreement, dated as of January 19, 2017, by and among Berry Plastics Group, Inc., Berry Plastics Corporation and certain of its subsidiaries referenced therein, Credit Suisse AG, Cayman Islands Branch, as administrative agent for the lenders under the term loan credit agreement referenced therein, Citibank, N.A., as initial Term I lender and Citibank, N.A., as incremental term J lender.(1)

10.2
Berry Plastics Group, Inc. Executive Bonus Plan, amended and restated December 22, 2015, effective as of September 27, 2015 (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on December 28, 2015).

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.(1)
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.(1)
32.1	Section 1350 Certification of the Chief Executive Officer.(1)
32.2	Section 1350 Certification of the Chief Financial Officer.(1)
101.	Interactive Data Files.*

*	Filed with this Form 10-Q/A for the period ended December 31, 2016 on February 7, 2017
(1)	These exhibits were previously filed in the registrant's Form 10-Q for the quarterly period ended December 31, 2016, filed with the Securities and Exchange Commission on February 3, 2017

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Berry Plastics Group, Inc.

February 7, 2017	By:	/s/ Mark W. Miles
Mark W. Miles
Chief Financial Officer

5