Form 10-Q
period 2017-04-01
BERRY GLOBAL GROUP INC
filed 2017-05-03
CIK 1378992

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended April 1, 2017
Commission File Number 001-35672

BERRY GLOBAL GROUP, INC.

A Delaware corporation	101 Oakley Street, Evansville, Indiana, 47710 (812) 424-2904	IRS employer identification number 20-5234618

BERRY PLASTICS GROUP, INC.
(former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See definitions of " large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒       Accelerated filer  ☐     Non-accelerated filer  ☐Smaller reporting company ☐     Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act.    Yes   ☐   No   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).
Yes  ☐   No  ☒

Class	Outstanding at May 3, 2017
Common Stock, $.01 par value per share	129.5 million shares

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended, with respect to our financial condition, results of operations and business and our expectations or beliefs concerning future events.  The forward-looking statements include, in particular, statements about our plans, strategies and prospects under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations."  These statements contain words such as "believes," "expects," "may," "will," "should," "would," "could," "seeks," "approximately," "intends," "plans," "estimates," "outlook," "anticipates" or "looking forward" or similar expressions that relate to our strategy, plans, intentions, or expectations.  All statements we make relating to our estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results or to our expectations regarding future industry trends are forward-looking statements.  In addition, we, through our senior management, from time to time make forward-looking public statements concerning our expected future operations and performance and other developments.  These forward-looking statements are subject to risks and uncertainties that may change at any time, and, therefore, our actual results may differ materially from those that we expected.  We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions.  While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results.  All forward-looking statements are based upon information available to us on the date of this Form 10-Q.

Readers should carefully review the factors discussed in our most recent Form 10-K in the section titled "Risk Factors" and other risk factors identified from time to time in our periodic filings with the Securities and Exchange Commission.

Berry Global Group, Inc.
Form 10-Q Index
For Quarterly Period Ended April 1, 2017

Part I. Financial Information

Item 1.	Financial Statements

Berry Global Group, Inc.
Consolidated Statements of Income
(Unaudited)
(in millions of dollars, except per share amounts)

	Quarterly Period Ended		Two Quarterly Periods Ended
	April 1, 2017	April 2, 2016	April 1, 2017	April 2, 2016
Net sales	$1,806	$1,614	$3,308	$3,226
Costs and expenses:
Cost of goods sold	1,453	1,269	2,659	2,589
Selling, general and administrative	132	138	245	292
Amortization of intangibles	40	35	73	71
Restructuring and impairment charges	6	7	10	23
Operating income	175	165	321	251
Other (income) expense, net	20	(7)	19	(3)
Interest expense, net	67	74	135	149
Income before income taxes	88	98	167	105
Income tax expense	16	39	44	42
Consolidated net income	$72	$59	$123	$63

Net income per share:
Basic	$0.56	$0.49	$0.98	$0.52
Diluted	0.54	0.47	0.94	0.51
Outstanding weighted-average shares:
Basic	127.7	120.5	124.9	120.3
Diluted	133.2	124.4	130.7	124.0

Berry Global Group, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)
(in millions of dollars)

	Quarterly Period Ended		Two Quarterly Periods Ended
	April 1, 2017	April 2, 2016	April 1, 2017	April 2, 2016
Consolidated net income	$72	$59	$123	$63
Currency translation	21	84	(24)	55
Defined benefit pension and retiree health benefit plans	13	—	13	—
Interest rate hedges	15	(19)	33	(15)
Provision for income taxes related to other comprehensive income items	(6)	7	(13)	6
Other comprehensive income, net of tax	43	72	9	46
Comprehensive income	$115	$131	$132	$109

See notes to consolidated financial statements.

Berry Global Group, Inc.
Consolidated Balance Sheets
(in millions of dollars)

	April 1, 2017	October 1, 2016
Assets	(Unaudited)

Current assets:
Cash and cash equivalents	$293	$323
Accounts receivable (less allowance of $13 and $8, respectively)	799	704
Inventories:
Finished goods	475	397
Raw materials and supplies	327	263
	802	660
Prepaid expenses and other current assets	102	105
Total current assets	1,996	1,792
Property, plant, and equipment, net	2,392	2,224
Goodwill and intangible assets, net	4,102	3,606
Other assets	51	31
Total assets	$8,541	$7,653

Liabilities

Current liabilities:
Accounts payable	$578	$539
Accrued expenses and other current liabilities	494	449
Current portion of long-term debt	36	43
Total current liabilities	1,108	1,031
Long-term debt, less current portion	6,012	5,712
Deferred income taxes	404	272
Other long-term liabilities	315	417
Total liabilities	7,839	7,432

Stockholders' equity

Common stock (129.5 and 122.0 million shares issued, respectively)	1	1
Additional paid-in capital	798	449
Non-controlling interest	3	3
Accumulated equity (deficit)	39	(84)
Accumulated other comprehensive loss	(139)	(148)
Total stockholders' equity	702	221
Total liabilities and stockholders' equity	$8,541	$7,653

See notes to consolidated financial statements.

Berry Global Group, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(in millions of dollars)

	Two Quarterly Periods Ended
	April 1, 2017	April 2, 2016
Cash Flows from Operating Activities:
Net income	$123	$63
Adjustments to reconcile net cash provided by operating activities:
Depreciation	178	199
Amortization of intangibles	73	71
Non-cash interest expense	4	5
Deferred income tax	12	21
Stock compensation expense	11	14
Other non-cash operating activities, net	24	6
Changes in working capital	(90)	(19)
Changes in other assets and liabilities	(2)	1
Net cash from operating activities	333	361

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(135)	(173)
Proceeds from sale of assets	4	4
Acquisition of business, net of cash acquired	(458)	(2,283)
Other investing activities, net	(1)	—
Net cash from investing activities	(590)	(2,452)

Cash Flows from Financing Activities:
Proceeds from long-term borrowings	595	2,490
Repayments on long-term borrowings	(317)	(267)
Proceeds from issuance of common stock	15	11
Payment of tax receivable agreement	(60)	(57)
Debt financing costs	(4)	(37)
Purchase of non-controlling interest	—	(66)
Net cash from financing activities	229	2,074
Effect of exchange rate changes on cash	(2)	1
Net change in cash	(30)	(16)
Cash and cash equivalents at beginning of period	323	228
Cash and cash equivalents at end of period	$293	$212

See notes to consolidated financial statements.

Berry Global Group, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
(tables in millions of dollars, except per share data)

1.	Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of Berry Global Group, Inc. ("the Company," "we," or "Berry") have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In preparing financial statements in conformity with GAAP, we must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures at the date of the financial statements and during the reporting period.  Actual results could differ from those estimates.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included, and all subsequent events up to the time of the filing have been evaluated.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's most recent Form 10-K filed with the Securities and Exchange Commission.

Effective April 13, 2017, the Company changed its name from Berry Plastics Group, Inc. to Berry Global Group, Inc.  The new name is reflected throughout this Form 10-Q.  Common Shares of the Company stock continue to be traded on the New York Stock Exchange under the symbol BERY.  In addition, Berry Plastics Corporation, a wholly owned subsidiary, has changed its name to Berry Global, Inc.

2.	Recently Issued Accounting Pronouncements

Changes to GAAP are established by the Financial Accounting Standards Board ("FASB") in the form of accounting standards updates to the FASB's Accounting Standards Codification.  During fiscal 2017, with the exception of the below, there have been no developments to the recently adopted accounting pronouncements from those disclosed in the Company's 2016 Annual Report on Form 10-K that are considered to have a material impact on our unaudited consolidated financial statements.

Goodwill

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment.  To simplify the subsequent measurement of goodwill, Step 2, which was previously used to compute the implied fair value of goodwill, was eliminated.  This update requires an entity to perform its annual goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount.  An impairment will be recognized in the amount by which a reporting unit's carrying amount exceeds its fair value.  The loss recognized will not exceed the total amount of goodwill allocated to that reporting unit.  The new guidance is effective for interim and annual periods beginning after December 15, 2019 and should be applied on a prospective basis.  Early adoption is permitted.  The Company does not expect a significant impact as a result of this change.  We will adopt this guidance for our fiscal 2017 goodwill testing.

Retirement Benefits

In March 2017, the FASB issued ASU 2017-07, Compensation – Retirement Benefits (Topic 715), Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires employers to report the service cost component in the same line item as other compensation costs arising from services rendered by the pertinent employees during the period.  The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. If a separate line item is used to present the other components of net benefit cost, then the line item used in the income statement to present the other components of net benefit cost must be disclosed.  The new guidance is effective for interim and annual periods beginning after December 15, 2017 and should be applied on a retrospective basis.  Early adoption is permitted.  The Company is currently evaluating the impact of this guidance.

3.	Acquisitions

AEP Industries Inc.

In January 2017, the Company acquired AEP Industries Inc. ("AEP") for a purchase price of $786 million, net of cash acquired.  A portion of the purchase price consisted of issuing 6.5 million of Berry common shares which were valued at $328 million at the time of closing.  AEP manufactures and markets an extensive and diverse line of polyethylene and polyvinyl chloride flexible plastic packaging products with consumer, industrial, and agricultural applications.  The acquired business is operated in our Engineered Materials segment.  To finance the purchase, the Company entered into an incremental assumption agreement to increase the commitments under the Company's existing term loan credit agreement by $500 million due 2024.

The acquisition has been accounted for under the purchase method of accounting, and accordingly, the purchase price has been allocated to the identifiable assets and liabilities based on preliminary fair values at the acquisition date.  The results of AEP have been included in the consolidated results of the Company since the date of the acquisition.  The Company has not finalized the allocation of the purchase price to the fair value of the assets acquired and liabilities assumed.  The Company has recognized Goodwill on this transaction primarily as a result of expected cost synergies, and does not expect Goodwill to be deductible for tax purposes.  The following table summarizes the preliminary allocation of purchase price and the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition:
Working capital (a)	$129
Property and equipment	222
Intangible assets	269
Goodwill	307
Historical AEP debt assumed	(7)
Other assets and long-term liabilities	(134)
(a) Includes a $5 million step up of inventory to fair value

Unaudited pro forma net sales were $1.9 billion and $3.6 billion for the quarterly period and two quarterly periods ended April 1, 2017, respectively, and $1.9 billion and $3.8 billion for the quarterly period and two quarterly periods ended April 2, 2016, respectively.  Unaudited pro forma net income was $74 million and $125 million for the quarterly period and two quarterly periods ended April 1, 2017, respectively, and $70 million and $73 million for the quarterly period and two quarterly periods ended April 2, 2016, respectively.  The unaudited pro forma net sales and net income assume that the AEP acquisition had occurred as of the beginning of the period.

AVINTIV Inc.

In October 2015, the Company acquired 100% of the capital stock of AVINTIV Inc. ("Avintiv") for a purchase price of $2.26 billion, net of cash acquired.  Avintiv was one of the world's leading developers, producers, and marketers of nonwoven specialty materials used in hygiene, infection prevention, personal care, industrial, construction, and filtration applications.  To finance the purchase, the Company issued $400 million aggregate principal amount of 6.0% second priority senior secured notes due 2022 and entered into an incremental assumption agreement to increase the commitments under the Company's existing term loan credit agreement by $2.1 billion due 2022.  The results of Avintiv have been included in the consolidated results of the Company since the date of acquisition.

4.	Accounts Receivable Factoring Agreements

A number of the Company's foreign subsidiaries have entered into factoring agreements to sell certain receivables to unrelated third-party financial institutions.  The Company accounts for these transactions in accordance with ASC 860, "Transfers and Servicing" ("ASC 860").  ASC 860 allows for the ownership transfer of accounts receivable to qualify for sale treatment when the appropriate criteria is met, which permits the Company to present the balances sold under the program to be excluded from Accounts receivable, net on the Consolidated Balance Sheets.  Receivables are considered sold when (i) they are transferred beyond the reach of the Company and its creditors, (ii) the purchaser has the right to pledge or exchange the receivables, and (iii) the Company has surrendered control over the transferred receivables.  In addition, the Company provides no other forms of continued financial support to the purchaser of the receivables once the receivables are sold. The table below summarizes the total amount of accounts receivable on the Consolidated Balance Sheets:

	April 1, 2017	October 1, 2016
Trade receivables sold to financial institutions	$26	$23
Net amounts advanced from financial institutions	(24)	(18)
Amounts due from financial institutions	$2	$5

In addition to the programs described above, the Company has a U.S. based program where certain U.S. based receivables are sold to unrelated third-party financial institutions.  There were no amounts outstanding from the financial institutions related to U.S. based programs at April 1, 2017.  The fees associated with transfer of receivables for all programs were not material for any of the periods presented.

5.	Restructuring and Impairment Charges

The Company incurred restructuring costs related to severance, asset impairment, and facility exit costs.  The tables below set forth the significant components of the restructuring charges recognized, by segment:

	Quarterly Period Ended		Two Quarterly Periods Ended
	April 1, 2017	April 2, 2016	April 1, 2017	April 2, 2016
Consumer Packaging	$2	$2	$4	$5
Health, Hygiene & Specialties	2	4	4	16
Engineered Materials	2	1	2	2
Consolidated	$6	$7	$10	$23

The table below sets forth the activity with respect to the restructuring accrual at April 1, 2017:

	Severance and termination benefits	Facilities exit costs and other	Non-cash charges	Total
Balance at October 1, 2016	$7	$6	$—	$13
Charges	7	3	—	10
Non-cash asset impairment	—	—	—	—
Cash payments	(9)	(4)	—	(13)
Balance at April 1, 2017	$5	$5	$—	$10

6.	Accrued Expenses, Other Current Liabilities and Other Long-Term Liabilities

The following table sets forth the totals included in Accrued expenses and other current liabilities on the Consolidated Balance Sheets:

	April 1, 2017	October 1, 2016
Employee compensation, payroll and other	$122	$152
Interest	36	53
Rebates	50	54
Restructuring	10	13
Accrued taxes	65	40
Tax receivable agreement obligation	103	60
Accrued operating expenses	108	77
	$494	$449

The following table sets forth the totals included in Other long-term liabilities on the Consolidated Balance Sheets:

	April 1, 2017	October 1, 2016
Lease retirement obligation	$36	$34
Sale-lease back deferred gain	25	26
Pension liability	85	88
Deferred purchase price	44	41
Tax receivable agreement obligation	20	114
Interest rate swaps	35	45
Other	70	69
	$315	$417

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

7.  Long-Term Debt

Long-term debt consists of the following:

	Maturity Date	April 1, 2017	October 1, 2016
Term loan	February 2020	$1,148	$1,351
Term loan	January 2021	814	814
Term loan	October 2022	1,795	1,895
Term loan	January 2024	500	—
Revolving line of credit	May 2020	100	—
5 1/8% Second Priority Senior Secured Notes	July 2023	700	700
5 1/2% Second Priority Senior Secured Notes	May 2022	500	500
6% Second Priority Senior Secured Notes	October 2022	400	400
Debt discounts and deferred fees		(55)	(58)
Capital leases and other	Various	146	153
Total long-term debt		6,048	5,755
Current portion of long-term debt		(36)	(43)
Long-term debt, less current portion		$6,012	$5,712

The Company was in compliance with all covenants as of April 1, 2017.

Debt discounts and deferred financing fees are presented net of Lonterm debt, less the current portion on the Consolidated Balance Sheets and are amortized to Interest expense through maturity.

Term Loans

In January 2017, the Company entered into an incremental assumption agreement to increase the commitments under the existing term loan credit agreement by $500 million in order to finance the AEP acquisition.  The incremental assumption agreement provided for the $500 million incremental term loan to bear interest at LIBOR plus 2.50% per annum with no LIBOR floor, to mature in January 2024 and to be subject to customary amortization.  During the quarter the Company executed an amendment to lower the interest rates under certain of the term loans.  The term loans maturing in October 2022 now bear interest at LIBOR plus 2.50% with no LIBOR floor.  The term loans maturing in February 2020 and January 2021 now bear interest at LIBOR plus 2.25% with no LIBOR floor.
During fiscal 2017, the Company has made $317 million of repayments on long-term borrowings using existing liquidity and the revolving line of credit.
As a result of the current year prepayments and modifications, the Company recorded a $2 million loss on debt extinguishment in Other (income) expense, net, reflecting the write-off of deferred financing fees and debt discounts, net of amortization associated with the portion of the debt that was considered extinguished.  Additionally, the Company recognized $9 million of debt discounts and deferred financing fees related to the incremental assumption agreements and amendments.
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

The Company designates derivative instruments that qualify as hedging instruments, based upon the exposure being hedged, as a fair value hedge, cash flow hedge, or a hedge of a net investment in a foreign operation.  To the extent hedging relationships are found to be effective, which is evaluated quarterly, changes in the fair value of the derivatives are offset by changes in the fair value of the related hedged item and recorded to Accumulated other comprehensive loss.

The Company records the changes in the fair value of derivatives that are not designated as hedging instruments to the Consolidated Statements of Income.

Foreign Currency Forward Contracts

The primary purpose of the Company's foreign currency hedging activities is to manage the potential changes in value associated with the changes in foreign currencies on future foreign cash movements for certain jurisdictions.  The changes in fair value of these derivative contracts are recognized in Other (income) expense, net on the Consolidated Statements of Income and are largely offset by the remeasurement of the underlying intercompany loan.  When valuing foreign currency forward contracts the Company utilizes Level 2 (significant observable inputs) fair value measurements.  These contracts are typically entered into and settled within the given quarterly reporting period.

Interest Rate Swaps - Cash Flow Hedges

The primary purpose of our interest rate swaps is to manage cash flow variability associated with our outstanding variable rate term loan debt.  At inception these contracts are designed as effective cash flow hedges.  When valuing interest rate swaps we utilize derivative Level 2 (significant observable inputs) fair value measurements.  For interest rate swaps that are designated and qualify as cash flow hedges, the effective portion of the gain or loss is reported as a component of Accumulated other comprehensive loss.

Cash flow hedge accounting is discontinued when it is determined that an interest rate swap no longer qualifies as an effective hedge.  When cash flow hedge accounting is de-designated, the swap is subject to the mark-to-market method of accounting prospectively.  Changes in the mark-to-market fair value of the de-designated instrument are recorded to the Consolidated Statements of Income. Unrealized gains and losses that were previously deferred in Accumulated other comprehensive loss are amortized to Interest expense over the remaining term of the swap.

Active Interest Rate Swap Arrangements

In February 2013, the Company entered into a $1 billion interest rate swap transaction with an effective date of May 2016 and expiration in May 2019.  In June 2013, the Company elected to settle this derivative instrument and received $16 million as a result of this settlement.  The offset is included in Accumulated other comprehensive loss and is being amortized to Interest expense from May 2016 through May 2019, the original term of the swap agreement.

In March 2014, the Company entered into a $1 billion interest rate swap transaction with an effective date of February 2016 and expiration in February 2019.  In February 2017, in conjunction with the term loan modifications, the Company discontinued hedge accounting.  Previously unrealized losses in Accumulated other comprehensive loss are being amortized to Interest expense through February 2019, the original term of the swap.  In order to offset the impact of future fair value changes of the March 2014 de-designated swap, the Company entered into a mirrored offsetting swap in February 2017 and has not designated it as a hedge.

In September 2015, the Company entered into a $1 billion interest rate swap transaction with an effective date of December 2015 and expiration in June 2019.  In February 2017, in conjunction with the term loan modifications, the Company entered into an agreement to modify the terms of the original swap on a prospective basis.  At that time, the Company de-designated the hedge and has re-designated the modified swap as an effective cash flow hedge.  The amount included in Accumulated other comprehensive loss at the date of de-designation is being amortized to Interest expense through June 2019, the original term of the swap.  The modified agreement swaps a one-month variable LIBOR contract for a fixed annual rate of 1.5190% with an effective date in March 2017 and expiration in June 2019.

In January 2017, the Company entered into a $450 million interest rate swap transaction that swaps a one-month variable LIBOR contract for a fixed annual rate of 2.00%, with an effective date in May 2017 and expiration in May 2022.

In February 2017, the Company entered into a $1 billion interest rate swap transaction that swaps a one-month variable LIBOR contract for a fixed annual rate of 2.3785% with an effective date in February 2017 and expiration in February 2019.

The Company records the fair value positions of all derivative financial instruments on a net basis by counterparty for which a master netting arrangement is utilized. Balances as of the current period are as follows;

Derivatives Instruments	Hedge Designation	Balance Sheet Location	April 1, 2017	October 1, 2016
Foreign currency forward contracts	Not designated	Other assets	$4	$3
Interest rate swaps	Not designated	Other assets	18	—
Interest rate swaps	Designated	Other long-term liabilities	17	48
Interest rate swaps	Not designated	Other long-term liabilities	18	—

The effect of the Company's derivative instruments on the Consolidated Statements of Income is as follows:

		Quarterly Period Ended		Two Quarterly Periods Ended
Derivatives instruments	Statements of Income Location	April 1, 2017	April 2, 2016	April 1, 2017	April 2, 2016
Interest rate swaps	Interest expense, net	$3	$4	$8	$4
Foreign currency forward contracts	Other (income) expense, net	$1	$7	$2	$6

The amortization related to unrealized losses in Accumulated other comprehensive loss is expected to be approximately $7 million in the next 12 months.

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

Included in the following table are the major categories of assets measured at fair value on a non-recurring basis as of April 1, 2017 and October 1, 2016, along with the impairment loss recognized on the fair value measurement during the period:

	As of April 1, 2017
	Level 1	Level 2	Level 3	Total	Impairment
Indefinite-lived trademarks	$—	$—	$248	$248	$—
Goodwill	—	—	2,706	2,706	—
Definite lived intangible assets	—	—	1,148	1,148	—
Property, plant, and equipment	—	—	2,392	2,392	—
Total	$—	$—	$6,494	$6,494	$—

	As of October 1, 2016
	Level 1	Level 2	Level 3	Total	Impairment
Indefinite-lived trademarks	$—	$—	$248	$248	$—
Goodwill	—	—	2,406	2,406	—
Definite lived intangible assets	—	—	952	952	—
Property, plant, and equipment	—	—	2,224	2,224	3
Total	$—	$—	$5,830	$5,830	$3

The Company's financial instruments consist primarily of cash and cash equivalents and long-term debt.  The fair value of our marketable long-term indebtedness exceeded book value by $68 million as of April 1, 2017.  The Company's long-term debt fair values were determined using Level 2 inputs as other significant observable inputs were not available.

9.	Income Taxes

The Company's effective tax rate was 18% and 40% for the quarterly period ended April 1, 2017 and April 2, 2016, respectively.  Within the quarter, the effective tax rate was favorably impacted primarily by the discrete items related to share based compensation excess tax benefit of 12% and state valuation allowance release of 10%, partially offset by other discrete items.

10.    Operating Segments

The Company's operations are organized into three operating segments: Consumer Packaging, Health, Hygiene & Specialties, and Engineered Materials.  The structure is designed to align us with our customers, provide improved service, and drive future growth in a cost efficient manner.  In October 2016, the Company realigned portions of our operating segments in order to leverage geographic management teams and commercial activities.  The international portion of our Retail & Industrial product line was moved from Engineered Materials to the Specialties product line within Health, Hygiene & Specialties, resulting in a $33 million and $69 million movement in Net sales in the quarterly and two quarterly periods ended April 2, 2016, respectively.  Additionally, to align the newly acquired AEP business with our existing Core Films business, $78 million and $156 million of Net sales were moved from Consumer Packaging to Engineered Materials in the quarterly and two quarterly periods ended April 2, 2016, respectively.  As result of these organizational realignments, we have recast prior period segment amounts.  Selected information by reportable segment is presented in the following tables:

	Quarterly Period Ended		Two Quarterly Periods Ended
	April 1, 2017	April 2, 2016	April 1, 2017	April 2, 2016
Net sales:
Consumer Packaging	$589	$610	$1,138	$1,214
Health, Hygiene & Specialties	597	601	1,167	1,201
Engineered Materials	620	403	1,003	811
Total net sales	$1,806	$1,614	$3,308	$3,226
Operating income:
Consumer Packaging	$56	$59	$90	$98
Health, Hygiene & Specialties	52	58	111	71
Engineered Materials	67	48	120	82
Total operating income	$175	$165	$321	$251
Depreciation and amortization:
Consumer Packaging	$59	$60	$118	$122
Health, Hygiene & Specialties	46	50	90	105
Engineered Materials	26	21	43	43
Total depreciation and amortization	$131	$131	$251	$270

	April 1, 2017	October 1, 2016
Total assets:
Consumer Packaging	$3,259	$3,315
Health, Hygiene & Specialties	3,448	3,504
Engineered Materials	1,834	834
Total assets	$8,541	$7,653

Selected information by geography is presented in the following tables:

	Quarterly Period Ended		Two Quarterly Periods Ended
	April 1, 2017	April 2, 2016	April 1, 2017	April 2, 2016
Net sales:
North America	$1,500	$1,303	$2,704	$2,610
South America	81	80	161	159
Europe	162	174	311	339
Asia	63	57	132	118
Total net sales	$1,806	$1,614	$3,308	$3,226

	April 1, 2017	October 1, 2016
Long-lived assets:
North America	$5,443	$4,724
South America	383	386
Europe	434	462
Asia	285	289
Total Long-lived assets	$6,545	$5,861

Selected information by product line is presented in the following tables:

	Quarterly Period Ended		Two Quarterly Periods Ended
(in percentages)	April 1, 2017	April 2, 2016	April 1, 2017	April 2, 2016
Net sales:
Rigid Open Top	40%	41%	41%	41%
Rigid Closed Top	60	59	59	59
Consumer Packaging	100%	100%	100%	100%

Health	22%	19%	21%	19%
Hygiene	43	45	44	45
Specialties	35	36	35	36
Health, Hygiene & Specialties	100%	100%	100%	100%

Core Films	46%	71%	57%	71%
Retail & Industrial	54	29	43	29
Engineered Materials	100%	100%	100%	100%

Goodwill

In connection with the change in reporting segments, the Company reallocated goodwill to the segments under the provisions of ASC 350.  The changes in the carrying amount of goodwill by reportable segment are as follows:

	Consumer Packaging	Health, Hygiene & Specialties	Engineered Materials	Total
Balance as of October 1, 2016	$1,520	$801	$85	$2,406
Segment reorganization	(110)	7	103	—
Acquisition, net	—	—	307	307
Foreign currency translation adjustment	(1)	(6)	—	(7)
Balance as of April 1, 2017	$1,409	$802	$495	$2,706

11.	Contingencies and Commitments

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

Basic net income per share is calculated by dividing the net income attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for common stock equivalents.  Diluted net income per share is computed by dividing the net income attributable to common stockholders by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method and the if-converted method.  For purposes of this calculation, stock options are considered to be common stock equivalents and are only included in the calculation of diluted net income per share when their effect is dilutive.  Shares excluded from the calculation as the effect of their conversion into shares of our common stock would be antidilutive were 1.1 million for the six months ended April 1, 2017.

The following tables and discussion provide a reconciliation of the numerator and denominator of the basic and diluted net income per share computations.

	Quarterly Period Ended		Two Quarterly Periods Ended
(in millions, except per share amounts)	April 1, 2017	April 2, 2016	April 1, 2017	April 2, 2016
Numerator
Consolidated net income	$72	$59	$123	$63
Denominator
Weighted average common shares outstanding - basic	127.7	120.5	124.9	120.3
Dilutive shares	5.5	3.9	5.8	3.7
Weighted average common and common equivalent shares outstanding - diluted	133.2	124.4	130.7	124.0

Per common share income
Basic	$0.56	$0.49	$0.98	$0.52
Diluted	$0.54	$0.47	$0.94	$0.51

13.  Accumulated Other Comprehensive Income (Loss)

The components and activity of Accumulated other comprehensive income (loss) are as follows:

	Currency Translation	Defined Benefit Pension and Retiree Health Benefit Plans	Interest Rate Swaps Designated as Hedges	Interest Rate Swaps Not Designated as Hedges	Accumulated Other Comprehensive Income (Loss)
Balance at October 1, 2016	$(82)	$(44)	$(31)	$9	$(148)
De-designated hedges	—	—	20	(20)	—
Other comprehensive income (loss) before reclassifications	(24)	13	25	—	14
Net amount reclassified from accumulated other comprehensive income (loss)	—	—	7	1	8
Provision for income taxes related to other comprehensive income items	—	—	(12)	(1)	(13)
Balance at April 1, 2017	$(106)	$(31)	$9	$(11)	$(139)

	Currency Translation	Defined Benefit Pension and Retiree Health Benefit Plans	Interest Rate Swaps Designated as Hedges	Interest Rate Swaps Not Designated as Hedges	Accumulated Other Comprehensive Income (Loss)
Balance at September 26, 2015	$(81)	$(25)	$(23)	$10	$(129)
Other comprehensive income (loss) before reclassifications	55	—	(19)	—	36
Net amount reclassified from accumulated other comprehensive income (loss)	—	—	4	—	4
Provision for income taxes related to other comprehensive income items	—	—	6	—	6
Balance at April 2, 2016	$(26)	$(25)	$(32)	$10	$(83)

14.	Guarantor and Non-Guarantor Financial Information

Berry Global, Inc. ("Issuer") has notes outstanding which are fully, jointly, severally, and unconditionally guaranteed by its parent, Berry Global Group, Inc. (for purposes of this Note, "Parent") and substantially all of Issuer's domestic subsidiaries.  Separate narrative information or financial statements of the guarantor subsidiaries have not been included because they are 100% owned by Parent and the guarantor subsidiaries unconditionally guarantee such debt on a joint and several basis.  A guarantee of a guarantor subsidiary of the securities will terminate upon the following customary circumstances:  the sale of the capital stock of such guarantor if such sale complies with the indentures, the designation of such guarantor as an unrestricted subsidiary, the defeasance or discharge of the indenture, as a result of the holders of certain other indebtedness foreclosing on a pledge of the shares of a guarantor subsidiary or if such guarantor no longer guarantees certain other indebtedness of the issuer.  The guarantees of the guarantor subsidiaries are also limited as necessary to prevent them from constituting a fraudulent conveyance under applicable law and any guarantees guaranteeing subordinated debt are subordinated to certain other of the Company's debts.  Parent also guarantees the Issuer's term loans and revolving credit facilities.  The guarantor subsidiaries guarantee our term loans and are co-borrowers under our revolving credit facility.  Presented below is condensed consolidating financial information for the Parent, Issuer, guarantor subsidiaries and non-guarantor subsidiaries.  The Issuer and guarantor financial information includes all of our domestic operating subsidiaries; our non-guarantor subsidiaries include our foreign subsidiaries, certain immaterial domestic subsidiaries and the unrestricted subsidiaries under the Issuer's indentures.  The Parent uses the equity method to account for its ownership in the Issuer in the Condensed Consolidating Supplemental Financial Statements.  The Issuer uses the equity method to account for its ownership in the guarantor and non-guarantor subsidiaries.  All consolidating entries are included in the eliminations column along with the elimination of intercompany balances.

Condensed Supplemental Consolidated Balance Sheet

	April 1, 2017
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Current assets	$—	$77	$1,191	$728	$—	$1,996
Intercompany receivable	462	2,730	—	—	(3,192)	—
Property, plant, and equipment, net	—	75	1,611	706	—	2,392
Other assets	770	5,037	4,629	520	(6,803)	4,153
Total assets	$1,232	$7,919	$7,431	$1,954	$(9,995)	$8,541

Current liabilities	$106	$143	$581	$278	$—	$1,108
Intercompany payable	—	67	2,973	152	(3,192)	—
Other long-term liabilities	424	6,133	107	67	—	6,731
Stockholders' equity (deficit)	702	1,576	3,770	1,457	(6,803)	702
Total liabilities and stockholders' equity (deficit)	$1,232	$7,919	$7,431	$1,954	$(9,995)	$8,541

	October 1, 2016
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Current assets	$—	$161	$945	$686	$—	$1,792
Intercompany receivable	364	2,797	—	—	(3,161)	—
Property, plant and equipment, net	—	76	1,434	714	—	2,224
Other assets	302	4,101	4,094	557	(5,417)	3,637
Total assets	$666	$7,135	$6,473	$1,957	$(8,578)	$7,653

Current liabilities	$60	$207	$480	$284	$—	$1,031
Intercompany payable	—	—	2,992	169	(3,161)	—
Other long-term liabilities	385	5,822	126	68	—	6,401
Stockholders' equity (deficit)	221	1,106	2,875	1,436	(5,417)	221
Total liabilities and stockholders' equity (deficit)	$666	$7,135	$6,473	$1,957	$(8,578)	$7,653

Condensed Supplemental Consolidated Statements of Income

	Quarterly Period Ended April 1, 2017
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$146	$1,252	$408	$—	$1,806
Cost of goods sold	—	117	1,012	324	—	1,453
Selling, general and administrative	—	(11)	87	56	—	132
Amortization of intangibles	—	1	31	8	—	40
Restructuring and impairment charges	—	—	6	—	—	6
Operating income	—	39	116	20	—	175
Other expense (income), net	—	10	2	8	—	20
Interest expense, net	—	6	46	15	—	67
Equity in net income of subsidiaries	(88)	(51)	—	—	139	—
Income (loss) before income taxes	88	74	68	(3)	(139)	88
Income tax expense (benefit)	16	2	—	14	(16)	16
Consolidated net income (loss)	$72	$72	$68	$(17)	$(123)	$72
Comprehensive net income (loss)	$72	$81	$68	$17	$(123)	$115

	Quarterly Period Ended April 2, 2016
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$142	$1,070	$402	$—	$1,614
Cost of goods sold	—	110	841	318	—	1,269
Selling, general and administrative	—	27	83	28	—	138
Amortization of intangibles	—	2	24	9	—	35
Restructuring and impairment charges	—	—	6	1	—	7
Operating income	—	3	116	46	—	165
Other expense (income), net	—	12	(3)	(16)	—	(7)
Interest expense, net	—	9	49	16	—	74
Equity in net income of subsidiaries	(98)	(104)	—	—	202	—
Income (loss) before income taxes	98	86	70	46	(202)	98
Income tax expense (benefit)	39	27	1	11	(39)	39
Consolidated net income (loss)	$59	$59	$69	$35	$(163)	$59
Comprehensive net income (loss)	$59	$47	$69	$119	$(163)	$131

	Two Quarterly Periods Ended April 1, 2017
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$289	$2,231	$788	$—	$3,308
Cost of goods sold	—	233	1,801	625	—	2,659
Selling, general and administrative	—	31	162	52	—	245
Amortization of intangibles	—	3	56	14	—	73
Restructuring and impairment charges	—	—	10	—	—	10
Operating income	—	22	202	97	—	321
Other expense (income), net	—	14	2	3	—	19
Interest expense, net	—	12	91	32	—	135
Equity in net income of subsidiaries	(167)	(143)	—	—	310	—
Income (loss) before income taxes	167	139	109	62	(310)	167
Income tax expense (benefit)	44	16	—	28	(44)	44
Consolidated net income (loss)	$123	$123	$109	$34	$(266)	$123
Comprehensive net income (loss)	$123	$143	$109	$23	$(266)	$132

Consolidating Statement of Cash Flows
Cash Flow from Operating Activities	$—	$24	$212	$97	$—	$333
Cash Flow from Investing Activities
Additions to property, plant, and equipment	—	(8)	(97)	(30)	—	(135)
Proceeds from sale of assets	—	1	3	—	—	4
(Contributions) distributions to/from subsidiaries	(15)	(443)	—	—	458	—
Intercompany advances (repayments)	—	94	—	—	(94)	—
Acquisition of business, net of cash acquired	—	—	(458)	—	—	(458)
Other investing activities, net	—	(1)	—	—	—	(1)
Net cash from investing activities	(15)	(357)	(552)	(30)	364	(590)

Cash Flow from Financing Activities
Proceeds from long-term debt	—	595	—	—	—	595
Proceeds from issuance of common stock	15	—	—	—	—	15
Payment of tax receivable agreement	(60)	—	—	—	—	(60)
Repayments on long-term borrowings	—	(314)	(2)	(1)	—	(317)
Contribution from Parent	—	—	458	—	(458)	—
Debt financing costs	—	(4)	—	—	—	(4)
Changes in intercompany balances	60	—	(114)	(40)	94	—
Net cash from financing activities	15	277	342	(41)	(364)	229

Effect of exchange rate changes on cash	—	—	—	(2)	—	(2)

Net change in cash	—	(56)	2	24	—	(30)
Cash and cash equivalents at beginning of period	—	102	5	216	—	323
Cash and cash equivalents at end of period	$—	$46	$7	$240	$—	$293

	Two Quarterly Periods Ended April 2, 2016
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$292	$2,062	$872	$—	$3,226
Cost of goods sold	—	233	1,656	700	—	2,589
Selling, general and administrative	—	83	158	51	—	292
Amortization of intangibles	—	4	50	17	—	71
Restructuring and impairment charges	—	—	22	1	—	23
Operating income (loss)	—	(28)	176	103	—	251
Other expense (income), net	—	11	(7)	(7)	—	(3)
Interest expense, net	—	18	95	36	—	149
Equity in net income of subsidiaries	(105)	(139)	—	—	244	—
Income (loss) before income taxes	105	82	88	74	(244)	105
Income tax expense (benefit)	42	19	1	22	(42)	42
Consolidated net income (loss)	$63	$63	$87	$52	$(202)	$63
Comprehensive net income (loss)	$63	$54	$87	$107	$(202)	$109

Consolidating Statement of Cash Flows
Cash Flow from Operating Activities	$—	$15	$249	$97	$—	$361
Cash Flow from Investing Activities
Additions to property, plant, and equipment	—	(5)	(143)	(25)	—	(173)
Proceeds from sale of assets	—	—	4	—	—	4
(Contributions) distributions to/from subsidiaries	(11)	(2,249)	—	—	2,260	—
Intercompany advances (repayments)	—	(110)	—	—	110	—
Acquisition of business, net of cash acquired	—	—	(291)	(1,992)	—	(2,283)
Net cash from investing activities	(11)	(2,364)	(430)	(2,017)	2,370	(2,452)

Cash Flow from Financing Activities
Proceeds from long-term debt	—	2,490	—	—	—	2,490
Repayments on long-term borrowings	—	(243)	—	(24)	—	(267)
Proceeds from issuance of common stock	11	—	—	—	—	11
Payment of tax receivable agreement	(57)	—	—	—	—	(57)
Contribution from parent	—	—	291	1,969	(2,260)	—
Debt financing costs	—	(37)	—	—	—	(37)
Purchase of non-controlling interest	—	—	(66)	—	—	(66)
Changes in intercompany balances	57	—	(34)	87	(110)	—
Net cash from financing activities	11	2,210	191	2,032	(2,370)	2,074

Effect of exchange rate changes on cash	—	—	—	1	—	1

Net change in cash	—	(139)	10	113	—	(16)
Cash and cash equivalents at beginning of period	—	163	—	65	—	228
Cash and cash equivalents at end of period	$—	$24	$10	$178	$—	$212

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

Executive Summary

Business.  The Company's operations are organized into three operating segments: Engineered Materials, Health, Hygiene & Specialties, and Consumer Packaging.  The structure is designed to align us with our customers, provide improved service, and drive future growth in a cost efficient manner.  The Engineered Materials segment primarily consists of tapes and adhesives, polyethylene based film products, can liners, printed films, and specialty coated, and laminated products.  The Health, Hygiene & Specialties segment primarily consists of nonwoven specialty materials used in hygiene, infection prevention, personal care, industrial, construction, filtration applications, and personal care films, as well as pipeline corrosion protection solutions.  The Consumer Packaging segment primarily consists of containers, foodservice items, closures, overcaps, bottles, prescription containers, and tubes.

In October 2016, the Company realigned portions of our operating segments in order to leverage geographic management teams and commercial activities.  The international portion of our Retail & Industrial product line was moved from Engineered Materials to the Specialties product line within Health, Hygiene & Specialties, resulting in a $33 million and $69 million movement in Net sales in the quarterly and two quarterly periods ended April 2, 2016, respectively.  Additionally, to align the newly acquired AEP business with our existing Core Films business, $78 million and $156 million of Core Films Net sales were moved from Consumer Packaging to Engineered Materials in the quarterly and two quarterly periods ended April 2, 2016, respectively.  As result of these organizational realignments, we have recast prior period segment amounts.

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

AEP Industries Inc.

In January 2017, the Company acquired AEP Industries Inc. ("AEP") for a purchase price of $786 million, net of cash acquired.  A portion of the purchase price consisted of issuing 6.5 million of Berry common shares which were valued at $328 million at the time of closing.  AEP manufactures and markets an extensive and diverse line of polyethylene and polyvinyl chloride flexible plastic packaging products with consumer, industrial, and agricultural applications.  The acquired business is operated in Berry's Engineered Materials segment.  To finance the purchase, the Company entered into an incremental assumption agreement to increase the commitments under the Company's existing term loan credit agreement by $500 million due 2024.  The Company expects to realize annual cost synergies of approximately $70 million from the AEP transaction with full realization expected in fiscal 2018.

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

	Polyethylene Butene Film			Polypropylene
	2017	2016	2015	2017	2016	2015
1st quarter	$.75	$.69	$.86	$.69	$.70	$.92
2nd quarter	.77	.66	.75	.80	.75	.73
3rd quarter	—	.73	.76	—	.71	.68
4th quarter	—	.75	.73	—	.71	.66

Due to differences in the timing of passing through resin cost changes to our customers on escalator/de-escalator programs, segments are negatively impacted in the short term when plastic resin costs increase and are positively impacted when plastic resin costs decrease.  This timing lag in passing through raw material cost changes could affect our results as plastic resin costs fluctuate.

Outlook.  The Company is impacted by general economic and industrial growth, plastic resin availability and affordability, and general industrial production.  Our business has both geographic and end-market diversity, which reduces the effect of any one of these factors on our overall performance.  Our results are affected by our ability to pass through raw material cost changes to our customers, improve manufacturing productivity and adapt to volume changes of our customers.  Historically, there has been a very tight correlation between oil prices and the cost of our key raw materials, polyethylene and polypropylene.  Overall, we continue to believe that these current trends in global oil and resin markets will be positive for the Company.  We continue to believe the fiscal 2017 volume environment in the markets we serve will remain consistent with fiscal 2016 and will be impacted by one less week of operations in fiscal 2017 compared to fiscal 2016.  In the near term, inflation and market pressure in South America could temporarily create a headwind for the Company, which we believe will ultimately be offset within the fiscal year by maximizing the synergies from the AEP acquisition.  For fiscal 2017, we project cash flow from operations and Adjusted Free Cash Flow of $925 million and $550 million, respectively.  These estimates assume $80 million of tax payments, $60 million of business integration costs, and no impact to working capital.  The $550 million of Adjusted Free Cash Flow includes $315 million of additions to property, plant and equipment and $60 million of payments under our tax receivable agreement.  For the definition of Adjusted Free Cash Flow and further information related to Adjusted Free Cash Flow as a non-GAAP financial measure, see "Liquidity and Capital Resources."

Results of Operations
Comparison of the Quarterly Period Ended April 1, 2017 (the "Quarter") and the Quarterly Period Ended April 2, 2016 (the "Prior Quarter")

Consistent with historical presentation, acquisition (businesses acquired in the last twelve months) net sales and operating income disclosed within this section represent the historical results from acquisitions for the comparable prior year period.  The remaining change disclosed represents the changes from the prior period on a combined basis.  Business integration expenses consist of restructuring and impairment charges, acquisition related charges, and other business optimization costs.

Consolidated Overview
	Quarter	Prior Quarter	$ Change	% Change
Net sales	$1,806	$1,614	$192	12%
Operating income	$175	$165	$10	6%
Operating income percentage of net sales	10%	10%

Net sales increased by $192 million from the Prior Quarter primarily attributed to acquisition net sales of $205 million and selling price increases of $9 million, partially offset by a negative $15 million impact from a 1% volume decline and a $7 million negative impact from foreign currency changes.

The operating income increase of $10 million from the Prior Quarter was primarily attributed to acquisition operating income of $19 million, a $10 million decrease in selling, general and administrative expense, and a $6 million decrease in depreciation and amortization.  These improvements were partially offset by a $9 million decline in our product mix and price/cost spread, a $10 million increase in business integration expenses, a negative $4 million impact from base volume declines, and an unfavorable impact from foreign currency changes.  The business integration expenses primarily consisted of a $5 million AEP purchase accounting inventory step-up and deal costs associated with the AEP transaction.

Consumer Packaging
	Quarter	Prior Quarter	$ Change	% Change
Net sales	$589	$610	$(21)	(3%)
Operating income	$56	$59	$(3)	(5%)
Percentage of net sales	10%	10%

Net sales in the Consumer Packaging segment decreased by $21 million from Prior Quarter primarily attributed to a negative $20 million impact from a 3% base volume decline, primarily attributed to soft consumer demand in portions of our Rigid Open Top product line.

The operating income decrease of $3 million from Prior Quarter was primarily attributed to a $5 million impact from base volume declines, a $3 million decrease in price/cost spread, and a negative impact from productivity in manufacturing, partially offset by a $4 million decrease in selling, general and administrative expense and a decrease in business integration expenses.

Health, Hygiene & Specialties
	Quarter	Prior Quarter	$ Change	% Change
Net sales	$597	$601	$(4)	(1%)
Operating income	$52	$58	$(6)	(10%)
Percentage of net sales	9%	10%

Net sales in the Health, Hygiene & Specialties segment decreased by $4 million from Prior Quarter primarily attributed to selling price decreases of $9 million and a $6 million unfavorable impact from currency translation, partially offset by a positive $10 million impact from a 2% base volume improvement.

The operating income decrease of $6 million from Prior Quarter was primarily attributed to a $16 million decrease in price/cost spread and an unfavorable impact from foreign currency changes, partially offset by a $4 million improvement in productivity in manufacturing, a $4 million decrease in depreciation expense, and a $2 million impact from the base volume improvement.
Engineered Materials
	Quarter	Prior Quarter	$ Change	% Change
Net sales	$620	$403	$217	54%
Operating income	$67	$48	$19	40%
Percentage of net sales	11%	12%

Net sales in the Engineered Materials segment increased by $217 million from Prior Quarter primarily attributed to acquisition net sales of $205 million and selling price increases of $18 million, partially offset by slightly lower base volumes.

The operating income increase of $19 million from Prior Quarter was primarily attributed to acquisition operating income of $19 million, a $10 million improvement in our product mix and price/cost spread, and a $4 million reduction in selling, general and administrative expenses, partially offset by a $13 million increase in business integration.  The business integration expenses primarily consisted of a $5 million AEP purchase accounting inventory step-up and deal costs associated with the AEP transaction.

Other (income) expense, net
	Quarter	Prior Quarter	$ Change	% Change
Other (income) expense, net	$20	$(7)	$27	386%

Other (income) expense, net primarily consisted of a $10 million non-cash defined benefit pension plan settlement and a $9 million Tax Receivable Agreement valuation adjustment in the Quarter. The Prior Quarter primarily consisted of the favorable impact of transactional foreign currency related to the remeasurement of non-operating intercompany balances.

Interest expense, net
	Quarter	Prior Quarter	$ Change	% Change
Interest expense, net	$67	$74	$(7)	(9%)

The interest expense decrease of $7 million from Prior Quarter was primarily attributed to reduced interest rates resulting from the fiscal 2017 term loan modifications.

Income tax expense
	Quarter	Prior Quarter	$ Change	% Change
Income tax expense	$16	$39	$(23)	(59%)

The income tax expense decrease of $23 million from the Prior Quarter was primarily attributed to a decrease in the effective tax rate for the Quarter.  Within the Quarter, the 18% effective tax rate was favorably impacted by the share based compensation excess tax benefit of 12% and state valuation allowance release of 10%.

Changes in Comprehensive Income

The $16 million decline in comprehensive income from Prior Quarter is primarily attributed to a $63 million decrease in currency translation, partially offset by a $13 million improvement in net income, a $21 million increase in interest rate hedges, net of tax, and a $13 million increase due to a non-cash defined benefit pension plan settlement.  Currency translation gains and losses are primarily related to non-U.S. subsidiaries with a functional currency other than U.S. dollars whereby assets and liabilities are translated from the respective functional currency into U.S. dollars using period-end exchange rates.  The change in currency translation in the Quarter was primarily attributed to locations utilizing the euro, British pound sterling, and Brazilian real as the functional currency.  As part of the overall risk management, the Company uses derivative instruments to reduce exposure to changes in interest rates attributed to the Company's floating-rate borrowings and records changes to the fair value of these instruments in Accumulated other comprehensive income (loss).  The favorable change in fair value of these instruments in the Quarter versus Prior Quarter is primarily attributed to an increase in the forward interest curve between measurement dates.

Comparison of the Two Quarterly Periods Ended April 1, 2017 (the "YTD") and the Two Quarterly Periods Ended April 2, 2016 (the "Prior YTD")

As a reminder, fiscal 2016 was a fifty-three week period compared to a fifty-two week period in fiscal 2017.  The negative impact from the extra days in the Prior YTD period disclosed within this section has been presented on a net basis.  Consistent with historical presentation, acquisition (businesses acquired in the last twelve months) net sales and operating income disclosed within this section represent the historical results from acquisitions for the comparable prior year period.  The remaining change disclosed represents the changes from the prior period on a combined basis.  Business integration expenses consist of restructuring and impairment charges, acquisition related charges, and other business optimization costs.

Consolidated Overview
	YTD	Prior YTD	$ Change	% Change
Net sales	$3,308	$3,226	$82	3%
Operating income	$321	$251	$70	28%
Operating income percentage of net sales	10%	8%

The net sales increase of $82 million from the Prior YTD was primarily attributed to acquisition net sales of $205 million and selling price increases of $3 million, partially offset by a $98 million negative impact from extra days in the Prior YTD, a $16 million negative impact from a 1% volume decline, and a $12 million negative impact from foreign currency changes.

The operating income increase of $70 million from the Prior YTD was primarily attributed to a $30 million decrease in business integration and restructuring expenses, acquisition operating income of $19 million, a $19 million decrease in selling, general and administrative expense, and an $18 million decrease in depreciation and amortization.  The decrease in depreciation and amortization was a result of Avintiv purchase accounting adjustments recorded in fiscal 2016.  These improvements were partially offset by a $10 million negative impact from extra days in the Prior YTD, and a $5 million decline in our product mix and price/cost spread.

Consumer Packaging
	YTD	Prior YTD	$ Change	% Change
Net sales	$1,138	$1,214	$(76)	(6%)
Operating income	$90	$98	$(8)	(8%)
Operating income percentage of net sales	8%	8%

Net sales in the Consumer Packaging segment decreased by $76 million from Prior YTD primarily attributed to a negative $43 million impact from extra days in the Prior YTD and a $38 million negative impact from a 3% base volume decline, partially offset by selling price increases of $6 million.  The volume decline was primarily attributed to soft consumer demand in portions of our Rigid Open Top product line.

The operating income decrease of $8 million from Prior YTD was primarily attributed to a negative $8 million impact from base volume decline, a negative $6 million impact from productivity in manufacturing, a negative $5 million impact from extra days in the Prior YTD, and a $3 million decrease in our product mix and price/cost spread, partially offset by an $8 million decrease in selling, general and administrative expense, and a $5 million decrease in business integration and restructuring expenses.
Health, Hygiene & Specialties
	YTD	Prior YTD	$ Change	% Change
Net sales	$1,167	$1,201	$(34)	(3%)
Operating income	$111	$71	$40	56%
Operating income percentage of net sales	10%	6%

Net sales in the Health, Hygiene & Specialties segment decreased by $34 million from Prior YTD primarily attributed to selling price decreases of $28 million, a negative $26 million impact from extra days in the Prior YTD, and a $12 million unfavorable impact from currency translation, partially offset by a $31 million impact from a 3% volume improvement.

The operating income increase of $40 million from Prior YTD was primarily attributed to a $28 million decrease in business integration and restructuring expenses, a $12 million decrease in depreciation, an $8 million improvement in productivity in manufacturing, a $5 million improvement in base volumes, and a $5 million decrease in selling, general and administrative expense.  These improvements were partially offset by an $18 million decrease in our product mix and price/cost spread.
Engineered Materials
	YTD	Prior YTD	$ Change	% Change
Net sales	$1,003	$811	$192	24%
Operating income	$120	$82	$38	46%
Operating income percentage of net sales	12%	10%

Net sales in the Engineered Materials segment increased by $192 million from Prior YTD primarily attributed to acquisition net sales of $205 million, and selling price increases of $24 million, partially offset by a $29 million unfavorable impact from extra days in the Prior YTD.

The operating income increase of $38 million in the Engineered Materials segment from the Prior YTD was primarily attributed to acquisition operating income of $19 million, a $16 million improvement in our product mix and price/cost spread, a $6 million decrease in selling, general and administrative expense, and a $5 million decrease in depreciation.  These improvements were partially offset by a $4 million negative impact from extra days in the Prior YTD.

Other (income) expense, net
	YTD	Prior YTD	$ Change	% Change
Other (income) expense, net	$19	$(3)	$22	733%

Other (income) expense increased by $22 million from Prior YTD primarily attributed to a $10 million non-cash defined benefit pension plan settlement and a $9 million Tax Receivable Agreement valuation adjustment, partially offset by an increase from transactional foreign currency changes related to the remeasurement of non-operating intercompany balances.

Interest expense, net
	YTD	Prior YTD	$ Change	% Change
Interest expense, net	$135	$149	$(14)	(9%)

The interest expense decrease of $14 million from Prior YTD was primarily attributed to reduced interest rates resulting from the fiscal 2017 term loan modifications.

Income tax expense
	YTD	Prior YTD	$ Change	% Change
Income tax expense	$44	$42	$2	5%

The income tax expense increase of $2 million from the Prior YTD was primarily attributed to an increase in Income before income taxes, offset by favorable year-to-date effective tax rate items.  Our year-to-date effective tax rate was lower than our statutory rate primarily due to the share based compensation excess tax benefit of 8% and state valuation allowance release of 5%, partially offset by state taxes of 2% and foreign valuation allowance of 3%.

Changes in Comprehensive Income

The $23 million improvement in comprehensive income from the Prior YTD was primarily attributed to a $29 million increase in the fair value of interest rate hedges, net of tax, a $60 million improvement in net income, and a $13 million increase due to a non-cash defined benefit pension plan settlement, partially offset by a $79 million decrease in currency translation.  Currency translation gains and losses are primarily related to non-U.S. subsidiaries with a functional currency other than U.S. dollars whereby assets and liabilities are translated from the respective functional currency into U.S. dollars using period-end exchange rates.  The change in currency translation in the YTD was primarily attributed to locations utilizing the euro, British pound sterling, and Brazilian real as the functional currency.  As part of the overall risk management, the Company uses derivative instruments to reduce exposure to changes in interest rates attributed to the Company's floating-rate borrowings and records changes to the fair value of these instruments in Accumulated other comprehensive income (loss).  The favorable change in fair value of these instruments in the YTD versus Prior YTD is primarily attributed to an increase in the forward interest curve between measurement dates.
Liquidity and Capital Resources

As of the end of the quarter, we had cash and cash equivalents of $293 million, of which approximately 84% was located outside of the U.S.  Our primary sources of cash are the collection of trade receivables generated from the sales of our products and services to our customers and amounts available under our existing lines of credit.  Our primary uses of cash are payments for operating expenses, investments in working capital, capital expenditures, interest, taxes, debt obligations, restructuring expenses and other long-term liabilities.  Based on our current level of operations, we believe that cash flow from operations and available cash, together with available borrowings under our senior secured credit facilities, will be adequate to meet our short-term liquidity needs over the next twelve months.  We base such belief on historical experience and the funds available under the revolving credit facility.  However, we cannot predict our future results of operations and our ability to meet our obligations involves numerous risks and uncertainties, including, but not limited to, those described in the "Risk Factors" section of our most recent Form 10-K filed with the SEC.  In particular, increases in the cost of resin which we are unable to pass through to our customers on a timely basis or significant acquisitions could severely impact our liquidity.

Senior Secured Credit Facility

We manage our global cash requirements considering (i) available funds among the many subsidiaries through which we conduct business, (ii) the geographic location of our liquidity needs, and (iii) the cost to access international cash balances.  In March 2017, we entered into an agreement to increase our asset-based revolving line of credit that matures in May 2020 by $100 million to $750 million.  At the end of the Quarter, the Company had $100 million outstanding on the revolving credit facility.  The Company was in compliance with all covenants at the end of the Quarter.

A key financial metric utilized in the calculation of our debt covenants is adjusted EBITDA (defined as "EBITDA" in the Company's debt agreements, but referred herein as Adjusted EBITDA). The following table reconciles (i) our net income to Adjusted EBITDA and (ii) our cash flow from operating activities to Adjusted Free Cash Flow for the four quarters ended April 1, 2017:

April 1, 2017
Four Quarters Ended
Net income	$296
Income tax expense	74
Interest expense, net	277
Other income (expense), net	4
Other non-cash charges (a)	34
Restructuring and impairment	19
Business optimization and other expense (b)	20
Depreciation and amortization	506
Acquisition Adjusted EBITDA	91
Unrealized cost savings (c)	66
Adjusted EBITDA	$1,387
Cash flow from operating activities	$829
Net additions to property, plant and equipment	(245)
Payments of tax receivable agreement	(60)
Adjusted Free Cash Flow	$524
Cash flow from investing activities	(717)
Cash flow from financing activities	(28)

(a)	Includes stock compensation expense of $17 million and other non-cash charges
(b)	Includes business optimization and integration expenses
(c)	Primarily consists of unrealized synergies related to the AEP acquisition

Adjusted EBITDA and Adjusted Free Cash Flow, as presented in this document, are supplemental financial measures that are not required by, or presented in accordance with, generally accepted accounting principles in the United States ("GAAP").  Adjusted EBITDA and Adjusted Free Cash Flow are not GAAP financial measures and should not be considered as an alternative to operating income or net income or cash flows from operating activities, in each case determined in accordance with GAAP.  Adjusted EBITDA is used by our lenders for debt covenant compliance.

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

Cash Flows

Net cash from operating activities decreased $28 million from the Prior YTD primarily attributed to higher working capital due to timing, partially offset by improved net income before depreciation and amortization.

Net cash from investing activities decreased $1,862 million from the Prior YTD primarily attributed to the Avintiv acquisition in the Prior YTD and decreased capital expenditures compared to the Prior YTD, partially offset by the acquisition of AEP in the YTD.

Net cash from financing activities decreased $1,845 million from the Prior YTD primarily attributed to the incremental financing and related costs incurred related to the Avintiv acquisition and the Providência tender offer in the Prior YTD, compared to the incremental financing and related costs incurred for the AEP acquisition in the YTD period.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

We are exposed to market risk from changes in interest rates primarily through our senior secured credit facilities.  At April 1, 2017, our senior secured credit facilities are comprised of (i) $4.3 billion term loans and (ii) a $750 million revolving credit facility with $100 million of borrowings outstanding.  Borrowings under our senior secured credit facilities bear interest, at our option, at either (1) an alternate base rate or (2) an adjusted LIBOR rate for a one-, two-, three- or six month interest period, or a nine- or twelve-month period, if available to all relevant lenders, in each case, plus an applicable margin.  The alternate base rate is the greater of (i) in the case of our term loans, Credit Suisse's prime rate or, in the case of our revolving credit facility, Bank of America's prime rate and (ii) one-half of 1.0% over the weighted average of rates on overnight Federal Funds as published by the Federal Reserve Bank of New York.  At April 1, 2017, the LIBOR rate of approximately 1.00% was applicable to the term loans.  A 0.25% change in LIBOR would increase our annual interest expense by $5 million on variable rate term loans.

In February 2013, the Company entered into a $1 billion interest rate swap transaction with an effective date of May 2016 and expiration in May 2019.  In June 2013, the Company elected to settle this derivative instrument and received $16 million as a result of this settlement.  The offset is included in Accumulated other comprehensive loss and is being amortized to Interest expense from May 2016 through May 2019, the original term of the swap agreement.

In March 2014, the Company entered into a $1 billion interest rate swap transaction with an effective date of February 2016 and expiration in February 2019.  In February 2017, in conjunction with the term loan modifications, the Company discontinued hedge accounting.  Previously unrealized losses in Accumulated other comprehensive loss are being amortized to Interest expense through February 2019, the original term of the swap.  In order to offset the impact of future fair value changes of the March 2014 de-designated swap, the Company entered into a mirrored offsetting swap in February 2017 and has not designated it as a hedge.

In September 2015, the Company entered into a $1 billion interest rate swap transaction with an effective date of December 2015 and expiration in June 2019.  In February 2017, in conjunction with the term loan modifications, the Company entered into an agreement to modify the terms of the original swap on a prospective basis.  At this time, the Company de-designated the hedge and has re-designated the modified swap as an effective cash flow hedge.  The amount included in Accumulated other comprehensive loss at the date of de-designation is being amortized to Interest expense through June 2019, the original term of the swap.  The modified agreement swaps a one-month variable LIBOR contract for a fixed annual rate of 1.5190% with an effective date in March 2017 and expiration in June 2019.

In January 2017, the Company entered into a $450 million interest rate swap transaction that swaps a one-month variable LIBOR contract for a fixed annual rate of 2.00%, with an effective date in May 2017 and expiration in May 2022.

In February 2017, the Company entered into a $1 billion interest rate swap transaction that swaps a one-month variable LIBOR contract for a fixed annual rate of 2.3785% with an effective date in February 2017 and expiration in February 2019.

Foreign Currency Exchange Rates

As a global company, we face foreign currency risk exposure from fluctuating currency exchange rates, primarily the U.S. dollar against the euro, Brazilian real, British pound sterling, Argentine peso, Chinese yuan, Canadian dollar and Mexican peso.  Significant fluctuations in currency rates can have a substantial impact, either positive or negative, on our revenue, cost of sales, and operating expenses.  As there is uncertainty in the future movements in foreign exchange rates, significant fluctuations could negatively impact our future consolidated results of operations.  Currency translation gains and losses are primarily related to non-U.S. subsidiaries with a functional currency other than U.S. dollars whereby assets and liabilities are translated from the respective functional currency into U.S. dollars using period-end exchange rates and impact our Comprehensive income.  While future consolidated results of operations could be materially impacted by fluctuations in currency rates, we attempt to manage our foreign currency risk on our anticipated cash movements by entering into foreign currency forward contracts to offset potential foreign exchange gains or losses.  A 10% change in our foreign currency forward contracts would not result in a material change to our financial statements.

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
The Company's management, with the participation of the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures as of April 1, 2017.  Because many of the controls in the income tax provision process operate on an annual basis, the assessment of the remediation of the above referenced material weakness will not be fully completed until the Company's fiscal year-end.  As a result, management has concluded that our disclosure controls and procedures were not effective as of the last day of the period covered by this report.

(b)	Changes in internal controls.

Except as set forth above, there were no changes in our internal control over financial  reporting that occurred during the quarter ended April 1, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

3.1
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Berry Plastics Group, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Form 8-K filed on March 3, 2017).

3.2
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Berry Plastics Group, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Form 8-K filed on April 18, 2017).

3.3	Amended and Restated Bylaws of Berry Plastics Group, Inc., as amended and restated on March 2, 2017. (incorporated by reference to Exhibit 3.2 to the Company's Form 8-K filed on March 3, 2017).
10.1
Incremental Assumption Agreement, dated as of January 19, 2017, by and among Berry Plastics Group, Inc., Berry Plastics Corporation and certain of its subsidiaries referenced therein, Credit Suisse AG, Cayman Islands Branch, as administrative agent for the lenders under the term loan credit agreement referenced therein, Citibank, N.A., as initial Term I lender and Citibank, N.A., as incremental term J lender (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed on February 3, 2017).

10.2
Amendment No. 7 to the Amended and Restated Credit Agreement, dated as of March 24, 2017, by and among Berry Plastics Group, Inc., Berry Plastics Corporation, certain domestic subsidiaries party thereto, Bank of America, N.A., as collateral agent and administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed on March 27, 2017).

10.3	Employment Agreement of Thomas E. Salmon (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on February 6, 2017).
10.4	Offer Letter of Jonathan D. Rich (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed on February 6, 2017).
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.*
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.*
32.1	Section 1350 Certification of the Chief Executive Officer.*
32.2	Section 1350 Certification of the Chief Financial Officer.*
101.	Interactive Data Files.

*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Berry Global Group, Inc.

May 3, 2017	By:	/s/ Mark W. Miles
Mark W. Miles
Chief Financial Officer