Form 10-Q
period 2017-07-01
BERRY GLOBAL GROUP INC
filed 2017-08-04
CIK 1378992

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended July 1, 2017
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).
Yes  ☐   No  ☒

Class	Outstanding at August 4, 2017
Common Stock, $.01 par value per share	130.4 million shares

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
For Quarterly Period Ended July 1, 2017

Part I. Financial Information

Item 1.	Financial Statements

Berry Global Group, Inc.
Consolidated Statements of Income
(Unaudited)
(in millions of dollars, except per share amounts)

	Quarterly Period Ended		Three Quarterly Periods Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Net sales	$1,906	$1,645	$5,214	$4,871
Costs and expenses:
Cost of goods sold	1,518	1,296	4,177	3,885
Selling, general and administrative	128	129	373	421
Amortization of intangibles	40	35	113	106
Restructuring and impairment charges	8	6	18	29
Operating income	212	179	533	430
Other (income) expense, net	(1)	(14)	18	(17)
Interest expense, net	68	73	203	222
Income before income taxes	145	120	312	225
Income tax expense	38	24	82	66
Net income	$107	$96	$230	$159

Net income per share:
Basic	$0.82	$0.79	$1.82	$1.32
Diluted	0.79	0.76	1.75	1.28
Outstanding weighted-average shares:
Basic	129.9	121.1	126.6	120.5
Diluted	135.2	125.9	131.4	123.9

Berry Global Group, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)
(in millions of dollars)

	Quarterly Period Ended		Three Quarterly Periods Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Net income	$107	$96	$230	$159
Currency translation	24	(16)	4	39
Defined benefit pension and retiree health benefit plans	—	—	13	—
Interest rate hedges	(1)	(4)	23	(20)
Provision for income taxes related to other comprehensive income items	—	1	(8)	8
Other comprehensive income, net of tax	23	(19)	32	27
Comprehensive income	$130	$77	$262	$186

See notes to consolidated financial statements.

Berry Global Group, Inc.
Consolidated Balance Sheets
(in millions of dollars)

	July 1, 2017	October 1, 2016
Assets	(Unaudited)

Current assets:
Cash and cash equivalents	$275	$323
Accounts receivable (less allowance of $13 and $8, respectively)	844	704
Inventories:
Finished goods	473	397
Raw materials and supplies	338	263
	811	660
Prepaid expenses and other current assets	92	105
Total current assets	2,022	1,792
Property, plant, and equipment, net	2,375	2,224
Goodwill and intangible assets, net	4,096	3,606
Other assets	52	31
Total assets	$8,545	$7,653

Liabilities

Current liabilities:
Accounts payable	$581	$539
Accrued expenses and other current liabilities	498	449
Current portion of long-term debt	34	43
Total current liabilities	1,113	1,031
Long-term debt, less current portion	5,857	5,712
Deferred income taxes	416	272
Other long-term liabilities	311	417
Total liabilities	7,697	7,432

Stockholders' equity

Common stock (130.4 and 122.0 million shares issued, respectively)	1	1
Additional paid-in capital	814	449
Non-controlling interest	3	3
Accumulated equity (deficit)	146	(84)
Accumulated other comprehensive loss	(116)	(148)
Total stockholders' equity	848	221
Total liabilities and stockholders' equity	$8,545	$7,653

See notes to consolidated financial statements.

Berry Global Group, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(in millions of dollars)

	Three Quarterly Periods Ended
	July 1, 2017	July 2, 2016
Cash Flows from Operating Activities:
Net income	$230	$159
Adjustments to reconcile net cash provided by operating activities:
Depreciation	270	284
Amortization of intangibles	113	106
Non-cash interest expense	6	8
Deferred income tax	39	23
Stock compensation expense	16	17
Other non-cash operating activities, net	26	(8)
Changes in working capital	(113)	(26)
Changes in other assets and liabilities	(7)	4
Net cash from operating activities	580	567

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(201)	(228)
Proceeds from sale of assets	4	4
Acquisition of business, net of cash acquired	(515)	(2,283)
Other investing activities, net	(1)	(11)
Net cash from investing activities	(713)	(2,518)

Cash Flows from Financing Activities:
Proceeds from long-term borrowings	545	2,490
Repayments on long-term borrowings	(427)	(390)
Proceeds from issuance of common stock	26	20
Payment of tax receivable agreement	(60)	(57)
Debt financing costs	(4)	(38)
Purchase of non-controlling interest	—	(66)
Net cash from financing activities	80	1,959
Effect of exchange rate changes on cash	5	—
Net change in cash	(48)	8
Cash and cash equivalents at beginning of period	323	228
Cash and cash equivalents at end of period	$275	$236

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

Effective April 2017, the Company changed its name from Berry Plastics Group, Inc. to Berry Global Group, Inc.  The new name is reflected throughout this Form 10-Q.  Common Shares of the Company stock continue to be traded on the New York Stock Exchange under the symbol BERY.  In addition Berry Plastics Corporation, a wholly owned subsidiary, changed its name to Berry Global, Inc.

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

AEP Industries Inc.

In January 2017, the Company acquired AEP Industries Inc. ("AEP") for a purchase price of $791 million, net of cash acquired.  A portion of the purchase price consisted of issuing 6.4 million of Berry common shares which were valued at $324 million at the time of closing.  AEP manufactures and markets an extensive and diverse line of polyethylene and polyvinyl chloride flexible plastic packaging products for consumer, industrial, and agricultural applications.  The acquired business is operated in our Engineered Materials segment.  To finance the purchase, the Company entered into an incremental assumption agreement to increase the commitments under the Company's existing term loan credit agreement by $500 million due 2024.

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
Working capital (a)	$133
Property and equipment	222
Intangible assets	214
Goodwill	350
Historical AEP debt assumed	(7)
Other assets and long-term liabilities	(121)
(a) Includes a $5 million step up of inventory to fair value

Unaudited pro forma net sales were $1.9 billion for the quarterly period ended July 2, 2016.  Unaudited pro forma net sales were $5.5 billion and $5.7 billion for the three quarterly periods ended July 1, 2017 and July 2, 2016, respectively.  Unaudited pro forma net income was $102 million for the quarterly period ended July 2, 2016.  Unaudited pro forma net income was $232 million and $175 million for the three quarterly periods ended July 1, 2017 and July 2, 2016, respectively.  The unaudited pro forma net sales and net income assume that the AEP acquisition had occurred as of the beginning of the period.

Adchem Corp.

In June 2017, the Company acquired Adchem Corp.'s ("Adchem") tapes business for a purchase price of $49 million.  Adchem is a leader in the development of high performance adhesive tape systems for the automotive, construction, electronics, graphic arts, medical and general tape markets.  The acquired business will be operated within the Engineered Materials segment.  To finance the purchase, the Company used existing liquidity.  The acquisition has been accounted for under the purchase method of accounting and accordingly, the purchase price has been allocated to the identifiable assets and liabilities based on preliminary values at the acquisition date.  The Company expects Goodwill to be deductible for tax purposes.

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

The Company incurred restructuring costs related to severance, asset impairment, and facility exit costs.  The tables below set forth the significant components of the restructuring charges recognized, by segment:

	Quarterly Period Ended		Three Quarterly Periods Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Consumer Packaging	$2	$2	$6	$7
Health, Hygiene & Specialties	4	4	8	20
Engineered Materials	2	—	4	2
Consolidated	$8	$6	$18	$29

The table below sets forth the activity with respect to the restructuring accrual at July 1, 2017:

	Severance and termination benefits	Facilities exit costs and other	Total
Balance at October 1, 2016	$7	$6	$13
Charges	14	4	18
Cash payments	(15)	(6)	(21)
Balance at July 1, 2017	$6	$4	$10

5.	Accrued Expenses, Other Current Liabilities and Other Long-Term Liabilities

The following table sets forth the totals included in Accrued expenses and other current liabilities on the Consolidated Balance Sheets:

	July 1, 2017	October 1, 2016
Employee compensation, payroll and other	$128	$152
Interest	33	53
Rebates	54	54
Restructuring	10	13
Accrued taxes	77	40
Tax receivable agreement obligation	101	60
Accrued operating expenses	95	77
	$498	$449

The following table sets forth the totals included in Other long-term liabilities on the Consolidated Balance Sheets:

	July 1, 2017	October 1, 2016
Lease retirement obligation	$36	$34
Sale-lease back deferred gain	24	26
Pension liability	82	88
Deferred purchase price	43	41
Tax receivable agreement obligation	22	114
Interest rate swaps	35	45
Other	69	69
	$311	$417

The Company made $60 million of payments related to the income tax receivable agreement ("TRA") in the December 31, 2016 quarter, of which Apollo Global Management, LLC received $48 million. The TRA provides for an annual payment to TRA holders equal to 85% of the amount of cash savings, if any, in U.S. federal, foreign, state and local income tax that are actually realized as a result of the utilization of our net operating losses attributable to periods prior to the initial public offering.

6.  Long-Term Debt

Long-term debt consists of the following:
	Maturity Date	July 1, 2017	October 1, 2016
Term loan	February 2020	$1,148	$1,351
Term loan	January 2021	814	814
Term loan	October 2022	1,695	1,895
Term loan	January 2024	499	—
Revolving line of credit	May 2020	50	—
5 1/8% Second Priority Senior Secured Notes	July 2023	700	700
5 1/2% Second Priority Senior Secured Notes	May 2022	500	500
6% Second Priority Senior Secured Notes	October 2022	400	400
Debt discounts and deferred fees		(52)	(58)
Capital leases and other	Various	137	153
Total long-term debt		5,891	5,755
Current portion of long-term debt		(34)	(43)
Long-term debt, less current portion		$5,857	$5,712

The Company was in compliance with all covenants for all periods presented.

Debt discounts and deferred financing fees are presented net of Long-term debt, less the current portion on the Consolidated Balance Sheets and are amortized to Interest expense through maturity.

Term Loans

In January 2017, the Company entered into an incremental assumption agreement to increase the commitments under the existing term loan credit agreement by $500 million in order to finance the AEP acquisition.  The incremental assumption agreement provided for the $500 million incremental term loan to bear interest at LIBOR plus 2.50% per annum with no LIBOR floor, to mature in January 2024 and to be subject to customary amortization.  During the March ending quarter the Company executed an amendment to lower the interest rates under certain of the term loans.  The term loans maturing in October 2022 bear interest at LIBOR plus 2.50% with no LIBOR floor.  The term loans maturing in February 2020 and January 2021 bear interest at LIBOR plus 2.25% with no LIBOR floor.
During fiscal 2017, the Company has made $427 million of repayments on long-term borrowings using existing liquidity.  As a result of the current year prepayments and modifications, the Company recorded a $3 million loss on debt extinguishment in Other (income) expense, net, reflecting the write-off of deferred financing fees and debt discounts, net of amortization associated with the portion of the debt that was considered extinguished.  Additionally, the Company recognized $9 million of debt discounts and deferred financing fees related to the incremental assumption agreements and amendments.
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

In March 2014, the Company entered into a $1 billion interest rate swap transaction with an effective date of February 2016 and expiration in February 2019.  In February 2017, in conjunction with the term loan modifications, the Company discontinued hedge accounting.  Previously unrealized losses in Accumulated other comprehensive loss were being amortized to Interest expense through February 2019, the original term of the swap.  In order to offset the impact of future fair value changes of the March 2014 de-designated swap, the Company entered into a mirrored offsetting swap in February 2017 and has not designated it as a hedge.

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

Derivatives Instruments	Hedge Designation	Balance Sheet Location	July 1, 2017	October 1, 2016
Foreign currency forward contracts	Not designated	Other assets	$3	$3
Interest rate swaps	Not designated	Other assets	17	—
Interest rate swaps	Designated	Other long-term liabilities	18	35
Interest rate swaps	Not designated	Other long-term liabilities	17	—

The effect of the Company's derivative instruments on the Consolidated Statements of Income is as follows:

		Quarterly Period Ended		Three Quarterly Periods Ended
Derivatives instruments	Statements of Income Location	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Interest rate swaps	Interest expense, net	$5	$6	$15	$10
Foreign currency forward contracts	Other (income) expense, net	$1	$3	$—	$9

The amortization related to unrealized losses in Accumulated other comprehensive loss is expected to be $2 million in the next 12 months.

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

Included in the following table are the major categories of assets measured at fair value on a non-recurring basis as of July 1, 2017 and October 1, 2016, along with the impairment loss recognized on the fair value measurement during the period:

	As of July 1, 2017
	Level 1	Level 2	Level 3	Total	Impairment
Indefinite-lived trademarks	$—	$—	$248	$248	$—
Goodwill	—	—	2,782	2,782	—
Definite lived intangible assets	—	—	1,066	1,066	—
Property, plant, and equipment	—	—	2,375	2,375	—
Total	$—	$—	$6,471	$6,471	$—

	As of October 1, 2016
	Level 1	Level 2	Level 3	Total	Impairment
Indefinite-lived trademarks	$—	$—	$248	$248	$—
Goodwill	—	—	2,406	2,406	—
Definite lived intangible assets	—	—	952	952	—
Property, plant, and equipment	—	—	2,224	2,224	3
Total	$—	$—	$5,830	$5,830	$3

The Company's financial instruments consist primarily of cash and cash equivalents and long-term debt.  The fair value of our marketable long-term indebtedness exceeded book value by $76 million as of July 1, 2017.  The Company's long-term debt fair values were determined using Level 2 inputs as other significant observable inputs were not available.

8.	Income Taxes

The Company's effective tax rate was 26% for the quarterly period and three quarterly periods ended July 1, 2017.  Within the quarter, the effective tax rate was favorably impacted by 9% from the discrete item related to share based compensation excess tax benefit.  Our year-to-date effective tax rate of 26% was favorably impacted by 9% from the discrete item related to share based compensation excess tax benefit and a 3% state valuation allowance release, partially offset by a negative impact of 2% due to state taxes and a 2% foreign valuation allowance.
9.    Operating Segments

The Company's operations are organized into three operating segments: Consumer Packaging, Health, Hygiene & Specialties, and Engineered Materials.  The structure is designed to align us with our customers, provide improved service, and drive future growth in a cost efficient manner.  In October 2016, the Company realigned portions of our operating segments in order to leverage geographic management teams and commercial activities.  The international portion of our Retail & Industrial product line was moved from Engineered Materials to the Specialties product line within Health, Hygiene & Specialties, resulting in a $39 million and $108 million movement in Net sales in the quarterly and three quarterly periods ended July 2, 2016, respectively.  Additionally, to align the newly acquired AEP business with our existing Core Films business, $73 million and $230 million of Net sales were moved from Consumer Packaging to Engineered Materials in the quarterly and three quarterly periods ended July 2, 2016, respectively.  As result of these organizational realignments, we have recast prior period segment amounts.  Selected information by reportable segment is presented in the following tables:

	Quarterly Period Ended		Three Quarterly Periods Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Net sales:
Consumer Packaging	$614	$631	$1,752	$1,845
Health, Hygiene & Specialties	606	606	1,773	1,807
Engineered Materials	686	408	1,689	1,219
Total net sales	$1,906	$1,645	$5,214	$4,871
Operating income:
Consumer Packaging	$60	$58	$150	$156
Health, Hygiene & Specialties	53	69	164	140
Engineered Materials	99	52	219	134
Total operating income	$212	$179	$533	$430
Depreciation and amortization:
Consumer Packaging	$56	$61	$174	$183
Health, Hygiene & Specialties	46	38	136	143
Engineered Materials	30	21	73	64
Total depreciation and amortization	$132	$120	$383	$390

	July 1, 2017	October 1, 2016
Total assets:
Consumer Packaging	$3,268	$3,315
Health, Hygiene & Specialties	3,441	3,504
Engineered Materials	1,836	834
Total assets	$8,545	$7,653

Selected information by geography is presented in the following tables:

	Quarterly Period Ended		Three Quarterly Periods Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Net sales:
North America	$1,591	$1,329	$4,289	$3,939
South America	85	88	246	247
Europe	165	166	482	505
Asia	65	62	197	180
Total net sales	$1,906	$1,645	$5,214	$4,871

	July 1, 2017	October 1, 2016
Long-lived assets:
North America	$5,420	$4,724
South America	360	386
Europe	459	462
Asia	284	289
Total Long-lived assets	$6,523	$5,861

Selected information by product line is presented in the following tables:

	Quarterly Period Ended		Three Quarterly Periods Ended
(in percentages)	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Net sales:
Rigid Open Top	44%	43%	42%	42%
Rigid Closed Top	56	57	58	58
Consumer Packaging	100%	100%	100%	100%

Health	22%	21%	22%	20%
Hygiene	44	45	44	45
Specialties	34	34	34	35
Health, Hygiene & Specialties	100%	100%	100%	100%

Core Films	43%	72%	51%	71%
Retail & Industrial	57	28	49	29
Engineered Materials	100%	100%	100%	100%

Goodwill

In connection with the change in reporting segments, the Company reallocated goodwill to the segments under the provisions of ASC 350.  The changes in the carrying amount of goodwill by reportable segment are as follows:

	Consumer Packaging	Health, Hygiene & Specialties	Engineered Materials	Total
Balance as of October 1, 2016	$1,520	$801	$85	$2,406
Segment reorganization	(110)	7	103	—
Acquisition, net	—	—	376	376
Foreign currency translation adjustment	—	—	—	—
Balance as of July 1, 2017	$1,410	$808	$564	$2,782

10.	Contingencies and Commitments

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

Basic net income per share is calculated by dividing the net income attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for common stock equivalents.  Diluted net income per share is computed by dividing the net income attributable to common stockholders by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method and the if-converted method.  For purposes of this calculation, stock options are considered to be common stock equivalents and are only included in the calculation of diluted net income per share when their effect is dilutive.  There were no shares excluded from the calculations as the effect of their conversion into shares of our common stock would be antidilutive.

The following tables and discussion provide a reconciliation of the numerator and denominator of the basic and diluted net income per share computations.

	Quarterly Period Ended		Three Quarterly Periods Ended
(in millions, except per share amounts)	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Numerator
Net income	$107	$96	$230	$159
Denominator
Weighted average common shares outstanding - basic	129.9	121.1	126.6	120.5
Dilutive shares	5.3	4.8	4.8	3.4
Weighted average common and common equivalent shares outstanding - diluted	135.2	125.9	131.4	123.9

Per common share income
Basic	$0.82	$0.79	$1.82	$1.32
Diluted	$0.79	$0.76	$1.75	$1.28

12.  Accumulated Other Comprehensive Income (Loss)

The components and activity of Accumulated other comprehensive income (loss) are as follows:

	Currency Translation	Defined Benefit Pension and Retiree Health Benefit Plans	Interest Rate Swaps Designated as Hedges	Interest Rate Swaps Not Designated as Hedges	Accumulated Other Comprehensive Income (Loss)
Balance at October 1, 2016	$(82)	$(44)	$(31)	$9	$(148)
De-designated hedges	—	—	17	(17)	—
Other comprehensive income (loss) before reclassifications	4	13	5	—	22
Net amount reclassified from accumulated other comprehensive income (loss)	—	—	17	1	18
Provision for income taxes related to other comprehensive income items	—	—	(8)	—	(8)
Balance at July 1, 2017	$(78)	$(31)	$—	$(7)	$(116)

	Currency Translation	Defined Benefit Pension and Retiree Health Benefit Plans	Interest Rate Swaps Designated as Hedges	Interest Rate Swaps Not Designated as Hedges	Accumulated Other Comprehensive Income (Loss)
Balance at September 26, 2015	$(81)	$(25)	$(23)	$10	$(119)
Other comprehensive income (loss) before reclassifications	39	—	(30)	—	9
Net amount reclassified from accumulated other comprehensive income (loss)	—	—	10	—	10
Provision for income taxes related to other comprehensive income items	—	—	8	—	8
Balance at July 2, 2016	$(42)	$(25)	$(35)	$10	$(92)

13.	Guarantor and Non-Guarantor Financial Information

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

Condensed Supplemental Consolidated Balance Sheet

	July 1, 2017
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Current assets	$—	$80	$1,188	$754	$—	$2,022
Intercompany receivable	518	2,512	—	—	(3,030)	—
Property, plant, and equipment, net	—	74	1,591	710	—	2,375
Other assets	868	5,217	4,578	523	(7,038)	4,148
Total assets	$1,386	$7,883	$7,357	$1,987	$(10,068)	$8,545

Current liabilities	$101	$167	$563	$282	$—	$1,113
Intercompany payable	—	66	2,819	145	(3,030)	—
Other long-term liabilities	437	5,976	105	66	—	6,584
Stockholders' equity (deficit)	848	1,674	3,870	1,494	(7,038)	848
Total liabilities and stockholders' equity	$1,386	$7,883	$7,357	$1,987	$(10,068)	$8,545

	October 1, 2016
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Current assets	$—	$161	$945	$686	$—	$1,792
Intercompany receivable	364	2,797	—	—	(3,161)	—
Property, plant and equipment, net	—	76	1,434	714	—	2,224
Other assets	302	4,101	4,094	557	(5,417)	3,637
Total assets	$666	$7,135	$6,473	$1,957	$(8,578)	$7,653

Current liabilities	$60	$207	$480	$284	$—	$1,031
Intercompany payable	—	—	2,992	169	(3,161)	—
Other long-term liabilities	385	5,822	126	68	—	6,401
Stockholders' equity (deficit)	221	1,106	2,875	1,436	(5,417)	221
Total liabilities and stockholders' equity	$666	$7,135	$6,473	$1,957	$(8,578)	$7,653

Condensed Supplemental Consolidated Statements of Income

	Quarterly Period Ended July 1, 2017
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$152	$1,325	$429	$—	$1,906
Cost of goods sold	—	100	1,059	359	—	1,518
Selling, general and administrative	—	14	89	25	—	128
Amortization of intangibles	—	2	31	7	—	40
Restructuring and impairment charges	—	—	—	8	—	8
Operating income	—	36	146	30	—	212
Other expense (income), net	—	1	(1)	(1)	—	(1)
Interest expense, net	—	5	47	16	—	68
Equity in net income of subsidiaries	(145)	(109)	—	—	254	—
Income before income taxes	145	139	100	15	(254)	145
Income tax expense	38	32	—	6	(38)	38
Net income	$107	$107	$100	$9	$(216)	$107
Comprehensive net income	$107	$102	$100	$37	$(216)	$130

	Quarterly Period Ended July 2, 2016
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$150	$1,081	$414	$—	$1,645
Cost of goods sold	—	140	834	322	—	1,296
Selling, general and administrative	—	6	93	30	—	129
Amortization of intangibles	—	2	27	6	—	35
Restructuring and impairment charges	—	—	1	5	—	6
Operating income	—	2	126	51	—	179
Other expense (income), net	—	8	(4)	(18)	—	(14)
Interest expense, net	—	9	63	1	—	73
Equity in net income of subsidiaries	(120)	(119)	—	—	239	—
Income before income taxes	120	104	67	68	(239)	120
Income tax expense	24	4	1	14	(19)	24
Net income	$96	$100	$66	$54	$(220)	$96
Comprehensive net income	$96	$98	$65	$38	$(220)	$77

	Three Quarterly Periods Ended July 1, 2017
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$441	$3,556	$1,217	$—	$5,214
Cost of goods sold	—	333	2,860	984	—	4,177
Selling, general and administrative	—	45	251	77	—	373
Amortization of intangibles	—	5	87	21	—	113
Restructuring and impairment charges	—	—	10	8	—	18
Operating income	—	58	348	127	—	533
Other expense (income), net	—	15	1	2	—	18
Interest expense, net	—	17	138	48	—	203
Equity in net income of subsidiaries	(312)	(252)	—	—	564	—
Income before income taxes	312	278	209	77	(564)	312
Income tax expense	82	48	—	34	(82)	82
Net income	$230	$230	$209	$43	$(482)	$230
Comprehensive net income	$230	$245	$209	$60	$(482)	$262

Consolidating Statement of Cash Flows
Cash Flow from Operating Activities	$—	$31	$420	$129	$—	$580
Cash Flow from Investing Activities
Additions to property, plant, and equipment	—	(11)	(160)	(30)	—	(201)
Proceeds from sale of assets	—	1	3	—	—	4
Contributions (to)/from subsidiaries	(26)	(489)	—	—	515	—
Intercompany	—	280	—	—	(280)	—
Acquisition of business, net of cash acquired	—	—	(515)	—	—	(515)
Other investing activities, net	—	(1)	—	—	—	(1)
Net cash from investing activities	(26)	(220)	(672)	(30)	235	(713)

Cash Flow from Financing Activities
Proceeds from long-term debt	—	545	—	—	—	545
Proceeds from issuance of common stock	26	—	—	—	—	26
Payment of tax receivable agreement	(60)	—	—	—	—	(60)
Repayments on long-term borrowings	—	(423)	(3)	(1)	—	(427)
Contribution from Parent	—	—	515	—	(515)	—
Debt financing costs	—	(4)	—	—	—	(4)
Changes in intercompany balances	60	—	(255)	(85)	280	—
Net cash from financing activities	26	118	257	(86)	(235)	80

Effect of exchange rate changes on cash	—	—	—	5	—	5

Net change in cash	—	(71)	5	18	—	(48)
Cash and cash equivalents at beginning of period	—	102	5	216	—	323
Cash and cash equivalents at end of period	$—	$31	$10	$234	$—	$275

	Three Quarterly Periods Ended July 2, 2016
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$442	$3,143	$1,286	$—	$4,871
Cost of goods sold	—	373	2,490	1,022	—	3,885
Selling, general and administrative	—	89	251	81	—	421
Amortization of intangibles	—	6	77	23	—	106
Restructuring and impairment charges	—	—	23	6	—	29
Operating income	—	(26)	302	154	—	430
Other expense (income), net	—	19	(11)	(25)	—	(17)
Interest expense, net	—	27	158	37	—	222
Equity in net income of subsidiaries	(225)	(258)	—	—	483	—
Income before income taxes	225	186	155	142	(483)	225
Income tax expense	66	23	2	36	(61)	66
Net income	$159	$163	$153	$106	$(422)	$159
Comprehensive net income	$159	$152	$152	$145	$(422)	$186

Consolidating Statement of Cash Flows
Cash Flow from Operating Activities	$—	$23	$382	$162	$—	$567
Cash Flow from Investing Activities
Additions to property, plant, and equipment	—	(13)	(181)	(34)	—	(228)
Proceeds from sale of assets	—	—	4	—	—	4
Contributions (to)/from subsidiaries	(20)	(2,240)	—	—	2,260	—
Intercompany	—	11	—	—	(11)	—
Acquisition of business, net of cash acquired	—	—	(291)	(1,992)	—	(2,283)
Other investing activities, net	—	(11)	—	—	—	(11)
Net cash from investing activities	(20)	(2,253)	(468)	(2,026)	2,249	(2,518)

Cash Flow from Financing Activities
Proceeds from long-term debt	—	2,490	—	—	—	2,490
Repayments on long-term borrowings	—	(356)	—	(34)	—	(390)
Proceeds from issuance of common stock	20	—	—	—	—	20
Payment of tax receivable agreement	(57)	—	—	—	—	(57)
Contribution from parent	—	—	291	1,969	(2,260)	—
Debt financing costs	—	(38)	—	—	—	(38)
Purchase of non-controlling interest	—	—	(66)	—	—	(66)
Changes in intercompany balances	57	—	(110)	42	11	—
Net cash from financing activities	20	2,096	115	1,977	(2,249)	1,959

Effect of exchange rate changes on cash	—	—	—	—	—	—

Net change in cash	—	(134)	29	113	—	8
Cash and cash equivalents at beginning of period	—	163	—	65	—	228
Cash and cash equivalents at end of period	$—	$29	$29	$178	$—	$236

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

Executive Summary

Business.  The Company's operations are organized into three operating segments: Engineered Materials, Health, Hygiene & Specialties, and Consumer Packaging.  The structure is designed to align us with our customers, provide improved service, and drive future growth in a cost efficient manner.  The Engineered Materials segment primarily consists of tapes and adhesives, polyethylene based film products, can liners, printed films, and specialty coated, and laminated products.  The Health, Hygiene & Specialties segment primarily consists of nonwoven specialty materials and films used in hygiene, infection prevention, personal care, industrial, construction and filtration applications.  The Consumer Packaging segment primarily consists of containers, foodservice items, closures, overcaps, bottles, prescription containers, and tubes.

In October 2016, the Company realigned portions of our operating segments in order to leverage geographic management teams and commercial activities.  The international portion of our Retail & Industrial product line was moved from Engineered Materials to the Specialties product line within Health, Hygiene & Specialties, resulting in a $39 million and $108 million movement in Net sales in the quarterly and three quarterly periods ended July 2, 2016, respectively.  Additionally, to align the newly acquired AEP business with our existing Core Films business, $73 million and $230 million of Net sales were moved from Consumer Packaging to Engineered Materials in the quarterly and three quarterly periods ended July 2, 2016, respectively.  As result of these organizational realignments, we have recast prior period segment amounts.

Acquisitions. Our acquisition strategy is focused on improving our long-term financial performance, enhancing our market positions, and expanding our existing and complementary product offerings.  We seek to acquire businesses for attractive post-synergy multiples, creating value for our stockholders from synergy realization, leveraging the acquired products across our customer base, creating new platforms for future growth, and assuming best practices from the businesses we acquire.  The Company has included the expected benefits of acquisition integrations and restructuring plans within our unrealized synergies, which are in turn recognized in earnings after an acquisition has been fully integrated or the restructuring plan is completed.  While the expected benefits on earnings is estimated at the commencement of each transaction, once the execution of the plan and integration occur, we are generally unable to accurately estimate or track what the ultimate effects have been due to system integrations and movements of activities to multiple facilities.  As historical business combinations and restructuring plans have not allowed us to accurately separate realized synergies compared to what was initially identified, we measure the synergy realization based on the overall segment profitability post integration.

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

AEP Industries Inc.

In January 2017, the Company acquired AEP Industries Inc. ("AEP") for a purchase price of $791 million, net of cash acquired.  A portion of the purchase price consisted of issuing 6.4 million of Berry common shares which were valued at $324 million at the time of closing.  AEP manufactures and markets an extensive and diverse line of polyethylene and polyvinyl chloride flexible plastic packaging products for consumer, industrial, and agricultural applications.  The acquired business is operated in Berry's Engineered Materials segment.  To finance the purchase, the Company entered into an incremental assumption agreement to increase the commitments under the Company's existing term loan credit agreement by $500 million due 2024.  The Company expects to realize annual cost synergies of approximately $80 million from the AEP transaction with full realization expected in fiscal 2018.

Adchem Corp.

In June, 2017, the Company acquired Adchem Corp.'s ("Adchem") tapes business for a purchase price of $49 million.  Adchem is a leader in the development of high performance adhesive tape systems for the automotive, construction, electronics, graphic arts, medical and general tape markets.  The acquired business will be operated within the Engineered Materials segment.  To finance the purchase, the Company used existing liquidity.

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

	Polyethylene Butene Film			Polypropylene
	2017	2016	2015	2017	2016	2015
1st quarter	$.75	$.69	$.86	$.69	$.70	$.92
2nd quarter	.77	.66	.75	.80	.75	.73
3rd quarter	.79	.73	.76	.74	.71	.68
4th quarter	—	.75	.73	—	.71	.66

Due to differences in the timing of passing through resin cost changes to our customers on escalator/de-escalator programs, segments are negatively impacted in the short term when plastic resin costs increase and are positively impacted when plastic resin costs decrease.  This timing lag in passing through raw material cost changes could affect our results as plastic resin costs fluctuate.

Outlook.  The Company is impacted by general economic and industrial growth, plastic resin availability and affordability, and general industrial production.  Our business has both geographic and end-market diversity, which reduces the effect of any one of these factors on our overall performance.  Our results are affected by our ability to pass through raw material cost changes to our customers, improve manufacturing productivity and adapt to volume changes of our customers.  We continue to believe the fiscal 2017 volume environment in the markets we serve will remain consistent with prior year and will be impacted by one less week of operations in fiscal 2017 compared to fiscal 2016.  In the near term, inflation and market pressure in South America could temporarily create a headwind for the Company, which we believe will ultimately be offset within the fiscal year by maximizing the synergies from the AEP acquisition.  For fiscal 2017, we project cash flow from operations and Adjusted Free Cash Flow of $925 million and $550 million, respectively.  These estimates assume $80 million of tax payments, $60 million of business integration costs, and no impact to working capital.  The $550 million of Adjusted Free Cash Flow includes $265 million of additions to property, plant and equipment and $110 million of payments under our tax receivable agreement ("TRA").  The $110 million of TRA payments includes $60 million that was paid in our first fiscal quarter and assume we make an additional $50 million in our fourth fiscal quarter.  For the definition of Adjusted Free Cash Flow and further information related to Adjusted Free Cash Flow as a non-GAAP financial measure, see "Liquidity and Capital Resources."

Results of Operations
Comparison of the Quarterly Period Ended July 1, 2017 (the "Quarter") and the Quarterly Period Ended July 2, 2016 (the "Prior Quarter")

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

Consolidated Overview
	Quarter	Prior Quarter	$ Change	% Change
Net sales	$1,906	$1,645	$261	16%
Operating income	$212	$179	$33	18%
Operating income percentage of net sales	11%	11%

Net sales increased by $261 million from the Prior Quarter primarily attributed to acquisition net sales of $296 million and selling price increases of $49 million due to the pass through of higher resin prices, partially offset by a negative $76 million impact from lower base volumes and an $8 million negative impact from foreign currency changes.  The base volume decline is primarily related to general market softness along with inventory reductions by our Engineered Materials customers in anticipation of lower future raw material costs, as well as our decisions between volume and price in order to maximize earnings.

The operating income increase of $33 million from the Prior Quarter was primarily attributed to acquisition operating income of $22 million, a $14 million decrease in selling, general and administrative expense, an $11 million improvement in our product mix and price/cost spread, and a decrease in business integration expenses.  These improvements were partially offset by a $5 million increase in depreciation and amortization, and a negative $12 million impact from lower base volumes.

Consumer Packaging
	Quarter	Prior Quarter	$ Change	% Change
Net sales	$614	$631	$(17)	(3%)
Operating income	$60	$58	$2	3%
Percentage of net sales	10%	9%

Net sales in the Consumer Packaging segment decreased by $17 million from Prior Quarter primarily attributed to a negative $25 million impact from lower base volumes, primarily attributed to general market softness.  The decrease is partially offset by an $8 million selling price increase due to the pass through of higher resin prices.

The operating income increase of $2 million from Prior Quarter was primarily attributed to a $5 million decrease in selling, general and administrative expense and a $5 million decrease in depreciation and amortization.  These improvements were partially offset by a negative $5 million impact from lower base volumes, and a slight impact from negative productivity in manufacturing.

Health, Hygiene & Specialties
	Quarter	Prior Quarter	$ Change	% Change
Net sales	$606	$606	$—	0%
Operating income	$53	$69	$(16)	(23%)
Percentage of net sales	9%	11%

Net sales in the Health, Hygiene & Specialties segment were flat from Prior Quarter primarily attributed to selling price increases of $8 million due to the pass through of higher resin prices, partially offset by a $7 million unfavorable impact from currency translation.

The operating income decrease of $16 million from Prior Quarter was primarily attributed to a $15 million decrease in price/cost spread and an $8 million increase in depreciation and amortization expense as a result of Avintiv purchase accounting adjustments recorded in the Prior Quarter, partially offset by a $4 million decrease in selling, general, and administrative expense, and a slight improvement in productivity in manufacturing.
Engineered Materials
	Quarter	Prior Quarter	$ Change	% Change
Net sales	$686	$408	$278	68%
Operating income	$99	$52	$47	90%
Percentage of net sales	14%	13%

Net sales in the Engineered Materials segment increased by $278 million from Prior Quarter primarily attributed to acquisition net sales of $296 million and selling price increases of $32 million due to the pass through of higher resin prices, partially offset by a negative $49 million impact from lower base volumes.  We believe the volume decline is partially attributed to inventory reductions by our customers in anticipation of lower future resin costs, as well as our decisions between volume and price in order to maximize earnings.

The operating income increase of $47 million from Prior Quarter was primarily attributed to acquisition operating income of $22 million, a $25 million improvement in our product mix and price/cost spread, and a $5 million reduction in selling, general and administrative expenses, partially offset by a negative $7 million impact from lower base volumes.

Other (income) expense, net
	Quarter	Prior Quarter	$ Change	% Change
Other (income) expense, net	$(1)	$(14)	$13	93%

Other (income) expense primarily consists of transactional foreign currency changes related to the remeasurement of non-operating intercompany balances.

Interest expense, net
	Quarter	Prior Quarter	$ Change	% Change
Interest expense, net	$68	$73	$(5)	(7%)

The interest expense decrease of $5 million from Prior Quarter was primarily attributed to reduced interest rates resulting from the term loan modifications.

Income tax expense
	Quarter	Prior Quarter	$ Change	% Change
Income tax expense	$38	$24	$14	58%

The income tax expense increase of $14 million from the Prior Quarter was primarily attributed to an increase in Income before taxes and an increase in foreign valuation allowance for the Quarter.  Within the Quarter, the 26% effective tax rate was lower than our statutory rate primarily due to a favorable impact of 9% from the discrete item related to share based compensation excess tax benefit.

Changes in Comprehensive Income

The $53 million improvement in comprehensive income from Prior Quarter is primarily attributed to a $40 million change in currency translation, an $11 million improvement in net income, and a $2 million change in interest rate hedges, net of tax.  Currency translation gains and losses are primarily related to non-U.S. subsidiaries with a functional currency other than U.S. dollars whereby assets and liabilities are translated from the respective functional currency into U.S. dollars using period-end exchange rates.  The change in currency translation in the Quarter was primarily attributed to locations utilizing the euro, British pound sterling, and Brazilian real as the functional currency.  As part of the overall risk management, the Company uses derivative instruments to reduce exposure to changes in interest rates attributed to the Company's floating-rate borrowings and records changes to the fair value of these instruments in Accumulated other comprehensive income (loss).  The favorable change in fair value of these instruments in the Quarter versus Prior Quarter is primarily attributed to an increase in the forward interest curve between measurement dates.

Comparison of the Three Quarterly Periods Ended July 1, 2017 (the "YTD") and the Three Quarterly Periods Ended July 2, 2016 (the "Prior YTD")

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

Consolidated Overview
	YTD	Prior YTD	$ Change	% Change
Net sales	$5,214	$4,871	$343	7%
Operating income	$533	$430	$103	24%
Operating income percentage of net sales	10%	9%

The net sales increase of $343 million from the Prior YTD was primarily attributed to acquisition net sales of $500 million and selling price increases of $52 million due to the pass through of higher resin prices, partially offset by a $98 million negative impact from extra days in the Prior YTD, a $92 million negative impact from lower base volumes, and a negative $20 million impact from foreign currency changes.  The base volume decline is primarily related to general market softness along with inventory reductions by our Engineered Materials customers in anticipation of lower raw material costs, as well as our decisions between volume and price in order to maximize earnings.

The operating income increase of $103 million from the Prior YTD was primarily attributed to acquisition operating income of $42 million, a $33 million decrease in selling, general and administrative expense related to synergies and cost reductions, a $33 million decrease in business integration and restructuring expenses, a $13 million decrease in depreciation and amortization, and a slight improvement in our product mix and price/cost spread.  These improvements were partially offset by a negative $12 million impact from lower base volumes and a negative $10 million impact from extra days in the Prior YTD.

Consumer Packaging
	YTD	Prior YTD	$ Change	% Change
Net sales	$1,752	$1,845	$(93)	(5%)
Operating income	$150	$156	$(6)	(4%)
Operating income percentage of net sales	9%	8%

Net sales in the Consumer Packaging segment decreased by $93 million from Prior YTD primarily attributed to a $64 million negative impact from lower base volumes and a negative $43 million impact from extra days in the Prior YTD, partially offset by selling price increases of $14 million due to the pass through of higher resin prices.  The volume decline was primarily attributed to general market softness.

The operating income decrease of $6 million from Prior YTD was primarily attributed to a negative $14 million impact from lower base volumes, a negative $9 million impact from productivity in manufacturing, a negative $5 million impact from extra days in the Prior YTD, and a slight decrease in our product mix and price/cost spread, partially offset by a $13 million decrease in selling, general and administrative expense related to synergies from cost reductions, a $6 million decrease in depreciation and amortization, and a $5 million decrease in business integration and restructuring expenses.
Health, Hygiene & Specialties
	YTD	Prior YTD	$ Change	% Change
Net sales	$1,773	$1,807	$(34)	(2%)
Operating income	$164	$140	$24	17%
Operating income percentage of net sales	9%	8%

Net sales in the Health, Hygiene & Specialties segment decreased by $34 million from Prior YTD primarily attributed to selling price decreases of $20 million, a negative $26 million impact from extra days in the Prior YTD, and an $18 million unfavorable impact from currency translation, partially offset by a $30 million impact from base volume improvements.

The operating income increase of $24 million from Prior YTD was primarily attributed to a $29 million decrease in business integration and restructuring expenses, an $11 million improvement in productivity in manufacturing, a $9 million decrease in selling, general and administrative expense related to synergies and cost reductions, a $5 million improvement from base volume growth, and a $4 million decrease in depreciation and amortization.  These improvements were partially offset by a $33 million decrease in our product mix and price/cost spread primarily attributed to inflation and consumer demand pressures within our South American business.
Engineered Materials
	YTD	Prior YTD	$ Change	% Change
Net sales	$1,689	$1,219	$470	39%
Operating income	$219	$134	$85	63%
Operating income percentage of net sales	13%	11%

Net sales in the Engineered Materials segment increased by $470 million from Prior YTD primarily attributed to acquisition net sales of $500 million, and selling price increases of $57 million due to the pass through of higher resin prices, partially offset by a negative $57 million impact from base volume declines, and a $29 million unfavorable impact from extra days in the Prior YTD.  We believe the volume decline is partially attributed to inventory reductions by our customers in anticipation of lower future resin costs, as well as our decisions between volume and price in order to maximize earnings.

The operating income increase of $85 million in the Engineered Materials segment from the Prior YTD was primarily attributed to acquisition operating income of $42 million, a $37 million improvement in our product mix and price/cost spread, an $11 million decrease in selling, general and administrative expense, and a $4 million decrease in depreciation and amortization.  These improvements were partially offset by a $4 million negative impact from extra days in the Prior YTD and a negative $3 million impact from lower base volumes.

Other (income) expense, net
	YTD	Prior YTD	$ Change	% Change
Other (income) expense, net	$18	$(17)	$35	206%

Other (income) expense was unfavorable by $35 million from Prior YTD primarily attributed to a $10 million non-cash defined benefit pension plan settlement and a $9 million charge related to a valuation adjustment to the TRA in the YTD, and unfavorable transactional foreign currency changes related to the remeasurement of non-operating intercompany balances.

Interest expense, net
	YTD	Prior YTD	$ Change	% Change
Interest expense, net	$203	$222	$(19)	(9%)

The interest expense decrease of $19 million from Prior YTD was primarily attributed to reduced interest rates resulting from term loan modification.

Income tax expense
	YTD	Prior YTD	$ Change	% Change
Income tax expense	$82	$66	$16	24%

The income tax expense increase of $16 million from the Prior YTD was primarily attributed to an increase in Income before income taxes, partially offset by favorable year-to-date effective tax rate items.  Our year-to-date effective tax rate of 26% was lower than our statutory rate primarily due to a favorable impact of 9% from the share based compensation excess tax benefit and a 3% state valuation allowance release, partially offset by a negative impact of 2% due to state taxes and a 2% foreign valuation allowance.
Changes in Comprehensive Income

The $76 million improvement in comprehensive income from the Prior YTD was primarily attributed to a $71 million improvement in net income, a $27 million change in the fair value of interest rate hedges, net of tax, and a $13 million change due to a non-cash defined benefit pension plan settlement, partially offset by a $35 million change in currency translation.  Currency translation gains and losses are primarily related to non-U.S. subsidiaries with a functional currency other than U.S. dollars whereby assets and liabilities are translated from the respective functional currency into U.S. dollars using period-end exchange rates.  The change in currency translation in the YTD was primarily attributed to locations utilizing the euro, British pound sterling, and Brazilian real as the functional currency.  As part of the overall risk management, the Company uses derivative instruments to reduce exposure to changes in interest rates attributed to the Company's floating-rate borrowings and records changes to the fair value of these instruments in Accumulated other comprehensive income (loss).  The favorable change in fair value of these instruments in the YTD versus Prior YTD is primarily attributed to an increase in the forward interest curve between measurement dates.
Liquidity and Capital Resources

As of the end of the quarter, we had cash and cash equivalents of $275 million, of which approximately 87% was located outside of the U.S.  Our primary sources of cash are the collection of trade receivables generated from the sales of our products and services to our customers and amounts available under our existing lines of credit.  Our primary uses of cash are payments for operating expenses, investments in working capital, capital expenditures, interest, taxes, debt obligations, restructuring expenses and other long-term liabilities.  Based on our current level of operations, we believe that cash flow from operations and available cash, together with available borrowings under our senior secured credit facilities, will be adequate to meet our short-term liquidity needs over the next twelve months.  We base such belief on historical experience and the funds available under the revolving credit facility.  However, we cannot predict our future results of operations and our ability to meet our obligations involves numerous risks and uncertainties, including, but not limited to, those described in the "Risk Factors" section of our most recent Form 10-K filed with the SEC.  In particular, increases in the cost of resin which we are unable to pass through to our customers on a timely basis or significant acquisitions could severely impact our liquidity.

Senior Secured Credit Facility

We manage our global cash requirements considering (i) available funds among the many subsidiaries through which we conduct business, (ii) the geographic location of our liquidity needs, and (iii) the cost to access international cash balances.  In March 2017, we entered into an agreement to increase our asset-based revolving line of credit that matures in May 2020 by $100 million to $750 million.  At the end of the Quarter, the Company had $50 million outstanding on the revolving credit facility.  The Company was in compliance with all covenants at the end of the Quarter.

A key financial metric utilized in the calculation of our debt covenants is adjusted EBITDA (defined as "EBITDA" in the Company's debt agreements, but referred herein as Adjusted EBITDA). The following table reconciles (i) our net income to Adjusted EBITDA and (ii) our cash flow from operating activities to Adjusted Free Cash Flow for the four quarters ended July 1, 2017:

July 1, 2017
Four Quarters Ended
Net income	$307
Income tax expense	88
Interest expense, net	272
Other income (expense), net	17
Other non-cash charges (a)	34
Restructuring and impairment	21
Business optimization (b)	21

Depreciation and amortization	518
Acquisition Adjusted EBITDA	60
Unrealized cost savings (c)	64
Adjusted EBITDA	$1,402
Cash flow from operating activities	$870
Net additions to property, plant and equipment	(256)
Payments of tax receivable agreement	(60)
Adjusted Free Cash Flow	$554
Cash flow from investing activities	(774)
Cash flow from financing activities	(62)

(a)	Includes stock compensation expense of $19 million and other non-cash charges
(b)	Includes business optimization and integration expenses
(c)	Consists of unrealized synergies related to acquisitions

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

Tax Receivable Agreement

The Company made $60 million of TRA payments in the first fiscal quarter of 2017.  The Company anticipates making $110 million of TRA payments during fiscal 2017 with the remaining $50 million being paid in the fourth fiscal quarter of 2017.

Cash Flows

Net cash from operating activities increased $13 million from the Prior YTD primarily attributed to improved net income before depreciation, amortization, and other non-cash charges, partially offset by higher working capital due to timing and higher resin costs.

Net cash from investing activities decreased $1,805 million from the Prior YTD primarily attributed to the Avintiv acquisition in the Prior YTD and decreased capital expenditures compared to the Prior YTD, partially offset by the acquisition of AEP and Adchem in the YTD.

Net cash from financing activities decreased $1,879 million from the Prior YTD primarily attributed to the incremental financing and related costs incurred related to the Avintiv acquisition and the Providência tender offer in the Prior YTD, compared to the incremental financing and related costs incurred for the AEP acquisition in the YTD period.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

We are exposed to market risk from changes in interest rates primarily through our senior secured credit facilities.  At July 1, 2017, our senior secured credit facilities are comprised of (i) $4.2 billion term loans and (ii) a $750 million revolving credit facility with $50 million of borrowings outstanding.  Borrowings under our senior secured credit facilities bear interest, at our option, at either (1) an alternate base rate or (2) an adjusted LIBOR rate for a one-, two-, three- or six month interest period, or a nine- or twelve-month period, if available to all relevant lenders, in each case, plus an applicable margin.  The alternate base rate is the greater of (i) in the case of our term loans, Credit Suisse's prime rate or, in the case of our revolving credit facility, Bank of America's prime rate and (ii) one-half of 1.0% over the weighted average of rates on overnight Federal Funds as published by the Federal Reserve Bank of New York.  At July 1, 2017, the LIBOR rate of approximately 1.22% was applicable to the term loans.  A 0.25% change in LIBOR would increase our annual interest expense by $4 million on variable rate term loans.

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
The Company's management, with the participation of the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures as of July 1, 2017.  Because many of the controls in the income tax provision process operate on an annual basis, the assessment of the remediation of the above referenced material weakness will not be fully completed until the Company's fiscal year-end.  As a result, management has concluded that our disclosure controls and procedures were not effective as of the last day of the period covered by this report.

(b)	Changes in internal controls.

Except as set forth above, there were no changes in our internal control over financial  reporting that occurred during the quarter ended July 1, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings

There have been no material changes in legal proceedings from the items disclosed in our Form 10-K filed with the Securities and Exchange Commission.

Item 1A.	Risk Factors

Before investing in our securities, we recommend that investors carefully consider the risks described in our most recent Form 10-K filed with the SEC, including those under the heading "Risk Factors" and other information contained in this Quarterly Report.  Realization of any of these risks could have a material adverse effect on our business, financial condition, cash flows and results of operations. There were no material changes in the Company's risk factors since described in our most recent Form 10-K filed with the SEC.

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

Berry Global Group, Inc.

August 4, 2017	By:	/s/ Mark W. Miles
Mark W. Miles
Chief Financial Officer