Form 10-K
period 2017-09-30
BERRY GLOBAL GROUP INC
filed 2017-11-21
CIK 1378992

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 2017
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
Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Small reporting company ☐	Emerging growth company ☐

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

The aggregate market value of the common stock of the registrant held by non-affiliates was approximately $6.3 billion as of April 1, 2017, the last business day of the registrant's most recently completed second fiscal quarter.  This amount excludes shares of the registrant's common stock held by current executive officers, directors, and affiliates whose ownership did not exceed 5% as of such date. The aggregate market value was computed using the $48.57 closing price per share for such stock on the New York Stock Exchange on such date.

Class	Outstanding at November 21, 2017
Common Stock, $.01 par value per share	131.0 million shares

Portions of Berry Global Group, Inc.'s Proxy Statement for its 2018 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

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

All forward-looking information and subsequent written and oral forward-looking statements attributable to us, or to persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements.  Some of the factors that we believe could affect our results include:

●	risks associated with our substantial indebtedness and debt service;

●	changes in prices and availability of resin and other raw materials and our ability to pass on changes in raw material prices on a timely basis;

●	performance of our business and future operating results;

●	risks related to acquisitions and integration of acquired businesses;

●	reliance on unpatented proprietary know-how and trade secrets;

●	increases in the cost of compliance with laws and regulations, including environmental, safety, production and product laws and regulations;

●	risks related to disruptions in the overall economy and the financial markets that may adversely impact our business;

●	risks of catastrophic loss of one of our key manufacturing facilities, natural disasters, and other unplanned business interruptions;

●	risks related to market acceptance of our developing technologies and products;

●	general business and economic conditions, particularly an economic downturn;

●	ability of our insurance to fully cover potential exposures;

●	risks that our restructuring programs may entail greater implementation costs or result in lower savings than anticipated;

●	risks of competition, including foreign competition, in our existing and future markets; and

●	the other factors discussed in the section titled "Risk Factors."

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
FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2017

Item 1.	BUSINESS
(In millions of dollars, except as otherwise noted)

General

Berry Global Group, Inc. ("Berry," "we," or the "Company") is a leading provider of value-added engineered materials, nonwoven specialty materials and consumer packaging with a track record of delivering high-quality customized solutions to our customers.  We sell our products predominantly into stable, consumer-oriented end-markets, such as healthcare, personal care, and food and beverage.  Our customers consist of a diverse mix of leading global, national, mid-sized regional and local specialty businesses.  The size and scope of our customer network allows us to introduce new products we develop or acquire to a vast audience that is familiar with our business.  In fiscal 2017, no single customer represented more than 5% of net sales and our top ten customers represented 16% of net sales.  We believe our manufacturing processes and our ability to leverage our scale to reduce expenses positions us as a low-cost manufacturer relative to our competitors.

Effective April 2017, the Company changed its name from Berry Plastics Group, Inc. to Berry Global Group, Inc.  The new name is reflected throughout this Form 10-K.  Common Shares of the Company stock continue to be traded on the New York Stock Exchange under the symbol BERY.  In addition, Berry Plastics Corporation, a wholly owned subsidiary, changed its name to Berry Global, Inc.

Additional financial information about our business segments is provided in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the "Notes to Consolidated Financial Statements," which are included elsewhere in this Form 10-K.

Recent Developments

Clopay Plastic Products Company, Inc.

In November 2017, the Company entered into a definitive purchase agreement to acquire all of the outstanding shares of Clopay Plastic Products Company, Inc. ("Clopay") for a purchase price of approximately $475 million which is preliminary and subject to adjustment, and is intended to be funded with existing liquidity or an additional debt offering.  Clopay manufactures printed breathable films and is an innovator in the development of elastic films and laminates with product offerings uniquely designed for applications used in a number of markets including: hygiene, healthcare, construction and industrial protective apparel.  Clopay reported $461 million in sales for its fiscal year ended September 30, 2017 and will be operated within the Health, Hygiene and Specialties segment upon completion of the transaction.  The completion of the Clopay acquisition is subject to certain closing conditions and the terms and conditions of the purchase agreement.  The Company expects to realize annual cost synergies of approximately $20 million from the completion of the Clopay transaction.

Euro Swap

In November 2017, the Company entered into certain cross-currency swap agreements with a notional amount of 250 million euro to effectively convert a portion of our fixed-rate USD denominated term loans, including the monthly interest payments, to fixed rate euro-denominated debt.  The swap agreements mature May 2022.  The risk management objective is to manage foreign currency risk relating to net investments in subsidiaries denominated in foreign currencies and reduce the variability in the functional currency cash flows of a portion of the Company's term loans.
Segment Overview

Engineered Materials

The Engineered Materials business primarily includes the following product groups:

Stretch and Shrink Films.  We manufacture both hand and machine-wrap stretch films and custom shrink films, which are used to prepare products and packages for storage and shipping.  We sell stretch and shrink film products primarily through distribution to a diverse mix of end users.

Converter Films.  We manufacture sealant and barrier films for various flexible packaging converters and consumer packaged goods companies. In addition, certain of our products are used for industrial applications, where converters use our films in finished products for various end market applications such as sheet mold compounding and masking.

Institutional Can Liners.  We manufacture trash-can liners and food bags for offices, restaurants, schools, hospitals, hotels, municipalities, and manufacturing facilities.

Tape Products.  We manufacture cloth and foil tape products. Other tape products include high-quality, high-performance liners of splicing and laminating tapes, flame-retardant tapes, vinyl-coated and carton sealing tapes, electrical, double-faced cloth, masking, mounting, OEM, and medical and specialty tapes.  Tape products are sold primarily through distributors and directly to end users for industrial, HVAC, automotive, construction, and retail market applications.

In June 2017, the Company acquired Adchem Corp's ("Adchem") tapes business for a purchase price of $49 million.  Adchem was a leader in the development of high performance adhesive tape systems for the automotive, construction, electronics, graphic arts, medical and general tape markets.

Food and Consumer Films.  We manufacture printed film products for the fresh bakery, tortilla, and frozen vegetable markets.  We also manufacture barrier films used for cereal, cookie, cracker and dry mix packages that are sold directly to food manufacturers.

In January 2017, the Company acquired AEP Industries Inc. ("AEP") for a purchase price of $791 million, net of cash acquired.  A portion of the purchase price consisted of issuing 6.4 million of Berry common shares which were valued at $324 million at the time of closing.  AEP manufactures and markets an extensive and diverse line of polyethylene and polyvinyl chloride flexible plastic packaging film products with consumer, industrial, and agricultural applications.

Retail Bags.  We manufacture a diversified portfolio of polyethylene based film products to end users in the retail markets. Our products include drop cloths and retail trash bags. These products are sold primarily through wholesale outlets, hardware stores and home centers, paint stores, and mass merchandisers.

PVC Films.  We manufacture polyvinyl chloride ("PVC") films offering a broad array of PVC meat film.  Our products are used primarily to wrap fresh meats, poultry, and produce for supermarket applications.  In addition, we offer a line of boxed products for food service and retail sales.  We service many of the leading supermarket chains, club stores, and wholesalers.

Health, Hygiene & Specialties

The Health, Hygiene & Specialties segment is organized by geographic region as follows:

North America.  We manufacture a broad collection of components for baby diapers and other absorbent hygiene products, medical garments materials, substrates for dryer sheets, household cleaning wipes, filters, and protective house wrap.  We sell our products into numerous end markets including personal care, infection prevention, filtration, and industrial and construction.

South America.  We manufacture components for baby diapers, feminine hygiene, specialty agriculture and industrial products.  The key end markets and application for our products include personal care, hygiene and agriculture.

Europe.  We manufacture a broad array of products and components of products for baby diapers, adult incontinence, surgical drapes, face masks, corrosion protection, cable wrap, geosynthetics, and specialty filtration products servicing the hygiene, personal care, infection prevention, and specialty industrial markets.

Asia.  We manufacture a wide range of products for baby care, infection prevention, and food and household packaging, predominately serving the global health, personal care and food markets.

Consumer Packaging

Our Consumer Packaging segment primarily consists of the following product groups:

Containers.  We manufacture a collection of nationally branded container products which range from four ounces to five gallons and are offered in various styles with accompanying lids, bails and handles, as well as a wide array of decorating options.

Foodservice.  We manufacture large size thermoformed polypropylene ("PP") and injection-molded plastic drink cups and lids.  We manufacture plastic cups for both hot and cold applications that range in size from 12 to 64 ounces, primarily for quick service and family dining restaurants, convenience stores, stadiums, and retail stores.

Closures and Overcaps.  We manufacture closures and overcaps across several of our product lines, including continuous-thread and child-resistant closures, as well as aerosol overcaps.  We sell our closures into numerous end markets, including household chemical, healthcare, food and beverage, and personal care.

Bottles and Prescription Vials.  Our bottle and prescription vial businesses service various food and beverage, vitamin and nutritional, and prescription vial markets.

Tubes.  We manufacture a complete line of extruded and laminate tubes in a wide variety of sizes.  The majority of our tubes are sold in the personal care market, but we also sell our tubes in the pharmaceutical and household chemical markets.

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

The major markets in which the Company sells its products are highly competitive.  Areas of competition include service, innovation, quality, and price.  This competition is significant as to both the size and the number of competing firms.  Competitors include but are not limited to Silgan, Aptar, Reynolds, Intertape, 3M, Tredegar, Bemis, Avgol, and Fitesa.

Research, Product Development and Design

We believe our technology base and research and development support are among the best in the industries we serve.  Many of our customers work in partnership with our technical representatives to develop new, more competitive products.  Our design professionals work directly with our customers to develop new styles and use computer-generated graphics to enable our customers to visualize the finished product.  Expenditures for research and development activities were $45 million, $48 million, and $33 million in fiscal 2017, 2016 and 2015, respectively.

Raw Materials

Our primary raw material is plastic resin.  In addition, we use other materials such as butyl rubber, adhesives, paper and packaging materials, linerboard, rayon, polyester fiber, and foil, in various manufacturing processes.  These raw materials are available from multiple sources and in general we purchase from a variety of global suppliers.  However, in certain regions we may source specific raw materials from a limited number of suppliers or on a sole-source basis.  While temporary shortages of raw materials can occur, we expect to continue to successfully manage raw material supplies without significant supply interruptions.

Employees

As of the end of fiscal year 2017, we employed approximately 23,000 employees with approximately 20% of those employees being covered by collective bargaining agreements.  The collective bargaining agreements covering a majority of these employees renew annually and as a result, are due for renegotiation in fiscal 2018.  Our relations with employees under collective bargaining agreements remain satisfactory and there have been no significant work stoppages or other labor disputes during the past three years.

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

Available Information

We make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments, if any, to those reports through our internet website as soon as practicable after they have been electronically filed with the SEC.  Our internet address is www.berryglobal.com.  The information contained on our website is not being incorporated herein.

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

In addition, the credit agreements and indentures governing our current indebtedness contain, and any future debt instruments would likely contain, financial and other restrictive covenants.  As a result of these covenants, we could be limited in the manner in which we conduct our business, and we may be unable to engage in favorable business activities or finance future operations or capital needs.  Furthermore, a failure to comply with these covenants could result in an event of default, which, if not cured or waived, could have a material adverse effect on our business, financial condition, and results of operations.

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

As part of our growth strategy, we consider acquisitions that either complement or expand our existing business and create economic value.  We cannot assure you that we will be able to consummate any future acquisitions at acceptable prices and terms.  Acquired businesses may not achieve the levels of revenue, profit, productivity or otherwise perform as we expect.  Acquisitions involve special risks, including the potential assumption of unanticipated liabilities and contingencies as well as difficulties in integrating acquired businesses creating substantial costs, delays or other problems that could adversely affect our business, financial condition and results of operations.  Furthermore, we may not realize all of the synergies we expect to achieve from our current strategic initiatives due to a variety of risks.  If we are unable to achieve the synergies that we expect to achieve from our strategic initiatives, it could adversely affect our business, financial condition and results of operations.  Additionally, while we execute these acquisitions and related integration activities, it is possible that our attention may be diverted from our ongoing operations which may have a negative impact on our ongoing operations.

Current and future environmental and other governmental requirements could adversely affect our financial condition and our ability to conduct our business.

While we have not been required historically to make significant capital expenditures in order to comply with applicable environmental laws and regulations, we cannot predict our future capital expenditure requirements because of continually changing compliance standards and environmental technology.  Furthermore, violations or contaminated sites that we do not know about (including contamination caused by prior owners and operators of such sites or newly discovered information) could result in additional compliance or remediation costs or other liabilities, which could be material.  We may also assume significant environmental liabilities in connection with acquisitions.  In addition, federal, state, local, and foreign governments could enact laws or regulations concerning environmental matters that increase the cost of producing, or otherwise adversely affect the demand for, plastic products.  Legislation that would prohibit, tax or restrict the sale or use of certain types of plastic and other containers, and would require diversion of solid waste such as packaging materials from disposal in landfills, has been or may be introduced in the U.S. Congress, state legislatures, and other legislative bodies.  Although we believe that any such laws promulgated to date have not had a material adverse effect on us, there can be no assurance that future legislation or regulation would not have a material adverse effect on us.  Furthermore, a decline in consumer preference for plastic products due to environmental considerations could have a negative effect on our business.

Both the FDA and the CPSC can require the manufacturer of defective products to repurchase or recall these products and may also impose fines or penalties on the manufacturer.  Similar laws exist in some states, cities and other countries in which we sell products.  Although we believe our products are in material compliance with all applicable requirements, any fines and penalties imposed in connection with noncompliance or recall of any of our products could have a materially adverse effect on us.  See "Business—Environmental Matters and Government Regulation."

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

As of September 30, 2017, approximately 20% of our employees are represented by labor unions or trade councils and worked under collective bargaining agreements.  We may not be able to maintain constructive relationships with these labor unions or trade councils. We may not be able to successfully negotiate new collective bargaining agreements on satisfactory terms in the future.  The loss of a substantial number of these employees or a prolonged labor dispute could disrupt our business.  Any such disruption could reduce our revenues, increase our costs and result in significant losses.

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

Berry Global Group, Inc. has no direct operations and no significant assets other than ownership of 100% of the stock of Berry Global Corporation. Because Berry Global Group, Inc. conducts its operations through its subsidiaries, it depends on those entities for dividends and other payments to generate the funds necessary to meet its financial obligations, and to pay any dividends with respect to our common stock. Legal and contractual restrictions in the agreements governing current and future indebtedness of Berry Global Group, Inc.'s subsidiaries, as well as the financial condition and operating requirements of Berry Global Group, Inc.'s subsidiaries, may limit Berry Global Group, Inc.'s ability to obtain cash from its subsidiaries. The earnings from, or other available assets of, Berry Global Group, Inc.'s subsidiaries may not be sufficient to pay dividends or make distributions or loans to enable Berry Global Group, Inc. to pay dividends going forward.

Our international operations pose risks to our business that may not be present with our domestic operations.

We may continue to expand operations in foreign countries where we have an existing presence or enter new foreign markets and expect to increase sales of products as disposable income increases in developing markets. Foreign operations are subject to certain risks that are unique to doing business in foreign countries. These risks include fluctuations in foreign currency exchange rates, inflation, economic or political instability, shipping delays in both our products and receiving delays of raw materials, changes in applicable laws, including assessments of income and non-income related taxes, reduced protection of intellectual property and regulatory policies and various trade restrictions including potential changes to export taxes or countervailing and anti-dumping duties for exported products from these countries.  Any of these risks could have a negative impact on our ability to deliver products to customers on a competitive and timely basis. This could reduce or impair our net sales, profits, cash flows and financial position.  We are also subject to the Foreign Corrupt Practices Act and other anti-bribery laws that generally bar bribes or unreasonable gifts to foreign governments or officials. We have implemented safeguards and policies to discourage these practices by our employees and agents. However, our existing safeguards and policies to assure compliance and any future improvements may prove to be less than effective and our employees or agents may engage in conduct for which we might be held responsible. If employees violate our policies, we may be subject to regulatory sanctions. Violations of these laws or regulations could result in sanctions including fines, debarment from export privileges and penalties and could adversely affect our business, financial condition and results of operations.

We hold cash and cash equivalents at various foreign subsidiaries that may not be readily available to meet U.S. cash requirements.

Our various foreign subsidiaries hold cash and cash equivalents and these balances held outside the U.S. may not be readily available to meet our domestic cash requirements.  If we are unable to meet our U.S. cash requirements using cash flows from U.S. operations, cash and cash equivalents held in the U.S., or by settling loans receivable with our foreign subsidiaries, it may be necessary for us to consider repatriation of earnings held outside the U.S. This may require us to record additional income tax expense and remit additional taxes, which could have a material effect on our business, financial condition and results of operations.

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

Increased legislative and regulatory activity and burdens, and a more stringent manner in which they are applied (particularly in the U.S.), could significantly impact our business and the economy as a whole.  This includes, among other things, proposed tax reform in the U.S. which may result in significant changes to U.S. tax rules, compliance costs and enforcement under the Dodd-Frank Wall Street Reform and Consumer Protection Act, compliance costs and enforcement under the Sarbanes-Oxley Act, and costs associated with complying with the Patient Protection and Affordable Care Act and the regulations promulgated thereunder.

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

The Clopay transaction is subject to conditions that may not be satisfied or completed on a timely basis, if at all; failure to complete the Clopay transaction could negatively impact our stock price and our future financial results.

Completion of the Clopay transaction is subject to a number of conditions, each of which, unless waived, must be fulfilled in order to complete the transaction. The conditions to the closing of the transaction may not be fulfilled in a timely manner or at all, and, accordingly, the transaction may be delayed or may not be completed.  Although we expect to complete the Clopay transaction in early calendar 2018, the actual closing date will depend on the satisfaction or waiver of the applicable closing conditions.  Any delay in the completion of the Clopay transaction would defer our ability to realize the intended benefits of the Clopay transaction.

Item 1B. UNRESOLVED STAFF COMMENTS

None

Item 2.	PROPERTIES

Our primary manufacturing facilities by geographic area were as follows at September 30, 2017:

Geographic Region	Total Facilities	Leased Facilities
North America	98	27
Europe, Middle East	16	5
South America	4	1
Asia, Australia	9	2

Item 3.	LEGAL PROCEEDINGS

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

	Fiscal 2017		Fiscal 2016
	High	Low	High	Low
1st quarter	$51.68	$42.46	$37.59	$28.41
2nd quarter	52.97	47.19	36.66	27.79
3rd quarter	58.95	47.24	40.00	34.96
4th quarter	58.85	54.89	46.26	38.19

As of the date of this filing there were fewer than 500 active record holders of the common stock, but we estimate the number of beneficial stockholders to be much higher as a number of our shares are held by brokers or dealers for their customers in street name.

During fiscal 2016 and 2017 we did not declare or pay any cash dividends on our common stock. Any future determination as to the declaration and payment of dividends, if any, will depend on then existing conditions, contractual requirements and other factors our board of directors may deem relevant.  Our debt instruments and agreements contain covenants that may restrict our ability to pay dividends on our common stock, as well as the ability of our subsidiaries to pay dividends to us.

Item 6.	SELECTED FINANCIAL DATA

	Fiscal 2017	Fiscal 2016	Fiscal 2015	Fiscal 2014	Fiscal 2013
Statement of Operations Data: Net sales	$7,095	$6,489	$4,881	$4,958	$4,647
Operating income	732	581	408	316	386
Net income	340	236	86	62	57
Net Income Per Share Data:
Basic, net income per share	$2.66	$1.95	$0.72	$0.53	$0.50
Diluted, net income per share	2.56	1.89	0.70	0.51	0.48
Balance Sheet Data:
Total assets	$8,476	$7,653	$5,028	$5,252	$5,111
Long-term debt obligations	5,641	5,755	3,685	3,902	3,922
Statement of Cash Flow Data:
Net cash from operating activities	$975	$857	$637	$530	$464
Net cash from investing activities	(774)	(2,579)	(165)	(422)	(245)
Net cash from financing activities	(226)	1,817	(365)	(119)	(164)

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements of Berry Global Group, Inc. and its subsidiaries and the accompanying notes thereto, which information is included elsewhere herein.  This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the "Risk Factors" section.  Our actual results may differ materially from those contained in any forward-looking statements.  Segment level discussion of the results is disclosed in a manner consistent with the organization structure at the end of the presented period.

The Company's fiscal year is based on fifty-two or fifty-three week periods.  Fiscal 2017 and fiscal 2015 were fifty-two week periods and fiscal 2016 was a fifty-three week period.

Overview

Berry Global Group, Inc. ("Berry," "we," or the "Company") is a leading provider of value-added engineered materials, nonwoven specialty materials and consumer packaging with a track record of delivering high-quality customized solutions to our customers.  We sell our products predominantly into stable, consumer-oriented end-markets, such as healthcare, personal care, and food and beverage.  Our customers consist of a diverse mix of leading global, national, mid-sized regional and local specialty businesses.  The size and scope of our customer network allows us to introduce new products we develop or acquire to a vast audience that is familiar with our business.  In fiscal 2017, no single customer represented more than 5% of net sales and our top ten customers represented 16% of net sales.  We believe our manufacturing processes and our ability to leverage our scale to reduce expenses positions us as a low-cost manufacturer relative to our competitors.

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

In October 2016, the Company realigned portions of our operating segments in order to leverage geographic management teams and commercial activities.  The international portion of our Retail & Industrial product line was moved from Engineered Materials to the Specialties product line within Health, Hygiene & Specialties, resulting in a $140 million and $148 million movement in Net sales in fiscal 2016 and fiscal 2015, respectively.  Additionally, to align the newly acquired AEP business with our existing Core Films business, $306 million and $340 million of Net sales were moved from Consumer Packaging to Engineered Materials in the fiscal 2016 and fiscal 2015, respectively.  As result of these organizational realignments, we have recast prior period segment amounts.

Raw Material Trends.  Our primary raw material is plastic resin.  Polypropylene and polyethylene account for approximately 90% of our plastic resin pounds purchased.  Plastic resins are subject to price fluctuations, including those arising from supply shortages and changes in the prices of natural gas, crude oil and other petrochemical intermediates from which resins are produced.  The three month simple average price per pound, as published by the American market indexes, were as follows:

	Polyethylene Butene Film			Polypropylene
	2017	2016	2015	2017	2016	2015
1st quarter	$.75	$.69	$.86	$.69	$.70	$.92
2nd quarter	.77	.66	.75	.80	.75	.73
3rd quarter	.79	.73	.76	.74	.71	.68
4th quarter	.81	.75	.73	.75	.71	.66

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

Outlook.  The Company is impacted by general economic and industrial growth, plastic resin availability and affordability, and general industrial production.  Our business has both geographic and end-market diversity, which reduces the effect of any one of these factors on our overall performance.  Our results are affected by our ability to pass through raw material cost changes to our customers, improve manufacturing productivity and adapt to volume changes of our customers.  We believe there are long term growth opportunities within the health, pharmaceuticals, personal care and food packaging markets existing outside of North America, especially in Asia, where expected per capita consumption increases should result in organic market growth.  In addition, while we continue to believe that long term dynamics of the resin markets will be an advantage to Berry, the short term challenges to regional transportation systems and higher raw material prices for certain inputs as a result of recent storm disruptions, as well as macroeconomic pressures in South America could create modest short-term headwinds for early fiscal 2018.  For fiscal 2018, we project cash flow from operations and adjusted free cash flow of $965 million and $610 million, respectively.  While we expect the recent raw material inflation to result in increases to working capital in the beginning of fiscal 2018, our annual projections assume flat working capital as we believe raw materials will normalize as the year progresses.  Additionally, our capital spending and cash interest costs are forecasted to be $320 million and $250 million, respectively.  Within our adjusted free cash flow guidance, we are also assuming cash taxes to be $210 million, including a $35 million payment in the first quarter under the Company's tax receivable agreement, along with other cash uses of $40 million related to items such as acquisition integration expenses and costs to achieve synergies.  These estimates and assumptions do not include our most recent definitive agreement to acquire Clopay.  For the definition of Adjusted free cash flow and further information related to Adjusted free cash flow as a non-GAAP financial measure, see "Liquidity and Capital Resources."

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

Clopay Plastic Products Company, Inc.

In November 2017, the Company entered into a definitive purchase agreement to acquire all of the outstanding shares of Clopay Plastic Products Company, Inc. ("Clopay") for a purchase price of approximately $475 million which is preliminary and subject to adjustment and is intended to be funded with existing liquidity or an additional debt offering.  Clopay manufactures printed breathable films and is an innovator in the development of elastic films and laminates with product offerings uniquely designed for applications used in a number of markets including: hygiene, healthcare, construction and industrial protective apparel.  Clopay reported $461 million in sales for its fiscal year ended September 30, 2017 and will be operated within the Health, Hygiene and Specialties segment upon completion of the transaction.  The completion of the Clopay acquisition is subject to certain closing conditions and the terms and conditions of the purchase agreement. The Company expects to realize annual cost synergies of approximately $20 million from the completion of the Clopay transaction.

AEP Industries Inc.

In January 2017, the Company acquired AEP Industries Inc. ("AEP") for a purchase price of $791 million, net of cash acquired.  A portion of the purchase price consisted of issuing 6.4 million of Berry common shares which were valued at $324 million at the time of closing.  AEP manufactures and markets an extensive and diverse line of polyethylene and polyvinyl chloride flexible plastic packaging products with consumer, industrial, and agricultural applications.  The acquired business is operated in our Engineered Materials segment.  To finance the purchase, the Company entered into an incremental assumption agreement to increase the commitments under the Company's existing term loan credit agreement by $500 million due 2024.  The Company expects annual cost synergies of approximately $80 million from the AEP transaction with full realization expected in fiscal 2018.

Adchem Corp

In June 2017, the Company acquired Adchem Corp's ("Adchem") tapes business for a purchase price of $49 million.  Adchem is a leader in the development of high performance adhesive tape systems for the automotive, construction, electronics, graphic arts, medical and general tape markets.  The acquired business is operated in our Engineered Materials segment.  To finance the purchase, the Company used existing liquidity.

AVINTIV Inc.

In October 2015, the Company acquired 100% of the capital stock of AVINTIV Inc. ("Avintiv") for a purchase price of $2.26 billion, net of cash acquired.  Avintiv was one of the world's leading developers, producers, and marketers of nonwoven specialty materials used in hygiene, infection prevention, personal care, industrial, construction, and filtration applications.  With 23 locations in 14 countries, an employee base of over 4,500 people, the broadest range of process technologies in the nonwoven industry, and strategically located manufacturing facilities, Avintiv was positioned as a global supplier to many of the same leading consumer and industrial product manufacturers as Berry's existing business.  To finance the purchase, the Company issued $400 million aggregate principal amount of 6.0% second priority senior secured notes due 2022 and entered into an incremental assumption agreement to increase the commitments under the Company's existing term loan credit agreement by $2.1 billion due 2022.  The results of Avintiv have been included in the consolidated results of the Company since the date of the acquisition.  The Company estimates that approximately $80 million of annual cost synergies were realized from the Avintiv acquisition.

Discussion of Results of Operations for Fiscal 2017 Compared to Fiscal 2016

Consistent with historical presentation, acquisition (businesses acquired in the last twelve months) sales and operating income disclosed within this section represents the historical results from acquisitions for the comparable prior year period.  The remaining change disclosed represents the changes from the prior period on a combined basis.  Business integration expenses consist of restructuring and impairment charges, acquisition related costs, and other business optimization costs.  Tables present dollars in millions.

Consolidated Overview	Fiscal Year
	2017	2016	$ Change	% Change
Net sales	$7,095	$6,489	$606	9%
Operating income	$732	$581	$151	26%
Operating income percentage of net sales	10%	9%

The net sales increase of $606 million is primarily attributed to acquisition net sales of $788 million and selling price increases of $60 million due to the pass through of higher resin prices, partially offset by a negative $136 million impact from a 2% base volume decline, $98 million from extra days in fiscal 2016, and a slight negative impact from foreign currency changes.

The operating income increase of $151 million is primarily attributed to acquisition operating income of $62 million, a $36 million decrease in integration and restructuring costs, a $35 million decrease in selling, general and administrative expense related to synergies and cost reductions, a $24 million improvement in our product mix and price/cost spread, a $16 million decrease in depreciation and amortization, and slight benefits from improved productivity in manufacturing and changes in foreign currency.  These improvements were partially offset by a $20 million impact from the base volume decline and $10 million from extra days in fiscal 2016.

Engineered Materials	Fiscal Year
	2017	2016	$ Change	% Change
Net sales	$2,375	$1,627	$748	46%
Operating income	$316	$182	$134	74%
Operating income percentage of net sales	13%	11%

Net sales in the Engineered Materials segment increased by $748 million primarily attributed to acquisition net sales of $788 million, and selling price increases of $67 million due to the pass through of higher resin prices, partially offset by a $79 million negative impact from base volume declines, and $30 million from extra days in fiscal 2016.  The base volume decline is primarily attributed to our decisions to rationalize certain lower margin products that we acquired from AEP in order to maximize earnings.

The operating income increase of $134 million is primarily attributed to acquisition operating income of $62 million, a $71 million improvement in our product mix and price/cost spread, a $13 million decrease in selling, general and administrative expenses, and slight benefits from improved productivity in manufacturing and changes in foreign currency, partially offset by a negative $8 million impact from lower base volumes, a $6 million increase in depreciation and amortization expense, and $4 million from extra days in fiscal 2016.

Health, Hygiene & Specialties	Fiscal Year
	2017	2016	$ Change	% Change
Net sales	$2,369	$2,400	$(31)	(1)%
Operating income	$216	$196	$20	10%
Operating income percentage of net sales	9%	8%

Net sales in the Health, Hygiene & Specialties segment decreased by $31 million primarily attributed to extra days in fiscal 2016 of $25 million, selling price decreases of $23 million, and a slightly negative impact from foreign currency changes, partially offset by a $26 million positive impact from base volume improvements.

The operating income increase of $20 million is primarily attributed to a $27 million decrease in business integration and restructuring costs associated with the Avintiv acquisition, a $13 million improvement in productivity in manufacturing, a $12 million decrease in depreciation and amortization expense, a $5 million impact from base volumes, a $5 million decrease in selling, general and administrative expenses, and a slight benefit from changes in foreign currency. These improvements were partially offset by a $45 million decrease in our product mix and price/cost spread primarily related to inflation and market pressures within our South American business.
Consumer Packaging	Fiscal Year
	2017	2016	$ Change	% Change
Net sales	$2,351	$2,462	$(111)	(5)%
Operating income	$200	$203	$(3)	(1)%
Operating income percentage of net sales	9%	8%

Net sales in the Consumer Packaging segment decreased by $111 million primarily attributed to an $83 million negative impact from base volumes and $43 million from extra days in fiscal 2016, partially offset by selling price increases of $15 million due to the pass through of higher resin prices.  The volume decline was primarily attributed to general market softness and our continued focus on volume, price, and mix in order to optimize earnings.

The operating income decrease of $3 million is primarily attributed to a base volume decline of $17 million, an $11 million negative impact from productivity in manufacturing, $5 million from extra days in fiscal 2016, and a slight decrease in our product mix and price/cost spread, partially offset by a $17 million decrease in selling, general and administrative expenses related to synergies from cost reductions, a $10 million decrease in depreciation and amortization expense, and a $5 million decrease in business integration and restructuring expense.
Debt extinguishment	Fiscal Year
	2017	2016	$ Change	% Change
Debt extinguishment	$10	$4	$6	150%

Debt extinguishment increased by $6 million as a result of the fiscal 2017 term loan modifications.

Other expense (income), net	Fiscal Year
	2017	2016	$ Change	% Change
Other expense (income), net	$4	$(22)	$26	118%

The other expense (income) increase of $26 million is primarily attributed to a $10 million non-cash defined benefit pension plan settlement, a $6 million charge related to a valuation adjustment to the TRA in fiscal 2017, and a year over year decline of $17 million in transactional foreign currency gains related to the remeasurement of non-operating intercompany balances.

Interest expense	Fiscal Year
	2017	2016	$ Change	% Change
Interest expense, net	$269	$291	$(22)	(8)%

The interest expense decrease of $22 million is primarily attributed to reduced interest rates resulting from the term loan modifications.

Income tax expense	Fiscal Year
	2017	2016	$ Change	% Change
Income tax expense	$109	$72	$37	51%

The income tax expense increase of $37 million is primarily attributed to improved income before income taxes.  Our effective tax rate was 24% in fiscal 2017.  Our fiscal 2017 effective tax rate was lower than the U.S. federal statutory rate of 35% primarily due to a 2% benefit from lower tax rates in foreign jurisdictions, a 2% benefit from the U.S. research and development credit, a 7% benefit from share based compensation related to excess tax benefit deductions, and a 1% benefit from the Section 199 deduction.  These favorable items were partially offset by an increase of 1% from the foreign valuation allowance.

Comprehensive Income	Fiscal Year
	2017	2016	$ Change	% Change
Comprehensive Income	$420	$207	$213	103%

The $213 million increase in comprehensive income is primarily attributed to a $104 million increase in net income, a $47 million increase due to unrealized gains on the Company's pension plans, net of tax, a $35 million increase in currency translation gains, and a $27 million favorable change in the fair value of interest rate hedges, net of tax.  Currency translation gains are primarily related to non-U.S. subsidiaries with a functional currency other than the U.S. Dollar whereby assets and liabilities are translated from the respective functional currency into U.S. Dollars using period-end exchange rates.  The change in currency translation gains were primarily attributed to locations utilizing the Euro, Pound Sterling, and Brazilian Real as their functional currency.  Unrealized gains on pension plans in the current period were primarily attributable to actuarial gains from an increase in the underlying discount rate.  As part of the overall risk management, the Company uses derivative instruments to reduce exposure to changes in interest rates attributed to the Company's floating-rate borrowings and records changes to the fair value of these instruments in Accumulated other comprehensive income.  The change in fair value of these instruments in fiscal 2017 versus fiscal 2016 is primarily attributed to a change in the forward interest curve between measurement dates.

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

The net sales increase of $1,608 million is primarily attributed to acquisition net sales of $1,935 million, partially offset by a $237 million decline in selling prices due to the pass through of lower raw material costs, a negative $29 million impact from a less than 1% base volume decline, and a $61 million negative impact from foreign currency changes.

The operating income increase of $173 million is primarily attributed to a $117 million improvement in our product mix and price/cost spread including contribution from sourcing synergies, acquisition operating income of $118 million, and $10 million from net productivity improvements in manufacturing.  These improvements were partially offset by a $55 million increase in depreciation and amortization expense primarily related to purchase accounting adjustments associated with the Avintiv acquisition, a $12 million negative impact from foreign currency changes, a $6 million impact from the less than 1% base volume declines, and a slight increase in selling, general and administrative expenses.

Engineered Materials	Fiscal Year
	2016	2015	$ Change	% Change
Net sales	$1,627	$1,701	$(74)	(4)%
Operating income	$182	$149	$33	22%
Operating income percentage of net sales	11%	9%

Net sales in the Engineered Materials segment decreased by $74 million primarily attributed to selling price decreases of $73 million due to the pass through of lower resin prices and an $8 million unfavorable impact from currency translation partially offset by a $9 million impact from a 1.5% base volume improvement.  Increased shipping days in the first quarter had approximately 2.0% impact on fiscal 2016 volumes.

The operating income increase of $33 million is primarily attributed to a $39 million improvement in our product mix and price/cost spread, a $2 million improvement in productivity in manufacturing, and a slight decrease in selling, general and administrative expenses, partially offset by a $6 million non-cash legal reserve, and negative impact from foreign currency changes.  The improvement in selling, general and administrative expenses is primarily attributed cost reduction efforts partially offset by increased shipping days in the first quarter and higher accrued performance-based bonus expense.

Health, Hygiene & Specialties	Fiscal Year
	2016	2015	$ Change	% Change
Net sales	$2,400	$650	$1,750	269%
Operating income	$196	$59	$137	232%
Operating income percentage of net sales	8%	9%

Net sales in the Health, Hygiene & Specialties segment increased by $1,750 million primarily attributed to acquisition net sales of $1,935 million partially offset by selling price decreases of $86 million due to the pass through of lower resin prices, a $53 million unfavorable impact from foreign currency, and a negative $49 million impact from a 2.0% volume decline.  The volume decline is primarily attributed to a negative impact due to decreased shipping days in Avintiv's prior year December quarter, strategic pricing actions and improvements in the product mix in Europe.

The operating income increase of $137 million is primarily attributed to acquisition operating income of $118 million, a $63 million improvement in our product mix and price/cost spread including contribution from sourcing synergies, an $13 million increase from net productivity improvements in manufacturing, and a $11 million decrease in selling, general and administrative expenses, partially offset by a $40 million increase in depreciation and amortization expense primarily related to purchase accounting adjustments associated with the Avintiv acquisition, $7 million from base volume declines, an $10 million increase in business integration costs, and a $11 million unfavorable impact from foreign currency changes.  The increase in business integration expenses is the result of restructuring costs associated with the Avintiv acquisition and a $2 million impairment charge related to plant shutdowns.

Consumer Packaging	Fiscal Year
	2016	2015	$ Change	% Change
Net sales	$2,462	$2,530	$(68)	(3)%
Operating income	$203	$200	$3	2%
Operating income percentage of net sales	8%	8%

Net sales in the Consumer Packaging segment decreased by $68 million primarily attributed to selling price decreases of $78 million due to the pass through of lower resin prices, partially offset by improved base volumes.  Increased shipping days in the first quarter had approximately 2.0% favorable impact on volumes partially offset by product light-weighting, product redesign and softer consumer packaged food demand.

The operating income increase of $3 million is primarily attributed to a $19 million decrease in business integration and restructuring expenses, and a $15 million improvement in our product mix and price/cost spread, partially offset by a $15 million increase in selling, general and administrative expenses primarily attributed to increased shipping days in the first quarter and higher accrued performance-based bonus expense, a $14 million increase in depreciation and amortization expense, and a $4 million decline in operating performance in manufacturing. The decrease in business integration costs is the result of costs associated with the 2014 cost reduction plan recognized in fiscal 2015.
Debt extinguishment	Fiscal Year
	2016	2015	$ Change	% Change
Debt extinguishment	$4	$94	$(90)	(96)%

Debt extinguishment decreased by $90 million primarily due to tender and redemption costs associated with the discharge of the 9¾% second priority senior secured notes in fiscal 2015 compared with the amendments of our term loans that occurred in fiscal 2016.

Other expense (income), net	Fiscal Year
	2016	2015	$ Change	% Change
Other expense (income), net	$(22)	$1	$(23)	(2,300)%

The other expense (income) decrease of $23 million is primarily the result of translation gains of $27 million related to the remeasurement of non-operating intercompany balances, partially offset by $5 million in financing fees associated with the Avintiv acquisition.

Interest expense	Fiscal Year
	2016	2015	$ Change	% Change
Interest expense, net	$291	$191	$100	52%

Interest expense increased $100 million primarily as the result of the increased borrowings under the term loans and the 6% second priority senior secured notes issued in October 2015 to finance the Avintiv acquisition, partially offset by the net interest savings from the retirement of the 9¾% second priority senior secured notes and corresponding issuance of the 5 1/8% second priority senior secured notes in June 2015.

Income tax expense	Fiscal Year
	2016	2015	$ Change	% Change
Income tax expense	$72	$36	$36	100%

Our effective tax rate was 23% in fiscal 2016.  Our fiscal 2016 effective tax rate was lower than the U.S. federal statutory rate of 35% primarily due to a 5% benefit from the new share-based compensation accounting standard related to excess tax benefit deductions, a 5% benefit from lower tax rates in foreign jurisdictions, a 3% benefit from the U.S. research and development credit, a 3% benefit from a deemed liquidation of an investment which resulted in a worthless stock deduction, and a 3% benefit from the realization of foreign currency losses on the conversion of intercompany debt (not expected to be repaid in the foreseeable future) to equity.  These favorable items were partially offset by increases of 3% from U.S. state income taxes and 2% from the inclusion of foreign income for amounts subject to Subpart F and Section 956 of the U.S. tax code.

Comprehensive Income	Fiscal Year
	2016	2015	$ Change	% Change
Comprehensive Income	$207	$10	$197	1970	%

The $197 million increase in comprehensive income is primarily attributed to a $150 million increase in net income, a $44 million decrease in currency translation losses, and a $12 million favorable change in the fair value of interest rate hedges, net of tax, partially offset by an increase in unrealized losses on the Company's pension plans of $9 million, net of tax.  Currency translation losses are primarily related to non-U.S. subsidiaries with a functional currency other than the U.S. Dollar whereby assets and liabilities are translated from the respective functional currency into U.S. Dollars using period-end exchange rates.  The change in currency translation losses were primarily attributed to locations utilizing the Euro, Pound Sterling, and Brazilian Real as their functional currency.  Unrealized losses on pension plans in the current period were primarily attributable to actuarial losses from the reduction in the underlying discount rate and application of the new mortality tables.  As part of the overall risk management, the Company uses derivative instruments to reduce exposure to changes in interest rates attributed to the Company's floating-rate borrowings and records changes to the fair value of these instruments in Accumulated other comprehensive income.  The change in fair value of these instruments in fiscal 2016 versus fiscal 2015 is primarily attributed to a change in the forward interest curve between measurement dates.

Liquidity and Capital Resources

Term Loans

In January 2017, in order to finance the AEP acquisition, the Company entered into an incremental assumption agreement to increase the commitments under the existing term loan credit agreement by $500 million, maturing in January 2024.  Based on market conditions, from time to time, the Company may reprice existing term loans in order to lower interest rates.  As a result of repricing activities, each of the Company's term loans currently bear interest at LIBOR plus 2.25% with a 0% LIBOR floor.  All other terms remain unchanged (see footnote 3 to the Notes to the Consolidated Financial Statements incorporated herein).
Senior Secured Credit Facility

We manage our global cash requirements considering (i) available funds among the many subsidiaries through which we conduct business, (ii) the geographic location of our liquidity needs, and (iii) the cost to access international cash balances.  In March 2017, we entered into an agreement to increase our asset-based revolving line of credit that matures in May 2020 by $100 million to $750 million.  At the end of fiscal 2017, there was no outstanding balance on the revolving credit facility.  The Company was in compliance with all covenants at the end of fiscal 2017 (see footnote 3 to the Notes to the Consolidated Financial Statements incorporated herein).

Contractual Obligations and Off Balance Sheet Transactions

Our contractual cash obligations at the end of fiscal 2017 are summarized in the following table which does not give any effect to the tax receivable agreement, or income taxes payable as we cannot reasonably estimate the timing of future cash outflows associated with those commitments.

	Payments due by period as of the end of fiscal 2017
	Total	< 1 year	1-3 years	4-5 years	> 5 years
Long-term debt, excluding capital leases	$5,556	$5	$1,010	$824	$3,717
Capital leases (a)	146	33	60	41	12
Fixed interest rate payments	533	87	175	175	96
Variable interest rate payments (b)	630	153	270	168	39
Operating leases	426	64	104	80	178
Total contractual cash obligations	$7,291	$342	$1,619	$1,288	$4,042
(a)	Includes anticipated interest of $15 million over the life of the capital leases.
(b)	Based on applicable interest rates in effect end of fiscal 2017.

Cash Flows from Operating Activities

Net cash provided by operating activities increased $118 million from fiscal 2016 primarily attributed to improved net income before depreciation, amortization and other non-cash charges.

Net cash provided by operating activities increased $220 million from fiscal 2015 primarily attributed to higher net income before depreciation and amortization partially offset by lower debt extinguishment charges.

Cash Flows from Investing Activities

Net cash used in investing activities decreased $1,805 million from fiscal 2016 primarily attributed to the Avintiv acquisition in fiscal 2016, partially offset by the AEP and Adchem acquisitions in fiscal 2017.

Net cash used in investing activities increased $2,414 million from fiscal 2015 primarily attributed to the Avintiv acquisition and higher capital expenditures to support the larger consolidated business.

Cash Flows from Financing Activities

Net cash from financing activities decreased $2,043 million from fiscal 2016 primarily attributed to 2016 net borrowings related to the Avintiv acquisition and $78 million purchase of noncontrolling interest, partially offset by a higher TRA payment in fiscal 2017.

Net cash provided by financing activities increased $2,182 million from fiscal 2015 primarily attributed to incremental financing related to the Avintiv acquisition, partially offset by the $78 million purchase of non-controlling interest and repayment of $524 million on long-term borrowings.

Adjusted Free Cash Flow

We define "Adjusted free cash flow" as cash flow from operating activities less net additions to property, plant and equipment and payments of the tax receivable agreement.

Based on our definition, our consolidated adjusted free cash flow is summarized as follows:

	Years Ended
	September 30, 2017	October 1, 2016	September 26, 2015
Cash flow from operating activities	$975	$857	$637
Net additions to property, Additions to property, plant and equipment, net	(263)	(283)	(162)
Payments of tax receivable agreement	(111)	(57)	(39)
Adjusted free cash flow	$601	$517	$436

Adjusted free cash flow, as presented in this document, is a supplemental financial measure that is not required by, or presented in accordance with, generally accepted accounting principles in the U.S. ("GAAP").  Adjusted free cash flow is not a GAAP financial measure and should not be considered as an alternative to cash flow from operating activities or any other measure determined in accordance with GAAP.   We use Adjusted free cash flow as a measure of liquidity because it assists us in assessing our company's ability to fund its growth through its generation of cash, and believe it is useful to investors for such purpose. In addition, Adjusted free cash flow and similar measures are widely used by investors, securities analysts and other interested parties in our industry to measure a company's liquidity.  Adjusted free cash flow may be calculated differently by other companies, including other companies in our industry, limiting its usefulness as a comparative measure.

Liquidity Outlook

At the end of fiscal 2017, our cash balance was $306 million, of which approximately 92% was located outside the U.S.  The Company has deemed cash located outside the U.S. to be indefinitely reinvested and will use for future international expansion.  We believe our existing U.S. based cash and cash flow from U.S. operations, together with available borrowings under our senior secured credit facilities, will be adequate to meet our liquidity needs over the next twelve months.  We do not expect our free cash flow to be sufficient to cover all long-term debt obligations and intend to refinance these obligations prior to maturity.  However, we cannot predict our future results of operations and our ability to meet our obligations involves numerous risks and uncertainties, including, but not limited to, those described in the "Risk Factors" section in this Form 10-K.

Critical Accounting Policies and Estimates

We disclose those accounting policies that we consider to be significant in determining the amounts to be utilized for communicating our consolidated financial position, results of operations and cash flows in the first note to our consolidated financial statements included elsewhere herein.  Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S.  The preparation of financial statements in conformity with these principles requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes.  Our estimates and judgments are based on historical experience and on various other factors that are believed to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition.  Revenue from the sales of products is recognized at the time title and risks and rewards of ownership pass to the customer (either when the products reach the free-on-board shipping point or destination depending on the contractual terms), there is persuasive evidence of an arrangement, the sales price is fixed and determinable and collection is reasonably assured.

Accrued Rebates.  We offer various rebates to our customers in exchange for their purchases.  These rebate programs are individually negotiated with our customers and contain a variety of different terms and conditions.  Certain rebates are calculated as flat percentages of purchases, while others include tiered volume incentives.  These rebates may be payable monthly, quarterly, or annually.  The calculation of the accrued rebate balance involves significant management estimates, especially where the terms of the rebate involve tiered volume levels that require estimates of expected annual sales.  These provisions are based on estimates derived from current program requirements and historical experience.  We use all available information when calculating these reserves.  Our accrual for customer rebates was $58 million and $54 million as of the end of fiscal 2017 and 2016, respectively.

Impairments of Long-Lived Assets.  In accordance with the guidance from the FASB for the impairment or disposal of long-lived assets we review long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable.  Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts.  The impairment loss is measured by comparing the fair value of the asset to its carrying amount.  We recognized non-cash asset impairment of long-lived assets of $2 million, $3 million and $2 million in fiscal 2017, 2016 and 2015, respectively.

Goodwill and Other Indefinite Lived Intangible Assets.  We evaluate goodwill using a qualitative assessment to determine whether it is more likely than not that the fair value of any reporting unit is less that the carrying amount.  If we determine that the fair value of the reporting unit may be less than its carrying amount, we evaluate the goodwill of that reporting unit using the one-step impairment test.  Otherwise, we conclude that no impairment is indicated and no further impairment test is performed.
For purposes of conducting our evaluation, we have seven reporting units, Health, Hygiene & Specialties ("HHS") – North America, HHS – South America, HHS – Europe, HHS – Asia, Consumer Packaging, Engineered Materials, and Tapes.  We determined that each of the components within our respective reporting units should be aggregated and tested at the respective level as one reporting unit.  We reached this conclusion, because within each of our reporting units we have similar products, production processes, markets served, geographic region, and/or management oversight which allows us to share assets and resources across the components.  We regularly re-align our production equipment and manufacturing facilities in order to take advantage of cost savings opportunities, obtain synergies and create manufacturing efficiencies.  We utilize our research and development centers, design center, tool shops, and graphics center which all provide benefits to each of the reporting units and work on new products that can benefit multiple components.  We also believe that the goodwill is recoverable from the overall operations of the unit given the synergies from leveraging the combined resources, common raw materials, common research and development, similar margins, management oversight and similar distribution methodologies.

In conducting a qualitative assessment, we analyze a variety of events or factors that may influence the fair value of the reporting unit, including, but not limited to the results of prior quantitative tests performed; changes in the carrying amount of the reporting unit; operating results; relevant market data for both the Company and its peer companies; industry outlooks; macroeconomic conditions; liquidity; changes in key personnel; and our competitive position.  Significant judgment is used to evaluate the totality of these events and factors to make the determination of whether it is more likely than not that the fair value of the reporting unit is less than its carrying value.
We completed our qualitative screen as of the first day of the fourth fiscal quarter and determined that it was more likely than not that the fair value of each of our reporting, with the exception of HHS-South America and HHS-Asia, was greater than the carrying value.  We reached this conclusion based on the increased valuations within the packaging industry and operating results of our reporting units, in addition to leveraging the step one test performed in fiscal 2016 in conjunction with the Avintiv acquisition and our segment re-alignment.  The identified increased valuations within the plastics industry is supported by the Company's increase in stock price, market capitalization, and total enterprise value.
Based on the results of prior year quantitative tests performed and macroeconomic pressures in South America, we concluded that step one was necessary for the HHS – South America and HHS – Asia reporting units.  The reporting unit's fair value is estimated based on a market approach and a discounted cash flow analysis and is reconciled back to the current market capitalization for Berry Global Group to ensure that the implied control premium is reasonable.  Our forecasts included overall revenue growth of 4-8% through and including the terminal year, which is 4%, and capital expenditure levels consistent with historical spend.  The fair value of the HHS – South America and HHS – Asia reporting unit exceeded their carrying value by 9% and 49%, respectively, and thus no impairment was recorded.  However, an incremental sustained declines of 10%-15% in earnings, or future declines in our peer companies, market capitalizations, or total enterprise value, as well as lower valuation market multiples could impact future impairment tests or may require a more frequent assessment.
The Company's fair value, carrying value, and goodwill balance for reporting units subject to step 1 of the annual goodwill impairment test for fiscal 2017 are as follows:

	Fair Value July 1, 2017	Carrying Value July 1, 2017	Goodwill as of September 30, 2017
HHS – South America	390	359	107
HHS – Asia	530	356	75

We also performed our annual impairment test for fiscal 2017 of our indefinite lived intangible assets, which relates to the "Berry Global," "Reemay," "Typar," and "Chicopee" trade names.  We performed a qualitative screen for the Berry Global tradename, which totaled $207 million at September 30, 2017 and a quantitative assessment for the recently acquired Avintiv tradenames that were valued on October 1, 2015 when acquired.  The fair value is estimated based on the income approach using the revenue streams associated with each trade name. Our forecasted revenue growth for the Berry trade name ranged from 0-3% through and including the terminal year.  In conducting our qualitative screen, we did not observe any changes in our long-term forecasted revenue growth for the Reemay and Typar trade names which ranged from 3-4%, and for the Chicopee trade name which was 1%.  Future declines in revenue or operating performance could impact future impairment tests and our ability to recover the fair value of our indefinite lived tradenames.

Deferred Taxes and Effective Tax Rates.  We estimate the effective tax rates ("ETR") and associated liabilities or assets for each of our legal entities of ours in accordance with authoritative guidance.  We use tax planning to minimize or defer tax liabilities to future periods.  In recording ETRs and related liabilities and assets, we rely upon estimates, which are based upon our interpretation of U.S. and local tax laws as they apply to our legal entities and our overall tax structure.  Audits by local tax jurisdictions, including the U.S. Government, could yield different interpretations from our own and cause the Company to owe more taxes than originally recorded.  For interim periods, we accrue our tax provision at the ETR that we expect for the full year.  As the actual results from our various businesses vary from our estimates earlier in the year, we adjust the succeeding interim periods' ETRs to reflect our best estimate for the year-to-date results and for the full year.  As part of the ETR, if we determine that a deferred tax asset arising from temporary differences is not likely to be utilized, we will establish a valuation allowance against that asset to record it at its expected realizable value.  In multiple foreign jurisdictions, the Company believes that it will not generate sufficient future taxable income to realize the related tax benefits.  The Company has provided a full valuation allowance against its foreign net operating losses included within the deferred tax assets in multiple foreign jurisdictions.  The Company has not provided a valuation allowance on its federal net operating losses in the U.S. because it has determined that future reversals of its temporary taxable differences will occur in the same periods and are of the same nature as the temporary differences giving rise to the deferred tax assets.  Changes in our valuation allowance could also impact our tax receivable agreement obligation.  Our valuation allowance against deferred tax assets was $93 million and $82 million as of the end of fiscal 2017 and 2016, respectively.

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

Interest Rate Sensitivity

We are exposed to market risk from changes in interest rates primarily through our senior secured credit facilities.  At September 30, 2017, our senior secured credit facilities are comprised of $4.0 billion in term loans and a $750 million revolving credit facility with no borrowings outstanding.  The borrowings under the senior secured credit facilities bear interest at a rate equal to an applicable margin plus LIBOR.  The applicable margin for LIBOR rate borrowings under the revolving credit facility ranges from 1.25% to 1.75%, and the margin for all of the term loans are 2.25% per annum with a 0% LIBOR floor.  At September 30, 2017, the LIBOR rate of approximately 1.23% was applicable to the term loans.  A 0.25% change in LIBOR would increase our annual interest expense by $4 million on variable rate term loans.

We seek to minimize interest rate volatility risk through regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. These financial instruments are not used for trading or other speculative purposes.  As of year-end, the Company effectively had (1) a $450 million interest rate swap transaction that swaps a one-month variable LIBOR contract for a fixed annual rate of 2.00%, with an effective date in May 2017 and expiration in May 2022, (2) a $1 billion interest rate swap transaction that swaps a one-month variable LIBOR contract for a fixed annual rate of 1.5190% with an effective date in March 2017 and expiration in June 2019, (3) a $1 billion interest rate swap transaction that swaps a one-month variable LIBOR contract for a fixed annual rate of 2.0987% with an effective date in February 2017 and expiration in September 2021.

Foreign Currency Exchange Rates

As a global company, we face foreign currency risk exposure from fluctuating currency exchange rates, primarily the U.S. dollar against the euro, Brazilian real, Argentine peso, Chinese yuan, Canadian dollar and Mexican peso.  Significant fluctuations in currency rates can have a substantial impact, either positive or negative, on our revenue, cost of sales, and operating expenses.  Currency translation gains and losses are primarily related to non-U.S. subsidiaries with a functional currency other than U.S. dollars whereby assets and liabilities are translated from the respective functional currency into U.S. dollars using period-end exchange rates and impact our Comprehensive income.  A 10% decline in foreign currency exchange rates would have a negative $6 million impact on our Net Income.  While future consolidated results of operations could be materially impacted by future fluctuations in currency rates, we may attempt to manage our foreign currency risk on our anticipated cash movements by entering into foreign currency forward contracts to offset potential foreign exchange gains or losses.  As of year-end we had no outstanding foreign currency contracts as these contracts are typically entered into and settled within the given quarter.

In November 2017, we entered into certain cross-currency swap agreements with a notional amount of 250 million euro to effectively convert a portion of our fixed-rate USD denominated term loans, including the monthly interest payments, to fixed rate euro-denominated debt.  The swap agreements mature May 2022.  The risk management objective is to manage foreign currency risk relating to net investments in subsidiaries denominated in euros and reduce the variability in the functional currency cash flows of a portion of our term loans.

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

In connection with the preparation of this Form 10-K, management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2017.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of September 30, 2017.

Management's Report on Internal Controls over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013 Framework). The Company acquired AEP and Adchem during fiscal 2017, and management has excluded AEP and Adchem's internal control over financial reporting from our assessment of the effectiveness of our internal control as of September 30, 2017.  AEP and Adchem represent approximately 8% of our consolidated assets as of September 30, 2017 and approximately 11% of our consolidated net sales for fiscal 2017.

Based on this assessment, management concluded that as of September 30, 2017, the Company's internal control over financial reporting was effective.  In addition, Ernst & Young LLP as of September 30, 2017, the Company's independent registered public accounting firm, provided an attestation report on the Company's internal control over financial reporting.
Changes in Internal Controls over Financial Reporting

During fiscal 2017, we developed and implemented new control procedures designed to address the ineffectiveness identified as of the end of fiscal 2016 related to the timeliness of our annual income tax provision process and the adequacy of written documentation around aspects of our foreign tax provisions.  These changes included allocating resources internally to allow us to accelerate the timing of the completion of foreign tax provisions and increasing the level of written documentation related to all aspects of the income tax provision process.

In fiscal 2017, we acquired 100% of the capital stock of AEP which added 14 facilities, 1 of which is located outside the U.S, as well as Adchem Corp's tapes business which added 1 facility.  The Company is in the process of migrating AEP and Adchem's operations into their shared service center, migrating information technology platforms and standardizing control procedures across the overall operations and expect this to continue during fiscal 2018.

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as described above.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Except as set forth below, the information required by this Item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with the 2018 Annual Meeting of Stockholders.

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

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with the 2018 Annual Meeting of Stockholders.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item, is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with the 2018 Annual Meeting of Stockholders.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with the 2018 Annual Meeting of Stockholders.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with the 2018 Annual Meeting of Stockholders.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements

The financial statements listed under Item 8 are filed as part of this report.

2.	Financial Statement Schedules

Schedules have been omitted because they are either not applicable or the required information has been disclosed in the financial statements or notes thereto.

3.	Exhibits

The exhibits listed on the Exhibit Index immediately following the signature page of this annual report are filed as part of this report.

Item 16.	FORM 10-K SUMMARY

None.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Berry Global Group, Inc.

We have audited the accompanying consolidated balance sheets of Berry Global Group, Inc. (formerly known as Berry Plastics Group, Inc.) as of September 30, 2017, and October 1, 2016, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity (deficit) and cash flows for each of the three years in the period ended September 30, 2017. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Berry Global Group, Inc. at September 30, 2017, and October 1, 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Berry Global Group, Inc.'s internal control over financial reporting as of September 30, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission "(2013 framework)" and our report dated November 21, 2017, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Indianapolis, Indiana
November 21, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Berry Global Group, Inc.

We have audited Berry Global Group, Inc.'s (formerly known as Berry Plastics Group, Inc.) internal control over financial reporting as of September 30, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission "(2013 framework)" (the COSO criteria). Berry Global Group, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management's Report on Internal Controls over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include internal controls of AEP Industries, Inc. and Adchem Corp., which are included in the 2017 consolidated financial statements of Berry Global Group, Inc. and constituted 8% of total assets as of September 30, 2017 and 11% of net sales for the year then ended. Our audit of internal control over financial reporting of Berry Global Group, Inc. also did not include an evaluation of internal control over financial reporting of AEP and Adchem.

In our opinion, Berry Global Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Berry Global Group, Inc. as of September 30, 2017 and October 1, 2016, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity (deficit) and cash flows for each of the three years in the period ended September 30, 2017 of Berry Global Group, Inc. and our report dated November 21, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Indianapolis, Indiana
November 21, 2017

Berry Global Group, Inc.
Consolidated Statements of Income
(in millions of dollars)

	Fiscal years ended
	September 30, 2017	October 1, 2016	September 26, 2015
Net sales	$7,095	$6,489	$4,881
Costs and expenses:
Cost of goods sold	5,691	5,202	4,012
Selling, general and administrative	494	531	357
Amortization of intangibles	154	143	91
Restructuring and impairment charges	24	32	13
Operating income	732	581	408

Debt extinguishment	10	4	94
Other (income) expense, net	4	(22)	1
Interest expense, net	269	291	191
Income before income taxes	449	308	122
Income tax expense	109	72	36
Net income	$340	$236	$86
Net income per share:
Basic (see footnote 14)	$2.66	$1.95	$0.72
Diluted (see footnote 14)	$2.56	$1.89	$0.70

Berry Global Group, Inc.
Consolidated Statements of Comprehensive Income
(in millions of dollars)

	Fiscal years ended
	September 30, 2017	October 1, 2016	September 26, 2015
Net income	$340	$236	$86
Currency translation	34	(1)	(45)
Defined benefit pension and retiree health benefit plans	38	(23)	(16)
Interest rate hedges	28	(14)	(33)
Provision for income taxes related to other comprehensive income items	(20)	9	18
Other comprehensive income, net of tax	80	(29)	(76)
Comprehensive income	$420	$207	$10

See notes to consolidated financial statements.

Berry Global Group, Inc.
Consolidated Balance Sheets
(in millions of dollars)

	September 30, 2017	October 1, 2016
Assets
Current assets:
Cash and cash equivalents	$306	$323
Accounts receivable, net	847	704
Inventories	762	660
Prepaid expenses and other current assets	89	105
Total current assets	2,004	1,792
Property, plant and equipment, net	2,366	2,224
Goodwill and intangible assets, net	4,061	3,606
Other assets	45	31
Total assets	$8,476	$7,653

Liabilities
Current liabilities:
Accounts payable	$638	$539
Accrued expenses and other current liabilities	463	449
Current portion of long-term debt	33	43
Total current liabilities	1,134	1,031
Long-term debt, less current portion	5,608	5,712
Deferred income taxes	419	272
Other long-term liabilities	300	417
Total liabilities	7,461	7,432
Commitments and contingencies

Stockholders' Equity:
Common stock: (130.9 and 122.0 shares issued, respectively)	1	1
Additional paid-in capital	823	449
Non-controlling interest	3	3
Retained earnings (deficit)	256	(84)
Accumulated other comprehensive loss	(68)	(148)
Total stockholders' equity	1,015	221
Total liabilities and stockholders' equity	$8,476	$7,653

See notes to consolidated financial statements.

Berry Global Group, Inc.
Consolidated Statements of Changes in Stockholders' Equity (Deficit)
(in millions of dollars)

	Common Stock	Additional Paid-in Capital	Non-Controlling Interest	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)	Total
Balance at September 27, 2014	$1	$367	$3	$(43)	$(442)	$(114)
Stock compensation expense	—	21	—	—	—	21
Proceeds from issuance of common stock	—	18	—	—	—	18
Interest rate hedge, net of tax	—	—	—	(21)	—	(21)
Net income attributable to the Company	—	—	—	—	86	86
Currency translation	—	—	—	(45)	—	(45)
Defined benefit pension and retiree health benefit plans, net of tax	—	—	—	(10)	—	(10)
Balance at September 26, 2015	$1	$406	$3	$(119)	$(356)	$(65)
Stock compensation expense	—	20	—	—	—	20
Cumulative effect of excess tax benefit from the adoption of ASU 2016-09	—	—	—	—	36	36
Proceeds from issuance of common stock	—	26	—	—	—	26
Interest rate hedge, net of tax	—	—	—	(9)	—	(9)
Net income attributable to the Company	—	—	—	—	236	236
Currency translation	—	—	—	(1)	—	(1)
Defined benefit pension and retiree health benefit plans, net of tax	—	—	—	(19)	—	(19)
Other equity	—	(3)	—	—	—	(3)
Balance at October 1, 2016	$1	$449	$3	$(148)	$(84)	$221
Stock compensation expense	—	20	—	—	—	20
Proceeds from issuance of common stock	—	31	—	—	—	31
Interest rate hedge, net of tax	—	—	—	18	—	18
Net income attributable to the Company	—	—	—	—	340	340
Currency translation	—	—	—	34	—	34
Defined benefit pension and retiree health benefit plans, net of tax	—	—	—	28	—	28
Equity issuance, net (see Footnote 2)	—	323	—	—	—	323
Balance at September 30, 2017	$1	$823	$3	$(68)	$256	$1,015

See notes to consolidated financial statements.

Berry Global Group, Inc.
   Consolidated Statements of Cash Flows
(in millions of dollars)

	Fiscal years ended
	September 30, 2017	October 1, 2016	September 26, 2015

Cash Flows from Operating Activities:
Net income	$340	$236	$86

Adjustments to reconcile net cash from operating activities:
Depreciation	367	382	259
Amortization of intangibles	154	143	91
Non-cash interest expense	9	9	6
Debt extinguishment	10	4	94
Stock compensation expense	20	20	21
Deferred income tax	5	31	26
Other non-cash operating activities, net	15	(13)	2
Changes in operating assets and liabilities:
Accounts receivable, net	(41)	(34)	46
Inventories	10	9	74
Prepaid expenses and other assets	27	21	(8)
Accounts payable and other liabilities	59	49	(60)
Net cash from operating activities	975	857	637

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(269)	(288)	(180)
Proceeds from sale of assets	6	5	18
Acquisition of business, net of cash acquired	(515)	(2,283)	(3)
Other investing activities, net	4	(13)	—
Net cash from investing activities	(774)	(2,579)	(165)

Cash Flows from Financing Activities:
Proceeds from long-term borrowings	495	2,490	693
Repayment of long-term borrowings	(636)	(524)	(951)
Proceeds from issuance of common stock	31	26	18
Payment of tax receivable agreement	(111)	(57)	(39)
Debt financing costs	(5)	(40)	(86)
Purchase of non-controlling interest	—	(78)	—
Net cash from financing activities	(226)	1,817	(365)
Effect of currency translation on cash	8	—	(8)
Net change in cash and cash equivalents	(17)	95	99
Cash and cash equivalents at beginning of period	323	228	129
Cash and cash equivalents at end of period	$306	$323	$228

See notes to consolidated financial statements.

Berry Global Group, Inc.
Notes to Consolidated Financial Statements
(in millions of dollars, except as otherwise noted)

1.  Basis of Presentation and Summary of Significant Accounting Policies

Background

Berry Global Group, Inc. ("Berry," "we," or the "Company") is a leading provider of value-added engineered materials, nonwoven specialty materials and consumer packaging with a track record of delivering high-quality customized solutions to our customers.  We sell our products predominantly into stable, consumer-oriented end-markets, such as healthcare, personal care, and food and beverage.  Our customers consist of a diverse mix of leading global, national, mid-sized regional and local specialty businesses.  The size and scope of our customer network allows us to introduce new products we develop or acquire to a vast audience that is familiar with our business.

Effective April 2017, the Company changed its name from Berry Plastics Group, Inc. to Berry Global Group, Inc.  The new name is reflected throughout this Form 10-K.  Common Shares of the Company stock continue to be traded on the New York Stock Exchange under the symbol BERY.  In addition, Berry Plastics Corporation, a wholly owned subsidiary, changed its name to Berry Global, Inc.

Basis of Presentation

Periods presented in these financial statements include fiscal periods ending September 30, 2017 ("fiscal 2017"), October 1, 2016 ("fiscal 2016"), and September 26, 2015 ("fiscal 2015").  The Company's customers are located principally throughout the U.S., without significant concentration with any one customer.  The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral.  Fiscal 2017 and fiscal 2015 were fifty-two week periods, and fiscal 2016 was a fifty-three week period.  The Company has evaluated subsequent events through the date the financial statements were issued.

The consolidated financial statements include the accounts of Berry and its subsidiaries, all of which includes our wholly owned and majority owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.  Where our ownership of consolidated subsidiaries is less than 100% the non-controlling interests are reflected in Non-controlling interest.

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

Purchases of Raw Materials and Concentration of Risk

The Company's most significant raw material used in the production of its products is plastic resin.  The largest supplier of the Company's total resin material requirements represented approximately 15% of purchases in fiscal 2017.  The Company uses a variety of suppliers to meet its resin requirements.

Research and Development

Research and development costs are expensed when incurred.  The Company incurred research and development expenditures of $45 million, $48 million, and $33 million in fiscal 2017, 2016, and 2015, respectively.

Stock-Based Compensation

The compensation guidance of the FASB requires that the compensation cost relating to share-based payment transactions be recognized in financial statements based on alternative fair value models.  The share-based compensation cost is measured based on the fair value of the equity or liability instruments issued.  The Company's share-based compensation plan is more fully described in Note 12.  The Company recorded total stock compensation expense of $20 million, $20 million, and $21 million for fiscal 2017, 2016, and 2015, respectively.

The Company utilizes the Black-Scholes option valuation model for estimating the fair value of the stock options.  The model allows for the use of a range of assumptions.  Expected volatilities utilized in the Black-Scholes model are based on implied volatilities from traded stocks of peer companies. Similarly, the dividend yield is based on historical experience and the estimate of future dividend yields.  The risk-free interest rate is derived from the U.S. Treasury yield curve in effect at the time of grant.  The Company's options have a ten year contractual life.  For purposes of the valuation model in fiscal years 2017, 2016, and 2015, the Company used the simplified method for determining the granted options expected lives (see footnote 12).

Foreign Currency

For the non-U.S. subsidiaries that account in a functional currency other than U.S. Dollars, assets and liabilities are translated into U.S. Dollars using period-end exchange rates.  Sales and expenses are translated at the average exchange rates in effect during the period.  Foreign currency translation gains and losses are included as a component of Accumulated other comprehensive income (loss) within stockholders' equity.  Gains and losses resulting from foreign currency transactions are included in the Consolidated Statements of Income.

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

	2017	2016	2015
Allowance for doubtful accounts, beginning	$8	$3	$3
Acquisition allowance for doubtful accounts	5	6	—
Bad debt expense	1	1	2
Write-offs against allowance	(1)	(2)	(2)
Allowance for doubtful accounts, ending	$13	$8	$3

Accounts Receivable Factoring Agreements

The Company has entered into various factoring agreements, both in the U.S. and at a number of foreign subsidiaries, to sell certain receivables to unrelated third-party financial institutions. The Company accounts for these transactions in accordance with ASC 860, "Transfers and Servicing" ("ASC 860").  ASC 860 allows for the ownership transfer of accounts receivable to qualify for sale treatment when the appropriate criteria is met, which permits the Company to present the balances sold under the program to be excluded from Accounts receivable, net on the Consolidated Balance Sheets.  Receivables are considered sold when (i) they are transferred beyond the reach of the Company and its creditors, (ii) the purchaser has the right to pledge or exchange the receivables, and (iii) the Company has surrendered control over the transferred receivables.  In addition, the Company provides no other forms of continued financial support to the purchaser of the receivables once the receivables are sold.

There were no amounts outstanding from financial institutions related to U.S. based programs at September 30, 2017 or October 1, 2016.  Gross amounts factored under these U.S. based programs at September 30, 2017 and October 1, 2016 were $129 million and $118 million, respectively.  The fees associated with transfer of receivables for all programs were not material for any of the periods presented.

Inventories

Inventories are stated at the lower of cost or market and are valued using the first-in, first-out method.  Management periodically reviews inventory balances, using recent and future expected sales to identify slow-moving and/or obsolete items. The cost of spare parts is charged to cost of goods sold when purchased.  We evaluate our reserve for inventory obsolescence on a quarterly basis and review inventory on-hand to determine future salability.  We base our determinations on the age of the inventory and the experience of our personnel.  We reserve inventory that we deem to be not salable in the quarter in which we make the determination.  We believe, based on past history and our policies and procedures, that our net inventory is salable.  Inventory as of fiscal 2017 and 2016 was:

Inventories:	2017	2016
Finished goods	$428	$397
Raw materials	334	263
	$762	$660

Property, Plant and Equipment

Property, plant and equipment are stated at cost.  Depreciation is computed primarily by the straight-line method over the estimated useful lives of the assets ranging from 5 to 25 years for buildings and improvements, 2 to 10 years for machinery, equipment, and tooling and over the term of the agreement for capital leases.  Leasehold improvements are depreciated over the shorter of the useful life of the improvement or the lease term.  Repairs and maintenance costs are charged to expense as incurred.  The Company capitalized interest of $7 million, $6 million, and $6 million in fiscal 2017, 2016, and 2015, respectively.  Property, plant and equipment as of fiscal 2017 and 2016 was:

Property, plant and equipment:	2017	2016
Land, buildings and improvements	$792	$667
Equipment and construction in progress	3,895	3,552
	4,687	4,219
Less accumulated depreciation	(2,321)	(1,995)
	$2,366	$2,224

Long-lived Assets

Long-lived assets, including property, plant and equipment and definite lived intangible assets are reviewed for impairment in accordance with ASC 360, "Property, Plant and Equipment," whenever facts and circumstances indicate that the carrying amount may not be recoverable.  Specifically, this process involves comparing an asset's carrying value to the estimated undiscounted future cash flows the asset is expected to generate over its remaining life.  If this process were to result in the conclusion that the carrying value of a long-lived asset would not be recoverable, a write-down of the asset to fair value would be recorded through a charge to operations.  Fair value is determined based upon discounted cash flows or appraisals as appropriate.  Long-lived assets that are held for sale are reported at the lower of the assets' carrying amount or fair value less costs related to the assets' disposition.  We recorded impairment charges totaling $2 million, $3 million, and $2 million to property, plant and equipment assets to their net realizable valuables in connection with facility shutdowns during fiscal years 2017, 2016, and 2015, respectively.

Goodwill

The Company follows the principles provided by ASC 350, "Intangibles - Goodwill and Other."  Goodwill is not amortized but rather reviewed annually for impairment.  In connection with the Company's segment re-alignment, the Company performed a goodwill assessment before and after the segment realignment to determine if any impairment was present, noting that in each case the fair value of the reporting unit for each of historical reporting units exceeded its carrying value.  The Company performed their annual impairment evaluation on the first day of the fourth fiscal quarter.  For purposes of conducting our annual goodwill impairment test, the Company determined that we have seven reporting units, Health, Hygiene & Specialties ("HHS") – North America, HHS – South America, HHS – Europe, HHS – Asia, Consumer Packaging, Engineered Materials, and Tapes.  We determined that each of the components within our respective reporting units should be aggregated for our Consumer Packaging, Engineered Materials and Tapes reporting units.  We reached this conclusion because within each of these three reporting units, we have similar products, management oversight, production processes, markets served, and/or common geographic region which allow us to share resources across the product lines.  We regularly re-align our production equipment and manufacturing facilities in order to take advantage of cost savings opportunities, obtain synergies and create manufacturing efficiencies.  In addition, we utilize our research and development centers, design center, tool shops, and graphics center which all provide benefits to each of the reporting units and work on new products that can benefit multiple product lines.  We also believe that the goodwill is recoverable from the overall operations of the unit given our synergies from leveraging the combined resources, common raw materials, common research and development, similar margins and similar distribution methodologies.  In our HHS segment, we operate in four geographical regions where our management teams for each geography oversee the operations and allocate the resources across the entire region.  In fiscal year 2017, the Company applied the qualitative assessment to determine whether it is more likely than not that the fair value of the reporting units may be less than the carrying amount, and concluded that it was more likely than not that the fair value of each reporting unit exceeded the carrying amount except for the HHS-South America and HHS-Asia reporting units due to prior year quantitative tests performed and macroeconomic pressures in South America.  The Company completed step 1 in fiscal 2017, which concluded the fair value of the HHS – South America and HHS – Asia reporting units exceeded their carrying value by 9% and 49%, respectively, and thus no impairment was recorded.  However, an incremental sustained decline of 10%-15% in earnings, or future declines in our peer companies, market capitalizations, or total enterprise value, as well as lower valuation market multiples could impact future impairment tests or may require a more frequent assessment.  In fiscal year 2016, due to the segment realignment, the Company opted to perform a step 1 quantitative evaluation in accordance with ASC 350 to establish a baseline for the fair value of each reporting unit.  The Company utilizes a combination of the discounted cash flow analysis and comparable company valuation methods to determine the fair values of its reporting units in accordance with ASC 820.  The Company determined that the fair value of each reporting unit exceeded its carrying amount.  In fiscal 2015, the Company applied the qualitative assessment and determined that it is more likely than not that the fair value of each reporting unit exceeded its carrying amount.  The Company has recognized cumulative goodwill impairment charges of $165 million, which occurred in fiscal 2011.

The changes in the carrying amount of goodwill by reportable segment are as follows:
	Consumer Packaging	Health, Hygiene & Specialties	Engineered Materials	Total
Balance as of fiscal 2015	$1,520	$48	$84	$1,652
Foreign currency translation adjustment	—	13	1	14
Acquisitions, net	—	740	—	740
Balance as of fiscal 2016	$1,520	$801	$85	$2,406
Segment re-alignment	(110)	7	103	—
Foreign currency translation adjustment	1	11	(1)	11
Acquisitions, net	—	—	358	358
Balance as of fiscal 2017	$1,411	$819	$545	$2,775

Deferred Financing Fees

Deferred financing fees are amortized to interest expense using the effective interest method over the lives of the respective debt agreements.  Pursuant to ASC 835-30 the Company presents $48 million of debt issuance and deferred financing costs on the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge.  In addition, the remaining $3 million of deferred charges, which relate to the Company's revolving line of credit, are presented in Other assets.

Intangible Assets

Customer relationships are being amortized using an accelerated amortization method which corresponds with the customer attrition rates used in the initial valuation of the intangibles over the estimated life of the relationships which range from 5 to 15 years. Definite lived trademarks are being amortized using the straight-line method over the estimated life of the asset which is not more than 15 years.  Other intangibles, which include technology and licenses, are being amortized using the straight-line method over the estimated life of the asset which ranges from 5 to 14 years.  The Company evaluates the remaining useful life of intangible assets on a periodic basis to determine whether events and circumstances warrant a revision to the remaining useful life.  Trademarks that are expected to remain in use, which are indefinite lived intangible assets, are required to be reviewed for impairment annually.  The Company has certain trademarks that total approximately $248 million that are indefinite lived and we test annually for impairment on the first day of the fourth quarter.  We completed the annual impairment test of our indefinite lived trade names utilizing the relief from royalty method on the first day of the fourth quarter for each of our indefinite lived assets and noted no impairment in fiscal 2017, 2016 and 2015.

	Customer Relationships	Trademarks	Other Intangibles	Accumulated Amortization	Total
Balance as of fiscal 2015	$1,159	$281	$106	$(853)	$693
Adjustment for income taxes	(3)	—	—	—	(3)
Foreign currency translation adjustment	11	—	1	(2)	10
Amortization expense	—	—	—	(143)	(143)
Acquisition intangibles	523	45	75	—	643
Balance as of fiscal 2016	$1,690	$326	$182	$(998)	$1,200

Adjustment for income taxes	—	1	—	—	1
Foreign currency translation adjustment	6	(1)	1	(3)	3
Amortization expense	—	—	—	(154)	(154)
Acquisition intangibles	226	9	1	—	236
Balance as of fiscal 2017	$1,922	$335	$184	$(1,155)	$1,286

Insurable Liabilities

The Company records liabilities for the self-insured portion of workers' compensation, health, product, general and auto liabilities.  The determination of these liabilities and related expenses is dependent on claims experience.  For most of these liabilities, claims incurred but not yet reported are estimated based upon historical claims experience.

Income Taxes

The Company accounts for income taxes under the asset and liability approach, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequence of events that have been recognized in the Company's financial statements or income tax returns.  Income taxes are recognized during the period in which the underlying transactions are recorded.  Deferred taxes, with the exception of non-deductible goodwill, are provided for temporary differences between amounts of assets and liabilities as recorded for financial reporting purposes and such amounts as measured by tax laws.  If the Company determines that a deferred tax asset arising from temporary differences is not likely to be utilized, the Company will establish a valuation allowance against that asset to record it at its expected realizable value.  The Company recognizes uncertain tax positions when it is more likely than not that the tax position will be sustained upon examination by relevant taxing authorities, based on the technical merits of the position.  The amount recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement.  The Company's effective tax rate is dependent on many factors including:  the impact of enacted tax laws in jurisdictions in which the Company operates; the amount of earnings by jurisdiction, due to varying tax rates in each country; and the Company's ability to utilize foreign tax credits related to foreign taxes paid on foreign earnings that will be remitted to the U.S.

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss).  Other comprehensive losses include net unrealized gains or losses resulting from currency translations of foreign subsidiaries, changes in the value of our derivative instruments and adjustments to the pension liability.

The accumulated balances related to each component of other comprehensive income (loss) were as follows (amounts below are net of taxes):

	Currency Translation	Defined Benefit Pension and Retiree Health Benefit Plans	Interest Rate Swaps	Accumulated Other Comprehensive Loss
Balance as of fiscal 2014	$(36)	$(15)	$8	$(43)
Other comprehensive loss	(45)	(16)	(33)	(94)
Provision for income taxes	—	6	12	18
Balance as of fiscal 2015	$(81)	$(25)	$(13)	$(119)
Other comprehensive loss	(1)	(25)	(30)	(56)
Net amount reclassified from accumulated other comprehensive income (loss)	—	2	16	18
Provision for income taxes	—	4	5	9
Balance as of fiscal 2016	$(82)	$(44)	$(22)	$(148)
Other comprehensive income	34	25	7	66
Net amount reclassified from accumulated other comprehensive income (loss) (a)	—	13	21	34
Provision for income taxes	—	(10)	(10)	(20)
Balance as of fiscal 2017	$(48)	$(16)	$(4)	$(68)

(a) See footnote 4 for further discussion on amounts reclassified out of accumulated other comprehensive income (loss) related to interest rate swaps and footnote 9 for amounts reclassified related to pensions.

Accrued Rebates

The Company offers various rebates to customers based on purchases.  These rebate programs are individually negotiated with customers and contain a variety of different terms and conditions.  Certain rebates are calculated as flat percentages of purchases, while others included tiered volume incentives.  These rebates may be payable monthly, quarterly, or annually.  The calculation of the accrued rebate balance involves significant management estimates, especially where the terms of the rebate involve tiered volume levels that require estimates of expected annual sales.  These provisions are based on estimates derived from current program requirements and historical experience.  The accrual for customer rebates was $58 million and $54 million at the end of fiscal 2017 and 2016, respectively and is included in Accrued expenses and other current liabilities.

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

Recently Issued Accounting Pronouncements

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (FASB) issued a final standard on revenue recognition. Under the new standard, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In order to do so, an entity would follow the five-step process for in-scope transactions: 1) identify the contract with a customer, 2) identify the separate performance obligations in the contract, 3) determine the transaction price, 4) allocate the transaction price to the separate performance obligations in the contract, and 5) recognize revenue when (or as) the entity satisfies a performance obligation. For public entities, the provisions of the new standard are effective for annual reporting periods beginning after December 15, 2017 and interim periods therein.  Early adoption for annual reporting periods beginning after December 15, 2016 is permitted. An entity can apply the new revenue standard on a full retrospective approach to each prior reporting period presented or on a modified retrospective approach with the cumulative effect of initially applying the standard recognized at the date of initial application in retained earnings. The Company plans to the adopt this new standard using the modified retrospective approach, and is currently evaluating the anticipated impact to the consolidated financial statements which will not be effective for the Company until fiscal 2019.

Leases

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements.  Under the new standard, the lessee of an operating lease will be required to do the following: 1) recognize a right-of-use asset and a lease liability in the statement of financial position, 2) recognize a single lease cost allocated over the lease term generally on a straight-line basis, and 3) classify all cash payments within operating activities on the statement of cash flows.  Companies will be required to adopt this standard on a modified retrospective approach, and amendments in this guidance are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  The Company is currently evaluating the impact of this guidance, which will not be effective for the Company until fiscal 2020.

Goodwill

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment.  To simplify the subsequent measurement of goodwill, Step 2, which was previously used to compute the implied fair value of goodwill, was eliminated.  This update requires an entity to perform its annual goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount.  An impairment will be recognized in the amount by which a reporting unit's carrying amount exceeds its fair value.  The loss recognized will not exceed the total amount of goodwill allocated to that reporting unit.  The new guidance is effective for interim and annual periods beginning after December 15, 2019 and should be applied on a prospective basis.  Early adoption is permitted.  The Company adopted this guidance for our fiscal 2017 goodwill testing.  There was no impact to the consolidated financial statements as a result of the adoption of this guidance.

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

Hedges

In August 2017, the FASB issued ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities in order to more closely align the results of hedge accounting with risk management activities through changes to the designation and measurement guidance.  The new guidance is effective for interim and annual periods beginning after December 15, 2018.  The effect of adoption should be reflected on all active hedges as of the beginning of the fiscal year of adoption.  Early adoption is permitted.  The Company has chosen to early adopt this guidance for fiscal 2018, and does not expect a material impact on any of its active hedges.

2.  Acquisition

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
The acquisition has been accounted for under the purchase method of accounting, and accordingly, the purchase price has been allocated to the identifiable assets and liabilities based on fair values at the acquisition date.  The results of AEP have been included in the consolidated results of the Company since the date of the acquisition.  The Company has not finalized the allocations of the purchase price to the fair value of deferred taxes (including assessment of uncertain tax positions), fixed assets, and certain working capital accounts.  The Company has recognized Goodwill on this transaction primarily as a result of expected cost synergies, and does not expect Goodwill to be deductible for tax purposes.  The following table summarizes the allocation of purchase price and the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition:
Working capital (a)	$140
Property and equipment	223
Intangible assets	214
Goodwill	343
Historical AEP debt assumed	(7)
Other assets and long-term liabilities	(122)
(a) Includes a $5 million step up of inventory to fair value

The Company has allocated the purchase price based on a preliminary fair value analysis to working capital, long-term assets and liabilities, property and equipment, intangible assets (customer relationships, technology & tradenames), pension, deferred income taxes and goodwill.  The Company has utilized variations of the income method for purposes of valuing the intangible assets and considered various methods for the real and personal property including the new cost, replacement cost and current cost estimates to determine the preliminary fair value.

Adchem Corp

In June 2017, the Company acquired Adchem Corp's ("Adchem") tapes business for a purchase price of $49 million.  Adchem was a leader in the development of high performance adhesive tape systems for the automotive, construction, electronics, graphic arts, medical and general tape markets.  The acquired business is operated in our Engineered Materials segment.  To finance the purchase, the Company used existing liquidity.  The acquisition has been accounted for under the purchase method of accounting and accordingly, the purchase price has been allocated to the identifiable assets and liabilities based on preliminary estimates of fair value at the acquisition date.  The assets and assumed liabilities consisted of working capital of $10 million, property and equipment of $2 million, intangible assets of $22 million, and goodwill of $15 million.  The Company has recognized goodwill on this transaction primarily as a result of expected cost synergies, and expects goodwill to be deductible for tax purposes.

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

When accounting for the Avintiv and AEP acquisitions, unaudited pro forma net sales were $7.4 billion, $7.6 billion, and $7.9 billion for fiscal 2017, fiscal 2016, and fiscal 2015, respectively.  Unaudited pro forma net income (loss) was $338 million, $250 million, and $(34) million for fiscal 2017, fiscal 2016, and fiscal 2015, respectively.  The unaudited pro forma net sales and net income assume that the acquisitions had occurred as of the beginning of the period.

The unaudited pro forma information presented above is for informational purposes only and is not necessarily indicative of the operating results that would have occurred had the Avintiv or AEP acquisitions been consummated at the beginning of the period, nor is it necessarily indicative of future operating results.  Further, the information reflects only pro forma adjustments for additional interest expense, depreciation, and amortization, net of the applicable income tax effects.

3.  Long-Term Debt

Long-term debt consists of the following:

Maturity Date		September 30, 2017	October 1, 2016
Term loan	February 2020	$1,000	$1,351
Term loan	January 2021	814	814
Term loan	October 2022	1,645	1,895
Term loan	January 2024	498	—
Revolving line of credit	May 2020	—	—
5 1/8% Second Priority Senior Secured Notes	July 2023	700	700
5 1/2% Second Priority Senior Secured Notes	May 2022	500	500
6% Second Priority Senior Secured Notes	October 2022	400	400
Debt discounts and deferred fees		(48)	(58)
Capital leases and other	Various	132	153
Total long-term debt		5,641	5,755
Current portion of long-term debt		(33)	(43)
Long-term debt, less current portion		$5,608	$5,712

Fiscal 2017 Activity

In January 2017, in order to finance the AEP acquisition, the Company entered into an incremental assumption agreement to increase the commitments under the existing term loan credit agreement by $500 million, maturing in January 2024.
In March 2017, the Company entered into an agreement to increase our asset-based revolving line of credit that matures in May 2020 by $100 million to $750 million.

Berry Global, Inc. Senior Secured Credit Facility

Our wholly owned subsidiary Berry Global, Inc.'s senior secured credit facilities consist of $4.0 billion of term loans and a $750 million asset-based revolving line of credit.  The availability under the revolving line of credit is the lesser of $750 million or based on a defined borrowing base which is calculated based on available accounts receivable and inventory.

The borrowings under the senior secured credit facilities bear interest at a rate equal to an applicable margin plus, as determined at the Company's option, either (a) a base rate determined by reference to the higher of (1) the prime rate of Credit Suisse, Cayman Islands Branch, as administrative agent, in the case of the term loan facility or Bank of America, N.A., as administrative agent, in the case of the revolving credit facility and (2) the U.S. federal funds rate plus 1/2  of 1% or (b) LIBOR determined by reference to the costs of funds for eurodollar deposits in dollars in the London interbank market for the interest period relevant to such borrowing Bank Compliance for certain additional costs.  The applicable margin for LIBOR rate borrowings under the revolving credit facility ranges from 1.25% to 1.75%.

Based on market conditions, from time to time, the Company may reprice existing term loans in order to lower interest rates.  As a result of repricing activities, each of the Company's term loans currently bear interest at LIBOR plus 2.25% with a 0% LIBOR floor.  Related to these repricings, the Company recorded a $10 million and $4 million loss on debt extinguishment in fiscal 2017 and fiscal 2016, respectively.

The term loan facility requires minimum quarterly principal payments, with the remaining amount payable upon maturity.  The Company may voluntarily repay outstanding loans under the senior secured credit facilities at any time without premium or penalty, other than customary "breakage" costs with respect to eurodollar loans.  The senior secured credit facilities contain various restrictive covenants that, among other things and subject to specified exceptions, prohibit the Company from prepaying other indebtedness, and restrict its ability to incur indebtedness or liens, make investments or declare or pay any dividends.  All obligations under the senior secured credit facilities are unconditionally guaranteed by the Company and, subject to certain exceptions, each of the Company's existing and future direct and indirect domestic subsidiaries. The guarantees of those obligations are secured by substantially all of the Company's assets as well as those of each domestic subsidiary guarantor.  During fiscal 2017, the Company has made $636 million of repayments on long-term borrowings using existing liquidity.

Despite not having financial maintenance covenants, our debt agreements contain certain negative covenants.  We are in compliance will all covenants as of September 30, 2017.  The failure to comply with these negative covenants could restrict our ability to incur additional indebtedness, effect acquisitions, enter into certain significant business combinations, make distributions or redeem indebtedness.

Future maturities of long-term debt as of fiscal year end 2017 are as follows:

Fiscal Year	Maturities
2018	$33
2019	33
2020	1,033
2021	839
2022	21
Thereafter	3,730
$5,689

Interest paid was $288 million, $276 million, and $191 million in fiscal 2017, 2016, and 2015, respectively.

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

To the extent hedging relationships are found to be effective, as determined by FASB guidance, changes in the fair value of the derivatives are offset by changes in the fair value of the related hedged item and recorded to Accumulated other comprehensive loss. Any identified ineffectiveness, or changes in the fair value of a derivative not designated as a hedge, are recorded to the Consolidated Statements of Income.

Foreign Currency Forward Contracts

The primary purpose of the Company's foreign currency hedging activities is to manage the potential changes in value associated with the changes in foreign currencies on future foreign cash movements for certain jurisdictions.  The changes in fair value of these derivative contracts are recognized in Other (income) expense, net on the Consolidated Statements of Income and are largely offset by the remeasurement of the underlying intercompany loan.  When valuing foreign currency forward contracts the Company utilizes Level 2 inputs (substantially observable).  These contracts are typically entered into and settled within the given quarterly reporting period.

Interest Rate Swaps

The primary purpose of the Company's interest rate swap activities is to manage cash flow variability associated with our outstanding variable rate term loan debt.  When valuing interest rate swaps the Company utilizes Level 2 inputs (substantially observable).

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

During fiscal 2017 the Company modified various term loan rates and maturities.  In conjunction with these modifications the Company realigned existing swap agreements which resulted in the de-designation of the original hedge and re-designation of the modified swaps as an effective cash flow hedges.  The amounts included in Accumulated other comprehensive loss at the date of de-designation are being amortized to Interest expense through the terms of the original swaps.

As of year-end, the Company effectively had (1) a $450 million interest rate swap transaction that swaps a one-month variable LIBOR contract for a fixed annual rate of 2.00%, with an effective date in May 2017 and expiration in May 2022, (2) a $1 billion interest rate swap transaction that swaps a one-month variable LIBOR contract for a fixed annual rate of 1.5190% with an effective date in March 2017 and expiration in June 2019, (3) a $1 billion interest rate swap transaction that swaps a one-month variable LIBOR contract for a fixed annual rate of 2.0987% with an effective date in February 2017 and expiration in September 2021.

The Company records the fair value positions of all derivative financial instruments on a net basis by counterparty for which a master netting arrangement is utilized. Balances on a gross basis as of the current period are as follows;

Derivatives Instruments	Hedge Designation	Balance Sheet Location	2017	2016
Foreign currency forward contracts	Not designated	Other assets	$—	$3
Interest rate swaps	Designated	Other assets	1	—
Interest rate swaps	Not designated	Other assets	13	—
Interest rate swaps	Designated	Other long-term liabilities	15	48
Interest rate swaps	Not designated	Other long-term liabilities	13	—

The effect of the Company's derivative instruments on the Consolidated Statement of Income is as follows:

		Fiscal years Ended
Derivatives instruments	Statement of Income Location	September 30, 2017	October 1, 2016	September 26, 2015
Interest rate swaps	Interest expense, net	$24	$16	$—
Foreign currency swaps	Other (income) expense	$(2)	$13	$—

The amortization related to unrealized losses in Accumulated other comprehensive loss is expected to be approximately $5 million in the next 12 months.  The Company's financial instruments consist primarily of cash and cash equivalents, long-term debt, interest rate swap agreements and capital lease obligations.  The fair value of our long-term indebtedness exceeded book value by $81 million as of fiscal 2017, and $56 million as of fiscal 2016.  The Company's long-term debt fair values were determined using Level 2 inputs as other significant observable inputs were not available.

Non-recurring Fair Value Measurements

The Company has certain assets that are measured at fair value on a non-recurring basis when impairment indicators are present or when the Company completes an acquisition.  See Note 2 for discussion of our acquisitions and the non-recurring fair value measurement considerations that were utilized in the purchase price allocation.  The Company adjusts certain long-lived assets to fair value only when the carrying values exceed the fair values. The categorization of the framework used to value the assets is considered Level 3, due to the subjective nature of the unobservable inputs used to determine the fair value (see Note 5 for additional discussion).  These assets that are subject to our annual impairment analysis primarily include our definite lived and indefinite lived intangible assets, including Goodwill and our property, plant and equipment.  The Company reviews Goodwill and other indefinite lived assets for impairment as of the first day of the fourth fiscal quarter each year, and more frequently if impairment indicators exist.  The Company determined Goodwill and other indefinite lived assets were not impaired in our annual fiscal 2017, 2016, and 2015 assessments and no impairment indicators existed in the current year.

Included in the following tables are the major categories of assets and their current carrying values that were measured at fair value on a non-recurring basis in the current year, along with the impairment loss recognized on the fair value measurement for the fiscal years then ended:

	As of the end of fiscal 2017
	Level 1	Level 2	Level 3	Total	Impairment
Indefinite-lived trademarks	$—	$—	$248	$248	$—
Goodwill	—	—	2,775	2,775	—
Definite lived intangible assets	—	—	1,038	1,038	—
Property, plant and equipment	—	—	2,366	2,366	2
Total	$—	$—	$6,427	$6,427	$2

	As of the end of fiscal 2016
	Level 1	Level 2	Level 3	Total	Impairment
Indefinite-lived trademarks	$—	$—	$248	$248	$—
Goodwill	—	—	2,406	2,406	—
Definite lived intangible assets	—	—	952	952	—
Property, plant and equipment	—	—	2,224	2,224	3
Total	$—	$—	$5,830	$5,830	$3

	As of the end of fiscal 2015
	Level 1	Level 2	Level 3	Total	Impairment
Indefinite-lived trademarks	$—	$—	$207	$207	$—
Goodwill	—	—	1,652	1,652	—
Definite lived intangible assets	—	—	486	486	—
Property, plant and equipment	—	—	1,294	1,294	2
Total	$—	$—	$3,639	$3,639	$2

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

Valuation of Property, Plant and Equipment and Definite Lived Intangible Assets

The Company periodically realigns their manufacturing operations which results in facilities being closed and shut down and equipment transferred to other facilities or equipment being scrapped or sold.  The Company utilizes appraised values to corroborate the fair value of the facilities and has utilized a scrap value based on prior facility shut downs to estimate the fair value of the equipment, which has approximated the actual value that was received.  When impairment indicators exist, the Company will also perform an undiscounted cash flow analysis to determine the recoverability of the Company's long-lived assets.  The Company incurred impairment charges of $2 million, $3 million, and 2 million related to property, plant and equipment in fiscal years 2017, 2016, or 2015, respectively.  The impairment charges were calculated based on the estimated proceeds that were expected based on the market for used equipment and past sales of equipment less the carrying value.  The Company did not incur an impairment charge on definite lived intangible assets in fiscal 2017, 2016, or 2015.

5.  Goodwill and Intangible Assets

The following table sets forth the gross carrying amount and accumulated amortization of the Company's goodwill and intangible assets as of the fiscal year end:

	2017	2016	Amortization Period
Goodwill	$2,775	$2,406	Indefinite lived

Customer relationships	1,922	1,690	5 – 15 years
Trademarks (indefinite lived)	248	248	Indefinite lived
Trademarks (definite lived)	87	78	Not more than 15 years
Other intangibles	184	182	5 – 14 years
Accumulated amortization	(1,155)	(998)
Intangible assets, net	1,286	1,200
Total goodwill and intangible assets, net	$4,061	$3,606

Future amortization expense for definite lived intangibles as of fiscal 2017 for the next five fiscal years is $143 million, $131 million, $121 million, $110 million, and $99 million each year for fiscal years ending 2018, 2019, 2020, 2021, and 2022, respectively.

6.  Lease and Other Commitments and Contingencies

The Company leases certain property, plant and equipment under long-term lease agreements.  Property, plant, and equipment under capital leases are reflected on the Company's balance sheet in property and equipment.  The Company entered into new capital lease obligations totaling $5 million, $51 million, and $29 million during fiscal 2017, 2016, and 2015, respectively, with various lease expiration dates through 2025.  The Company records amortization of capital leases in Cost of goods sold in the Consolidated Statement of Income.  Assets under operating leases are not recorded on the Company's balance sheet.  Operating leases expire at various dates in the future with certain leases containing renewal options.  The Company had minimum lease payments or contingent rentals of $27 million and $26 million and asset retirement obligations of $9 million and $9 million as of fiscal 2017 and 2016, respectively. Total rental expense from operating leases was $67 million, $60 million, and $53 million in fiscal 2017, 2016, and 2015, respectively.

Future minimum lease payments for capital leases and non-cancellable operating leases with initial terms in excess of one year as of fiscal year end 2017 are as follows:

	Capital Leases	Operating Leases
2018	$33	$64
2019	32	57
2020	28	47
2021	24	43
2022	17	37
Thereafter	13	178
	147	$426
Less: amount representing interest	(15)
Present value of net minimum lease payments	$132

The Company has entered into a series of sale-leaseback transactions, pursuant to which it sold certain facilities and is leasing these facilities back. The Company has a total deferred gain on these sale-leaseback transactions of $24 million at the end of fiscal 2017, and is amortizing this over the respective lease of the facility.

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

Collective Bargaining Agreements

At the end of fiscal 2017, we employed approximately 23,000 employees, and approximately 20% of those employees are covered by collective bargaining agreements.  The majority of these agreements are due for renegotiation in fiscal 2018.  Our relations with employees under collective bargaining agreements remain satisfactory and there have been no significant work stoppages or other labor disputes during the past three years.

7.  Accrued Expenses, Other Current Liabilities and Other Long-Term Liabilities

The following table sets forth the totals included in Accrued expenses and other current liabilities as of fiscal year end.

	2017	2016
Employee compensation, payroll, and other	$147	$152
Interest	36	53
Rebates	58	54
Restructuring	19	13
Accrued taxes	90	40
Tax receivable agreement obligation	35	60
Other	78	77
	$463	$449

The following table sets forth the totals included in Other long-term liabilities as of fiscal year end.

	2017	2016
Lease retirement obligation	$37	$34
Sale-lease back deferred gain	24	26
Pension liability	56	88
Deferred purchase price	46	41
Tax receivable agreement obligation	34	114
Interest rate swaps	27	45
Other	76	69
	$300	$417

8.  Income Taxes

The Company is being taxed at the U.S. corporate level as a C-Corporation and has provided U.S. Federal, State and foreign income taxes.

Significant components of income tax expense for the fiscal years ended are as follows:

	2017	2016	2015
Current
U.S.
Federal	$40	$—	$—
State	6	5	3
Non-U.S.	58	36	7
Total current	104	41	10
Deferred:
U.S.
Federal	34	35	31
State	(10)	3	(4)
Non-U.S.	(19)	(7)	(1)
Total deferred	5	31	26
Expense for income taxes	$109	$72	$36

U.S. income from continuing operations before income taxes was $313 million, $168 million, and $99 million for fiscal 2017, 2016, and 2015, respectively.  Non-U.S. income from continuing operations before income taxes was $136 million, $140 million, and $23 million for fiscal 2017, 2016, and 2015, respectively.

The reconciliation between U.S. Federal income taxes at the statutory rate and the Company's benefit for income taxes on continuing operations for fiscal year end is follows:

	2017	2016	2015
U.S. Federal income tax expense at the statutory rate	$157	$108	$43
Adjustments to reconcile to the income tax provision:
U.S. state income tax expense	6	8	7
Changes in state valuation allowance	(9)	2	(7)
Research and development credits	(7)	(8)	(5)
Share-based compensation	(33)	(15)	—
Permanent differences	2	2	—
Changes in foreign valuation allowance	3	(1)	—
Foreign income taxed in the U.S.	—	7	—
Manufacturing tax benefits	(6)	—	—
Deduction of worthless investment	—	(9)	—
Permanent foreign currency differences	(1)	(8)	—
Rate differences between U.S. and foreign	(11)	(14)	(2)
Other	8	—	—
Expense for income taxes	$109	$72	$36

Deferred income taxes result from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes.  The components of the net deferred income tax liability as of fiscal year end are as follows:

	2017	2016
Deferred tax assets:
Allowance for doubtful accounts	$7	$7
Deferred gain on sale-leaseback	10	11
Accrued liabilities and reserves	89	129
Inventories	6	10
Net operating loss carryforward	292	371
Alternative minimum tax (AMT) credit carryforward	11	10
Research and development credit carryforward	18	36
Federal and state tax credits	9	2
Other	14	6
Total deferred tax assets	456	582
Valuation allowance	(93)	(82)
Total deferred tax assets, net of valuation allowance	363	500
Deferred tax liabilities:
Property, plant and equipment	277	282
Intangible assets	475	435
Debt extinguishment	27	53
Other	3	2
Total deferred tax liabilities	782	772
Net deferred tax liability	$(419)	$(272)

After Internal Revenue Code Section 382 ("Section 382") limitations, the Company has $425 million of U.S. federal net operating loss carryforwards as of fiscal 2017, which will be available to offset future taxable income.  As of fiscal year end 2017, the Company had state and foreign net operating loss carryforwards of $1,299 million and $349 million, respectively, which will be available to offset future taxable income.  If not used, the federal net operating loss carryforwards will expire in future years beginning 2024 through 2035.  AMT credit carryforwards totaling $11 million are available to the Company indefinitely to reduce future years' federal income taxes.  The state net operating loss carryforwards will expire in future years beginning in 2018 through 2036.  The foreign net operating loss carryforwards will expire in future years beginning in 2018 while a portion remains available indefinitely.  The Company has $10 million and $8 million of federal and state Research and Development tax credits, respectively, that will expire in future years beginning 2027 through 2037. In addition, the Company has $9 million of other state tax credits that will expire in future years beginning in 2018 through 2020.

In connection with the initial public offering, the Company entered into an income tax receivable agreement that provides for the payment to pre-initial public offering stockholders, option holders and holders of our stock appreciation rights, 85% of the amount of cash savings, if any, in U.S. federal, foreign, state and local income tax that are actually realized (or are deemed to be realized in the case of a change of control) as a result of the utilization of our and our subsidiaries' net operating losses attributable to periods prior to the initial public offering.  Based on the Company's assumptions using various items, including valuation analysis and current tax law, the Company recorded an obligation of $313 million which was recognized as a reduction of Paid-in capital on the Consolidated Balance Sheets.  The Company made payments of $111 million, $57 million, and $39 million in fiscal years 2017, 2016, and 2015, respectively.  The balance at the end of fiscal 2017 was $69 million, and the Company expects to make an income tax receivable payment of $35 million in December 2017.

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

The change in ownership of Avintiv created limitations under Sec. 382 of the Internal Revenue Code on annual usage of Avintiv's net operating loss carryforwards.  All of the Company's Federal net operating loss carryforwards should be available for use within the next 16 years and are not expected to expire unutilized.  Prior to the Company's acquisition of Avintiv, Avintiv was subject to certain ownership changes that resulted in the effective loss of certain NOLs.  The NOLs effectively lost have been excluded from the opening balance sheet of Avintiv.  As part of the effective tax rate calculation, if we determine that a deferred tax asset arising from temporary differences is not likely to be utilized, we will establish a valuation allowance against that asset to record it at its expected realizable value.  The Company has not provided a valuation allowance on its federal net operating loss carryforwards in the U.S. because it has determined that future reversals of its temporary taxable differences will occur in the same periods and are of the same nature as the temporary differences giving rise to the deferred tax assets.  Our valuation allowance against deferred tax assets was $93 million and $82 million as of fiscal year end 2017 and 2016, respectively, related to the foreign and U.S. state operations.  The Company paid cash taxes of $41 million, $43 million, and $9 million in fiscal 2017, 2016, and 2015, respectively.

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

The following table summarizes the activity related to our gross unrecognized tax benefits for fiscal year end:

	2017	2016
Beginning unrecognized tax benefits	$62	$13
Gross increases – tax positions in prior periods	1	4
Gross increases – current period tax positions	4	1
Gross increases – from acquisitions	—	48
Gross decreases – tax positions in prior periods	(1)	—
Settlements	(3)	(1)
Lapse of statute of limitations	(4)	(3)
Ending unrecognized tax benefits	$59	$62

As of fiscal year end 2017, the amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate was $55 million and we had $20 million accrued for payment of interest and penalties related to our uncertain tax positions.  Our penalties and interest related to uncertain tax positions are included in income tax expense.

We and our subsidiaries are routinely examined by various taxing authorities. Although we file U.S. federal, U.S. state, and foreign tax returns, our major tax jurisdiction is the U.S. The IRS has completed an examination of our 2003, 2010 and 2011 tax years. Our 2004 – 2009, and 2012 – 2016 tax years remain subject to examination by the IRS.  Avintiv's pre-acquisition U.S. federal tax returns for the years 2004 – 2015 remain subject to examination by the IRS.  Companhia Providência Indústria e Comércio ("Providência") was subject to certain tax claims at the time Providência was acquired by Avintiv and have been accounted for in the financial statements as a deferred purchase price liability.  There are various other on-going audits in various other jurisdictions that are not material to our financial statements.

As of the end of fiscal 2017, we had unremitted earnings from foreign subsidiaries that are permanently reinvested for continued use in foreign operations, accordingly, no provision for U.S. federal or state income taxes has been provided thereon.  If distributed, those earnings would result in additional income tax expense at approximately the U.S. statutory rate.  Determination of the amount of unrecognized deferred US income tax liability is not practicable due to the complexities associated with its hypothetical calculation.

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

The Company also sponsors defined contribution 401(k) retirement plans covering substantially all employees.  Contributions are based upon a fixed dollar amount for employees who participate and percentages of employee contributions at specified thresholds.  Contribution expense for these plans was $18 million, $10 million, and $7 million for fiscal 2017, 2016, and 2015, respectively.

The projected benefit obligations of the Company's plans presented herein are equal to the accumulated benefit obligations of such plans. The net amount of liability recognized is included in Other long-term liabilities on the Consolidated Balance Sheets.

	Defined Benefit Pension Plans		Retiree Health Plans
	2017	2016	2017	2016
Change in Projected Benefit Obligations (PBO)

PBO at beginning of period	$492	$193	$7	$2
Acquisitions	—	256	—	5
Service cost	—	3	—	—
Interest cost	11	15	—	—
Actuarial loss (gain)	(15)	44	—	—
Currency impact	—	1	—	—
Plan conversion (a)	(139)	—	—	—
Benefit settlements	(3)	—	—	—
Benefits paid	(16)	(20)	—	—
PBO at end of period	$330	$492	$7	$7

Change in Fair Value of Plan Assets

Plan assets at beginning of period	$418	$142	$—	$—
Acquisitions	—	253	—	—
Currency impact	—	1	—	—
Actual return on plan assets	22	37	—	—
Company contributions	7	5	1	—
Plan conversion (a)	(136)	—	—	—
Benefit settlements	(2)	—	—	—
Benefits paid	(18)	(20)	(1)	—
Plan assets at end of period	291	418	—	—
Net amount recognized	$(39)	$(74)	$(7)	$(7)

(a) During fiscal 2017, the Company contributed assets from a foreign defined benefit pension plan in order to convert the plan into a defined contribution plan.  As a result of the transaction, the Company recognized a loss of $10 million related to the reclassification of amount previously deferred in Accumulated other comprehensive loss to the Consolidated Statements of Income.

At the end of fiscal 2017 the Company had $35 million of net unrealized losses recorded in Accumulated other comprehensive loss on the Consolidated Balance Sheets.  The Company expects $2 million to be realized in fiscal 2018, and the remaining to be recognized over the next 11 fiscal years.

The following table presents significant weighted-average assumptions used to determine benefit obligation and benefit cost for the fiscal years ended:

	Defined Benefit Pension Plans		Retiree Health Plan
(Percents)	2017	2016	2017	2016
Weighted-average assumptions:
Discount rate for benefit obligation	3.5	2.7	3.3	2.9
Discount rate for net benefit cost	3.2	3.5	2.9	3.5
Expected return on plan assets for net benefit costs	6.4	5.3	—	—

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

In accordance with the guidance from the FASB for employers' disclosure about postretirement benefit plan assets the table below discloses fair values of each pension plan asset category and level within the fair value hierarchy in which it falls. There were no material changes or transfers between level 3 assets and the other levels, with the exception of the contribution of assets and conversion of the foreign defined benefit pension plan as described above.

Fiscal 2017 Asset Category	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$6	$—	$—	$6
U.S. large cap comingled equity funds	—	61	—	61
U.S. mid cap equity mutual funds	57	—	—	57
U.S. small cap equity mutual funds	3	—	—	3
International equity mutual funds	14	—	—	14
Real estate equity investment funds	4	—	—	4
Corporate bond mutual funds	17	—	—	17
Corporate bonds	—	114	—	114
Guaranteed investment account	—	—	9	9
International fixed income funds	6	—	—	6
Total	$107	$175	$9	$291

Fiscal 2016 Asset Category	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$9	$—	$—	$9
U.S. large cap comingled equity funds	—	55	—	55
U.S. mid cap equity mutual funds	45	—	—	45
U.S. small cap equity mutual funds	3	—	—	3
International equity mutual funds	13	—	—	13
Real estate equity investment funds	4	—	—	4
Corporate bond mutual funds	20	—	—	20
Corporate bonds	—	114	—	114
Guaranteed investment account	—	—	10	10
International fixed income funds	6	—	—	6
International insurance contracts	—	—	139	139
Total	$100	$169	$149	$418

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid for the fiscal year end:

	Defined Benefit Pension Plans	Retiree Health Plan
2018	$18	$1
2019	18	1
2020	18	1
2021	19	—
2022	19	—
2023-2027	96	2

Net pension and retiree health benefit expense included the following components as of fiscal year end:

	2017	2016	2015
Service cost	$—	$3	$1
Interest cost	11	16	8
Amortization of net actuarial loss	3	2	1
Settlement charge	—	—	2
Expected return on plan assets	(17)	(20)	(12)
Net periodic benefit cost	$(3)	$1	$—

Our defined benefit pension plan asset allocations as of fiscal year end are as follows:

	2017	2016
Asset Category
Equity securities and equity-like instruments	48%	29%
Debt securities and debt-like	47	33
International insurance contracts	—	33
Other	5	5
Total	100%	100%

The Company's retirement plan assets are invested with the objective of providing the plans the ability to fund current and future benefit payment requirements while minimizing annual Company contributions.  The retirement plans held $51 million of the Company's stock at the end of fiscal 2017.  The Company re-addresses the allocation of its investments on a regular basis.

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

During fiscal 2017, the Company shut down one facility in the Health, Hygiene & Specialties division, which accounted for approximately $5 million of annual net sales, and completed the previously announced facility shut down in the Consumer Packaging division, which accounted for approximately $12 million of annual net sales.

Since 2015, total expected costs attributed to restructuring programs total $72 million with $3 million remaining to be recognized in the future.

	Expected Total Costs	Cumulative charges through Fiscal 2017	To be Recognized in Future
Severance and termination benefits	$45	$45	$—
Facility exit costs	20	17	3
Asset impairment	7	7	—
Total	$72	$69	$3

The tables below sets forth the significant components of the restructuring charges recognized for the fiscal years ended, by segment:

	2017	2016	2015
Consumer Packaging	$8	$9	$11
Health, Hygiene & Specialties	11	20	—
Engineered Materials	5	3	2
Consolidated	$24	$32	$13

The table below sets forth the activity with respect to the restructuring charges and the impact on our accrued restructuring reserves:

	Employee Severance and Benefits	Facility Exit Costs	Non-cash impairment charges	Total
Balance as of fiscal 2015	$2	$8	$—	$10
Charges	23	6	3	32
Non-cash asset impairment	—	—	(3)	(3)
Cash payments	(18)	(8)	—	(26)
Balance as of fiscal 2016	$7	$6	$—	$13
Acquisition	13	—	—	13
Charges	18	4	2	24
Non-cash asset impairment	—	—	(2)	(2)
Cash payments	(24)	(5)	—	(29)
Balance as of fiscal 2017	$14	$5	$—	$19

11.  Related Party Transactions

The Company made payments related to the income tax receivable agreement of $111 million and $57 million in fiscal 2017 and fiscal 2016, respectively, of which Apollo Global Management, LLC received $89 million and $46 million, respectively.  Mr. Robert V. Seminara, a member of the Company's Board of Directors, has been employed by Apollo since 2003.  Mr. Evan Bayh, a member of the Company's Board of Directors, has been employed by Apollo since 2011.

12.  Stockholders' Equity

Equity Incentive Plans

In fiscal 2016, the Company adopted the 2015 Berry Plastics Group, Inc. Long-Term Incentive Plan ("2015 Plan") to align its incentive plans with plans of similar public companies by permitting for, among other things, the issuance of performance-based awards.  The 2015 Plan authorized the issuance of 7.5 million shares, an increase of approximately 5 million over the remaining available for grant at the time of adoption.  As of the adoption of the 2015 Plan, no shares were permitted to be issued under any of the other previous Incentive Plans.

The Company recognized total stock-based compensation expense of $20 million, $20 million, and $21 million for fiscal 2017, 2016, and 2015, respectively.  The intrinsic value of options exercised in fiscal 2017 was $114 million.

Information related to the equity incentive plans as of the fiscal year end is as follows:

	2017		2016
	Number of Shares (in thousands)	Weighted Average Exercise Price	Number of Shares (in thousands)	Weighted Average Exercise Price
Options outstanding, beginning of period	11,716	$21.44	11,351	$17.71
Options granted	1,820	49.53	2,805	30.27
Options exercised	(2,562)	12.07	(2,061)	12.57
Options forfeited or cancelled	(214)	33.52	(379)	23.37
Options outstanding, end of period	10,760	$28.18	11,716	$21.44

Option price range at end of period	$3.04-49.53		$3.04-45.62
Options exercisable at end of period	4,108		4,573
Options available for grant at period end	2,875		4,695
Weighted average fair value of options granted during period	$15.52		$8.68

The fair value for options granted has been estimated at the date of grant using a Black-Scholes model, generally with the following weighted average assumptions:

	2017	2016	2015
Risk-free interest rate	2.2%	1.2%	1.6%
Dividend yield	0.00%	0.00%	0.00%
Volatility factor	.26	.26	.30
Expected option life	7 years	7 years	7 years

The following table summarizes information about the options outstanding as of fiscal 2017:

Range of Exercise Prices	Number Outstanding (in thousands)	Intrinsic Value of Outstanding (in millions)	Weighted Remaining Contractual Life	Weighted Exercise Price	Number Exercisable (in thousands)	Intrinsic Value of Exercisable (in millions)	Unrecognized Compensation (in millions)	Weighted Recognition Period
$3.04-49.53	10,760	$306	7 years	$28.18	4,108	$146	$35	2 years

13.  Segment and Geographic Data

Berry's operations are organized into three reportable segments: Consumer Packaging, Health, Hygiene & Specialties, and Engineered Materials.  The structure is designed to align us with our customers, provide improved service, and drive future growth in a cost efficient manner.  In October 2016, the Company realigned portions of our operating segments in order to leverage geographic management teams and commercial activities.  The international portion of our Retail & Industrial product line was moved from Engineered Materials to the Specialties product line within Health, Hygiene & Specialties, resulting in a $140 million and $148 million movement in Net sales in fiscal 2016 and fiscal 2015, respectively.  Additionally, to align the newly acquired AEP business with our existing Core Films business, $306 million and $340 million of Net sales were moved from Consumer Packaging to Engineered Materials in fiscal 2016 and fiscal 2015, respectively.  As result of these organizational realignments, we have recast prior period segment amounts.

The Company has manufacturing and distribution centers in the U.S., Canada, Mexico, Belgium, France, Spain, United Kingdom, Italy, Germany, Australia, Brazil, Argentina, Colombia, Malaysia, India, China, and the Netherlands.  The North American operation represents 82% of the Company's net sales, 82% of total long-lived assets, and 81% of the total assets.  Selected information by reportable segment is presented in the following tables:

	2017	2016	2015
Net sales
Consumer Packaging	$2,351	$2,462	$2,530
Health, Hygiene & Specialties	2,369	2,400	650
Engineered Materials	2,375	1,627	1,701
Total	$7,095	$6,489	$4,881

Operating income
Consumer Packaging	$200	$203	$200
Health, Hygiene & Specialties	216	196	59
Engineered Materials	316	182	149
Total	$732	$581	$408

Depreciation and amortization
Consumer Packaging	$231	$244	$230
Health, Hygiene & Specialties	184	199	39
Engineered Materials	106	82	81
Total	$521	$525	$350

	2017	2016
Total assets:
Consumer Packaging	$3,177	$3,315
Health, Hygiene & Specialties	3,496	3,504
Engineered Materials	1,803	834
Total assets	$8,476	$7,653
Goodwill:
Consumer Packaging	$1,411	$1,410
Health, Hygiene & Specialties	819	808
Engineered Materials	545	188
Total goodwill	$2,775	$2,406

Selected information by geography is presented in the following tables:

	2017	2016	2015
Net sales:
North America	$5,850	$5,250	$4,692
South America	333	336	6
Europe	646	661	118
Asia	266	242	65
Total net sales	$7,095	$6,489	$4,881

	2017	2016
Long-lived assets:
North America	$5,303	$4,724
South America	418	386
Europe	467	452
Asia	284	299
Total Long-lived assets	$6,472	$5,861

Selected information by product line is presented in the following tables:

(in percentages)	2017	2016	2015
Net sales:
Rigid Open Top	43%	42%	42%
Rigid Closed Top	57	58	58
Consumer Packaging	100%	100%	100%

Health	22%	20%	27%
Hygiene	44	45	43
Specialties	34	35	30
Health, Hygiene & Specialties	100%	100%	100%

Core Films	49%	72%	72%
Retail & Industrial	51	28	28
Engineered Materials	100%	100%	100%

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

(in millions, except per share amounts)	2017	2016	2015
Numerator
Net income attributable to the Company	$340	$236	$86
Denominator
Weighted average common shares outstanding - basic	127.6	120.8	119.1
Dilutive shares	5.0	4.2	4.3
Weighted average common and common equivalent shares outstanding - diluted	132.6	125.0	123.4

Per common share income
Basic	$2.66	$1.95	$0.72
Diluted	$2.56	$1.89	$0.70

15.  Purchase of Non-controlling Interest

At the time of our acquisition, Avintiv owned a 71.25% controlling interest in Providência, their Brazilian subsidiary.  In 2016, the Company acquired the remaining 28.75% non-controlling ownership interest of Providência for $66 million.  As a result of this transaction, Providência became a wholly-owned subsidiary and the Company recorded $3 million to Additional paid-in capital.

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

Condensed Supplemental Consolidated Statements of Operations

	Fiscal 2017
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$587	$4,861	$1,647	$—	$7,095
Cost of goods sold	—	438	3,920	1,333	—	5,691
Selling, general and administrative	—	55	335	104	—	494
Amortization of intangibles	—	6	120	28	—	154
Restructuring and impairment charges	—	—	14	10	—	24
Operating income	—	88	472	172	—	732
Debt extinguishment	—	10	—	—	—	10
Other (income) expense, net	—	(2)	(1)	7	—	4
Interest expense, net	—	12	229	28	—	269
Equity in net income of subsidiaries	(449)	(341)	—	—	790	—
Income (loss) before income taxes	449	409	244	137	(790)	449
Income tax expense (benefit)	109	69	—	40	(109)	109
Net income (loss)	$340	$340	$244	$97	$(681)	$340
Currency translation	34	—	—	34	(34)	34
Interest rate hedges	28	28	—	—	(28)	28
Defined benefit pension and retiree health benefit plans	38	25	—	13	(38)	38
Provision for income taxes related to other comprehensive income items	(20)	(20)	—	—	20	(20)
Comprehensive income (loss)	$420	$373	$244	$144	$(761)	$420

	Fiscal 2016
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$599	$4,220	$1,670	$—	$6,489
Cost of goods sold	—	476	3,388	1,338	—	5,202
Selling, general and administrative	—	72	324	135	—	531
Amortization of intangibles	—	8	107	28	—	143
Restructuring and impairment charges	—	—	28	4	—	32
Operating income	—	43	373	165	—	581
Debt extinguishment	—	4	—	—	—	4
Other (income) expense, net	—	11	(211)	178	—	(22)
Interest expense, net	—	36	205	50	—	291
Equity in net income of subsidiaries	(308)	(279)	—	—	587	—
Income (loss) before income taxes	308	271	379	(63)	(587)	308
Income tax expense (benefit)	72	34	8	29	(71)	72
Net income (loss)	$236	$237	$371	$(92)	$(516)	$236
Currency translation	(1)	—	—	(1)	1	(1)
Interest rate hedges	(14)	(14)	—	—	14	(14)
Defined benefit pension and retiree health benefit plans	(23)	(10)	—	(13)	23	(23)
Provision for income taxes related to other comprehensive income items	9	9	—	—	(9)	9
Comprehensive income (loss)	$207	$222	$371	$(106)	$(487)	$207

	Fiscal 2015
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$622	$3,807	$452	$—	$4,881
Cost of goods sold	—	526	3,128	358	—	4,012
Selling, general and administrative	—	64	244	49	—	357
Amortization of intangibles	—	8	75	8	—	91
Restructuring and impairment charges	—	—	13	—	—	13
Operating income	—	24	347	37	—	408
Debt extinguishment	—	94	—	—	—	94
Other (income) expense, net	(3)	—	3	1	—	1
Interest expense, net	—	25	148	18	—	191
Equity in net income of subsidiaries	(119)	(210)	—	—	329	—
Income (loss) before income taxes	122	115	196	18	(329)	122
Income tax expense (benefit)	36	25	—	4	(29)	36
Net income (loss)	$86	$90	$196	$14	$(300)	$86
Currency translation	(45)	—	—	(45)	45	(45)
Interest rate hedges	(33)	(33)	—	—	33	(33)
Defined benefit pension and retiree health benefit plans	(16)	(16)	—	—	16	(16)
Provision for income taxes related to other comprehensive income items	18	18	—	—	(18)	18
Comprehensive income (loss)	$10	$59	$196	$(31)	$(224)	$10

Condensed Supplemental Consolidated Balance Sheet
As of fiscal year end 2017

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$—	$18	$12	$276	$—	$306
Accounts receivable, net	—	49	503	295	—	847
Intercompany receivable	512	2,217	—	—	(2,729)	—
Inventories	—	42	567	153	—	762
Prepaid expenses and other current	—	7	31	51	—	89
Total current assets	512	2,333	1,113	775	(2,729)	2,004
Property, plant and equipment, net	—	80	1,564	722	—	2,366
Goodwill and intangible assets, net	—	79	3,476	506	—	4,061
Investment in subsidiaries	992	5,240	1,105	—	(7,337)	—
Other assets	—	16	2	27	—	45
Total assets	$1,504	$7,748	$7,260	$2,030	$(10,066)	$8,476
Liabilities and equity
Current liabilities:
Accounts payable	$—	$43	$356	$239	$—	$638
Accrued expenses and other current liabilities	36	168	181	78	—	463
Intercompany payable	—	—	2,667	62	(2,729)	—
Current portion of long-term debt	—	32	—	1	—	33
Total current liabilities	36	243	3,204	380	(2,729)	1,134
Long-term debt, less current portion	—	5,579	29	—	—	5,608
Deferred income taxes	419	—	—	—	—	419
Other long-term liabilities	34	128	70	68	—	300
Total long-term liabilities	453	5,707	99	68	—	6,327
Total liabilities	489	5,950	3,303	448	(2,729)	7,461

Total equity (deficit)	1,015	1,798	3,957	1,582	(7,337)	1,015
Total liabilities and equity (deficit)	$1,504	$7,748	$7,260	$2,030	$(10,066)	$8,476

Condensed Supplemental Consolidated Balance Sheet
As of fiscal year end 2016

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$—	$102	$5	$216	$—	$323
Accounts receivable, net	—	(2)	423	283	—	704
Intercompany receivable	364	2,797	—	—	(3,161)	—
Inventories	—	46	477	137	—	660
Prepaid expenses and other current	—	15	40	50	—	105
Total current assets	364	2,958	945	686	(3,161)	1,792
Property, plant and equipment, net	—	76	1,434	714	—	2,224
Goodwill and intangible assets, net	—	85	2,988	533	—	3,606
Investment in subsidiaries	302	4,010	1,105	—	(5,417)	—
Other assets	—	6	1	24	—	31
Total assets	$666	$7,135	$6,473	$1,957	$(8,578)	$7,653
Liabilities and equity
Current liabilities:
Accounts payable	$—	$(7)	$327	$219	$—	$539
Accrued expenses and other current liabilities	60	172	153	64	—	449
Intercompany payable	—	—	2,992	169	(3,161)	—
Current portion of long-term debt	—	42	—	1	—	43
Total current liabilities	60	207	3,472	453	(3,161)	1,031
Long-term debt, less current portion	—	5,681	29	2	—	5,712
Deferred income taxes	272	—	—	—	—	272
Other long-term liabilities	113	141	97	66	—	417
Total long-term liabilities	385	5,822	126	68	—	6,401
Total liabilities	445	6,029	3,598	521	(3,161)	7,432
	—	—	—	—	—	—
Total equity (deficit)	221	1,106	2,875	1,436	(5,417)	221
Total liabilities and equity (deficit)	$666	$7,135	$6,473	$1,957	$(8,578)	$7,653

Condensed Supplemental Consolidated Statements of Cash Flows

	Fiscal 2017
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Cash Flow from Operating Activities	$—	$128	$647	$200	$—	$975

Cash Flow from Investing Activities
Additions to property, plant and equipment	—	(19)	(209)	(41)	—	(269)
Proceeds from sale of assets	—	1	5	—	—	6
Investment in Parent	—	—	—	—	—	—
(Contributions) distributions to/from subsidiaries	(31)	(484)	—	—	515	—
Intercompany advances (repayments)	—	428	—	—	(428)	—
Acquisition of business, net of cash acquired	—	—	(515)	—	—	(515)
Other investing activities, net	—	4	—	—	—	4
Net cash from investing activities	(31)	(70)	(719)	(41)	87	(774)

Cash Flow from Financing Activities
Proceeds from long-term borrowings	—	495	—	—	—	495
Repayment of long-term borrowings	—	(632)	(3)	(1)	—	(636)
Proceed from issuance of common stock	31	—	—	—	—	31
Payment of tax receivable agreement	(111)	—	—	—	—	(111)
Debt financing costs	—	(5)	—	—	—	(5)
Purchase of non-controlling interest	—	—	—	—	—	—
Changes in intercompany balances	111	—	(433)	(106)	428	—
Contribution from Parent	—	—	515	—	(515)	—
Net cash from financing activities	31	(142)	79	(107)	(87)	(226)
Effect of currency translation on cash	—	—	—	8	—	8
Net change in cash and cash equivalents	—	(84)	7	60	—	(17)
Cash and cash equivalents at beginning of period	—	102	5	216	—	323
Cash and cash equivalents at end of period	$—	$18	$12	$276	$—	$306

	Fiscal 2016
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Cash Flow from Operating Activities	$—	$103	$566	$188	$—	$857

Cash Flow from Investing Activities
Additions to property, plant and equipment	—	(13)	(239)	(36)	—	(288)
Proceeds from sale of assets	—	—	5	—	—	5
Investment in Parent	—	—	—	—	—	—
(Contributions) distributions to/from subsidiaries	(26)	(2,234)	—	—	2,260	—
Intercompany advances (repayments)	—	96	—	—	(96)	—
Acquisition of business, net of cash acquired	—	—	(368)	(1,915)	—	(2,283)
Other investing activities, net	—	(13)	—	—	—	(13)
Net cash from investing activities	(26)	(2,164)	(602)	(1,951)	2,164	(2,579)

Cash Flow from Financing Activities
Proceeds from long-term borrowings	—	2,490	—	—	—	2,490
Repayment of long-term borrowings	—	(450)	(23)	(51)	—	(524)
Proceed from issuance of common stock	26	—	—	—	—	26
Payment of tax receivable agreement	(57)	—	—	—	—	(57)
Debt financing costs	—	(40)	—	—	—	(40)
Purchase of non-controlling interest	—	—	(66)	(12)	—	(78)
Changes in intercompany balances	57	—	(238)	85	96	—
Contribution from Parent	—	—	368	1,892	(2,260)	—
Net cash from financing activities	26	2,000	41	1,914	(2,164)	1,817
Effect of currency translation on cash	—	—	—	—	—	—
Net change in cash and cash equivalents	—	(61)	5	151	—	95
Cash and cash equivalents at beginning of period	—	163	—	65	—	228
Cash and cash equivalents at end of period	$—	$102	$5	$216	$—	$323

	Fiscal 2015
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Cash Flow from Operating Activities	$—	$60	$542	$34	$1	$637

Cash Flow from Investing Activities
Additions to property, plant and equipment	—	(13)	(164)	(3)	—	(180)
Proceeds from sale of assets	—	—	18	—	—	18
Investment in Parent	—	—	—	—	—	—
(Contributions) distributions to/from subsidiaries	(18)	18	—	—	—	—
Intercompany advances (repayments)	—	368	—	—	(368)	—
Acquisition of business, net of cash acquired	—	—	(3)	—	—	(3)
Net cash from investing activities	(18)	373	(149)	(3)	(368)	(165)

Cash Flow from Financing Activities
Proceeds from long-term borrowings	—	693	—	—	—	693
Repayment of long-term borrowings	—	(947)	—	(4)	—	(951)
Proceeds from issuance of common stock	18	—	—	—	—	18
Payment of tax receivable agreement	(39)	—	—	—	—	(39)
Debt financing costs	—	(86)	—	—	—	(86)
Changes in intercompany balances	39	—	(408)	2	367	—
Net cash from financing activities	18	(340)	(408)	(2)	367	(365)
Effect of currency translation on cash	—	—	—	(8)	—	(8)
Net change in cash and cash equivalents	—	93	(15)	21	—	99
Cash and cash equivalents at beginning of period	—	70	15	44	—	129
Cash and cash equivalents at end of period	$—	$163	$—	$65	$—	$228

17.  Quarterly Financial Data (Unaudited)

The following table contains selected unaudited quarterly financial data for fiscal years ended.

	2017				2016
	First	Second	Third	Fourth	First	Second	Third	Fourth

Net sales	$1,502	$1,806	$1,906	$1,881	$1,612	$1,614	$1,645	$1,618
Cost of goods sold	1,206	1,453	1,518	1,514	1,320	1,269	1,296	1,317
Gross profit	296	353	388	367	292	345	349	301

Net income	$51	$72	$107	$110	$4	$59	$96	$77

Net income per share:
Basic	0.42	0.56	0.82	0.84	0.03	0.49	0.79	0.63
Diluted	0.40	0.54	0.79	0.81	0.03	0.47	0.76	0.61

18.  Subsequent Events

In November 2017, the Company entered into a definitive purchase agreement to acquire all of the outstanding shares of Clopay Plastic Products Company, Inc. ("Clopay") for a purchase price of approximately $475 million which is preliminary and subject to adjustment and is intended to be funded with existing liquidity or an additional debt offering.  Clopay manufactures printed breathable films and is an innovator in the development of elastic films and laminates with product offerings uniquely designed for applications used in a number of markets including: hygiene, healthcare, construction and industrial protective apparel.  Clopay reported $461 million in sales for its fiscal year ended September 30, 2017 and will be operated within the Health, Hygiene and Specialties segment upon completion of the transaction.  The completion of the Clopay acquisition is subject to certain closing conditions and the terms and conditions of the purchase agreement.

In November 2017, the Company entered into certain cross-currency swap agreements with a notional amount of 250 million euro to effectively convert a portion of our fixed-rate USD denominated term loans, including the monthly interest payments, to fixed rate euro-denominated debt.  The swap agreements mature May 2022.  The risk management objective is to manage foreign currency risk relating to net investments in subsidiaries denominated in foreign currencies and reduce the variability in the functional currency cash flows of a portion of the Company's term loans.

Exhibit No	Description of Exhibit
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

2.3
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

3.1*	Amended and Restated Certificate of Incorporation of Berry Plastics Group, Inc., as amended through April 13, 2017.

3.2	Amended and Restated Bylaws of Berry Plastics Group, Inc., as amended and restated on March 2, 2017. (incorporated by reference to Exhibit 3.2 to the Company's Form 8-K filed on March 3, 2017).
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

10.1
$650,000,000 Second Amended and Restated Revolving Credit Agreement, dated as of May 14, 2015, by and among Berry Plastics Corporation., Berry Plastics Group, Inc., certain domestic subsidiaries party thereto from time to time, Bank of America, N.A., as collateral agent and administrative agent, the lenders party thereto from time to time, and the financial institutions party thereto, which is attached to Amendment No. 4 to Amended and Restated Revolving Credit Agreement dated as of April 3, 2007 (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on May 20, 2015).

10.2*
Amendment No. 5 to the Amended and Restated Credit Agreement, dated as of March 24, 2017, by and among Berry Plastics Group, Inc., Berry Plastics Corporation, certain domestic subsidiaries party thereto, Bank of America, N.A., as collateral agent and administrative agent, and the lenders party thereto.

10.3*
Amendment No. 6 to the Amended and Restated Credit Agreement, dated as of March 24, 2017, by and among Berry Plastics Group, Inc., Berry Plastics Corporation, certain domestic subsidiaries party thereto, Bank of America, N.A., as collateral agent and administrative agent, and the lenders party thereto.

10.4
Amendment No. 7 to the Amended and Restated Credit Agreement, dated as of March 24, 2017, by and among Berry Plastics Group, Inc., Berry Plastics Corporation, certain domestic subsidiaries party thereto, Bank of America, N.A., as collateral agent and administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on March 27, 2017).

10.5
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

10.6
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

10.7*
U.S. $1,147,500,000 and $814,375,000 Incremental Assumption Agreement, dated as of February 10, 2017 by and among Berry Plastics Group, Inc., Berry Plastics Corporation and certain of its subsidiaries referenced therein, Credit Suisse AG, Cayman Islands Branch, as administrative agent for the lenders under the term loan credit agreement referenced therein, Citibank, N.A., as initial Term I lender and Citibank, N.A., as incremental term J lender therein.

10.8*
U.S. $1,644,750,000 and $498,750,000 Incremental Assumption Agreement, dated as of August 10, 2017, by and among Berry Plastics Group, Inc., Berry Plastics Corporation and certain of its subsidiaries referenced therein, Credit Suisse AG, Cayman Islands Branch, as administrative agent for the lenders under the term loan credit agreement referenced therein, Wells Fargo Bank, National Association, as initial Term M lender and  Wells Fargo Bank, National Association, as initial Term N lender therein.

10.9
Equipment Lease Agreement, dated as of June 24, 2010, between Gossamer Holdings, LLC, as Lessor, and Chicopee, Inc., as Lessee (incorporated by reference to Exhibit 10.1 to AVINTIV Specialty Materials Inc.'s Quarterly Report on Form 10-Q filed with the SEC on August 17, 2010).

10.10
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

10.12
Third Amendment to Equipment Lease Agreement, dated as of February 28, 2012, between Chicopee, Inc., as Lessee and Gossamer Holdings, LLC, as Lessor (incorporated by reference to Exhibit 10.1 to AVINTIV Specialty Materials Inc.'s Quarterly Report on Form 10-Q filed on May 15, 2012).

10.13
Fourth Amendment to Equipment Lease Agreement, dated as of March 22, 2013, between Chicopee, Inc., as Lessee and Gossamer Holdings, LLC, as Lessor (incorporated by reference to Exhibit 10.1 to AVINTIV Specialty Materials Inc.'s Quarterly Report on Form 10-Q filed May 9, 2013).

10.14†	2006 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.8 to Berry Plastics Corporation's Registration Statement Form S-4 (Reg. No. 333-138380) filed on November 2, 2006).

10.15†	Amendment No. 2 to the Berry Plastics Group, Inc., 2006 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.9 to the Company's Form 10-K filed on December 11, 2013).

10.16†	Amendment No. 3 to Berry Plastics Group, Inc. 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on March 10, 2015).

10.17†
Form of 2016 Omnibus Amendment to Awards Granted Under the Berry Plastics Group, Inc. 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed on July 22, 2016).

10.18†
Omnibus amendment to awards granted under the Berry Plastics Group, Inc., 2006 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.10 to the Company's Form 10-K filed on December 11, 2013).

10.19†
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

10.23†	Employment Agreement of Thomas E. Salmon (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on February 6, 2017).

10.24†	Offer Letter of Jonathan D. Rich (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed on February 6, 2017).

10.25
Form of common stock certificate of Berry Plastics Group, Inc. (incorporated by reference to Exhibit 4.27 of Amendment No. 5 to the Company's Registration Statement on Form S-1 (File No. 333-180294) filed on September 19, 2012).

10.26†
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

10.28†	Berry Plastics Group, Inc. 2012 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.27 to the Company's Form 10-K filed on December 27, 2012).

10.29†	Amendment No. 1 to the Berry Plastics Group, Inc. 2012 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.31 to the Company's Form 10-K filed on December 11, 2013).

10.30†	Omnibus amendment to awards granted under the Berry Plastics Group, Inc., 2012 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.32 to the Company's Form 10-K filed on December 11, 2013).

10.31†	Amendment No. 2 to the Berry Plastics Group, Inc. 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed on March 10, 2015).

10.32†	Form of 2016 Omnibus Amendment to Awards Granted Under the Berry Plastics Group, Inc. 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed on July 22, 2016).

10.33†	2015 Berry Plastics Group, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed on March 10, 2015).

10.34†
Form of 2016 Omnibus Amendment to Awards Granted Under the Berry Plastics Group, Inc. 2015 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company's Form 8-K filed on July 22, 2016).

10.35†

Fourth Amended and Restated Stockholders Agreement, by and among Berry Plastics Group, Inc., and the stockholders of the Corporation listed on schedule A thereto, dated as of January 15, 2015 (incorporated herein by reference to Exhibit 10.1 to the Company's Form 10-Q filed on January 30, 2015).

10.36†
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

10.40
Amendment No. 4 to Employment Agreement, dated December 16, 2011, by and between the Berry Plastics Corporation and Curtis L. Begle (incorporated herein by reference to Exhibit 10.6 to the Company's Form 10-Q filed on January 31, 2014).

10.41†
Employment Agreement, dated February 28, 1998, between Berry Plastics Corporation and Mark Miles, together with amendments dated February 28, 2003, September 13, 2006, December 31, 2008, and December 31, 2011 (incorporated herein by reference to Exhibit 10.40 to the Company's Form 10-K filed on November 30, 2016).

10.42†
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 21st day of November, 2017.

BERRY GLOBAL GROUP, INC.

By	/s/ Thomas E. Salmon
Thomas E. Salmon
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Thomas E. Salmon	Chief Executive Officer and Director (Principal Executive Officer)	November 21, 2017
Thomas E. Salmon

/s/ Mark W. Miles	Chief Financial Officer (Principal Financial Officer)	November 21, 2017
Mark W. Miles

/s/ James M. Till	Executive Vice President and Controller (Principal Accounting Officer)	November 21, 2017
James M. Till

/s/ Jonathan D. Rich	Chairman of the Board of Directors and Director	November 21, 2017
Jonathan D. Rich

/s/ B. Evan Bayh	Director	November 21, 2017
B. Evan Bayh

/s/ Jonathan F. Foster	Director	November 21, 2017
Jonathan F. Foster

/s/ Stephen E. Sterrett	Director	November 21, 2017
Stephen E. Sterrett

/s/ Idalene F. Kesner	Director	November 21, 2017
Idalene F. Kesner

/s/ Carl J. Rickertsen	Director	November 21, 2017
Carl J. Rickertsen

/s/ Ronald S. Rolfe	Director	November 21, 2017
Ronald S. Rolfe

/s/ Robert V. Seminara	Director	November 21, 2017
Robert V. Seminara

/s/ Robert A. Steele	Director	November 21, 2017
Robert A. Steele

/s/ Scott B. Ullem	Director	November 21, 2017
Scott B. Ullem