Form 10-Q
period 2017-12-30
BERRY GLOBAL GROUP INC
filed 2018-02-07
CIK 1378992

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 30, 2017
Commission File Number 001-35672

BERRY GLOBAL GROUP, INC.

A Delaware corporation	101 Oakley Street, Evansville, Indiana, 47710 (812) 424-2904	IRS employer identification number 20-5234618

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934 (the "Exchange Act"):

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒       Accelerated filer  ☐     Non-accelerated filer  ☐Smaller reporting company ☐     Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 12b-2 of the Exchange Act.    Yes   ☐   No   ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.
Yes  ☐   No  ☒

Class	Outstanding at February 7, 2018
Common Stock, $.01 par value per share	131.2 million shares

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
For Quarterly Period Ended December 30, 2017

Part I. Financial Information

Item 1.	Financial Statements

Berry Global Group, Inc.
Consolidated Statement of Income
(Unaudited)
(in millions of dollars, except per share amounts)

	Quarterly Period Ended
	December 30, 2017	December 31, 2016
Net sales	$1,776	$1,502
Costs and expenses:
Cost of goods sold	1,447	1,206
Selling, general and administrative	117	113
Amortization of intangibles	38	33
Restructuring and impairment charges	11	4
Operating income	163	146
Other expense (income), net	9	(1)
Interest expense, net	62	68
Income before income taxes	92	79
Income tax expense (benefit)	(71)	28
Net income	$163	$51

Net income per share:
Basic	$1.24	$0.42
Diluted	1.20	0.40
Outstanding weighted-average shares:
Basic	131.0	122.0
Diluted	136.0	127.8

Consolidated Statements of Comprehensive Income
(Unaudited)
(in millions of dollars)

	Quarterly Period Ended
	December 30, 2017	December 31, 2016
Net income	$163	$51
Currency translation	(24)	(45)
Pension and other postretirement benefits	(1)	—
Interest rate hedges	17	17
Provision for income taxes	(4)	(6)
Other comprehensive loss, net of tax	(12)	(34)
Comprehensive income	$151	$17

See notes to consolidated financial statements.

Berry Global Group, Inc.
Consolidated Balance Sheets
(in millions of dollars)

	December 30, 2017	September 30, 2017
Assets	(Unaudited)

Current assets:
Cash and cash equivalents	$228	$306
Accounts receivable (less allowance of $13)	780	847
Inventories:
Finished goods	498	428
Raw materials and supplies	380	334
	878	762
Prepaid expenses and other current assets	95	89
Total current assets	1,981	2,004
Property, plant, and equipment, net	2,363	2,366
Goodwill and intangible assets, net	4,024	4,061
Other assets	52	45
Total assets	$8,420	$8,476

Liabilities

Current liabilities:
Accounts payable	$666	$638
Accrued expenses and other current liabilities	454	463
Current portion of long-term debt	34	33
Total current liabilities	1,154	1,134
Long-term debt, less current portion	5,502	5,608
Deferred income taxes	276	419
Other long-term liabilities	314	300
Total liabilities	7,246	7,461

Stockholders' equity

Common stock (131.1 and 130.9 million shares issued, respectively)	1	1
Additional paid-in capital	831	823
Non-controlling interest	3	3
Retained earnings	419	256
Accumulated other comprehensive loss	(80)	(68)
Total stockholders' equity	1,174	1,015
Total liabilities and stockholders' equity	$8,420	$8,476

See notes to consolidated financial statements.

Berry Global Group, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(in millions of dollars)

	Quarterly Period Ended
	December 30, 2017	December 31, 2016
Cash Flows from Operating Activities:
Net income	$163	$51
Adjustments to reconcile net cash provided by operating activities:
Depreciation	91	87
Amortization of intangibles	38	33
Non-cash interest expense	3	1
Deferred income tax	(121)	14
Stock compensation expense	4	3
Other non-cash operating activities, net	6	(1)
Changes in working capital	(66)	(43)
Changes in other assets and liabilities	35	(2)
Net cash from operating activities	153	143

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(94)	(65)
Proceeds from sale of assets	3	2
Other investing activities, net	—	(1)
Net cash from investing activities	(91)	(64)

Cash Flows from Financing Activities:
Repayments on long-term borrowings	(108)	(10)
Proceeds from issuance of common stock	4	5
Payment of tax receivable agreement	(37)	(60)
Net cash from financing activities	(141)	(65)
Effect of exchange rate changes on cash	1	(6)
Net change in cash	(78)	8
Cash and cash equivalents at beginning of period	306	323
Cash and cash equivalents at end of period	$228	$331

See notes to consolidated financial statements.

Berry Global Group, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
(tables in millions of dollars, except per share data)

1.	Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of Berry Global Group, Inc. ("the Company," "we," or "Berry") have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In preparing financial statements in conformity with GAAP, we must make estimates and assumptions that affect the reported amounts and disclosures at the date of the financial statements and during the reporting period.  Actual results could differ from those estimates.  Certain reclassifications have been made to prior periods to conform with current reporting.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included, and all subsequent events up to the time of the filing have been evaluated.  For further information, refer to the Company's most recent Form 10-K filed with the Securities and Exchange Commission.

2.	Recently Issued Accounting Pronouncements

Changes to GAAP are established by the Financial Accounting Standards Board ("FASB") in the form of accounting standards updates to the FASB's Accounting Standards Codification.  During fiscal 2018, with the exception of the below, there have been no developments to the recently adopted accounting pronouncements from those disclosed in the Company's 2017 Annual Report on Form 10-K that are considered to have a material impact on our unaudited consolidated financial statements.

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

The Company plans to adopt the new standard, which at a minimum will result in expanded revenue disclosures, using the modified retrospective approach, and is currently evaluating the impact to the consolidated financial statements which will be effective for the Company beginning in fiscal 2019.

Hedges

In August 2017, the FASB issued ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities in order to more closely align the results of hedge accounting with risk management activities through changes to the designation and measurement guidance.  The new guidance is effective for interim and annual periods beginning after December 15, 2018.  The effect of adoption should be reflected on all active hedges as of the beginning of the fiscal year of adoption.  The Company has chosen to early adopt this guidance for fiscal 2018, and the adoption of this guidance did not have a material impact on any of its active hedges.

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

The acquisition has been accounted for under the purchase method of accounting, and accordingly, the purchase price has been allocated to the identifiable assets and liabilities based on fair values at the acquisition date.  The results of AEP have been included in the consolidated results of the Company since the date of the acquisition.  The Company has recognized Goodwill on this transaction primarily as a result of expected cost synergies, and does not expect Goodwill to be deductible for tax purposes.  The following table summarizes the allocation of purchase price and the fair values of the assets acquired and liabilities assumed at the date of the acquisition:

Working capital (a)	$139
Property and equipment	223
Intangible assets	214
Goodwill	347
Historical AEP debt assumed	(7)
Other assets and long-term liabilities	(125)
(a) Includes a $5 million step up of inventory to fair value

Unaudited pro forma net sales and net income were $1.8 billion and $51 million, respectively, for the quarterly period ended December 31, 2016.  The unaudited pro forma net sales and net income assume that the AEP acquisition had occurred at the beginning of the period.

Adchem Corp.

In June 2017, the Company acquired Adchem Corp.'s ("Adchem") tapes business for a purchase price of $49 million, which the Company financed using existing liquidity.  Adchem is a leader in the development of high performance adhesive tape systems for the automotive, construction, electronics, graphic arts, medical and general tape markets.  The acquired business is operated in our Engineered Materials segment.  The acquisition has been accounted for under the purchase method of accounting and accordingly, the purchase price has been allocated to the identifiable assets and liabilities based on preliminary estimates of fair value at the acquisition date.  The results of Adchem have been included in the consolidated results of the Company since the date of the acquisition.  The Company has not finalized the allocations of the purchase price to the fair value of deferred taxes (including assessment of uncertain tax positions), fixed assets, and certain working capital accounts.  The assets acquired and liabilities assumed consisted of working capital of $10 million, property and equipment of $2 million, intangible assets of $22 million, and goodwill of $15 million.  The Company has recognized Goodwill on this transaction primarily as a result of expected cost synergies, and expects Goodwill to be deductible for tax purposes.

4.	Accounts Receivable Factoring Agreements

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

There were no amounts outstanding from financial institutions related to U.S. based programs at December 30, 2017 or September 30, 2017.  Gross amounts factored under these U.S. based programs at December 30, 2017 and September 30, 2017 were $118 million and $129 million, respectively.  The fees associated with transfer of receivables for all programs were not material for any of the periods presented.

5.	Restructuring and Impairment Charges

The Company incurred restructuring costs related to severance and facility exit costs of $11 million and $4 million for the quarterly periods ended December 30, 2017 and December 31, 2016, respectively.  The costs incurred in the quarter relate primarily to severance charges associated with acquisition integrations.  The tables below set forth the significant components of the restructuring charges recognized, by segment:

	Quarterly Period Ended
	December 30, 2017	December 31, 2016
Consumer Packaging	$1	$2
Health, Hygiene & Specialties	10	2
Engineered Materials	—	—
Consolidated	$11	$4

The table below sets forth the activity with respect to the restructuring accrual at December 30, 2017:

	Employee Severance and Benefits	Facility Exit Costs	Total
Balance at September 30, 2017	$14	$5	$19
Charges	10	1	11
Cash payments	(7)	(1)	(8)
Balance at December 30, 2017	$17	$5	$22

6.	Accrued Expenses, Other Current Liabilities and Other Long-Term Liabilities

The following table sets forth the totals included in Accrued expenses and other current liabilities on the Consolidated Balance Sheets:

	December 30, 2017	September 30, 2017
Employee compensation	$122	$147
Accrued taxes	107	90
Rebates	59	58
Interest	34	36
Tax receivable agreement obligation	24	35
Restructuring	22	19
Accrued operating expenses	86	78
	$454	$463

The following table sets forth the totals included in Other long-term liabilities on the Consolidated Balance Sheets:

	December 30, 2017	September 30, 2017
Pension liability	$53	$56
Deferred purchase price	46	46
Lease retirement obligation	42	37
Transition tax	36	—
Interest rate swaps	26	27
Sale-lease back deferred gain	23	24
Tax receivable agreement obligation	13	34
Other	75	76
	$314	$300

7.  Long-Term Debt

Long-term debt consists of the following:

	Maturity Date	December 30, 2017	September 30, 2017
Term loan	February 2020	$900	$1,000
Term loan	January 2021	814	814
Term loan	October 2022	1,645	1,645
Term loan	January 2024	496	498
Revolving line of credit	May 2020	—	—
5 1/8% Second Priority Senior Secured Notes	July 2023	700	700
5 1/2% Second Priority Senior Secured Notes	May 2022	500	500
6% Second Priority Senior Secured Notes	October 2022	400	400
Debt discounts and deferred fees		(46)	(48)
Capital leases and other	Various	127	132
Total long-term debt		5,536	5,641
Current portion of long-term debt		(34)	(33)
Long-term debt, less current portion		$5,502	$5,608

The Company was in compliance with all covenants for all periods presented.

Debt discounts and deferred financing fees are presented net of Long-term debt, less the current portion on the Consolidated Balance Sheets and are amortized to Interest expense through maturity.

Term Loans

In November 2017, the Company executed an amendment to lower interest rates under certain term loans.  The term loans maturing in February 2020 and January 2021 bear interest at LIBOR plus 2.00% with no LIBOR floor.  The term loans maturing in October 2022 and January 2024 bear interest at LIBOR plus 2.25% with no LIBOR floor.
During fiscal 2018, the Company has made $108 million of repayments on long-term borrowings using existing liquidity.  As a result of the current year prepayments and modifications, the Company recorded a $1 million loss on debt extinguishment in Other expense (income), net, reflecting the write-off of deferred financing fees and debt discounts, net of amortization associated with the portion of debt that was considered extinguished.
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

To the extent hedging relationships are found to be effective, as determined by FASB guidance, changes in the fair value of the derivatives are offset by changes in the fair value of the related hedged item and recorded to Accumulated other comprehensive loss. Any identified ineffectiveness, or changes in the fair value of a derivative not designated as a hedge, is recorded to the Consolidated Statements of Income.

Cross-Currency Swaps

In November 2017, the Company entered into certain cross-currency swap agreements with a notional amount of 250 million euro to effectively convert a portion of our fixed-rate U.S. dollar denominated term loans, including the monthly interest payments, to fixed-rate euro-denominated debt.  The swap agreements mature in May 2022.  The risk management objective is to manage foreign currency risk relating to net investments in certain European subsidiaries denominated in foreign currencies and reduce the variability in the functional currency cash flows of a portion of the Company's term loans.  Changes in fair value of the derivative instruments are recognized in a component of Accumulated other comprehensive loss, to offset the changes in the values of the net investments being hedged.

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

During fiscal 2017 the Company modified various term loan rates and maturities.  In conjunction with these modifications the Company realigned existing swap agreements which resulted in the de-designation of the original hedge and re-designation of the modified swaps as effective cash flow hedges.  The amounts included in Accumulated other comprehensive loss at the date of de-designation are being amortized to Interest expense through the terms of the original swaps.

At December 30, 2017, the Company effectively had (i) a $450 million interest rate swap transaction that swaps a one-month variable LIBOR contract for a fixed annual rate of 2.00%, with an effective date in May 2017 and expiration in May 2022, (ii) a $1 billion interest rate swap transaction that swaps a one-month variable LIBOR contract for a fixed annual rate of 1.5190% with an effective date in March 2017 and expiration in June 2019, (iii) a $1 billion interest rate swap transaction that swaps a one-month variable LIBOR contract for a fixed annual rate of 2.0987% with an effective date in February 2017 and expiration in September 2021.

The Company records the fair value positions of all derivative financial instruments on a net basis by counterparty for which a master netting arrangement is utilized.  When valuing swaps the Company utilizes Level 2 inputs (substantially observable).  Balances on a gross basis as of the current period are as follows:

Derivatives Instruments	Hedge Designation	Balance Sheet Location	December 30, 2017	September 30, 2017
Cross-currency swaps	Designated	Other long-term liabilities	$15	$—
Interest rate swaps	Designated	Other assets	7	1
Interest rate swaps	Not designated	Other assets	8	13
Interest rate swaps	Designated	Other long-term liabilities	1	15
Interest rate swaps	Not designated	Other long-term liabilities	10	13

The effect of the Company's derivative instruments on the Consolidated Statements of Income is as follows:

		Quarterly Period Ended
Derivatives instruments	Statement of Operations Location	December 30, 2017	December 31, 2016
Cross-currency swaps	Interest expense, net	$(1)	$—
Foreign currency swaps	Other expense (income), net	—	1
Interest rate swaps	Interest expense, net	2	5

The amortization related to unrealized losses in Accumulated other comprehensive loss is expected to be $2 million in the next 12 months.

Non-recurring Fair Value Measurements

The Company has certain assets that are measured at fair value on a non-recurring basis when impairment indicators are present or when the Company completes an acquisition.  The Company adjusts certain long-lived assets to fair value only when the carrying values exceed the fair values.  The categorization of the framework used to value the assets is considered Level 3, due to the subjective nature of the unobservable inputs used to determine the fair value.  These assets that are subject to our annual impairment analysis primarily include our definite lived and indefinite lived intangible assets, including Goodwill and our property, plant and equipment.  The Company reviews Goodwill and other indefinite lived assets for impairment as of the first day of the fourth fiscal quarter each year and more frequently if impairment indicators exist.  The Company determined Goodwill and other indefinite lived assets were not impaired in our annual fiscal 2017 assessment.  An incremental sustained earnings decline of 10-15% in the Health, Hygiene & Specialties - South America reporting unit, or future declines in our peer companies, market capitalizations, or total enterprise value, as well as lower valuation market multiples could impact future impairment tests.

Included in the following table are the major categories of assets measured at fair value on a non-recurring basis as of December 30, 2017 and September 30, 2017, along with the impairment loss recognized on the fair value measurement during the period:

	As of December 30, 2017
	Level 1	Level 2	Level 3	Total	Impairment
Indefinite-lived trademarks	$—	$—	$248	$248	$—
Goodwill	—	—	2,777	2,777	—
Definite lived intangible assets	—	—	999	999	—
Property, plant, and equipment	—	—	2,363	2,363	—
Total	$—	$—	$6,387	$6,387	$—

	As of September 30, 2017
	Level 1	Level 2	Level 3	Total	Impairment
Indefinite-lived trademarks	$—	$—	$248	$248	$—
Goodwill	—	—	2,775	2,775	—
Definite lived intangible assets	—	—	1,038	1,038	—
Property, plant, and equipment	—	—	2,366	2,366	2
Total	$—	$—	$6,427	$6,427	$2

The Company's financial instruments consist primarily of cash and cash equivalents, long-term debt, interest rate and cross-currency swap agreements, and capital lease obligations.  The fair value of our long-term indebtedness exceeded book value by $61 million as of December 30, 2017.  The Company's long-term debt fair values were determined using Level 2 inputs as other significant observable inputs were not available.

9.	Income Taxes

In December 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"). The Tax Act significantly revises the future ongoing U.S. corporate income tax by, among other things, lowering U.S. corporate income tax rates.  As the Company has a September fiscal year-end, the lower corporate income tax rate will be phased in during fiscal 2018 and will be 21% in subsequent years.  Partially offsetting the lower corporate income tax, the Tax Act also eliminates certain domestic deductions that were previously included in our estimated annual tax rate.  The estimated impact of the corporate income tax net reduction along with the transitional taxes, discussed below, were recorded to the Consolidated Statements of Income in the quarter.

As part of the transition to the new tax system, the Tax Act (i) imposes a one-time repatriation tax on deemed repatriation of historical earnings of foreign subsidiaries and (ii) requires the Company revalue our U.S. net deferred tax liability position to the lower federal base rate of 21%.  These transitional impacts resulted in a provisional transition benefit of $95 million for the quarter, comprised of an estimated repatriation tax charge of $44 million (comprised of the U.S. repatriation taxes and foreign withholding taxes) and an estimated net deferred tax revaluation benefit of $139 million.  After exclusion of this benefit, the effective tax rate was 26% for the Quarter and was positively impacted by 3% from the share-based compensation excess tax benefit deduction and a 2% benefit from the domestic manufacturing deduction.  These favorable items were partially offset by increases of 3% from U.S. state income taxes, 2% from foreign valuation allowance, 1% from higher tax rates in foreign jurisdictions, and other discrete items.

The changes included in the Tax Act are broad and complex.  The final transition impacts of the Tax Act may differ from the above estimate, possibly materially, due to, among other things, changes in interpretations of the Tax Act, any legislative action to address questions that arise because of the Tax Act, any changes in accounting standards for income taxes or related interpretations in response to the Tax Act, or any updates or changes to estimates the Company has utilized to calculate the transition impacts.  The Securities and Exchange Commission has issued guidance that would allow for a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts.  We currently anticipate finalizing and recording any resulting adjustments by the end of fiscal 2018.

10.	Operating Segments

The Company's operations are organized into three operating segments: Engineered Materials, Health, Hygiene & Specialties, and Consumer Packaging.  The structure is designed to align us with our customers, provide optimal service, and drive future growth in a cost efficient manner.  Selected information by reportable segment is presented in the following tables:

	Quarterly Period Ended
	December 30, 2017	December 31, 2016
Net sales:
Engineered Materials	$648	$383
Health, Hygiene & Specialties	577	570
Consumer Packaging	551	549
Total net sales	$1,776	$1,502
Operating income:
Engineered Materials	$88	$53
Health, Hygiene & Specialties	37	59
Consumer Packaging	38	34
Total operating income	$163	$146
Depreciation and amortization:
Engineered Materials	$29	$17
Health, Hygiene & Specialties	46	44
Consumer Packaging	54	59
Total depreciation and amortization	$129	$120

	December 30, 2017	September 30, 2017
Total assets:
Engineered Materials	$1,753	$1,803
Health, Hygiene & Specialties	3,475	3,496
Consumer Packaging	3,192	3,177
Total assets	$8,420	$8,476

Selected information by geography is presented in the following tables:

	Quarterly Period Ended
	December 30, 2017	December 31, 2016
Net sales:
North America	$1,466	$1,204
South America	74	80
Europe	170	149
Asia	66	69
Total net sales	$1,776	$1,502

	December 30, 2017	September 30, 2017
Long-lived assets:
North America	$5,313	$5,350
South America	358	371
Europe	470	467
Asia	298	284
Total long-lived assets:	$6,439	$6,472

Selected information by product line is presented in the following tables:

	Quarterly Period Ended
	December 30, 2017	December 31, 2016
Net sales:
Performance Materials	45	73
Engineered Products	55	27
Engineered Materials	100%	100%

Health	19	20
Hygiene	44	46
Specialties	37	34
Health, Hygiene & Specialties	100%	100%

Rigid Open Top	43	42
Rigid Closed Top	57	58
Consumer Packaging	100%	100%

Goodwill

The changes in the carrying amount of goodwill by reportable segment are as follows:

	Engineered Materials	Health, Hygiene & Specialties	Consumer Packaging	Total
Balance as of September 30, 2017	$545	$819	$1,411	$2,775
Acquisitions, net	4	—	—	4
Foreign currency translation adjustment	—	(2)	—	(2)
Balance as of December 30, 2017	$549	$817	$1,411	$2,777

11.	Contingencies and Commitments

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

Basic net income per share is calculated by dividing the net income attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for common stock equivalents.  Diluted net income per share is calculated by dividing the net income attributable to common stockholders by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method and the if-converted method.  For purposes of this calculation, stock options are considered to be common stock equivalents and are only included in the calculation of diluted net income per share when their effect is dilutive.  There were no shares excluded from the calculations as the effect of their conversion into shares of our common stock would be antidilutive.

The following tables provide a reconciliation of the numerator and denominator of the basic and diluted net income per share calculations.

	Quarterly Period Ended
(in millions, except per share amounts)	December 30, 2017	December 31, 2016
Numerator
Consolidated net income	$163	$51
Denominator
Weighted average common shares outstanding - basic	131.0	122.0
Dilutive shares	5.0	5.8
Weighted average common and common equivalent shares outstanding - diluted	136.0	127.8

Per common share income
Basic	$1.24	$0.42
Diluted	$1.20	$0.40

13.  Accumulated Other Comprehensive Loss

The components and activity of Accumulated other comprehensive loss are as follows:

	Currency Translation	Defined Benefit Pension and Retiree Health Benefit Plans	Interest Rate Swaps	Accumulated Other Comprehensive Loss
Balance at September 30, 2017	$(48)	$(16)	$(4)	$(68)
Other comprehensive income (loss) before reclassifications	(24)	(1)	14	(11)
Net amount reclassified from accumulated other comprehensive income (loss)	—	—	3	3
Provision for income taxes	—	—	(4)	(4)
Balance at December 30, 2017	$(72)	$(17)	$9	$(80)

	Currency Translation	Defined Benefit Pension and Retiree Health Benefit Plans	Interest Rate Swaps	Accumulated Other Comprehensive Loss
Balance at October 1, 2016	$(82)	$(44)	$(22)	$(148)
Other comprehensive income (loss) before reclassifications	(45)	—	12	(33)
Net amount reclassified from accumulated other comprehensive income (loss)	—	—	5	5
Provision for income taxes	—	—	(6)	(6)
Balance at December 31, 2016	$(127)	$(44)	$(11)	$(182)

14.	Guarantor and Non-Guarantor Financial Information

Berry Global, Inc. ("Issuer") has notes outstanding which are fully, jointly, severally, and unconditionally guaranteed by its parent, Berry Global Group, Inc. (for purposes of this Note, "Parent") and substantially all of Issuer's domestic subsidiaries.  Separate narrative information or financial statements of the guarantor subsidiaries have not been included because they are 100% owned by Parent and the guarantor subsidiaries unconditionally guarantee such debt on a joint and several basis.  A guarantee of a guarantor subsidiary of the securities will terminate upon the following customary circumstances:  the sale of the capital stock of such guarantor if such sale complies with the indentures, the designation of such guarantor as an unrestricted subsidiary, the defeasance or discharge of the indenture or in the case of a restricted subsidiary that is required to guarantee after the relevant issuance date, if such guarantor no longer guarantees certain other indebtedness of the issuer.  The guarantees of the guarantor subsidiaries are also limited as necessary to prevent them from constituting a fraudulent conveyance under applicable law and any guarantees guaranteeing subordinated debt are subordinated to certain other of the Company's debts.  Parent also guarantees the Issuer's term loans and revolving credit facilities.  The guarantor subsidiaries guarantee our term loans and are co-borrowers under our revolving credit facility.  Presented below is condensed consolidating financial information for the Parent, Issuer, guarantor subsidiaries and non-guarantor subsidiaries.  The Issuer and guarantor financial information includes all of our domestic operating subsidiaries; our non-guarantor subsidiaries include our foreign subsidiaries, certain immaterial domestic subsidiaries and the unrestricted subsidiaries under the Issuer's indentures.  The Parent uses the equity method to account for its ownership in the Issuer in the Condensed Consolidating Supplemental Financial Statements.  The Issuer uses the equity method to account for its ownership in the guarantor and non-guarantor subsidiaries.  All consolidating entries are included in the eliminations column along with the elimination of intercompany balances.

Condensed Supplemental Consolidated Balance Sheet

	December 30, 2017
	Parent	Issuer	Guarantor Subsidiaries	Non— Guarantor Subsidiaries	Eliminations	Total
Current assets	—	126	1,127	728	—	1,981
Intercompany receivable	334	2,286	—	—	(2,620)	—
Property, plant, and equipment, net	—	73	1,564	726	—	2,363
Other assets	1,152	5,401	4,555	528	(7,560)	4,076
Total assets	$1,486	$7,886	$7,246	$1,982	$(10,180)	$8,420

Current liabilities	24	279	560	291	—	1,154
Intercompany payable	—	—	2,571	49	(2,620)	—
Other long-term liabilities	288	5,649	90	65	—	6,092
Stockholders' equity	1,174	1,958	4,025	1,577	(7,560)	1,174
Total liabilities and stockholders' equity	$1,486	$7,886	$7,246	$1,982	$(10,180)	$8,420

	September 30, 2017
	Parent	Issuer	Guarantor Subsidiaries	Non— Guarantor Subsidiaries	Eliminations	Total
Current assets	—	116	1,113	775	—	2,004
Intercompany receivable	512	2,217	—	—	(2,729)	—
Property, plant and equipment, net	—	80	1,564	722	—	2,366
Other assets	992	5,335	4,583	533	(7,337)	4,106
Total assets	$1,504	$7,748	$7,260	$2,030	$(10,066)	$8,476

Current liabilities	36	243	537	318	—	1,134
Intercompany payable	—	—	2,667	62	(2,729)	—
Other long-term liabilities	453	5,707	99	68	—	6,327
Stockholders' equity	1,015	1,798	3,957	1,582	(7,337)	1,015
Total liabilities and stockholders' equity	$1,504	$7,748	$7,260	$2,030	$(10,066)	$8,476

Condensed Supplemental Consolidated Statements of Operations

	Quarterly Period Ended December 30, 2017
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$138	$1,225	$413	$—	$1,776
Cost of goods sold	—	106	989	352	—	1,447
Selling, general and administrative	—	12	80	25	—	117
Amortization of intangibles	—	—	31	7	—	38
Restructuring and impairment charges	—	—	7	4	—	11
Operating income	—	20	118	25	—	163
Other expense (income), net	—	5	7	(3)	—	9
Interest expense, net	—	5	43	14	—	62
Equity in net income of subsidiaries	(92)	(72)	—	—	164	—
Income before income taxes	92	82	68	14	(164)	92
Income tax expense	(71)	(81)	—	10	71	(71)
Consolidated net income	$163	$163	$68	$4	$(235)	$163
Comprehensive net income	$163	$160	$68	$(5)	$(235)	$151

Consolidating Statement of Cash Flows
Cash Flow from Operating Activities	$—	$35	$139	$(21)	$—	$153
Cash Flow from Investing Activities
Additions to property, plant, and equipment	—	(3)	(61)	(30)	—	(94)
Proceeds from sale of assets	—	—	—	3	—	3
(Contributions) distributions to/from subsidiaries	(4)	4	—	—	—	—
Intercompany advances (repayments)	—	69	—	—	(69)	—
Net cash from investing activities	(4)	70	(61)	(27)	(69)	(91)

Cash Flow from Financing Activities
Repayments on long-term borrowings	—	(106)	(2)	—	—	(108)
Proceeds from issuance of common stock	4	—	—	—	—	4
Payment of tax receivable agreement	(37)	—	—	—	—	(37)
Changes in intercompany balances	37	—	(86)	(20)	69	—
Net cash from financing activities	4	(106)	(88)	(20)	69	(141)

Effect of exchange rate changes on cash	—	—	—	1	—	1

Net change in cash	—	(1)	(10)	(67)	—	(78)
Cash and cash equivalents at beginning of period	—	18	12	276	—	306
Cash and cash equivalents at end of period	$—	$17	$2	$209	$—	$228

	Quarterly Period Ended December 31, 2016
	Parent	Issuer	Guarantor Subsidiaries	Non— Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$143	$979	$380	$—	$1,502
Cost of goods sold	—	116	789	301	—	1,206
Selling, general and administrative	—	42	75	(4)	—	113
Amortization of intangibles	—	2	25	6	—	33
Restructuring and impairment charges	—	—	4	—	—	4
Operating income (loss)	—	(17)	86	77	—	146
Other income, net	—	4	—	(5)	—	(1)
Interest expense, net	—	6	45	17	—	68
Equity in net income of subsidiaries	(79)	(92)	—	—	171	—
Income before income taxes	79	65	41	65	(171)	79
Income tax expense	28	14	—	14	(28)	28
Consolidated net income	$51	$51	$41	$51	$(143)	$51
Comprehensive net income	$51	$62	$41	$6	$(143)	$17

Consolidating Statement of Cash Flows
Cash Flow from Operating Activities	$—	$(19)	$120	$42	$—	$143
Cash Flow from Investing Activities
Additions to property, plant, and equipment	—	(2)	(50)	(13)	—	(65)
Proceeds from sale of assets	—	1	1	—	—	2
(Contributions) distributions to/from subsidiaries	(5)	5	—	—	—	—
Intercompany advances (repayments)	—	39	—	—	(39)	—
Other investing activities, net	—	(1)	—	—	—	(1)
Net cash from investing activities	(5)	42	(49)	(13)	(39)	(64)

Cash Flow from Financing Activities
Repayments on long-term borrowings	—	(9)	(1)	—	—	(10)
Proceeds from issuance of common stock	5	—	—	—	—	5
Payment of tax receivable agreement	(60)	—	—	—	—	(60)
Changes in intercompany balances	60	—	(67)	(32)	39	—
Net cash from financing activities	5	(9)	(68)	(32)	39	(65)

Effect of exchange rate changes on cash	—	—	—	(6)	—	(6)

Net change in cash	—	14	3	(9)	—	8
Cash and cash equivalents at beginning of period	—	102	5	216	—	323
Cash and cash equivalents at end of period	$—	$116	$8	$207	$—	$331

15. Subsequent Events

In January 2018, the Company issued $500 million aggregate principal amount of 4.50% second priority senior secured notes due 2026 (the "Notes") through a private placement offering.  The net proceeds from the Notes were used to fund the acquisition of Clopay Plastic Products Company, Inc. ("Clopay").

In February 2018, the Company acquired Clopay for a purchase price of $475 million, which is preliminary and subject to adjustment.  Clopay manufactures printed breathable films and is an innovator in the development of elastic films and laminates with product offerings uniquely designed for applications used in a number of markets including: hygiene, healthcare, construction and industrial protective apparel.  Clopay will be operated within the Health, Hygiene and Specialties segment.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in our most recent Form 10-K in the section titled "Risk Factors" and other risk factors identified from time to time in our periodic filings with the Securities and Exchange Commission.  As a result, our actual results may differ materially from those contained in any forward-looking statements.  The forward-looking statements referenced within this report should be read with the explanation of the qualifications and limitations included herein.  Fiscal 2017 and fiscal 2018 are fifty-two week periods.

Executive Summary

Business.  The Company's operations are organized into three operating segments: Engineered Materials, Health, Hygiene & Specialties, and Consumer Packaging.  The structure is designed to align us with our customers, provide optimal service, and drive future growth in a cost efficient manner.  The Engineered Materials segment primarily consists of tapes and adhesives, polyethylene based film products, can liners, printed films, and specialty coated, and laminated products.  The Health, Hygiene & Specialties segment primarily consists of nonwoven specialty materials and films used in hygiene, infection prevention, personal care, industrial, construction and filtration applications.  The Consumer Packaging segment primarily consists of containers, foodservice items, closures, overcaps, bottles, prescription containers, and tubes.

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

Clopay Plastic Products Company, Inc.

In February 2018, the Company acquired Clopay for a purchase price of $475 million, which is preliminary and subject to adjustment.  Clopay manufactures printed breathable films and is an innovator in the development of elastic films and laminates with product offerings uniquely designed for applications used in a number of markets including: hygiene, healthcare, construction and industrial protective apparel.  Clopay will be operated within the Health, Hygiene and Specialties segment.  The Company expects to realize annual cost synergies of approximately $20 million from the completion of the Clopay transaction.  To finance the purchase, the Company used the proceeds from the $500 million Notes (see footnote 15).

Raw Material Trends.  Our primary raw material is plastic resin consisting primarily of polypropylene and polyethylene. Plastic resins are subject to price fluctuations, including those arising from supply shortages and changes in the prices of natural gas, crude oil and other petrochemical intermediates from which resins are produced. The three month simple average price per pound, as published by U.S. market indexes, was as follows:

	Polyethylene Butene Film			Polypropylene
	2018	2017	2016	2018	2017	2016
1st quarter	$.87	$.75	$.69	$.84	$.69	$.70
2nd quarter	—	.77	.66	—	.80	.75
3rd quarter	—	.79	.73	—	.74	.71
4th quarter	—	.81	.75	—	.75	.71

Due to differences in the timing of passing through resin cost changes to our customers on escalator/de-escalator programs, segments are negatively impacted in the short term when plastic resin costs increase and are positively impacted when plastic resin costs decrease. This timing lag in passing through raw material cost changes could affect our results as plastic resin costs fluctuate.

Outlook.  The Company is impacted by general economic and industrial growth, plastic resin availability and affordability, and general industrial production.  Our business has both geographic and end-market diversity, which reduces the effect of any one of these factors on our overall performance.  Our results are affected by our ability to pass through raw material cost changes to our customers, improve manufacturing productivity and adapt to volume changes of our customers.  We believe there are long term growth opportunities within the health, pharmaceuticals, personal care and food packaging markets existing in developing countries, where expected per capita consumption increases should result in organic market growth.  In addition, while we continue to believe that long term dynamics of the resin markets will be an advantage to Berry, the short term challenges to regional transportation systems and higher raw material prices in part as a result of resin supply disruptions, as well as macroeconomic pressures in South America could create short-term headwinds for early fiscal 2018.  For fiscal 2018, including the impact from the recent Clopay transaction, we project cash flow from operations and adjusted free cash flow of $1,007 million and $630 million, respectively.  Our fiscal 2018 projections assume negative $40 million in working capital due to the recent raw material inflation, $340 million of capital spending and cash interest costs of $250 million.  Within our adjusted free cash flow guidance, we are also assuming cash taxes to be $160 million, including the $37 million payment made in the first quarter under the Company's tax receivable agreement and an estimated $50 million of cash tax savings related to the Tax Cuts and Jobs Act ( the "Tax Act"), along with other cash uses of $50 million related to items such as acquisition integration expenses and costs to achieve synergies.  For the definition of Adjusted free cash flow and further information related to Adjusted free cash flow as a non-GAAP financial measure, see "Liquidity and Capital Resources."

Results of Operations

Comparison of the Quarterly Period Ended December 30, 2017 (the "Quarter") and the Quarterly Period Ended December 31, 2016 (the "Prior Quarter")

Acquisition (businesses acquired in the last twelve months) sales and operating income disclosed within this section represents the results from acquisitions for the current period.  Business integration expenses consist of restructuring and impairment charges, acquisition related costs, and other business optimization costs.  Tables present dollars in millions.

Consolidated Overview
	Quarter	Prior Quarter	$ Change	% Change
Net sales	$1,776	$1,502	$274	18%
Operating income	$163	$146	$17	12%
Operating income percentage of net sales	9%	10%

The net sales increase of $274 million from Prior Quarter is primarily attributed to acquisition net sales of $267 million, an $18 million favorable impact from currency translation, and increases in selling prices due to the pass through of higher resin prices.  These increase are partially offset by a 1% base volume decline.

The operating income increase of $17 million from Prior Quarter is primarily attributed to acquisition operating income of $26 million, and an $11 million decrease in selling, general, and administrative expenses from cost reductions, and a $7 million decrease in depreciation and amortization. These increases are partially offset by an $18 million unfavorable impact from under recovery of higher cost of goods sold, a $5 million increase in business integration and restructuring costs, and a $4 million unfavorable impact from the volume decline.
Engineered Materials
	Quarter	Prior Quarter	$ Change	% Change
Net sales	$648	$383	$265	69%
Operating income	$88	$53	$35	66%
Percentage of net sales	14%	14%

Net sales in the Engineered Materials segment increased by $265 million from Prior Quarter primarily attributed to acquisition net sales of $267 million and a $6 million increase in selling prices due to the pass through of higher resin prices, partially offset by a 2% base volume decline.

The operating income increase of $35 million from Prior Quarter is primarily attributed to acquisition operating income of $26 million, a $4 million favorable impact from improvement in price cost spread, and a $4 million decrease in depreciation and amortization.

Health, Hygiene & Specialties
	Quarter	Prior Quarter	$ Change	% Change
Net sales	$577	$570	$7	1%
Operating income	$37	$59	$(22)	(37%)
Percentage of net sales	6%	10%

Net sales in the Health, Hygiene & Specialties segment increased by $7 million from Prior Quarter primarily attributed to a $16 million favorable impact from currency translation, partially offset by a 1% base volume decline.

The operating income decrease of $22 million from Prior Quarter is primarily attributed to a $17 million negative impact from under recovery of higher cost of goods sold related to inflation and market pressure in South America, a $6 million increase in business integration and restructuring costs, and a slight increase in depreciation and amortization expense, partially offset by a $4 million decrease in selling, general and administrative expenses.

Consumer Packaging
	Quarter	Prior Quarter	$ Change	% Change
Net sales	$551	$549	$2	0%
Operating income	$38	$34	$4	12%
Percentage of net sales	7%	6%

Net sales in the Consumer Packaging segment increased by $2 million from Prior Quarter primarily attributed to an $8 million impact from selling price increases due to the pass through of higher resin prices, partially offset by a 1% base volume decline.

The operating income increase of $4 million from Prior Quarter is primarily attributed to a $5 million decrease in depreciation and amortization expense and a $5 million decrease in selling, general and administrative expense, partially offset by a $5 million unfavorable impact from under recovery of higher cost of goods sold.

Other expense (income), net
	Quarter	Prior Quarter	$ Change	% Change
Other expense (income), net	$9	$(1)	$10	1,000%

The other expense (income), net increase of $10 million from Prior Quarter is primarily attributed to a $4 million tax receivable agreement revaluation as a result of tax reform, a $3 million loss on asset disposal in the Quarter and unfavorable foreign currency changes related to the remeasurement of non-operating intercompany balances.

Interest expense, net
	Quarter	Prior Quarter	$ Change	% Change
Interest expense, net	$62	$68	$(6)	(9%)

The interest expense decrease of $6 million from Prior Quarter is primarily attributed to lower interest rates on our term loans as a result of term loan modifications and reduced indebtedness.

Income tax expense (benefit)
	Quarter	Prior Quarter	$ Change	% Change
Income tax expense (benefit)	$(71)	$28	$(99)	(354%)

The income tax expense (benefit) decrease of $99 million from the Prior Quarter is primarily attributed to the $95 million provisional transition benefit recorded in the Quarter as a result of the recent U.S. tax legislation more fully described in footnote 9. After exclusion of the transitional benefit, the effective tax rate was 26% for the Quarter and was positively impacted by 3% from the share-based compensation excess tax benefit deduction and a 2% benefit from the domestic manufacturing deduction. These favorable items were partially offset by increases of 3% from U.S. state income taxes, 2% from foreign valuation allowance, 1% from higher tax rates in foreign jurisdictions, and other discrete items.

Changes in Comprehensive Income (Loss)

The $134 million improvement in Comprehensive income (loss) from Prior Quarter is primarily attributed to a $112 million improvement in Net income and a $21 million favorable change in currency translation, which is net of a negative $15 million related to the cross-currency swap.  Currency translation gains and losses are primarily related to non-U.S. subsidiaries with a functional currency other than U.S. Dollars whereby assets and liabilities are translated from the respective functional currency into U.S. Dollars using period-end exchange rates.  The change in currency translation in the Quarter was primarily attributed to locations utilizing the euro as the functional currency.  As part of the overall risk management, the Company uses derivative instruments to reduce exposure to (i) changes in interest rates attributed to the Company's floating-rate borrowings and (ii) currency risk related to net investments in foreign subsidiaries.  The change in fair value of these instruments is included in Accumulated other comprehensive loss.  The $2 million favorable change in fair value of these instruments in the Quarter versus Prior Quarter is primarily attributed to an increase in the forward interest curve between measurement dates.

Liquidity and Capital Resources

Senior Secured Credit Facility

We manage our global cash requirements considering (i) available funds among the many subsidiaries through which we conduct business, (ii) the geographic location of our liquidity needs, and (iii) the cost to access international cash balances.  We have a $750 million asset-based revolving line of credit that matures in May 2020.  At the end of the Quarter, the Company had no outstanding balance on the revolving credit facility.  The Company was in compliance with all covenants at the end of the Quarter (see footnote 7 to the Notes to the Consolidated Financial Statements incorporated herein).

Cash Flows

Net cash from operating activities increased $10 million from the Prior Quarter primarily attributed to improved net income before depreciation, amortization and the net impact of the recently announced U.S. tax legislation, partially offset by an increase in working capital due to higher raw material costs.

Net cash from investing activities increased $27 million from the Prior Quarter primarily attributed to increased capital expenditures compared to the Prior Quarter.

Net cash from financing activities increased $76 million from the Prior Quarter primarily attributed to increased repayments on our term loans partially offset by lower tax receivable agreement payments.

Adjusted Free Cash Flow

We define "Adjusted free cash flow" as cash flow from operating activities less net additions to property, plant and equipment and payments of the tax receivable agreement.

Based on our definition, our consolidated adjusted free cash flow is summarized as follows:

	Quarterly Period Ended
	December 30, 2017	December 31, 2016
Cash flow from operating activities	$153	$143
Additions to property, plant and equipment, net	(91)	(63)
Payments of tax receivable agreement	(37)	(60)
Adjusted free cash flow	$25	$20

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

Liquidity Outlook

At December 30, 2017, our cash balance was $228 million, of which approximately 90% was located outside the U.S.  We believe our existing U.S. based cash and cash flow from U.S. operations, together with available borrowings under our senior secured credit facilities, will be adequate to meet our liquidity needs over the next twelve months.  We do not expect our free cash flow to be sufficient to cover all long-term debt obligations and intend to refinance these obligations prior to maturity.  However, we cannot predict our future results of operations and our ability to meet our obligations involves numerous risks and uncertainties, including, but not limited to, those described in the "Risk Factors" section of our most recent Form 10-K filed with the Securities and Exchange Commission and in this Form 10-Q, if any.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

We are exposed to market risk from changes in interest rates primarily through our senior secured credit facilities.  At December 30, 2017, our senior secured credit facilities are comprised of (i) $3.9 billion term loans and (ii) a $750 million revolving credit facility with no borrowings outstanding.  Borrowings under our senior secured credit facilities bear interest at a rate equal to an applicable margin plus LIBOR.  The applicable margin for LIBOR rate borrowings under the revolving credit facility ranges from 1.25% to 1.75%, and the margin for the term loans range from 2.00% to 2.25% per annum with a 0% LIBOR floor.  At December 30, 2017, the LIBOR rate of approximately 1.56% was applicable to the term loans.  A 0.25% change in LIBOR would increase our annual interest expense by $4 million on variable rate term loans.

We seek to minimize interest rate volatility risk through regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. These financial instruments are not used for trading or other speculative purposes.
As of December 30, 2017, the Company effectively had (i) a $450 million interest rate swap transaction that swaps a one-month variable LIBOR contract for a fixed annual rate of 2.00%, with an effective date in May 2017 and expiration in May 2022, (ii) a $1 billion interest rate swap transaction that swaps a one-month variable LIBOR contract for a fixed annual rate of 1.5190% with an effective date in March 2017 and expiration in June 2019, (iii) a $1 billion interest rate swap transaction that swaps a one-month variable LIBOR contract for a fixed annual rate of 2.0987% with an effective date in February 2017 and expiration in September 2021.

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

In November 2017, the Company entered into certain cross-currency swap agreements with a notional amount of 250 million euro to effectively convert a portion of our fixed-rate U.S. dollar denominated term loans, including the monthly interest payments, to fixed rate euro-denominated debt.  The swap agreements mature May 2022.  The risk management objective is to manage foreign currency risk relating to net investments in certain European subsidiaries denominated in foreign currencies and reduce the variability in the functional currency cash flows of a portion of the Company's term loans.  In the future, we may attempt to manage our foreign currency risk on our anticipated cash movements by entering into foreign currency forward contracts to offset potential foreign exchange gains or losses.

Item 4.	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

Under applicable Securities and Exchange Commission regulations, management of a reporting company, with the participation of the principal executive officer and principal financial officer, must periodically evaluate the company's "disclosure controls and procedures," which are defined generally as controls and other procedures of a reporting company designed to ensure that information required to be disclosed by the reporting company in its periodic reports filed with the commission (such as this Form 10-Q) is recorded, processed, summarized, and reported on a timely basis.
The Company's management, with the participation of the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures as of December 30, 2017.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 30, 2017, the design and operation of our disclosure controls and procedures were effective at the reasonable assurance level.

(b)	Changes in internal controls.

There were no changes in our internal control over financial  reporting that occurred during the quarter ended December 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings

There have been no material changes in legal proceedings from the items disclosed in our Form 10-K filed with the Securities and Exchange Commission.

Item 1A.	Risk Factors

Before investing in our securities, we recommend that investors carefully consider the risks described in our most recent Form 10-K filed with the Securities and Exchange Commission, including those under the heading "Risk Factors" and other information contained in this Quarterly Report.  Realization of any of these risks could have a material adverse effect on our business, financial condition, cash flows and results of operations.  In addition to the Company's risk factors described in our most recent Form 10-K filed with the Securities and Exchange Commission, investors should consider the following risk factor.

The final impacts of the Tax Cuts and Jobs Act could be materially different from our current estimates.

The Tax Cuts and Jobs Act was signed into law in December 2017. The new law made numerous changes to federal corporate tax law that we expect will significantly reduce our effective tax rate in future periods.  The changes included in the Tax Act are broad and complex. The final transition impacts of the Tax Act may differ from our current estimates, possibly materially, due to, among other things, changes in interpretations of the Tax Act, any legislative action to address questions that arise because of the Tax Act, any changes in accounting standards for income taxes or related interpretations in response to the Tax Act, or any updates or changes to estimates the Company has utilized to calculate the transition impacts.

Forward-looking Statements and Other Factors Affecting Future Results.

All forward-looking information and subsequent written and oral forward-looking statements attributable to us, or to persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. Some of the factors that we believe could affect our results include:

●	risks associated with our substantial indebtedness and debt service;
●	changes in prices and availability of resin and other raw materials and our ability to pass on changes in raw material prices on a timely basis;
●	performance of our business and future operating results;
●	risks related to our acquisition strategy and integration of acquired businesses;
●	reliance on unpatented know-how and trade secrets;
●	increases in the cost of compliance with laws and regulations, including environmental, safety, and production and product laws and regulations;
●	risks related to disruptions in the overall economy and the financial markets that may adversely impact our business;
●	catastrophic loss of one of our key manufacturing facilities, natural disasters, and other unplanned business interruptions;
●	risks of competition, including foreign competition, in our existing and future markets;
●	risks related to the market acceptance of our developing technologies and products;
●	general business and economic conditions, particularly an economic downturn;
●	risks that our restructuring program may entail greater implementation costs or result in lower cost savings than anticipated;
●	the ability of our insurance to cover fully our potential exposures;
●	new legislation or new regulations and the Company's corresponding interpretations of either may affect our business and consolidated financial condition and results of operations; and
●	the other factors discussed in our most recent Form 10-K and in this Form 10-Q in the section titled "Risk Factors."

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

Item 6.	Exhibits

3.1	Amended and Restated Bylaws of Berry Global Group, Inc., effective November 30, 2017 (incorporated by reference to Exhibit 3.1 to the Company's Form 8-K filed on November 30, 2017).
4.1
Indenture, by and between Berry Global, Inc., Berry Global Group, Inc., the subsidiaries of Berry Global, Inc. party thereto, and U.S. Bank National Association, as Trustee, relating to the 4.500% second priority senior secured notes due 2026, dated January 26, 2018 (incorporated by reference to Exhibit 4.1 to the Company's Form 8-K filed on January 29, 2018).

10.1*
U.S. $900,000,000 and $814,375,000 Incremental Assumption Agreement, dated as of November 27, 2017, by and among Berry Global Group, Inc., Berry Global, Inc. and certain of its subsidiaries referenced therein, Credit Suisse AG, Cayman Islands Branch, as administrative agent for the lenders under the term loan credit agreement referenced therein, Citibank, N.A., as initial Term O lender and  Citibank, N.A., as initial Term P lender therein.

10.2*
Senior Executive Employment Contract dated as of September 30, 2015 between PGI Specialty Materials Inc. and Jean Marc Galvez, together with the International Assignment Letter dated December 18, 2016 from Berry Global, Inc.  (f/k/a Berry Plastics Corporation).

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.
32.1*	Section 1350 Certification of the Chief Executive Officer.
32.2*	Section 1350 Certification of the Chief Financial Officer.
101.	Interactive Data Files.

*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Berry Global Group, Inc.

February 7, 2018	By:	/s/ Mark W. Miles
Mark W. Miles
Chief Financial Officer