Form 10-Q
period 2018-03-31
BERRY GLOBAL GROUP INC
filed 2018-05-03
CIK 1378992

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2018
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

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.
Yes  ☐   No  ☒

Class	Outstanding at May 3, 2018
Common Stock, $.01 par value per share	131.7 million shares

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
For Quarterly Period Ended March 31, 2018

Part I. Financial Information

Item 1.	Financial Statements

Berry Global Group, Inc.
Consolidated Statements of Income
(Unaudited)
(in millions of dollars, except per share amounts)

	Quarterly Period Ended		Two Quarterly Periods Ended
	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017
Net sales	$1,967	$1,806	$3,743	$3,308
Costs and expenses:
Cost of goods sold	1,596	1,453	3,043	2,659
Selling, general and administrative	130	132	247	245
Amortization of intangibles	38	40	76	73
Restructuring and impairment charges	15	6	26	10
Operating income	188	175	351	321
Other expense, net	5	20	14	19
Interest expense, net	66	67	128	135
Income before income taxes	117	88	209	167
Income tax expense (benefit)	27	16	(44)	44
Net income	$90	$72	$253	$123

Net income per share:
Basic	$0.69	$0.56	$1.93	$0.98
Diluted	0.66	0.54	1.86	0.94
Outstanding weighted-average shares:
Basic	131.3	127.7	131.0	124.9
Diluted	135.8	133.2	135.9	130.7

Consolidated Statements of Comprehensive Income
(Unaudited)
(in millions of dollars)

	Quarterly Period Ended		Two Quarterly Periods Ended
	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017
Net income	$90	$72	$253	$123
Currency translation	7	21	(17)	(24)
Pension and other postretirement benefits	—	13	(1)	13
Interest rate hedges	23	15	41	33
Provision for income taxes	(6)	(6)	(11)	(13)
Other comprehensive income, net of tax	24	43	12	9
Comprehensive income	$114	$115	$265	$132

See notes to consolidated financial statements.

Berry Global Group, Inc.
Consolidated Balance Sheets
(in millions of dollars)

	March 31, 2018	September 30, 2017
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$291	$306
Accounts receivable (less allowance of $13)	918	847
Inventories:
Finished goods	562	428
Raw materials and supplies	389	334
	951	762
Prepaid expenses and other current assets	101	89
Total current assets	2,261	2,004
Property, plant, and equipment, net	2,618	2,366
Goodwill and intangible assets, net	4,160	4,061
Other assets	68	45
Total assets	$9,107	$8,476

Liabilities
Current liabilities:
Accounts payable	$718	$638
Accrued expenses and other current liabilities	410	463
Current portion of long-term debt	34	33
Total current liabilities	1,162	1,134
Long-term debt, less current portion	5,992	5,608
Deferred income taxes	325	419
Other long-term liabilities	322	300
Total liabilities	7,801	7,461

Stockholders' equity
Common stock (131.6 and 130.9 million shares issued, respectively)	1	1
Additional paid-in capital	849	823
Non-controlling interest	3	3
Retained earnings	509	256
Accumulated other comprehensive loss	(56)	(68)
Total stockholders' equity	1,306	1,015
Total liabilities and stockholders' equity	$9,107	$8,476

See notes to consolidated financial statements.

Berry Global Group, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(in millions of dollars)

	Two Quarterly Periods Ended
	March 31, 2018	April 1, 2017
Cash Flows from Operating Activities:
Net income	$253	$123
Adjustments to reconcile net cash provided by operating activities:
Depreciation	185	178
Amortization of intangibles	76	73
Non-cash interest expense	4	4
Deferred income tax	(102)	12
Stock compensation expense	14	11
Other non-cash operating activities, net	12	24
Changes in working capital	(191)	(90)
Changes in other assets and liabilities	34	(2)
Net cash from operating activities	285	333

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(184)	(135)
Proceeds from sale of assets	3	4
Acquisition of business, net of cash acquired	(474)	(458)
Other investing activities, net	—	(1)
Net cash from investing activities	(655)	(590)

Cash Flows from Financing Activities:
Proceeds from long-term borrowings	497	595
Repayments on long-term borrowings	(117)	(317)
Proceeds from issuance of common stock	12	15
Payment of tax receivable agreement	(37)	(60)
Debt financing costs	(1)	(4)
Net cash from financing activities	354	229
Effect of exchange rate changes on cash	1	(2)
Net change in cash	(15)	(30)
Cash and cash equivalents at beginning of period	306	323
Cash and cash equivalents at end of period	$291	$293

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

Revenue Recognition

In May 2014, the FASB issued a final standard on revenue recognition.  Under the new standard, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  For public entities, the provisions of the new standard are effective for annual reporting periods beginning after December 15, 2017 and interim periods therein.  An entity can apply the new revenue standard on a full retrospective approach to each prior reporting period presented or on a modified retrospective approach with the cumulative effect of initially applying the standard recognized at the date of initial application in retained earnings.

The Company has evaluated a substantial portion of its contracts with key customers and is evaluating the provisions under the five-step model specified by the new standard.  While the Company continues to evaluate the potential impacts of the new standard, based on procedures to date we do not expect a material impact to the consolidated financial statements.  Adoption of the new standard will result in expanded revenue disclosures.  The Company plans to adopt the new standard which will be effective for the Company beginning in fiscal 2019 using the modified retrospective approach.

Hedges

In August 2017, the FASB issued ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities in order to more closely align the results of hedge accounting with risk management activities through changes to the designation and measurement guidance.  The new standard is effective for interim and annual periods beginning after December 15, 2018.  The effect of adoption should be reflected on all active hedges as of the beginning of the fiscal year of adoption.  The Company has chosen to early adopt this standard for fiscal 2018, and the adoption of this standard did not have a material impact on any of its active hedges.

Comprehensive Income

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income.  The new standard allows for a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. The new standard is effective for interim and annual periods beginning after December 15, 2018.  The Company is currently evaluating the impact of this standard.

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

Unaudited pro forma net sales were $1.9 billion and $3.6 billion for the quarterly and two quarterly periods ended April 1, 2017, respectively.  The unaudited pro forma net income was $74 million and $125 million for the quarterly and two quarterly periods ended April 1, 2017, respectively.  The unaudited pro forma net sales and net income assume that the AEP acquisition had occurred at the beginning of the period.

Adchem Corp.

In June 2017, the Company acquired Adchem Corp.'s ("Adchem") tapes business for a purchase price of $49 million, which the Company financed using existing liquidity.  Adchem is a leader in the development of high performance adhesive tape systems for the automotive, construction, electronics, graphic arts, medical and general tape markets.  The acquired business is operated in our Engineered Materials segment.  The acquisition has been accounted for under the purchase method of accounting and accordingly, the purchase price has been allocated to the identifiable assets and liabilities based on preliminary estimates of fair value at the acquisition date.  The results of Adchem have been included in the consolidated results of the Company since the date of the acquisition.  The Company has not finalized the allocations of the purchase price to the fair value of deferred taxes (including assessment of uncertain tax positions).  The assets acquired and liabilities assumed consisted of working capital of $10 million, property and equipment of $2 million, intangible assets of $22 million, and goodwill of $15 million.  The Company has recognized Goodwill on this transaction primarily as a result of expected cost synergies, and expects Goodwill to be deductible for tax purposes.

Clopay Plastic Products Company, Inc.

In February 2018, the Company acquired Clopay Plastic Products Company, Inc. ("Clopay") for a purchase price of $474 million, which is preliminary and subject to adjustment.  Clopay is an innovator in the development of printed breathable films, elastic films, and laminates with product offerings uniquely designed for applications used in a number of markets including: hygiene, healthcare, construction and industrial protective apparel.  The acquired business is operated within our Health, Hygiene & Specialties segment.  To finance the purchase, the Company issued $500 million aggregate principal amount of 4.5% second priority notes through a private placement offering.

The acquisition has been accounted for under the purchase method of accounting, and accordingly, the purchase price has been allocated to the identifiable assets and liabilities based on preliminary fair values at the acquisition date.  The results of Clopay have been included in the consolidated results of the Company since the date of the acquisition.  The Company has not finalized the allocation of the purchase price to the fair value of the assets acquired and liabilities assumed.  The Company has recognized Goodwill on this transaction primarily as a result of expected cost synergies, and expects Goodwill to be deductible for tax purposes.  The following table summarizes the preliminary purchase price allocation and estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition:

Working capital (a)	$70
Property and equipment	239
Intangible assets	91
Goodwill	76
Other assets and long-term liabilities	(2)
(a) Includes a $3 million step up of inventory to fair value

4.	Accounts Receivable Factoring Agreements

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

There were no amounts outstanding from financial institutions related to U.S. based programs at March 31, 2018 or September 30, 2017.  Gross amounts factored under these U.S. based programs at March 31, 2018 and September 30, 2017 were $116 million and $129 million, respectively.  The fees associated with transfer of receivables for all programs were not material for any of the periods presented.

5.	Restructuring and Impairment Charges

The Company incurred restructuring costs related to severance charges associated with acquisition integrations and facility exit costs.  The tables below set forth the significant components of the restructuring charges recognized, by segment:

	Quarterly Period Ended		Two Quarterly Periods Ended
	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017
Engineered Materials	$2	$2	$2	$2
Health, Hygiene & Specialties	12	2	22	4
Consumer Packaging	1	2	2	4
Consolidated	$15	$6	$26	$10

The table below sets forth the activity with respect to the restructuring accrual at March 31, 2018:

	Employee Severance and Benefits	Facility Exit Costs	Total
Balance at September 30, 2017	$14	$5	$19
Charges	25	1	26
Cash payments	(17)	(2)	(19)
Balance at March 31, 2018	$22	$4	$26

6.	Accrued Expenses, Other Current Liabilities and Other Long-Term Liabilities

The following table sets forth the totals included in Accrued expenses and other current liabilities on the Consolidated Balance Sheets:

	March 31, 2018	September 30, 2017
Employee compensation	$121	$147
Accrued taxes	72	90
Rebates	43	58
Interest	39	36
Restructuring	26	19
Tax receivable agreement obligation	24	35
Accrued operating expenses	85	78
	$410	$463

The following table sets forth the totals included in Other long-term liabilities on the Consolidated Balance Sheets:

	March 31, 2018	September 30, 2017
Pension liability	$53	$56
Deferred purchase price	46	46
Lease retirement obligation	42	37
Transition tax	36	—
Derivative instruments	33	27
Sale-lease back deferred gain	23	24
Tax receivable agreement obligation	13	34
Other	76	76
	$322	$300

7.  Long-Term Debt

Long-term debt consists of the following:

	Maturity Date	March 31, 2018	September 30, 2017
Term loan	February 2020	$900	$1,000
Term loan	January 2021	814	814
Term loan	October 2022	1,645	1,645
Term loan	January 2024	495	498
Revolving line of credit	May 2020	—	—
5 1/2% Second Priority Senior Secured Notes	May 2022	500	500
6% Second Priority Senior Secured Notes	October 2022	400	400
5 1/8% Second Priority Senior Secured Notes	July 2023	700	700
4 1/2% Second Priority Senior Secured Notes	February 2026	500	—
Debt discounts and deferred fees		(48)	(48)
Capital leases and other	Various	120	132
Total long-term debt		6,026	5,641
Current portion of long-term debt		(34)	(33)
Long-term debt, less current portion		$5,992	$5,608

The Company was in compliance with all covenants for all periods presented.

Debt discounts and deferred financing fees are presented net of Long-term debt, less the current portion on the Consolidated Balance Sheets and are amortized to Interest expense through maturity.

4 1/2% Second Priority Senior Secured Notes

In January 2018, the Company issued $500 million aggregate principal amount of 4.50% second priority senior secured notes due 2026.  Interest on these notes is due semiannually in February and August.  The Company recognized $4 million of debt discount related to this offering.  The net proceeds were used to fund the Clopay acquisition.

Term Loans

In November 2017 and February 2018, the Company executed amendments to lower interest rates under certain term loans.  Each of the term loans now bear interest at LIBOR plus 2.00% with no LIBOR floor.
During fiscal 2018, the Company has made $117 million of repayments on long-term borrowings using existing liquidity.  As a result of the current year prepayments and modifications, the Company recorded a $1 million loss on debt extinguishment in Other expense, reflecting the write-off of deferred financing fees and debt discounts, net of amortization associated with the portion of debt that was considered extinguished.
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

At March 31, 2018, the Company effectively had (i) a $450 million interest rate swap transaction that swaps a one-month variable LIBOR contract for a fixed annual rate of 2.00%, with an effective date in May 2017 and expiration in May 2022, (ii) a $1 billion interest rate swap transaction that swaps a one-month variable LIBOR contract for a fixed annual rate of 1.5190% with an effective date in March 2017 and expiration in June 2019, (iii) a $1 billion interest rate swap transaction that swaps a one-month variable LIBOR contract for a fixed annual rate of 2.0987% with an effective date in February 2017 and expiration in September 2021.

The Company records the fair value positions of all derivative financial instruments on a net basis by counterparty for which a master netting arrangement is utilized.  When valuing swaps the Company utilizes Level 2 inputs (substantially observable).  Balances on a gross basis as of the current period are as follows:

Derivative Instruments	Hedge Designation	Balance Sheet Location	March 31, 2018	September 30, 2017
Cross-currency swaps	Designated	Other long-term liabilities	$28	$—
Interest rate swaps	Designated	Other assets	30	1
Interest rate swaps	Not designated	Other assets	3	13
Interest rate swaps	Designated	Other long-term liabilities	—	15
Interest rate swaps	Not designated	Other long-term liabilities	5	13

The effect of the Company's derivative instruments on the Consolidated Statements of Income is as follows:

		Quarterly Period Ended		Two Quarterly Periods Ended
Derivative Instruments	Statements of Income Location	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017
Cross-currency swaps	Interest expense, net	$(1)	$—	$(2)	$—
Foreign currency swaps	Other expense, net	—	1	—	2
Interest rate swaps	Interest expense, net	1	3	3	8

The amortization related to unrealized losses in Accumulated other comprehensive loss is expected to be $2 million in the next 12 months.

Non-recurring Fair Value Measurements

The Company has certain assets that are measured at fair value on a non-recurring basis when impairment indicators are present.  The assets are adjusted to fair value only when the carrying values exceed the fair values.  The categorization of the framework used to price the assets is considered Level 3, due to the subjective nature of the unobservable inputs used to determine the fair value.  These assets include primarily our definite lived and indefinite lived intangible assets, including Goodwill and our property, plant, and equipment.  The Company reviews Goodwill and other indefinite lived assets for impairment as of the first day of the fourth fiscal quarter each year, and more frequently if impairment indicators exist.  The Company determined Goodwill and other indefinite lived assets were not impaired in our annual fiscal 2017 assessment.  An incremental sustained earnings decline of 10-15% in the Health, Hygiene & Specialties - South America reporting unit or future declines in our peer companies, market capitalizations, or total enterprise value, as well as lower valuation market multiples could impact future impairment tests.

Included in the following table are the major categories of assets measured at fair value on a non-recurring basis as of March 31, 2018 and September 30, 2017, along with the impairment loss recognized on the fair value measurement during the period:

	As of March 31, 2018
	Level 1	Level 2	Level 3	Total	Impairment
Indefinite-lived trademarks	$—	$—	$248	$248	$—
Goodwill	—	—	2,857	2,857	—
Definite lived intangible assets	—	—	1,055	1,055	—
Property, plant, and equipment	—	—	2,618	2,618	—
Total	$—	$—	$6,778	$6,778	$—

	As of September 30, 2017
	Level 1	Level 2	Level 3	Total	Impairment
Indefinite-lived trademarks	$—	$—	$248	$248	$—
Goodwill	—	—	2,775	2,775	—
Definite lived intangible assets	—	—	1,038	1,038	—
Property, plant, and equipment	—	—	2,366	2,366	2
Total	$—	$—	$6,427	$6,427	$2

The Company's financial instruments consist primarily of cash and cash equivalents and long-term debt.  The fair value of our marketable long-term indebtedness exceeded book value by $14 million as of March 31, 2018.  The Company's long-term debt fair values were determined using Level 2 inputs as other significant observable inputs were not available.

9.	Income Taxes

In December 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"). The Tax Act significantly revises the future ongoing U.S. corporate income tax by, among other things, lowering U.S. corporate income tax rates.  As the Company has a September fiscal year-end, the lower corporate income tax rate will be phased in during fiscal 2018 and will be 21% in subsequent years.  Partially offsetting the lower corporate income tax, the Tax Act also eliminates certain domestic deductions that were previously included in our estimated annual tax rate.  As part of the transition to the new tax system, the Tax Act (i) imposes a one-time repatriation tax on deemed repatriation of historical earnings of foreign subsidiaries and (ii) requires the Company revalue our U.S. net deferred tax liability position to the lower federal base rate of 21%.  These transitional impacts resulted in a provisional transition benefit of $95 million for the first fiscal quarter, comprised of an estimated repatriation tax charge of $44 million (comprised of the U.S. repatriation taxes and foreign withholding taxes) and an estimated net deferred tax revaluation benefit of $139 million.  The estimated impact of the corporate income tax net reduction along with the transitional taxes were recorded to the Consolidated Statements of Income in the Company's first fiscal quarter.

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

The effective tax rate was 23% for the Quarter and was positively impacted by 3% from the share-based compensation excess tax benefit deduction, 1% from research and development credits, and a 2% benefit from the domestic manufacturing deduction.  These favorable items were partially offset by increases of 3% from U.S. state income taxes, 2% from foreign valuation allowance, and other discrete items.

10.    Operating Segments

The Company's operations are organized into three operating segments: Engineered Materials, Health, Hygiene & Specialties, and Consumer Packaging.  The structure is designed to align us with our customers, provide optimal service, and drive future growth in a cost efficient manner.  Selected information by reportable segment is presented in the following tables:

	Quarterly Period Ended		Two Quarterly Periods Ended
	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017
Net sales:
Engineered Materials	$655	$620	$1,303	$1,003
Health, Hygiene & Specialties	706	597	1,283	1,167
Consumer Packaging	606	589	1,157	1,138
Total net sales	$1,967	$1,806	$3,743	$3,308
Operating income:
Engineered Materials	$94	$67	$182	$120
Health, Hygiene & Specialties	41	52	78	111
Consumer Packaging	53	56	91	90
Total operating income	$188	$175	$351	$321
Depreciation and amortization:
Engineered Materials	$27	$26	$56	$43
Health, Hygiene & Specialties	49	46	95	90
Consumer Packaging	56	59	110	118
Total depreciation and amortization	$132	$131	$261	$251

	March 31, 2018	September 30, 2017
Total assets:
Engineered Materials	$1,773	$1,803
Health, Hygiene & Specialties	4,068	3,496
Consumer Packaging	3,266	3,177
Total assets	$9,107	$8,476

Total goodwill:
Engineered Materials	$550	$545
Health, Hygiene & Specialties	897	819
Consumer Packaging	1,410	1,411
Total goodwill	$2,857	$2,775

Selected information by geography is presented in the following tables:

	Quarterly Period Ended		Two Quarterly Periods Ended
	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017
Net sales:
North America	$1,601	$1,500	$3,067	$2,704
South America	80	81	154	161
Europe	226	162	396	311
Asia	60	63	126	132
Total net sales	$1,967	$1,806	$3,743	$3,308

	March 31, 2018	September 30, 2017
Long-lived assets:
North America	$5,647	$5,350
South America	389	371
Europe	516	467
Asia	294	284
Total Long-lived assets	$6,846	$6,472

Selected information by product line is presented in the following tables:

	Quarterly Period Ended		Two Quarterly Periods Ended
(in percentages)	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017
Net sales:
Performance Materials	45%	47%	46%	46%
Engineered Products	55	53	54	54
Engineered Materials	100%	100%	100%	100%

Health	18%	22%	19%	21%
Hygiene	43	43	43	44
Specialties	39	35	38	35
Health, Hygiene & Specialties	100%	100%	100%	100%

Rigid Open Top	41%	40%	42%	41%
Rigid Closed Top	59	60	58	59
Consumer Packaging	100%	100%	100%	100%

11.	Contingencies and Commitments

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

The following tables provide a reconciliation of the numerator and denominator of the basic and diluted net income per share calculations.

	Quarterly Period Ended		Two Quarterly Periods Ended
(in millions, except per share amounts)	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017
Numerator
Net income	$90	$72	$253	$123
Denominator
Weighted average common shares outstanding - basic	131.3	127.7	131.0	124.9
Dilutive shares	4.5	5.5	4.9	5.8
Weighted average common and common equivalent shares outstanding - diluted	135.8	133.2	135.9	130.7

Per common share income
Basic	$0.69	$0.56	$1.93	$0.98
Diluted	$0.66	$0.54	$1.86	$0.94

13.  Accumulated Other Comprehensive Loss

The components and activity of Accumulated other comprehensive loss are as follows:

	Currency Translation	Defined Benefit Pension and Retiree Health Benefit Plans	Interest Rate Swaps	Accumulated Other Comprehensive Loss
Balance at September 30, 2017	$(48)	$(16)	$(4)	$(68)
Other comprehensive income (loss) before reclassifications	(17)	(1)	35	17
Net amount reclassified from accumulated other comprehensive income (loss)	—	—	6	6
Provision for income taxes	—	—	(11)	(11)
Balance at March 31, 2018	$(65)	$(17)	$26	$(56)

	Currency Translation	Defined Benefit Pension and Retiree Health Benefit Plans	Interest Rate Swaps	Accumulated Other Comprehensive Loss
Balance at October 1, 2016	$(82)	$(44)	$(22)	$(148)
Other comprehensive income (loss) before reclassifications	(24)	13	25	14
Net amount reclassified from accumulated other comprehensive income (loss)	—	—	8	8
Provision for income taxes	—	—	(13)	(13)
Balance at April 1, 2017	$(106)	$(31)	$(2)	$(139)

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

Condensed Supplemental Consolidated Balance Sheet

	March 31, 2018
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Current assets	$—	$198	$1,260	$803	$—	$2,261
Intercompany receivable	422	2,177	—	—	(2,599)	—
Property, plant, and equipment, net	—	74	1,733	811	—	2,618
Other assets	1,246	5,997	4,699	521	(8,235)	4,228
Total assets	$1,668	$8,446	$7,692	$2,135	$(10,834)	$9,107

Current liabilities	$24	$252	$544	$342	$—	$1,162
Intercompany payable	—	—	2,549	50	(2,599)	—
Other long-term liabilities	338	6,142	93	66	—	6,639
Stockholders' equity	1,306	2,052	4,506	1,677	(8,235)	1,306
Total liabilities and stockholders' equity	$1,668	$8,446	$7,692	$2,135	$(10,834)	$9,107

	September 30, 2017
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Current assets	$—	$116	$1,113	$775	$—	$2,004
Intercompany receivable	512	2,217	—	—	(2,729)	—
Property, plant and equipment, net	—	80	1,564	722	—	2,366
Other assets	992	5,335	4,583	533	(7,337)	4,106
Total assets	$1,504	$7,748	$7,260	$2,030	$(10,066)	$8,476

Current liabilities	$36	$243	$537	$318	$—	$1,134
Intercompany payable	—	—	2,667	62	(2,729)	—
Other long-term liabilities	453	5,707	99	68	—	6,327
Stockholders' equity	1,015	1,798	3,957	1,582	(7,337)	1,015
Total liabilities and stockholders' equity	$1,504	$7,748	$7,260	$2,030	$(10,066)	$8,476

Condensed Supplemental Consolidated Statements of Income

	Quarterly Period Ended March 31, 2018
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$139	$1,349	$479	$—	$1,967
Cost of goods sold	—	95	1,103	398	—	1,596
Selling, general and administrative	—	18	83	29	—	130
Amortization of intangibles	—	—	31	7	—	38
Restructuring and impairment charges	—	—	9	6	—	15
Operating income	—	26	123	39	—	188
Other expense (income), net	—	—	—	5	—	5
Interest expense, net	—	4	45	17	—	66
Equity in net income of subsidiaries	(117)	(87)	—	—	204	—
Income before income taxes	117	109	78	17	(204)	117
Income tax expense	27	19	1	7	(27)	27
Net income	$90	$90	$77	$10	$(177)	$90
Comprehensive net income	$90	$94	$77	$30	$(177)	$114

	Quarterly Period Ended April 1, 2017
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$146	$1,252	$408	$—	$1,806
Cost of goods sold	—	117	1,012	324	—	1,453
Selling, general and administrative	—	(11)	87	56	—	132
Amortization of intangibles	—	1	31	8	—	40
Restructuring and impairment charges	—	—	6	—	—	6
Operating income	—	39	116	20	—	175
Other expense (income), net	—	10	2	8	—	20
Interest expense, net	—	6	46	15	—	67
Equity in net income of subsidiaries	(88)	(51)	—	—	139	—
Income before income taxes	88	74	68	(3)	(139)	88
Income tax expense	16	2	—	14	(16)	16
Net income	$72	$72	$68	$(17)	$(123)	$72
Comprehensive net income	$72	$81	$68	$17	$(123)	$115

	Two Quarterly Periods Ended March 31, 2018
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$277	$2,574	$892	$—	$3,743
Cost of goods sold	—	201	2,092	750	—	3,043
Selling, general and administrative	—	30	163	54	—	247
Amortization of intangibles	—	—	62	14	—	76
Restructuring and impairment charges	—	—	16	10	—	26
Operating income	—	46	241	64	—	351
Other expense (income), net	—	5	7	2	—	14
Interest expense, net	—	9	88	31	—	128
Equity in net income of subsidiaries	(209)	(159)	—	—	368	—
Income before income taxes	209	191	146	31	(368)	209
Income tax expense	(44)	(62)	1	17	44	(44)
Net income	$253	$253	$145	$14	$(412)	$253
Comprehensive net income	$253	$254	$145	$25	$(412)	$265

Consolidating Statement of Cash Flows
Cash Flow from Operating Activities	$—	$14	$258	$13	$—	$285
Cash Flow from Investing Activities
Additions to property, plant, and equipment	—	(5)	(137)	(42)	—	(184)
Proceeds from sale of assets	—	—	—	3	—	3
Contributions (to)/from subsidiaries	(12)	(462)	—	—	474	—
Intercompany	—	137	—	—	(137)	—
Acquisition of business, net of cash acquired	—	—	(404)	(70)	—	(474)
Other investing activities, net	—	—	—	—	—	—
Net cash from investing activities	(12)	(330)	(541)	(109)	337	(655)

Cash Flow from Financing Activities
Proceeds from long-term debt	—	497	—	—	—	497
Repayments on long-term borrowings	—	(113)	(4)	—	—	(117)
Proceeds from issuance of common stock	12	—	—	—	—	12
Payment of tax receivable agreement	(37)	—	—	—	—	(37)
Contribution from Parent	—	—	404	70	(474)	—
Debt financing costs	—	(1)	—	—	—	(1)
Changes in intercompany balances	37	—	(116)	(58)	137	—
Net cash from financing activities	12	383	284	12	(337)	354

Effect of exchange rate changes on cash	—	—	—	1	—	1

Net change in cash	—	67	1	(83)	—	(15)
Cash and cash equivalents at beginning of period	—	18	12	276	—	306
Cash and cash equivalents at end of period	$—	$85	$13	$193	$—	$291

	Two Quarterly Periods Ended April 1, 2017
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$289	$2,231	$788	$—	$3,308
Cost of goods sold	—	233	1,801	625	—	2,659
Selling, general and administrative	—	31	162	52	—	245
Amortization of intangibles	—	3	56	14	—	73
Restructuring and impairment charges	—	—	10	—	—	10
Operating income	—	22	202	97	—	321
Other expense (income), net	—	14	2	3	—	19
Interest expense, net	—	12	91	32	—	135
Equity in net income of subsidiaries	(167)	(143)	—	—	310	—
Income before income taxes	167	139	109	62	(310)	167
Income tax expense	44	16	—	28	(44)	44
Net income	$123	$123	$109	$34	$(266)	$123
Comprehensive net income	$123	$143	$109	$23	$(266)	$132

Consolidating Statement of Cash Flows
Cash Flow from Operating Activities	$—	$24	$212	$97	$—	$333
Cash Flow from Investing Activities
Additions to property, plant, and equipment	—	(8)	(97)	(30)	—	(135)
Proceeds from sale of assets	—	1	3	—	—	4
Contributions (to)/from subsidiaries	(15)	(443)	—	—	458	—
Intercompany	—	94	—	—	(94)	—
Acquisition of business, net of cash acquired	—	—	(458)	—	—	(458)
Other investing activities, net	—	(1)	—	—	—	(1)
Net cash from investing activities	(15)	(357)	(552)	(30)	364	(590)

Cash Flow from Financing Activities
Proceeds from long-term debt	—	595	—	—	—	595
Repayments on long-term borrowings	—	(314)	(2)	(1)	—	(317)
Proceeds from issuance of common stock	15	—	—	—	—	15
Payment of tax receivable agreement	(60)	—	—	—	—	(60)
Debt financing costs	—	(4)	—	—	—	(4)
Contribution from parent	—	—	458	—	(458)	—
Changes in intercompany balances	60	—	(114)	(40)	94	—
Net cash from financing activities	15	277	342	(41)	(364)	229

Effect of exchange rate changes on cash	—	—	—	(2)	—	(2)

Net change in cash	—	(56)	2	24	—	(30)
Cash and cash equivalents at beginning of period	—	102	5	216	—	323
Cash and cash equivalents at end of period	$—	$46	$7	$240	$—	$293

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

Executive Summary

Business.  The Company's operations are organized into three operating segments: Engineered Materials, Health, Hygiene & Specialties, and Consumer Packaging.  The structure is designed to align us with our customers, provide optimal service, and drive future growth in a cost efficient manner.  The Engineered Materials segment primarily consists of tapes and adhesives, polyethylene based film products, can liners, printed films, and specialty coated, and laminated products.  The Health, Hygiene & Specialties segment primarily consists of nonwoven specialty materials and films used in hygiene, healthcare, infection prevention, personal care, industrial, construction and filtration applications.  The Consumer Packaging segment primarily consists of containers, foodservice items, closures, overcaps, bottles, prescription containers, and tubes.

Acquisitions.  Our acquisition strategy is focused on improving our long-term financial performance, enhancing our market positions, and expanding our existing and complementary product lines. We seek to obtain businesses for attractive post-synergy multiples, creating value for our stockholders from synergy realization, leveraging the acquired products across our customer base, creating new platforms for future growth, and assuming best practices from the businesses we acquire.  While the expected benefits on earnings is estimated at the commencement of each transaction, once the execution of the plan and integration occur, we are generally unable to accurately estimate or track what the ultimate effects have been due to system integrations and movements of activities to multiple facilities. As historical business combinations and restructuring plans have not allowed us to accurately separate realized synergies compared to what was initially identified, we attempt to measure the synergy realization based on the overall segment profitability post integration.

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

Clopay Plastic Products Company, Inc.

In February 2018, the Company acquired Clopay Plastic Products Company, Inc. ("Clopay") for a purchase price of $474 million, which is preliminary and subject to adjustment.  Clopay is an innovator in the development of printed breathable films, elastic films, and laminates with product offerings uniquely designed for applications used in a number of markets including: hygiene, healthcare, construction and industrial protective apparel.  Clopay is operated in our Health, Hygiene & Specialties segment.  The Company expects to realize annual cost synergies of approximately $40 million.  To finance the purchase, the Company used the proceeds from the $500 million second priority senior secured notes (see Note 7).

Raw Material Trends.  Our primary raw material is plastic resin consisting primarily of polyethylene and polypropylene.  Plastic resins are subject to price fluctuations, including those arising from supply shortages and changes in the prices of natural gas, crude oil and other petrochemical intermediates from which resins are produced.  The three month simple average price per pound, as published by U.S. market indexes, were as follows:

	Polyethylene Butene Film		Polypropylene
Fiscal quarter	2018	2017	2018	2017
1st quarter	$.68	$.56	$.71	$.56
2nd quarter	.69	.58	.75	.67
3rd quarter	—	.60	—	.61
4th quarter	—	.62	—	.62

Due to differences in the timing of passing through resin cost changes to our customers on escalator/de-escalator programs, segments are negatively impacted in the short term when plastic resin costs increase and are positively impacted when plastic resin costs decrease.  This timing lag in passing through raw material cost changes could affect our results as plastic resin costs fluctuate.

Outlook.  The Company is impacted by general economic and industrial growth, plastic resin availability and affordability, and general industrial production.  Our business has both geographic and end-market diversity, which reduces the effect of any one of these factors on our overall performance.  Our results are affected by our ability to pass through raw material cost changes to our customers, improve manufacturing productivity and adapt to volume changes of our customers.  We believe there are long term growth opportunities within the health, pharmaceuticals, personal care and food packaging markets existing in developing countries, where expected per capita consumption increases should result in organic market growth.  In addition, while we continue to believe that long term dynamics of the resin markets will be an advantage to Berry, the short term challenges to regional transportation systems and higher raw material prices in part as a result of resin supply disruptions, as well as macroeconomic pressures in South America has created short-term headwinds in the first half of fiscal 2018.  The Company is anticipating a benefit in the second half of the year as a result of partial relief from these inflationary pressures and improvement in price/cost spread.  For fiscal 2018, including the impact from the recent Clopay transaction, we project cash flow from operations and Adjusted free cash flow of $1,007 million and $630 million, respectively.  Our fiscal 2018 projections assume negative $40 million in working capital due to the recent raw material inflation, $340 million of capital spending and cash interest costs of $250 million.  Within our Adjusted free cash flow guidance, we are also assuming cash taxes to be $130 million, including the $37 million payment made in the first quarter under the Company's tax receivable agreement and an estimated $50 million of cash tax savings related to the Tax Cuts and Jobs Act, along with other cash uses of $50 million related to items such as acquisition integration expenses and costs to achieve synergies.  For the definition of Adjusted free cash flow and further information related to Adjusted free cash flow as a non-GAAP financial measure, see "Liquidity and Capital Resources."

Results of Operations
Comparison of the Quarterly Period Ended March 31, 2018 (the "Quarter") and the Quarterly Period Ended April 1, 2017 (the "Prior Quarter")

Acquisition (AEP, Adchem, Clopay) sales and operating income disclosed within this section represents the results from acquisitions for the current period.  Business integration expenses consist of restructuring and impairment charges, acquisition related costs, and other business optimization costs.  Tables present dollars in millions.

Consolidated Overview
	Quarter	Prior Quarter	$ Change	% Change
Net sales	$1,967	$1,806	$161	9%
Operating income	$188	$175	$13	7%
Operating income percentage of net sales	10%	10%

Net sales increased by $161 million from the Prior Quarter primarily attributed to acquisition net sales of $106 million, selling price increases of $59 million due to the pass through of higher resin prices, and a $34 million favorable impact from foreign currency changes, partially offset by a 2% base volume decline.

The operating income increase of $13 million from the Prior Quarter was primarily attributed to acquisition operating income of $20 million, a $13 million decrease in selling, general and administrative expense due to synergies and cost reductions, a $7 million decrease in depreciation and amortization, and a $5 million favorable impact from foreign currency changes, partially offset by a $22 million negative impact from under recovery of higher cost of goods sold, and a $7 million negative impact from lower base volumes, and a $3 million increase in business integration expenses.

Engineered Materials
	Quarter	Prior Quarter	$ Change	% Change
Net sales	$655	$620	$35	6%
Operating income	$94	$67	$27	40%
Percentage of net sales	14%	11%

Net sales in the Engineered Materials segment increased by $35 million from the Prior Quarter primarily attributed to acquisition net sales of $34 million, selling price increases of $19 million due to the pass through of higher resin prices, and a $3 million favorable impact from foreign currency changes, partially offset by a 3% base volume decline.

The operating income increase of $27 million from the Prior Quarter was primarily attributed to acquisition operating income of $15 million, a $4 million decrease in selling, general and administrative expense, an $8 million decrease in business integration expenses, and a $3 million decrease in depreciation and amortization, partially offset by a $4 negative million impact from lower base volumes.

Health, Hygiene & Specialties
	Quarter	Prior Quarter	$ Change	% Change
Net sales	$706	$597	$109	18%
Operating income	$41	$52	$(11)	(21%)
Percentage of net sales	6%	9%

Net sales in the Health, Hygiene & Specialties segment increased $109 million from the Prior Quarter primarily attributed to acquisition net sales of $72 million, selling price increases of $15 million due to the pass through of higher resin prices, and a $31 million favorable impact from foreign currency changes, partially offset by a 1% base volume decline.

The operating income decrease of $11 million from the Prior Quarter was primarily attributed to a $13 million negative impact from under recovery of higher cost of goods sold, and an $11 million increase in business integration expenses related to the Clopay acquisition, partially offset by acquisition operating income of $5 million, a $5 million favorable impact from foreign currency changes, and a $4 million decrease in selling, general, and administrative expense.
Consumer Packaging
	Quarter	Prior Quarter	$ Change	% Change
Net sales	$606	$589	$17	3%
Operating income	$53	$56	$(3)	(5)%
Percentage of net sales	9%	10%

Net sales in the Consumer Packaging segment increased by $17 million from the Prior Quarter primarily attributed to selling price increases of $25 million due to the pass through of higher resin prices, partially offset by a 1% base volume decline.

The operating income decrease of $3 million from the Prior Quarter was primarily attributed to a $10 million negative impact from under recovery of higher cost of goods sold, partially offset by a $5 million decrease in selling, general and administrative expense and a $3 million decrease in depreciation and amortization.

Other expense, net
	Quarter	Prior Quarter	$ Change	% Change
Other expense, net	$5	$20	$(15)	75%

The other expense decrease of $15 million from the Prior Quarter was primarily attributed to non-recurring prior year charges of $19 million, partially offset by unfavorable foreign currency changes related to the remeasurement of non-operating intercompany balances.

Interest expense, net
	Quarter	Prior Quarter	$ Change	% Change
Interest expense, net	$66	$67	$(1)	(1%)

The interest expense decrease of $1 million from the Prior Quarter was primarily attributed to reduced interest rates resulting from the term loan modifications, partially offset by additional expense attributed to the $500 million 4.5% second priority senior secured notes (see Note 7).

Income tax expense
	Quarter	Prior Quarter	$ Change	% Change
Income tax expense	$27	$16	$11	69%

The income tax expense increase of $11 million from the Prior Quarter was primarily attributed to increased net income before income taxes, partially offset by a lower statutory rate as a result of the recent U.S. tax legislation more fully described in Note 9.  The effective tax rate was 23% for the Quarter and was positively impacted by 3% from the share-based compensation excess tax benefit deduction, 1% from research and development credits, and a 2% benefit from the domestic manufacturing deduction.  These favorable items were partially offset by increases of 3% from U.S. state income taxes, 2% from foreign valuation allowance, and other discrete items.

Changes in Comprehensive Income

The $1 million decline in comprehensive income from the Prior Quarter was primarily attributed to a $14 million decrease in currency translation, which is primarily related to lower exposure related to our euro denominated locations as a result of the cross-currency swap, and a $13 million change due to a non-cash defined benefit pension plan settlement in the Prior Quarter, partially offset by an $18 million improvement in net income and an $8 million change in interest rate hedges, net of tax.  Currency translation gains and losses are primarily related to non-U.S. subsidiaries with a functional currency other than U.S. dollars whereby assets and liabilities are translated from the respective functional currency into U.S. dollars using period-end exchange rates.  The change in currency translation in the Quarter was primarily attributed to locations utilizing the euro, Brazilian real, and renminbi as the functional currency.  As part of the overall risk management, the Company uses derivative instruments to reduce exposure to changes in interest rates attributed to the Company's floating-rate borrowings and records changes to the fair value of these instruments in Accumulated other comprehensive income (loss).  The favorable change in fair value of these instruments in the Quarter versus Prior Quarter is primarily attributed to an increase in the forward interest curve between measurement dates.

Comparison of the Two Quarterly Periods Ended March 31, 2018 (the "YTD") and the Two Quarterly Periods Ended April 1, 2017 (the "Prior YTD")

Acquisition (AEP, Adchem, Clopay) sales and operating income disclosed within this section represents the results from acquisitions for the current period.  Business integration expenses consist of restructuring and impairment charges, acquisition related costs, and other business optimization costs.  Tables present dollars in millions.

Consolidated Overview
	YTD	Prior YTD	$ Change	% Change
Net sales	$3,743	$3,308	$435	13%
Operating income	$351	$321	$30	9%
Operating income percentage of net sales	9%	10%

The net sales increase of $435 million from the Prior YTD was primarily attributed to acquisition net sales of $372 million, selling price increases of $63 million due to the pass through of higher resin prices, and a $52 million favorable impact from foreign currency changes, partially offset by a 2% base volume decline.

The operating income increase of $30 million from the Prior YTD was primarily attributed to acquisition operating income of $45 million, a $24 million decrease in selling, general and administrative expense related to synergies and cost reductions, a $14 million decrease in depreciation and amortization, and a $7 million favorable impact from foreign currency changes.  These improvements were partially offset by a $43 million negative impact from under recovery of higher cost of goods sold, a $9 million increase in business integration, and an $8 million impact from lower base volumes.

Engineered Materials
	YTD	Prior YTD	$ Change	% Change
Net sales	$1,303	$1,003	$300	30%
Operating income	$182	$120	$62	52%
Operating income percentage of net sales	14%	12%

Net sales in the Engineered Materials segment increased by $300 million from the Prior YTD primarily attributed to acquisition net sales of $300 million, selling price increases of $25 million due to the pass through of higher resin prices, and a $5 million favorable impact from foreign currency changes, partially offset by a 3% base volume decline.

The operating income increase of $62 million from the Prior YTD was primarily attributed to acquisition operating income of $40 million, a $9 million decrease in depreciation and amortization, an $8 million decrease in business integration expenses, a $5 million improvement in our product mix and price/cost spread, and a $5 million decrease in selling, general and administrative expense, partially offset by a negative $6 million impact from lower base volumes.

Health, Hygiene & Specialties
	YTD	Prior YTD	$ Change	% Change
Net sales	$1,283	$1,167	$116	10%
Operating income	$78	$111	$(33)	(30%)
Operating income percentage of net sales	6%	10%

Net sales in the Health, Hygiene & Specialties segment increased by $116 million from the Prior YTD primarily attributed to acquisition net sales of $72 million, selling price increases of $12 million due to the pass through of higher resin prices, and a $47 million favorable impact from foreign currency changes, partially offset by a 1% base volume decline.

The operating income decrease of $33 million from the Prior YTD was primarily attributed to a $30 million negative impact from under recovery of higher cost of goods sold and market pressure in South America, and a $19 million increase in business integration expenses primarily attributed to the Clopay acquisition, partially offset by a $9 million decrease in selling, general and administrative expense, a $6 million favorable impact from foreign currency changes, and acquisition operating income of $5 million.
Consumer Packaging
	YTD	Prior YTD	$ Change	% Change
Net sales	$1,157	$1,138	$19	2%
Operating income	$91	$90	$1	1%
Operating income percentage of net sales	8%	8%

Net sales in the Consumer Packaging segment increased by $19 million from the Prior YTD primarily attributed to selling price increases of $26 million due to the pass through of higher resin prices, partially offset by a 1% base volume decline.

The operating income increase of $1 million from the Prior YTD was primarily attributed to a $10 million decrease in selling, general and administrative expense related to synergies from cost reductions, and an $8 million decrease in depreciation and amortization, partially offset by a negative $18 million impact from under recovery of higher cost of goods sold.
Other expense, net
	YTD	Prior YTD	$ Change	% Change
Other expense, net	$14	$19	$(5)	26%

The other expense decrease of $5 million from the Prior YTD was primarily attributed to non-recurring prior year charges of $19 million, partially offset by unfavorable foreign currency changes related to the remeasurement of non-operating intercompany balances and a $4 million tax receivable agreement revaluation as a result of tax reform.

Interest expense, net
	YTD	Prior YTD	$ Change	% Change
Interest expense, net	$128	$135	$(7)	(5%)

The interest expense decrease of $7 million from the Prior YTD was primarily attributed to reduced interest rates resulting from term loan modifications, partially offset by additional expense attributed to the $500 million 4.5% second priority senior secured notes (see Note 7).

Income tax expense
	YTD	Prior YTD	$ Change	% Change
Income tax expense	$(44)	$44	$(88)	(200%)

The income tax expense decrease of $88 million from the Prior YTD was primarily attributed to the $95 million provisional transition benefit recorded in the Company's first fiscal Quarter as a result of the recent U.S. tax legislation more fully described in Note 9.  After the exclusion of the tax reform benefit, our year-to-date effective tax rate was 24% and was positively impacted by 3% from the share-based compensation excess tax benefit, 1% from research and development credits, and a 2% benefit from the domestic manufacturing deduction.  These favorable items were partially offset by increases of 3% from U.S. state taxes, 2% from foreign valuation allowance, and other discrete items.
Changes in Comprehensive Income

The $133 million improvement in comprehensive income from the Prior YTD was primarily attributed to a $130 million improvement in net income, a $10 million favorable change in the fair value of interest rate hedges, net of tax, and a $7 million favorable change in currency translation, partially offset by a $14 million change due to a non-cash defined benefit pension plan settlement in the Prior YTD.  Currency translation gains and losses are primarily related to non-U.S. subsidiaries with a functional currency other than U.S. dollars whereby assets and liabilities are translated from the respective functional currency into U.S. dollars using period-end exchange rates.  The change in currency translation in the YTD was primarily attributed to locations utilizing the euro, Brazilian real, and renminbi as the functional currency.  As part of the overall risk management, the Company uses derivative instruments to reduce exposure to changes in interest rates attributed to the Company's floating-rate borrowings and records changes to the fair value of these instruments in Accumulated other comprehensive income (loss).  The favorable change in fair value of these instruments in the YTD versus Prior YTD is primarily attributed to an increase in the forward interest curve between measurement dates.

Liquidity and Capital Resources
Senior Secured Credit Facility

We manage our global cash requirements considering (i) available funds among the many subsidiaries through which we conduct business, (ii) the geographic location of our liquidity needs, and (iii) the cost to access international cash balances.  We have a $750 million asset-based revolving line of credit that matures in May 2020.  At the end of the Quarter, the Company had no outstanding balance on the revolving credit facility.  The Company was in compliance with all covenants at the end of the Quarter (see Note 7).

Cash Flows

Net cash from operating activities decreased $48 million from the Prior YTD primarily attributed to an increase in working capital due to higher raw material costs, partially offset by improved net income before depreciation, amortization and the net impact of the recently announced U.S. tax legislation.

Net cash from investing activities decreased $65 million from the Prior YTD primarily attributed to increased capital expenditures and acquisition spending compared to the Prior YTD.

Net cash from financing activities increased $125 million from the Prior YTD primarily attributed to increased long-term borrowings, net of repayments, and lower tax receivable agreement payments.

Adjusted Free Cash Flow

We define "Adjusted free cash flow" as cash flow from operating activities less net additions to property, plant and equipment and payments of the tax receivable agreement.

Based on our definition, our YTD consolidated Adjusted free cash flow is summarized as follows:

	March 31, 2018	April 1, 2017
Cash flow from operating activities	$285	$333
Additions to property, plant and equipment, net	(181)	(131)
Payments of tax receivable agreement	(37)	(60)
Adjusted free cash flow	$67	$142

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

Liquidity Outlook

At March 31, 2018, our cash balance was $291 million, of which approximately 70% was located outside the U.S.  We believe our existing U.S. based cash and cash flow from U.S. operations, together with available borrowings under our senior secured credit facilities, will be adequate to meet our liquidity needs over the next twelve months.  We do not expect our free cash flow to be sufficient to cover all long-term debt obligations and intend to refinance these obligations prior to maturity.  However, we cannot predict our future results of operations and our ability to meet our obligations involves numerous risks and uncertainties, including, but not limited to, those described in the "Risk Factors" section of our most recent Form 10-K filed with the Securities and Exchange Commission and in this Form 10-Q, if any.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

We are exposed to market risk from changes in interest rates primarily through our senior secured credit facilities.  At March 31, 2018, our senior secured credit facilities are comprised of (i) $3.9 billion term loans and (ii) a $750 million revolving credit facility with no borrowings outstanding.  Borrowings under our senior secured credit facilities bear interest at a rate equal to an applicable margin plus LIBOR.  The applicable margin for LIBOR rate borrowings under the revolving credit facility ranges from 1.25% to 1.75%, and the margin for each of the term loans is 2.00% per annum with a 0% LIBOR floor.  At March 31, 2018, the LIBOR rate of approximately 1.88% was applicable to the term loans.  A 0.25% change in LIBOR would increase our annual interest expense by $4 million on variable rate term loans.

We seek to minimize interest rate volatility risk through regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. These financial instruments are not used for trading or other speculative purposes.  As of March 31, 2018, the Company effectively had (i) a $450 million interest rate swap transaction that swaps a one-month variable LIBOR contract for a fixed annual rate of 2.00%, with an effective date in May 2017 and expiration in May 2022, (ii) a $1 billion interest rate swap transaction that swaps a one-month variable LIBOR contract for a fixed annual rate of 1.5190% with an effective date in March 2017 and expiration in June 2019, (iii) a $1 billion interest rate swap transaction that swaps a one-month variable LIBOR contract for a fixed annual rate of 2.0987% with an effective date in February 2017 and expiration in September 2021.

Foreign Currency Exchange Rates

As a global company, we face foreign currency risk exposure from fluctuating currency exchange rates, primarily the U.S. dollar against the euro, Brazilian real, Argentine peso, Chinese renminbi, Canadian dollar and Mexican peso.  Significant fluctuations in currency rates can have a substantial impact, either positive or negative, on our revenue, cost of sales, and operating expenses.  Currency translation gains and losses are primarily related to non-U.S. subsidiaries with a functional currency other than U.S. dollars whereby assets and liabilities are translated from the respective functional currency into U.S. dollars using period-end exchange rates and impact our Comprehensive income.  A 10% decline in foreign currency exchange rates would have a negative $5 million impact on our annual Net income.

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
The Company's management, with the participation of the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures as of March 31, 2018.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2018, the design and operation of our disclosure controls and procedures were effective at the reasonable assurance level.

(b)	Changes in internal controls.

There were no changes in our internal control over financial  reporting that occurred during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Tax Cuts and Jobs Act was signed into law in December 2017. The new law made numerous changes to federal corporate tax law that we expect will significantly reduce our effective tax rate in future periods.  The changes included in the Tax Act are broad and complex (See Note 9). The final transition impacts of the Tax Act may differ from our current estimates, possibly materially, due to, among other things, changes in interpretations of the Tax Act, any legislative action to address questions that arise because of the Tax Act, any changes in accounting standards for income taxes or related interpretations in response to the Tax Act, or any updates or changes to estimates the Company has utilized to calculate the transition impacts.

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

10.1	2015 Long-Term Incentive Plan, as amended effective March 1, 2018 (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on March 6, 2018).
10.2*
$1,644,750,000 and $496,250,000 Incremental Assumption Agreement and Amendment, dated as of February 12, 2018, by and among Berry Global Group, Inc., Berry Global, Inc. and certain of its subsidiaries referenced therein, Credit Suisse AG, Cayman Islands Branch, as administrative agent for the lenders under the term loan credit agreement referenced therein, Citibank, N.A., as initial Term Q lender, and Citibank, N.A., as initial Term R lender.

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

Berry Global Group, Inc.

May 3, 2018	By:	/s/ Mark W. Miles
Mark W. Miles
Chief Financial Officer