Form 10-Q
period 2018-06-30
BERRY GLOBAL GROUP INC
filed 2018-08-03
CIK 1378992

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2018
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

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.
Yes  ☐   No  ☒

Class	Outstanding at August 3, 2018
Common Stock, $.01 par value per share	131.8 million shares

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

Berry Global Group, Inc.
Form 10-Q Index
For Quarterly Period Ended June 30, 2018

Part I. Financial Information

Item 1.  Financial Statements

Berry Global Group, Inc.
Consolidated Statements of Income
(Unaudited)
(in millions of dollars, except per share amounts)

	Quarterly Period Ended		Three Quarterly Periods Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Net sales	$2,072	$1,906	$5,815	$5,214
Costs and expenses:
Cost of goods sold	1,690	1,518	4,733	4,177
Selling, general and administrative	119	128	366	373
Amortization of intangibles	40	40	116	113
Restructuring and impairment charges	7	8	33	18
Operating income	216	212	567	533
Other expense (income), net	3	(1)	17	18
Interest expense, net	67	68	195	203
Income before income taxes	146	145	355	312
Income tax expense (benefit)	36	38	(8)	82
Net income	$110	$107	$363	$230

Net income per share:
Basic	$0.84	$0.82	$2.76	$1.82
Diluted	0.81	0.79	2.67	1.75
Outstanding weighted-average shares:
Basic	131.7	129.9	131.3	126.6
Diluted	135.4	135.2	135.8	131.4

Consolidated Statements of Comprehensive Income
(Unaudited)
(in millions of dollars)

	Quarterly Period Ended		Three Quarterly Periods Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Net income	$110	$107	$363	$230
Currency translation	(92)	24	(109)	4
Pension and other postretirement benefits	—	—	(1)	13
Interest rate hedges	6	(1)	47	23
Provision for income taxes	(2)	—	(13)	(8)
Other comprehensive income (loss), net of tax	(88)	23	(76)	32
Comprehensive income	$22	$130	$287	$262

See notes to consolidated financial statements.

Berry Global Group, Inc.
Consolidated Balance Sheets
(in millions of dollars)

	June 30, 2018	September 30, 2017
Assets	(Unaudited)

Current assets:
Cash and cash equivalents	$365	$306
Accounts receivable (less allowance of $13)	932	847
Inventories:
Finished goods	557	428
Raw materials and supplies	398	334
	955	762
Prepaid expenses and other current assets	85	89
Total current assets	2,337	2,004
Property, plant, and equipment, net	2,507	2,366
Goodwill and intangible assets, net	4,157	4,061
Other assets	41	45
Total assets	$9,042	$8,476

Liabilities

Current liabilities:
Accounts payable	$726	$638
Accrued expenses and other current liabilities	401	463
Current portion of long-term debt	35	33
Total current liabilities	1,162	1,134
Long-term debt, less current portion	5,910	5,608
Deferred income taxes	334	419
Other long-term liabilities	297	300
Total liabilities	7,703	7,461

Stockholders' equity

Common stock (131.8 and 130.9 million shares issued, respectively)	1	1
Additional paid-in capital	860	823
Non-controlling interest	3	3
Retained earnings	619	256
Accumulated other comprehensive loss	(144)	(68)
Total stockholders' equity	1,339	1,015
Total liabilities and stockholders' equity	$9,042	$8,476

See notes to consolidated financial statements.

Berry Global Group, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(in millions of dollars)

	Three Quarterly Periods Ended
	June 30, 2018	July 1, 2017
Cash Flows from Operating Activities:
Net income	$363	$230
Adjustments to reconcile net cash provided by operating activities:
Depreciation	281	270
Amortization of intangibles	116	113
Non-cash interest expense	6	6
Settlement of interest rate hedges	30	—
Deferred income tax	(71)	39
Stock compensation expense	20	16
Other non-cash operating activities, net	15	26
Changes in working capital	(240)	(113)
Changes in other assets and liabilities	36	(7)
Net cash from operating activities	556	580

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(270)	(201)
Proceeds from sale of assets	3	4
Acquisition of business, net of cash acquired	(474)	(515)
Other investing activities, net	—	(1)
Net cash from investing activities	(741)	(713)

Cash Flows from Financing Activities:
Proceeds from long-term borrowings	497	545
Repayments on long-term borrowings	(224)	(427)
Proceeds from issuance of common stock	17	26
Payment of tax receivable agreement	(37)	(60)
Debt financing costs	(1)	(4)
Net cash from financing activities	252	80
Effect of exchange rate changes on cash	(8)	5
Net change in cash	59	(48)
Cash and cash equivalents at beginning of period	306	323
Cash and cash equivalents at end of period	$365	$275

See notes to consolidated financial statements.

Berry Global Group, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
(tables in millions of dollars, except per share data)

1.  Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of Berry Global Group, Inc. ("the Company," "we," or "Berry") have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In preparing financial statements in conformity with GAAP, we must make estimates and assumptions that affect the reported amounts and disclosures at the date of the financial statements and during the reporting period.  Actual results could differ from those estimates.  Certain reclassifications have been made to prior periods to conform to current reporting.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included, and all subsequent events up to the time of the filing have been evaluated.  For further information, refer to the Company's most recent Form 10-K filed with the Securities and Exchange Commission.

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

Hedges

In August 2017, the FASB issued ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities in order to more closely align the results of hedge accounting with risk management activities through changes to the designation and measurement guidance.  The new standard is effective for interim and annual periods beginning after December 15, 2018.  The effect of adoption should be reflected on all active hedges as of the beginning of the fiscal year of adoption.  The Company has chosen to early adopt this standard for fiscal 2018, and the adoption of this standard did not have a material impact on the consolidated financial statements.

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

Unaudited pro forma net sales were $5.5 billion for the three quarterly periods ended July 1, 2017.  The unaudited pro forma net income was $232 million for the three quarterly periods ended July 1, 2017.  The unaudited pro forma net sales and net income assume that the AEP acquisition had occurred at the beginning of the period.

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

Working capital (a)	$70
Property and equipment	164
Intangible assets	118
Goodwill	123
Other assets and long-term liabilities	(1)
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

There were no amounts outstanding from financial institutions related to U.S. based programs at June 30, 2018 or September 30, 2017.  Gross amounts factored under these U.S. based programs at June 30, 2018 and September 30, 2017 were $108 million and $129 million, respectively.  The fees associated with transfer of receivables for all programs were not material for any of the periods presented.

5.  Restructuring and Impairment Charges

The Company incurred restructuring costs related to severance charges associated with acquisition integrations and facility exit costs.  The tables below set forth the significant components of the restructuring charges recognized, by segment:

	Quarterly Period Ended		Three Quarterly Periods Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Engineered Materials	$2	$2	$4	$4
Health, Hygiene & Specialties	4	4	26	8
Consumer Packaging	1	2	3	6
Consolidated	$7	$8	$33	$18

The table below sets forth the activity with respect to the restructuring accrual at June 30, 2018:

	Employee Severance and Benefits	Facility Exit Costs	Total
Balance at September 30, 2017	$14	$5	$19
Charges	31	2	33
Cash payments	(30)	(3)	(33)
Balance at June 30, 2018	$15	$4	$19

6.  Accrued Expenses, Other Current Liabilities and Other Long-Term Liabilities

The following table sets forth the totals included in Accrued expenses and other current liabilities on the Consolidated Balance Sheets:

	June 30, 2018	September 30, 2017
Employee compensation	$109	$147
Accrued taxes	73	90
Rebates	54	58
Interest	38	36
Tax receivable agreement obligation	24	35
Restructuring	19	19
Accrued operating expenses	84	78
	$401	$463

The following table sets forth the totals included in Other long-term liabilities on the Consolidated Balance Sheets:

	June 30, 2018	September 30, 2017
Pension liability	$53	$56
Lease retirement obligation	43	37
Deferred purchase price	41	46
Transition tax	36	—
Sale-lease back deferred gain	22	24
Derivative instruments	16	27
Tax receivable agreement obligation	13	34
Other	73	76
	$297	$300

7.  Long-Term Debt

Long-term debt consists of the following:
	Maturity Date	June 30, 2018	September 30, 2017
Term loan	February 2020	$800	$1,000
Term loan	January 2021	814	814
Term loan	October 2022	1,645	1,645
Term loan	January 2024	494	498
Revolving line of credit	May 2020	—	—
5 1/2% Second Priority Senior Secured Notes	May 2022	500	500
6% Second Priority Senior Secured Notes	October 2022	400	400
5 1/8% Second Priority Senior Secured Notes	July 2023	700	700
4 1/2% Second Priority Senior Secured Notes	February 2026	500	—
Debt discounts and deferred fees		(46)	(48)
Capital leases and other	Various	138	132
Total long-term debt		5,945	5,641
Current portion of long-term debt		(35)	(33)
Long-term debt, less current portion		$5,910	$5,608

The Company was in compliance with all debt covenants for all periods presented.

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

Term Loans

In November 2017, February 2018, and May 2018, the Company executed agreements to reduce interest rates under certain term loans.  The term loans with a maturity date of February 2020 and January 2021 bear interest at LIBOR plus 1.75%.  The term loans with a maturity date of October 2022 and January 2024 bear interest at LIBOR plus 2.00%.
During fiscal 2018, the Company has made $224 million of repayments on long-term borrowings using existing liquidity.
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

In February 2013, the Company entered into a $1 billion interest rate swap transaction with an effective date of May 2016 and expiration in May 2019.  In June 2013, the Company elected to settle this derivative instrument and received $16 million as a result of this settlement.  The offset is included in Accumulated other comprehensive loss and is being amortized to Interest expense through the original term of the swap agreement.

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

In June 2018, the Company elected to settle two of its derivative instruments with expiration dates in June 2019 and September 2021, and received $9 million and $21 million, respectively. The offset is included in Accumulated other comprehensive loss and is being amortized to Interest expense through the original expiration dates for of each of the swap agreements.  The Company also entered into a $1 billion interest rate swap transaction that swaps a one-month variable LIBOR contract for a fixed annual rate of 2.808% with an effective date of June 2018 and expiration in September 2021.

At June 30, 2018, the Company effectively had (i) a $450 million interest rate swap transaction that swaps a one-month variable LIBOR contract for a fixed annual rate of 2.000%, with an effective date in May 2017 and expiration in May 2022 and (ii) a $1 billion interest rate swap transaction that swaps a one-month variable LIBOR contract for a fixed annual rate of 2.808% with an effective date in June 2018 and expiration in September 2021.

The Company records the fair value positions of all derivative financial instruments on a net basis by counterparty for which a master netting arrangement is utilized.  When valuing swaps the Company utilizes Level 2 inputs (substantially observable).  Balances on a gross basis as of the current period are as follows:

Derivative Instruments	Hedge Designation	Balance Sheet Location	June 30, 2018	September 30, 2017
Cross-currency swaps	Designated	Other long-term liabilities	$10	$—
Interest rate swaps	Designated	Other assets	12	1
Interest rate swaps	Not designated	Other assets	1	13
Interest rate swaps	Designated	Other long-term liabilities	4	15
Interest rate swaps	Not designated	Other long-term liabilities	2	13

The effect of the Company's derivative instruments on the Consolidated Statements of Income is as follows:

		Quarterly Period Ended		Three Quarterly Periods Ended
Derivative Instruments	Statements of Income Location	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Cross-currency swaps	Interest expense, net	$(2)	$—	$(4)	$—
Foreign currency swaps	Other expense, net	—	1	—	—
Interest rate swaps	Interest expense, net	(1)	5	2	15

The amortization related to unrealized Interest rate swap interest income within Accumulated other comprehensive loss is expected to be $13 million in the next 12 months.

Non-recurring Fair Value Measurements

The Company has certain assets that are measured at fair value on a non-recurring basis when impairment indicators are present.  The assets are adjusted to fair value only when the carrying values exceed the fair values.  The categorization of the framework used to price the assets is considered Level 3, due to the subjective nature of the unobservable inputs used to determine the fair value.  These assets include primarily our definite lived and indefinite lived intangible assets, including Goodwill and our property, plant, and equipment.  The Company reviews Goodwill and other indefinite lived assets for impairment as of the first day of the fourth fiscal quarter each year, and more frequently if impairment indicators exist.  The Company determined Goodwill and other indefinite lived assets were not impaired in our annual fiscal 2017 assessment.  However, as a result of the existence of impairment indicators in our Health, Hygiene & Specialties - South America ("HHS-SA") reporting unit during the quarter, we concluded that an interim impairment test was necessary.  The reporting unit's fair value is estimated based on a market approach and a discounted cash flow analysis and is reconciled back to the current market capitalization for Berry Global Group, Inc. to ensure that the implied control premium is reasonable.  Our forecasts assumed overall revenue growth of 2% increasing to 4% in the terminal year, margins consistent with historical results, a discount rate of 14% applied to the forecasted cash flows, and capital expenditure levels consistent with historical spend.  The fair value of the HHS-SA reporting unit exceeded its carrying value by 5%.  However, future declines in valuation market multiples, sustained lower earnings, or macroeconomic challenges could impact future impairment tests.  The goodwill balance for the HHS-SA reporting unit as of June 30, 2018 was $92 million.

Included in the following table are the major categories of assets measured at fair value on a non-recurring basis as of June 30, 2018 and September 30, 2017, along with the impairment loss recognized on the fair value measurement during the period:

	As of June 30, 2018
	Level 1	Level 2	Level 3	Total	Impairment
Indefinite-lived trademarks	$—	$—	$248	$248	$—
Goodwill	—	—	2,880	2,880	—
Definite lived intangible assets	—	—	1,029	1,029	—
Property, plant, and equipment	—	—	2,507	2,507	—
Total	$—	$—	$6,664	$6,664	$—

	As of September 30, 2017
	Level 1	Level 2	Level 3	Total	Impairment
Indefinite-lived trademarks	$—	$—	$248	$248	$—
Goodwill	—	—	2,775	2,775	—
Definite lived intangible assets	—	—	1,038	1,038	—
Property, plant, and equipment	—	—	2,366	2,366	2
Total	$—	$—	$6,427	$6,427	$2

The Company's financial instruments consist primarily of cash and cash equivalents and long-term debt.  The book value of our marketable long-term indebtedness exceeded fair value by $22 million as of June 30, 2018.  The Company's long-term debt fair values were determined using Level 2 inputs as other significant observable inputs were not available.

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

The effective tax rate was 25% for the Quarter and was positively impacted by 1% from the share-based compensation excess tax benefit deduction, 1% from research and development credits, and a 2% benefit from the domestic manufacturing deduction.  These favorable items were partially offset by increases of 3% from U.S. state income taxes, 2% from foreign valuation allowance, and other discrete items.

10.  Operating Segments

The Company's operations are organized into three operating segments: Engineered Materials, Health, Hygiene & Specialties, and Consumer Packaging.  The structure is designed to align us with our customers, provide optimal service, and drive future growth in a cost efficient manner.  Selected information by reportable segment is presented in the following tables:

	Quarterly Period Ended		Three Quarterly Periods Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Net sales:
Engineered Materials	$687	$686	$1,990	$1,689
Health, Hygiene & Specialties	726	606	2,009	1,773
Consumer Packaging	659	614	1,816	1,752
Total net sales	$2,072	$1,906	$5,815	$5,214
Operating income:
Engineered Materials	$94	$99	$276	$219
Health, Hygiene & Specialties	62	53	140	164
Consumer Packaging	60	60	151	150
Total operating income	$216	$212	$567	$533
Depreciation and amortization:
Engineered Materials	$26	$30	$82	$73
Health, Hygiene & Specialties	51	46	146	136
Consumer Packaging	59	56	169	174
Total depreciation and amortization	$136	$132	$397	$383

	June 30, 2018	September 30, 2017
Total assets:
Engineered Materials	$1,795	$1,803
Health, Hygiene & Specialties	3,963	3,496
Consumer Packaging	3,284	3,177
Total assets	$9,042	$8,476

Total goodwill:
Engineered Materials	$550	$545
Health, Hygiene & Specialties	921	819
Consumer Packaging	1,409	1,411
Total goodwill	$2,880	$2,775

Selected information by geographical region is presented in the following tables:

	Quarterly Period Ended		Three Quarterly Periods Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Net sales:
North America	$1,636	$1,591	$4,703	$4,289
South America	193	85	347	246
Europe	181	165	577	482
Asia	62	65	188	197
Total net sales	$2,072	$1,906	$5,815	$5,214

	June 30, 2018	September 30, 2017
Long-lived assets:
North America	$5,598	$5,350
South America	343	371
Europe	459	467
Asia	305	284
Total Long-lived assets	$6,705	$6,472

Selected information by product line is presented in the following tables:

	Quarterly Period Ended		Three Quarterly Periods Ended
(in percentages)	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Net sales:
Performance Materials	46%	46%	46%	46%
Engineered Products	54	54	54	54
Engineered Materials	100%	100%	100%	100%

Health	16%	22%	17%	22%
Hygiene	52	44	48	44
Specialties	32	34	35	34
Health, Hygiene & Specialties	100%	100%	100%	100%

Rigid Open Top	45%	44%	43%	42%
Rigid Closed Top	55	56	57	58
Consumer Packaging	100%	100%	100%	100%

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

The following tables provide a reconciliation of the numerator and denominator of the basic and diluted net income per share calculations.

	Quarterly Period Ended		Three Quarterly Periods Ended
(in millions, except per share amounts)	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Numerator
Net income	$110	$107	$363	$230
Denominator
Weighted average common shares outstanding - basic	131.7	129.9	131.3	126.6
Dilutive shares	3.7	5.3	4.5	4.8
Weighted average common and common equivalent shares outstanding - diluted	135.4	135.2	135.8	131.4

Per common share income
Basic	$0.84	$0.82	$2.76	$1.82
Diluted	$0.81	$0.79	$2.67	$1.75

13.  Accumulated Other Comprehensive Loss

The components and activity of Accumulated other comprehensive loss are as follows:

	Currency Translation	Defined Benefit Pension and Retiree Health Benefit Plans	Interest Rate Swaps	Accumulated Other Comprehensive Loss
Balance at September 30, 2017	$(48)	$(16)	$(4)	$(68)
Other comprehensive income (loss) before reclassifications	(109)	(1)	42	(68)
Net amount reclassified from accumulated other comprehensive income (loss)	—	—	5	5
Provision for income taxes	—	—	(13)	(13)
Balance at June 30, 2018	$(157)	$(17)	$30	$(144)

	Currency Translation	Defined Benefit Pension and Retiree Health Benefit Plans	Interest Rate Swaps	Accumulated Other Comprehensive Loss
Balance at October 1, 2016	$(82)	$(44)	$(22)	$(148)
Other comprehensive income (loss) before reclassifications	4	13	5	22
Net amount reclassified from accumulated other comprehensive income (loss)	—	—	18	18
Provision for income taxes	—	—	(8)	(8)
Balance at July 1, 2017	$(78)	$(31)	$(7)	$(116)

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

Condensed Supplemental Consolidated Balance Sheet

	June 30, 2018
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Current assets	$—	$311	$1,270	$756	$—	$2,337
Intercompany receivable	332	2,101	—	—	(2,433)	—
Property, plant, and equipment, net	—	79	1,688	740	—	2,507
Other assets	1,378	5,995	4,713	497	(8,385)	4,198
Total assets	$1,710	$8,486	$7,671	$1,993	$(10,818)	$9,042

Current liabilities	$24	$253	$580	$305	$—	$1,162
Intercompany payable	—	—	2,373	60	(2,433)	—
Other long-term liabilities	347	6,049	85	60	—	6,541
Stockholders' equity	1,339	2,184	4,633	1,568	(8,385)	1,339
Total liabilities and stockholders' equity	$1,710	$8,486	$7,671	$1,993	$(10,818)	$9,042

	September 30, 2017
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Current assets	$—	$116	$1,113	$775	$—	$2,004
Intercompany receivable	512	2,217	—	—	(2,729)	—
Property, plant and equipment, net	—	80	1,564	722	—	2,366
Other assets	992	5,335	4,583	533	(7,337)	4,106
Total assets	$1,504	$7,748	$7,260	$2,030	$(10,066)	$8,476

Current liabilities	$36	$243	$537	$318	$—	$1,134
Intercompany payable	—	—	2,667	62	(2,729)	—
Other long-term liabilities	453	5,707	99	68	—	6,327
Stockholders' equity	1,015	1,798	3,957	1,582	(7,337)	1,015
Total liabilities and stockholders' equity	$1,504	$7,748	$7,260	$2,030	$(10,066)	$8,476

Condensed Supplemental Consolidated Statements of Income

	Quarterly Period Ended June 30, 2018
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$147	$1,452	$473	$—	$2,072
Cost of goods sold	—	121	1,173	396	—	1,690
Selling, general and administrative	—	14	70	35	—	119
Amortization of intangibles	—	—	34	6	—	40
Restructuring and impairment charges	—	—	4	3	—	7
Operating income	—	12	171	33	—	216
Other expense (income), net	—	—	1	2	—	3
Interest expense, net	—	5	46	16	—	67
Equity in net income of subsidiaries	(146)	(128)	—	—	274	—
Income before income taxes	146	135	124	15	(274)	146
Income tax expense	36	25	3	8	(36)	36
Net income	$110	$110	$121	$7	$(238)	$110
Comprehensive net income	$110	$133	$121	$(104)	$(238)	$22

	Quarterly Period Ended July 1, 2017
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$152	$1,325	$429	$—	$1,906
Cost of goods sold	—	100	1,059	359	—	1,518
Selling, general and administrative	—	14	89	25	—	128
Amortization of intangibles	—	2	31	7	—	40
Restructuring and impairment charges	—	—	-	8	—	8
Operating income	—	36	146	30	—	212
Other expense (income), net	—	1	(1)	(1)	—	(1)
Interest expense, net	—	5	47	16	—	68
Equity in net income of subsidiaries	(145)	(109)	—	—	254	—
Income before income taxes	145	139	100	15	(254)	145
Income tax expense	38	32	—	6	(38)	38
Net income	$107	$107	$100	$9	$(216)	$107
Comprehensive net income	$107	$102	$100	$37	$(216)	$130

	Three Quarterly Periods Ended June 30, 2018
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$424	$4,026	$1,365	$—	$5,815
Cost of goods sold	—	322	3,265	1,146	—	4,733
Selling, general and administrative	—	44	233	89	—	366
Amortization of intangibles	—	—	96	20	—	116
Restructuring and impairment charges	—	—	20	13	—	33
Operating income	—	58	412	97	—	567
Other expense (income), net	—	5	8	4	—	17
Interest expense, net	—	14	134	47	—	195
Equity in net income of subsidiaries	(355)	(287)	—	—	642	—
Income before income taxes	355	326	270	46	(642)	355
Income tax expense	(8)	(37)	4	25	8	(8)
Net income	$363	$363	$266	$21	$(650)	$363
Comprehensive net income	$363	$387	$266	$(79)	$(650)	$287

Consolidating Statement of Cash Flows
Cash Flow from Operating Activities	$—	$29	$480	$47	$—	$556
Cash Flow from Investing Activities
Additions to property, plant, and equipment	—	(5)	(194)	(71)	—	(270)
Proceeds from sale of assets	—	—	—	3	—	3
Contributions (to)/from subsidiaries	(17)	(457)	—	—	474	—
Intercompany	—	314	—	—	(314)	—
Acquisition of business, net of cash acquired	—	—	(404)	(70)	—	(474)
Other investing activities, net	—	—	—	—	—	—
Net cash from investing activities	(17)	(148)	(598)	(138)	160	(741)

Cash Flow from Financing Activities
Proceeds from long-term debt	—	497	—	—	—	497
Repayments on long-term borrowings	—	(219)	(5)	—	—	(224)
Proceeds from issuance of common stock	17	—	—	—	—	17
Payment of tax receivable agreement	(37)	—	—	—	—	(37)
Contribution from Parent	—	—	404	70	(474)	—
Debt financing costs	—	(1)	—	—	—	(1)
Changes in intercompany balances	37	—	(291)	(60)	314	—
Net cash from financing activities	17	277	108	10	(160)	252

Effect of exchange rate changes on cash	—	—	—	(8)	—	(8)

Net change in cash	—	158	(10)	(89)	—	59
Cash and cash equivalents at beginning of period	—	18	12	276	—	306
Cash and cash equivalents at end of period	$—	$176	$2	$187	$—	$365

	Three Quarterly Periods Ended July 1, 2017
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$441	$3,556	$1,217	$—	$5,214
Cost of goods sold	—	333	2,860	984	—	4,177
Selling, general and administrative	—	45	251	77	—	373
Amortization of intangibles	—	5	87	21	—	113
Restructuring and impairment charges	—	—	10	8	—	18
Operating income	—	58	348	127	—	533
Other expense (income), net	—	15	1	2	—	18
Interest expense, net	—	17	138	48	—	203
Equity in net income of subsidiaries	(312)	(252)	—	—	564	—
Income before income taxes	312	278	209	77	(564)	312
Income tax expense	82	48	—	34	(82)	82
Net income	$230	$230	$209	$43	$(482)	$230
Comprehensive net income	$230	$245	$209	$60	$(482)	$262

Consolidating Statement of Cash Flows
Cash Flow from Operating Activities	$—	$31	$420	$129	$—	$580
Cash Flow from Investing Activities
Additions to property, plant, and equipment	—	(11)	(160)	(30)	—	(201)
Proceeds from sale of assets	—	1	3	—	—	4
Contributions (to)/from subsidiaries	(26)	(489)	—	—	515	—
Intercompany	—	280	—	—	(280)	—
Acquisition of business, net of cash acquired	—	—	(515)	—	—	(515)
Other investing activities, net	—	(1)	—	—	—	(1)
Net cash from investing activities	(26)	(220)	(672)	(30)	235	(713)

Cash Flow from Financing Activities
Proceeds from long-term debt	—	545	—	—	—	545
Repayments on long-term borrowings	—	(423)	(3)	(1)	—	(427)
Proceeds from issuance of common stock	26	—	—	—	—	26
Payment of tax receivable agreement	(60)	—	—	—	—	(60)
Debt financing costs	—	(4)	—	—	—	(4)
Contribution from parent	—	—	515	—	(515)	—
Changes in intercompany balances	60	—	(255)	(85)	280	—
Net cash from financing activities	26	118	257	(86)	(235)	80

Effect of exchange rate changes on cash	—	—	—	5	—	5

Net change in cash	—	(71)	5	18	—	(48)
Cash and cash equivalents at beginning of period	—	102	5	216	—	323
Cash and cash equivalents at end of period	$—	$31	$10	$234	$—	$275

15.  Subsequent Events

In August 2018, the Company announced that its Board has authorized a $500 million share repurchase program.  Share repurchases, if any, will be made through open market purchases, privately negotiated transactions, Rule 10b5-1 plans, or other transactions in accordance with applicable securities laws and in such amounts at such times as we deem appropriate based upon prevailing market and business conditions and other factors.  The share repurchase program has no expiration date and may be suspended at any time.

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

	Polyethylene Butene Film		Polypropylene
Fiscal quarter	2018	2017	2018	2017
1st quarter	$.68	$.56	$.71	$.56
2nd quarter	.69	.58	.75	.67
3rd quarter	.68	.60	.76	.61
4th quarter	—	.62	—	.62

Due to differences in the timing of passing through resin cost changes to our customers on escalator/de-escalator programs, segments are negatively impacted in the short term when plastic resin costs increase and are positively impacted when plastic resin costs decrease.  This timing lag in passing through raw material cost changes could affect our results as plastic resin costs fluctuate.

Outlook.  The Company is impacted by general economic and industrial growth, plastic resin availability and affordability, and general industrial production.  Our business has both geographic and end-market diversity, which reduces the effect of any one of these factors on our overall performance.  Our results are affected by our ability to pass through raw material cost changes to our customers, improve manufacturing productivity and adapt to volume changes of our customers.  We believe there are long term growth opportunities within the health, pharmaceuticals, personal care and food packaging markets existing in developing countries, where expected per capita consumption increases should result in organic market growth.  In addition, while we continue to believe that long term dynamics of the resin markets will be an advantage to Berry, the short term challenges to regional transportation systems and higher raw material prices in part as a result of resin supply disruptions, as well as macroeconomic pressures in South America have created headwinds during fiscal 2018.  For fiscal 2018 we project an Adjusted free cash flow target of $630 million.  This includes $987 million of cash flow from operations, partially offset by net capital expenditures of $320 million and the $37 million tax receivable payment that was made in the first fiscal quarter.  This guidance includes reduced capital spending of $20 million along with $30 million of lower cash taxes and other cash costs.  The implied earning reduction is being driven by the ongoing cost inflation vs. the timing lag of passing along these cost increases.  For the definition of Adjusted free cash flow and further information related to Adjusted free cash flow as a non-GAAP financial measure, see "Liquidity and Capital Resources."

Results of Operations
Comparison of the Quarterly Period Ended June 30, 2018 (the "Quarter") and the Quarterly Period Ended July 1, 2017 (the "Prior Quarter")

Acquisition (Adchem and Clopay) sales and operating income disclosed within this section represents the results from acquisitions for the current period.  Business integration expenses consist of restructuring and impairment charges, acquisition related costs, and other business optimization costs.  Tables present dollars in millions.

Consolidated Overview
	Quarter	Prior Quarter	$ Change	% Change
Net sales	$2,072	$1,906	$166	9%
Operating income	$216	$212	$4	2%
Operating income percentage of net sales	10%	11%

Net sales increased by $166 million from the Prior Quarter primarily attributed to acquisition net sales of $125 million, selling price increases of $37 million due to the pass through of higher resin prices, a $14 million favorable impact from foreign currency changes, and a 1% base volume improvement, partially offset by a core sales decline of $19 million in legacy AEP locations as a result of business rationalizations.

The operating income increase of $4 million from the Prior Quarter was primarily attributed to a $12 million decrease in selling, general and administrative expense due to synergies and cost reductions, acquisition operating income of $9 million, a $4 million decrease in depreciation and amortization, a $2 million impact from the base volume improvement, and a $3 million favorable impact from foreign currency changes, partially offset by a $20 million negative impact from under recovery of higher cost of goods sold, and a $7 million earnings decline from legacy AEP locations.

Engineered Materials
	Quarter	Prior Quarter	$ Change	% Change
Net sales	$687	$686	$1	0%
Operating income	$94	$99	$(5)	(5)%
Percentage of net sales	14%	14%

Net sales in the Engineered Materials segment increased by $1 million from the Prior Quarter primarily attributed to selling price increases of $8 million due to the pass through of higher resin prices, acquisition net sales of $7 million, a $2 million favorable impact from foreign currency changes, and a slight base volume improvement, partially offset by a core sales decline of $19 million in legacy AEP locations as a result of business rationalizations.

The operating income decrease of $5 million from the Prior Quarter was primarily attributed to a $7 million earnings decline from legacy AEP locations, and a $5 million increase in business integration expenses, partially offset by a $4 million decrease in depreciation and amortization, and a $3 million decrease in selling, general and administrative expense.

Health, Hygiene & Specialties
	Quarter	Prior Quarter	$ Change	% Change
Net sales	$726	$606	$120	20%
Operating income	$62	$53	$9	17%
Percentage of net sales	9%	9%

Net sales in the Health, Hygiene & Specialties segment increased $120 million from the Prior Quarter primarily attributed to acquisition net sales of $118 million, selling price increases of $9 million due to the pass through of higher resin prices, and a $12 million favorable impact from foreign currency changes, partially offset by a 3% base volume decline.

The operating income increase of $9 million from the Prior Quarter was primarily attributed to acquisition operating income of $8 million, a $5 million decrease in selling, general, and administrative expense, a $5 million decrease in business integration expenses, a $3 million favorable impact from foreign currency changes, and a $2 million decrease in depreciation and amortization, partially offset by an $11 million negative impact from under recovery of higher cost of goods sold, and a $3 million negative impact from the base volume decline.
Consumer Packaging
	Quarter	Prior Quarter	$ Change	% Change
Net sales	$659	$614	$45	7%
Operating income	$60	$60	$—	—
Percentage of net sales	9%	10%

Net sales in the Consumer Packaging segment increased by $45 million from the Prior Quarter primarily attributed to a 4% base volume improvement and selling price increases of $20 million due to the pass through of higher resin prices.

Operating income was flat compared to the Prior Quarter and was positively impacted by a $4 million improvement in volume, and a $4 million decrease in selling, general and administrative expense, offset by a $7 million negative impact from under recovery of higher cost of goods sold.

Other expense (income), net
	Quarter	Prior Quarter	$ Change	% Change
Other expense (income), net	$3	$(1)	$4	400%

The other expense increase of $4 million from the Prior Quarter was primarily attributed to unfavorable foreign currency changes related to the remeasurement of non-operating intercompany balances.

Interest expense, net
	Quarter	Prior Quarter	$ Change	% Change
Interest expense, net	$67	$68	$(1)	(1%)

The interest expense decrease of $1 million from the Prior Quarter was primarily attributed to reduced interest rates resulting from the term loan modifications, partially offset by additional expense attributed to the $500 million 4.5% second priority senior secured notes (see Note 7).

Income tax expense (benefit)
	Quarter	Prior Quarter	$ Change	% Change
Income tax expense (benefit)	$36	$38	$(2)	(5%)

The income tax expense decrease of $2 million from the Prior Quarter was primarily attributed to the lower statutory rate as a result of the recent U.S. tax legislation more fully described in Note 9, partially offset by a reduced share-based compensation excess tax benefit deduction.  The effective tax rate was 25% for the Quarter and was positively impacted by 1% from the share-based compensation excess tax benefit deduction, 1% from research and development credits, and a 2% benefit from the domestic manufacturing deduction, and other discrete items.  These favorable items were partially offset by increases of 3% from U.S. state income taxes, 2% from foreign valuation allowance, and other discrete items.

Changes in Comprehensive Income

The $108 million decline in comprehensive income from the Prior Quarter was primarily attributed to a $116 million unfavorable change in currency translation, partially offset by a $3 million improvement in net income and a $5 million favorable change in interest rate hedges, net of tax.  Currency translation gains and losses are primarily related to non-U.S. subsidiaries with a functional currency other than U.S. dollars whereby assets and liabilities are translated from the respective functional currency into U.S. dollars using period-end exchange rates.  The change in currency translation in the Quarter was primarily attributed to locations utilizing the euro, Brazilian real, Mexican peso, and renminbi as the functional currency.  As part of the overall risk management, the Company uses derivative instruments to reduce exposure to changes in interest rates attributed to the Company's floating-rate borrowings and records changes to the fair value of these instruments in Accumulated other comprehensive loss.  The favorable change in fair value of these instruments in the Quarter versus Prior Quarter is primarily attributed to an increase in the forward interest curve between measurement dates.

Comparison of the Three Quarterly Periods Ended June 30, 2018 (the "YTD") and the Three Quarterly Periods Ended July 1, 2017 (the "Prior YTD")

Acquisition sales and operating income disclosed within this section represents the results from acquisitions for the current period.  Business integration expenses consist of restructuring and impairment charges, acquisition related costs, and other business optimization costs.  Tables present dollars in millions.

Consolidated Overview
	YTD	Prior YTD	$ Change	% Change
Net sales	$5,815	$5,214	$601	12%
Operating income	$567	$533	$34	6%
Operating income percentage of net sales	10%	10%

The net sales increase of $601 million from the Prior YTD was primarily attributed to acquisition net sales of $497 million, selling price increases of $100 million due to the pass through of higher resin prices, and a $66 million favorable impact from foreign currency changes, partially offset by a 1% base volume decline and a core sales decline of $19 million in legacy AEP locations as a result of business rationalization.

The operating income increase of $34 million from the Prior YTD was primarily attributed to acquisition operating income of $54 million, a $36 million decrease in selling, general and administrative expense related to synergies and cost reductions, an $18 million decrease in depreciation and amortization, and a $10 million favorable impact from foreign currency changes.  These improvements were partially offset by a $63 million negative impact from under recovery of higher cost of goods sold, an $8 million increase in business integration, a $7 million earnings decline from legacy AEP locations, and a $6 million impact from the lower base volumes.

Engineered Materials
	YTD	Prior YTD	$ Change	% Change
Net sales	$1,990	$1,689	$301	18%
Operating income	$276	$219	$57	26%
Operating income percentage of net sales	14%	13%

Net sales in the Engineered Materials segment increased by $301 million from the Prior YTD primarily attributed to acquisition net sales of $307 million, selling price increases of $33 million due to the pass through of higher resin prices, and a $7 million favorable impact from foreign currency changes, partially offset by a 2% base volume decline and a core sales decline of $19 million in legacy AEP locations as a result of business rationalization.

The operating income increase of $57 million from the Prior YTD was primarily attributed to acquisition operating income of $41 million, a $13 million decrease in depreciation and amortization, an $8 million decrease in selling, general and administrative expense, a $3 million improvement in our product mix and price/cost spread, and a $3 million decrease in business integration expenses, partially offset by a negative $5 million impact from lower base volumes, and a $7 million earnings decline from legacy AEP locations.

Health, Hygiene & Specialties
	YTD	Prior YTD	$ Change	% Change
Net sales	$2,009	$1,773	$236	13%
Operating income	$140	$164	$(24)	(15%)
Operating income percentage of net sales	7%	9%

Net sales in the Health, Hygiene & Specialties segment increased by $236 million from the Prior YTD primarily attributed to acquisition net sales of $190 million, a $59 million favorable impact from foreign currency changes, and selling price increases of $21 million due to the pass through of higher resin prices, partially offset by a 2% base volume decline.

The operating income decrease of $24 million from the Prior YTD was primarily attributed to a $41 million negative impact from under recovery of higher cost of goods sold and market pressure in South America, a $14 million increase in business integration expenses primarily attributed to the Clopay acquisition, and a $5 million negative impact from the base volume decline.  These improvements were partially offset by a $14 million decrease in selling, general and administrative expense, acquisition operating income of $13 million, and a $9 million favorable impact from foreign currency changes.
Consumer Packaging
	YTD	Prior YTD	$ Change	% Change
Net sales	$1,816	$1,752	$64	4%
Operating income	$151	$150	$1	1%
Operating income percentage of net sales	8%	9%

Net sales in the Consumer Packaging segment increased by $64 million from the Prior YTD primarily attributed to selling price increases of $46 million due to the pass through of higher resin prices and a 1% base volume improvement.

The operating income increase of $1 million from the Prior YTD was primarily attributed to a $14 million decrease in selling, general and administrative expense related to cost reductions, a $6 million decrease in depreciation and amortization, a $3 million decrease in business integration expenses, and a $3 million impact from the base volume improvement, partially offset by a negative $25 million impact from under recovery of higher cost of goods sold.
Other expense (income), net
	YTD	Prior YTD	$ Change	% Change
Other expense (income), net	$17	$18	$(1)	6%

The other expense decrease of $1 million from the Prior YTD was primarily attributed to non-recurring prior year charges, partially offset by unfavorable foreign currency changes related to the remeasurement of non-operating intercompany balances and a tax receivable agreement revaluation recorded in the current year as a result of tax reform.

Interest expense, net
	YTD	Prior YTD	$ Change	% Change
Interest expense, net	$195	$203	$(8)	(4%)

The interest expense decrease of $8 million from the Prior YTD was primarily attributed to reduced interest rates resulting from term loan modifications, partially offset by additional expense attributed to the $500 million 4.5% second priority senior secured notes (see Note 7).

Income tax expense (benefit)
	YTD	Prior YTD	$ Change	% Change
Income tax expense (benefit)	$(8)	$82	$(90)	(110%)

The income tax expense decrease of $90 million from the Prior YTD was primarily attributed to the $95 million provisional transition benefit recorded in the Company's first fiscal Quarter as a result of the recent U.S. tax legislation more fully described in Note 9.  After the exclusion of the tax reform benefit, our year-to-date effective tax rate was 25% and was positively impacted by 2% from the share-based compensation excess tax benefit, 1% from research and development credits, and a 2% benefit from the domestic manufacturing deduction.  These favorable items were partially offset by increases of 3% from U.S. state taxes, 2% from foreign valuation allowance, and other discrete items.
Changes in Comprehensive Income

The $25 million improvement in comprehensive income from the Prior YTD was primarily attributed to a $133 million improvement in net income, and a $19 million favorable change in the fair value of interest rate hedges, net of tax, partially offset by a $113 million unfavorable change in currency translation, and a $14 million change due to a non-cash defined benefit pension plan settlement in the Prior YTD.  Currency translation gains and losses are primarily related to non-U.S. subsidiaries with a functional currency other than U.S. dollars whereby assets and liabilities are translated from the respective functional currency into U.S. dollars using period-end exchange rates.  The change in currency translation in the YTD was primarily attributed to locations utilizing the euro, Brazilian real, Mexican peso and renminbi as the functional currency.  As part of the overall risk management, the Company uses derivative instruments to reduce exposure to changes in interest rates attributed to the Company's floating-rate borrowings and records changes to the fair value of these instruments in Accumulated other comprehensive loss.  The favorable change in fair value of these instruments in the YTD versus Prior YTD is primarily attributed to an increase in the forward interest curve between measurement dates.

Liquidity and Capital Resources
Senior Secured Credit Facility

We manage our global cash requirements considering (i) available funds among the many subsidiaries through which we conduct business, (ii) the geographic location of our liquidity needs, and (iii) the cost to access international cash balances.  We have a $750 million asset-based revolving line of credit that matures in May 2020.  At the end of the Quarter, the Company had no outstanding balance on the revolving credit facility.  The Company was in compliance with all debt covenants at the end of the Quarter (see Note 7).

Cash Flows

Net cash from operating activities decreased $24 million from the Prior YTD primarily attributed to an increase in working capital due to higher raw material costs, partially offset by the settlement of interest rate hedges and improved net income before depreciation, amortization and the net impact of the recently announced U.S. tax legislation.

Net cash from investing activities decreased $28 million from the Prior YTD primarily attributed to increased capital expenditures, partially offset by lower acquisition spending compared to the Prior YTD.

Net cash from financing activities increased $172 million from the Prior YTD primarily attributed to increased long-term borrowings, net of repayments, and lower tax receivable agreement payments.

Adjusted Free Cash Flow

We define "Adjusted free cash flow" as cash flow from operating activities less net additions to property, plant and equipment and payments of the tax receivable agreement.

Based on our definition, our YTD consolidated Adjusted free cash flow is summarized as follows:

	June 30, 2018	July 1, 2017
Cash flow from operating activities	$556	$580
Additions to property, plant and equipment, net	(267)	(197)
Payments of tax receivable agreement	(37)	(60)
Adjusted free cash flow	$252	$323

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

Share Repurchase Program

In August 2018, the Company announced that its Board has authorized a $500 million share repurchase program.  Share repurchases, if any, will be made through open market purchases, privately negotiated transactions, Rule 10b5-1 plans, or other transactions in accordance with applicable securities laws and in such amounts at such times as we deem appropriate based upon prevailing market and business conditions and other factors.  The share repurchase program has no expiration date and may be suspended at any time.

Liquidity Outlook

At June 30, 2018, our cash balance was $365 million, of which approximately 50% was located outside the U.S.  We believe our existing U.S. based cash and cash flow from U.S. operations, together with available borrowings under our senior secured credit facilities, will be adequate to meet our liquidity needs over the next twelve months.  We do not expect our free cash flow to be sufficient to cover all long-term debt obligations and intend to refinance these obligations prior to maturity.  However, we cannot predict our future results of operations and our ability to meet our obligations involves numerous risks and uncertainties, including, but not limited to, those described in the "Risk Factors" section of our most recent Form 10-K filed with the Securities and Exchange Commission and in this Form 10-Q, if any.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

We are exposed to market risk from changes in interest rates primarily through our senior secured credit facilities.  At June 30, 2018, our senior secured credit facilities are comprised of (i) $3.8 billion term loans and (ii) a $750 million revolving credit facility with no borrowings outstanding.  Borrowings under our senior secured credit facilities bear interest at a rate equal to an applicable margin plus LIBOR.  The applicable margin for LIBOR rate borrowings under the revolving credit facility ranges from 1.25% to 1.75%, and the margin for the term loans range from 1.75% to 2.00% per annum with a 0% LIBOR floor.  At June 30, 2018, the LIBOR rate of approximately 2.10% was applicable to the term loans.  A 0.25% change in LIBOR would increase our annual interest expense by $6 million on variable rate term loans.

We seek to minimize interest rate volatility risk through regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. These financial instruments are not used for trading or other speculative purposes.
As of June 30, 2018, the Company effectively had (i) a $450 million interest rate swap transaction that swaps a one-month variable LIBOR contract for a fixed annual rate of 2.000%, with an effective date in May 2017 and expiration in May 2022 and (ii) a $1 billion interest rate swap transaction that swaps a one-month variable LIBOR contract for a fixed annual rate of 2.808% with an effective date in June 2018 and expiration in September 2021.

Foreign Currency Exchange Rates

As a global company, we face foreign currency risk exposure from fluctuating currency exchange rates, primarily the U.S. dollar against the euro, Brazilian real, Argentine peso, Chinese renminbi, Canadian dollar and Mexican peso.  Significant fluctuations in currency rates can have a substantial impact, either positive or negative, on our revenue, cost of sales, and operating expenses.  Currency translation gains and losses are primarily related to non-U.S. subsidiaries with a functional currency other than U.S. dollars whereby assets and liabilities are translated from the respective functional currency into U.S. dollars using period-end exchange rates and impact our Comprehensive income.  A 10% decline in foreign currency exchange rates would have a negative $10 million impact on our annual Net income.

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
The Company's management, with the participation of the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures as of June 30, 2018.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2018, the design and operation of our disclosure controls and procedures were effective at the reasonable assurance level.

(b) Changes in internal controls.

There were no changes in our internal control over financial  reporting that occurred during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.1*
Incremental Assumption Agreement, dated as of May 16, 2018, by and among Berry Global Group, Inc., Berry Global, Inc. and certain of its subsidiaries referenced therein, Credit Suisse AG, Cayman Islands Branch, as administrative agent for the lenders under the term loan credit agreement referenced therein, Citibank, N.A., as initial Term S lender, and Citibank, N.A., as initial Term T lender.

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

Berry Global Group, Inc.

August 3, 2018	By:	/s/ Mark W. Miles
Mark W. Miles
Chief Financial Officer