Form 10-K
period 2018-09-29
BERRY GLOBAL GROUP INC
filed 2018-11-16
CIK 1378992

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 29, 2018
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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.  Yes ☒No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, or non-accelerated filer.  See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):
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

The aggregate market value of the common stock of the registrant held by non-affiliates was approximately $7.2 billion as of March 31, 2018, the last business day of the registrant's most recently completed second fiscal quarter.  This amount excludes shares of the registrant's common stock held by current executive officers, directors, and affiliates whose ownership did not exceed 5% as of such date. The aggregate market value was computed using the $54.81 closing price per share for such stock on the New York Stock Exchange on such date.

Class	Outstanding at November 16, 2018
Common Stock, $.01 par value per share	131.2 million shares

Portions of Berry Global Group, Inc.'s Proxy Statement for its 2019 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

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

All forward-looking information and subsequent written and oral forward-looking statements attributable to us, or to persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements.  Some of the factors that we believe could affect our results include:

•	risks associated with our substantial indebtedness and debt service;
•	changes in prices and availability of resin and other raw materials and our ability to pass on changes in raw material prices on a timely basis;
•	performance of our business and future operating results;
•	risks related to acquisitions and integration of acquired businesses;
•	reliance on unpatented proprietary know-how and trade secrets;
•	increases in the cost of compliance with laws and regulations, including environmental, safety, production and product laws and regulations;
•	risks related to disruptions in the overall economy and the financial markets that may adversely impact our business;
•	risks of catastrophic loss of one of our key manufacturing facilities, natural disasters, and other unplanned business interruptions;
•	risks related to market acceptance of our developing technologies and products;
•	general business and economic conditions, particularly an economic downturn;
•	ability of our insurance to fully cover potential exposures;
•	risks that our restructuring programs may entail greater implementation costs or result in lower savings than anticipated;
•	risks of competition, including foreign competition, in our existing and future markets;
•	new legislation or new regulations and the Company's corresponding interpretations of either may affect our business and consolidated financial condition and results of operations; and
•	the other factors discussed in the section titled "Risk Factors."

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
FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 29, 2018

Item 1.	BUSINESS
(In millions of dollars, except as otherwise noted)

General

Berry Global Group, Inc. ("Berry," "we," or the "Company") is a leading global supplier of a broad range of innovative non-woven, flexible, and rigid products used every day within consumer and industrial end markets.  In fiscal 2018, no single customer represented more than 4% of net sales and our top ten customers represented 20% of net sales.  We believe our manufacturing processes and our ability to leverage our scale to reduce expenses positions us as a low-cost manufacturer relative to our competitors.

Additional financial information about our business segments is provided in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the "Notes to Consolidated Financial Statements," which are included elsewhere in this Form 10-K.

Segment Overview

Engineered Materials

The Engineered Materials segment primarily includes the following product groups:

Stretch and Shrink Films.  We manufacture both hand and machine-wrap stretch films and custom shrink films, which are used to prepare products and packages for storage and shipping.  We sell stretch film products primarily through distribution and shrink film directly to a diverse mix of end users.

Converter Films.  We manufacture sealant and barrier films for various flexible packaging converters companies.  In addition, certain of our products are used for industrial applications, where converters use our films in finished products for various end market applications.

Institutional Can Liners.  We manufacture trash-can liners and food bags for offices, restaurants, schools, hospitals, hotels, municipalities, and manufacturing facilities.

Tape Products.  We manufacture cloth and foil tape products.  Other tape products include high-quality, high-performance liners of splicing and laminating tapes, flame-retardant tapes, flashing and seaming tapes, double-faced cloth, masking, mounting, OEM, and medical and specialty tapes.  Tape products are sold primarily through distributors and directly to end users for industrial, HVAC, building and construction, and retail market applications.

Food and Consumer Films.  We manufacture printed film products for the fresh bakery, tortilla, deli, and frozen vegetable markets.  We also manufacture barrier films used for cereal, cookie, cracker and dry mix packages that are sold directly to food manufacturers.

Retail Bags.  We manufacture a diversified portfolio of polyethylene based film products to end users in the retail markets.  Our products include drop cloths and retail trash bags.  These products are sold primarily through grocery, hardware stores and home centers, paint stores, and mass merchandisers outlets.

PVC Films.  We manufacture polyvinyl chloride ("PVC") films offering a broad array of PVC meat film.  Our products are used primarily to wrap fresh meats, poultry, and produce for supermarket applications.  In addition, we offer a line of boxed products for food service and retail sales.  We service many of the leading supermarket chains, club stores, and wholesalers.

Health, Hygiene & Specialties

The Health, Hygiene & Specialties segment primarily includes the following product groups:

Health Products.  We manufacture medical garment materials, surgical drapes, household cleaning wipes, and face masks. The key end markets and application for these products is infection prevention.

Hygiene Products.  We manufacture a broad collection of components for baby diapers and other absorbent hygiene products, elastic films and laminates, and substrates for dryer sheets. The primary end market for these products is personal care.

Specialties Products.  We manufacture a broad array of products and components of products for corrosion protection, cable wrap, geosynthetics, and specialty filtration products servicing the specialty industrial markets.

Consumer Packaging

The Consumer Packaging segment primarily consists of the following product groups:

Containers.  We manufacture a collection of containers for nationally branded and private label customers.  These products range in size from four ounces to five gallons and are offered in various styles with accompanying lids, bails and handles.  Containers and lids are available decorated with in-mold-labeling, indirect flexographic print, digital printing, direct print, and other decoration technologies.

Foodservice.  We manufacture lightweight polypropylene cups and lids for hot and cold beverages.  Utilizing thermoforming and injection-molding, we offer mono-material cup and lid packaging solutions for simplification in collections and compatibility with recycling systems.  Our markets include quick service restaurants, fast casual dining, food service delivery, convenience stores, stadiums, and retail stores.

Closures and Overcaps.  We manufacture child-resistant, continuous-thread, and tamper evident closures, as well as aerosol overcaps.  We sell our closures and overcaps into numerous end markets, including household chemical, healthcare, food and beverage, and personal care.

Bottles and Prescription Vials.  We manufacture bottles and prescription vials utilizing widely recyclable materials which service various spirits, food and beverage, vitamin and nutritional, and personal care markets.

Tubes.  We manufacture a complete line of extruded and laminate tubes in a wide variety of sizes and material blends including blends up to 70% post-consumer resin.  The majority of our tubes are sold in the personal care market, but we also sell our tubes in the pharmaceutical and household chemical markets.

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

Employees

As of the end of fiscal year 2018, we employed approximately 24,000 employees with 18% of those employees being covered by collective bargaining agreements.  The collective bargaining agreements covering a majority of these employees expire annually and as a result, are due for renegotiation in fiscal 2019.  Our relations with employees under collective bargaining agreements remain satisfactory and there have been no significant work stoppages or other labor disputes during the past three years.

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

Environmental Matters and Government Regulation

Our past and present operations and ownership of real property are subject to extensive and changing federal, state, local, and foreign environmental laws and regulations pertaining to the discharge of materials into the environment, handling and disposition of waste, and cleanup of contaminated soil and ground water, or otherwise relating to the protection of the environment. We believe that we are in substantial compliance with applicable environmental laws and regulations. However, we cannot predict with any certainty that we will not incur liability with respect to noncompliance with environmental laws and regulations, contamination of sites formerly or currently owned or operated by us (including contamination caused by prior owners and operators of such sites) or the off-site disposal of regulated materials, which could be material.

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

The Food and Drug Administration ("FDA") regulates the material content of direct-contact food and drug packages, including certain packages we manufacture pursuant to the Federal Food, Drug and Cosmetics Act.  Certain of our products are also regulated by the Consumer Product Safety Commission ("CPSC") pursuant to various federal laws, including the Consumer Product Safety Act and the Poison Prevention Packaging Act.  We believe that we use FDA approved resins and pigments in our products that directly contact food and drug products, and we believe our products are in material compliance with all applicable requirements.

The plastics industry, including us, is subject to existing and potential federal, state, local and foreign legislation designed to reduce solid waste by requiring, among other things, plastics to be degradable in landfills, minimum levels of recycled content, various recycling requirements, disposal fees, and limits on the use of plastic products. Certain jurisdictions require products packaged in plastic containers to comply with standards intended to encourage recycling and increased use of recycled materials. In addition, various consumer and special interest groups have lobbied from time to time for the implementation of these and other similar measures. We believe that the legislation promulgated to date and such initiatives to date have not had a material adverse effect on us.  There can be no assurance that any such future legislative or regulatory efforts or future initiatives would not have a material adverse effect on us.

Available Information

We make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments, if any, to those reports through our internet website as soon as reasonably practicable after they have been electronically filed with the SEC.  Our internet address is www.berryglobal.com.  The information contained on our website is not being incorporated herein.

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

In addition, the credit agreements and indentures governing our current indebtedness contain financial and other restrictive covenants. As a result of these covenants, we could be limited in the manner in which we conduct our business, prepay other indebtedness, incur additional indebtedness or liens, repurchase shares, pay dividends, or be unable to engage in favorable business activities or finance future operations.  Furthermore, a failure to comply with these covenants could result in an event of default, which, if not cured or waived, could result in significant losses.

Increases in resin prices or a shortage of available resin could harm our financial condition and results of operations.

To produce our products, we use large quantities of plastic resins.  Plastic resins are subject to price fluctuations, including those arising from supply shortages and changes in the prices of natural gas, crude oil and other petrochemical intermediates from which resins are produced.  Raw material inflation could materially affect our revenue and profitability in the short term as we attempt to pass through price increases to our customers and in the long term as our customers could seek alternative solutions. We may not be able to arrange for other sources of resin in the event of an industry-wide general shortage of resins used by us, or a shortage or discontinuation of certain types of grades of resin purchased from one or more of our suppliers.  Any such shortage may have a material adverse effect on our competitive position versus companies that are able to better or more cheaply source resin.

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

As part of our growth strategy, we consider acquisitions that either complement or expand our existing business and create economic value.  Acquisitions involve special risks, including the potential assumption of unanticipated liabilities and contingencies as well as difficulties in integrating acquired businesses creating substantial costs, delays or other problems that could adversely affect our business, financial condition and results of operations.  Furthermore, we may not realize all of the synergies we expect to achieve from our current strategic initiatives due to a variety of risks.  If we are unable to achieve the benefits that we expect to achieve from our strategic initiatives, it could adversely affect our business, financial condition and results of operations. Additionally, while we execute these acquisitions and related integration activities, it is possible that our attention may be diverted from our ongoing operations which may have a negative impact on our business.

Current and future environmental and other governmental requirements could adversely affect our financial condition and our ability to conduct our business.

While we have not been required historically to make significant capital expenditures in order to comply with applicable environmental laws and regulations, we cannot predict our future capital expenditure requirements because of continually changing compliance standards and environmental technology.  Furthermore, violations or contaminated sites that we do not know about (including contamination caused by prior owners and operators of such sites or newly discovered information) could result in additional compliance or remediation costs or other liabilities, which could be material.  In addition, federal, state, local, and foreign governments could enact laws or regulations concerning environmental matters that increase the cost of producing, or otherwise adversely affect the demand for, plastic products.  Legislation that would prohibit, tax or restrict the sale or use of certain types of plastic and other containers, and would require diversion of solid waste such as packaging materials from disposal in landfills, has been or may be introduced.  Although we believe that any such laws promulgated to date have not had a material adverse effect on us, there can be no assurance that future legislation or regulation would not have a material adverse effect on us.  Furthermore, a decline in consumer preference for plastic products due to environmental considerations could result in significant losses.

Both the FDA and the CPSC can require the manufacturer of defective products to repurchase or recall such products and may also impose fines or penalties on the manufacturer.  Similar laws exist in some states, cities and other countries in which we sell products.  In addition, certain jurisdictions restrict the sale of packaging with certain levels of heavy metals, imposing fines and penalties for noncompliance.  Although we believe our products are in material compliance with all applicable requirements, any fines and penalties imposed in connection with noncompliance or recall of any of our products could have a materially adverse effect on us.  See "Business—Environmental Matters and Government Regulation."

In the event of a catastrophic loss of one of our key manufacturing facilities, our business would be adversely affected.

While we manufacture our products in a large number of diversified facilities and maintain insurance covering our facilities, including business interruption insurance, a catastrophic loss of the use of all or a portion of one of our key manufacturing facilities due to accident, labor issues, weather conditions, natural disaster or otherwise, whether short or long-term, could result in significant losses.

Employee slowdowns or strikes or the failure to renew collective bargaining agreements could disrupt our business.

We may not be able to maintain constructive relationships with labor unions or trade councils. We may not be able to successfully negotiate new collective bargaining agreements on satisfactory terms in the future.  The loss of a substantial number of these employees or a prolonged labor dispute could disrupt our business and result in significant losses.

We depend on information technology systems and infrastructure to operate our business, and cyber threats, system inadequacies, and failures could harm our business.

We rely on the efficient and uninterrupted operation of information technology systems and networks.  These systems and networks are potentially vulnerable to damage or interruption from a variety of sources, including cybersecurity, energy, or telecommunications failures, breakdowns, natural disasters, terrorism, war, computer malware or other malicious intrusions, and random attacks.  To date, system interruptions have been infrequent and have not had a material impact on the business.  However, there can be no assurance that these efforts will prevent future interruptions could result in significant losses.

Goodwill and other intangibles represent a significant amount of our net worth, and a future write-off could result in lower reported net income and a reduction of our net worth.

Future changes in market multiples, cost of capital, expected cash flows, or other factors may cause our goodwill to be impaired, resulting in a non-cash charge against results of operations to write off goodwill or indefinite lived intangible assets for the amount of impairment.  If a future write-off is required, the charge could result in significant losses.

Our international operations pose risks to our business that may not be present with our domestic operations.

Foreign operations are subject to certain risks that are unique to doing business in foreign countries. These risks include fluctuations in foreign currency exchange rates, inflation, economic or political instability, shipping delays in our products and receiving delays of raw materials, changes in applicable laws, including assessments of income and non-income related taxes, reduced protection of intellectual property, inability to readily repatriate cash to the U.S., and regulatory policies and various trade restrictions including potential changes to export taxes or countervailing and anti-dumping duties for exported products from these countries. Any of these risks could disrupt our business and result in significant losses. We are also subject to the Foreign Corrupt Practices Act and other anti-bribery laws that generally bar bribes or unreasonable gifts to foreign governments or officials. We have implemented safeguards and policies to discourage these practices by our employees and agents. However, our existing safeguards and policies to assure compliance and any future improvements may prove to be less than effective and our employees or agents may engage in conduct for which we might be held responsible. If employees violate our policies, we may be subject to regulatory sanctions. Violations of these laws or regulations could result in sanctions including fines, debarment from export privileges and penalties and could adversely affect our business, financial condition and results of operations.

We may not be successful in protecting our intellectual property rights, including our unpatented proprietary know-how and trade secrets, or in avoiding claims that we infringed on the intellectual property rights of others.

In addition to relying on patent and trademark rights, we rely on unpatented proprietary know-how and trade secrets, and employ various methods, including confidentiality agreements with employees and consultants, customers and suppliers to protect our know-how and trade secrets. However, these methods and our patents and trademarks may not afford complete protection and there can be no assurance that others will not independently develop the know-how and trade secrets or develop better production methods than us. Further, we may not be able to deter current and former employees, contractors and other parties from breaching agreements and misappropriating proprietary information and it is possible that third parties may copy or otherwise obtain and use our information and proprietary technology without authorization or otherwise infringe on our intellectual property rights. Furthermore, no assurance can be given that we will not be subject to claims asserting the infringement of the intellectual property rights of third parties seeking damages, the payment of royalties or licensing fees and/or injunctions against the sale of our products. Any such litigation could be protracted and costly and could result in significant losses.

The final impacts of the Tax Cuts and Jobs Act could be materially different from our current estimates.

The Tax Cuts and Jobs Act (the "Tax Act") was signed into law in December 2017. The new law made numerous changes to federal corporate tax law that we expect will significantly reduce our effective tax rate in future periods. The changes included in the Tax Act are broad and complex. The final transition impacts of the Tax Act may differ from our current estimates, possibly materially, due to, among other things, changes in interpretations of the Tax Act, any legislative action to address questions that arise because of the Tax Act, any changes in accounting standards for income taxes or related interpretations in response to the Tax Act, or any updates or changes to estimates the Company has utilized to calculate the transition impacts.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

Our primary manufacturing facilities by geographic area were as follows at September 29, 2018:

Geographic Region	Total Facilities	Leased Facilities
North America	103	27
Europe, Middle East	18	5
South America	5	1
Asia	9	2

Item 3.	LEGAL PROCEEDINGS

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

Our common stock "BERY" is listed on the New York Stock Exchange. As of the date of this filing there were fewer than 500 active record holders of the common stock, but we estimate the number of beneficial stockholders to be much higher as a number of our shares are held by brokers or dealers for their customers in street name. During fiscal 2017 and 2018 we did not declare or pay any cash dividends on our common stock.

Share Repurchases

In August 2018, the Company announced a $500 million share repurchase program that has no expiration date and may be suspended at any time.  The following table summarizes the Company's repurchases of its common stock during the Quarterly Period ended September 29, 2018.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Dollar Value of Shares that May Yet be Purchased Under the Program (in millions)
Fiscal August	400,455	$46.75	400,455	$481
Fiscal September	330,565	48.80	330,565	465
Total	731,020	$47.75	731,020	$465

Item 6.	SELECTED FINANCIAL DATA

	Fiscal 2018	Fiscal 2017	Fiscal 2016	Fiscal 2015	Fiscal 2014
Statement of Operations Data: Net sales	$7,869	$7,095	$6,489	$4,881	$4,958
Operating income	761	732	581	408	316
Net income	496	340	236	86	62
Net Income Per Share Data:
Basic, net income per share	$3.77	$2.66	$1.95	$0.72	$0.53
Diluted, net income per share	3.67	2.56	1.89	0.70	0.51
Balance Sheet Data:
Total assets	$9,127	$8,476	$7,653	$5,028	$5,252
Long-term debt obligations	5,844	5,641	5,755	3,685	3,902
Statement of Cash Flow Data:
Net cash from operating activities	$1,004	$975	$857	$637	$530
Net cash from investing activities	(1,035)	(774)	(2,579)	(165)	(422)
Net cash from financing activities	113	(226)	1,817	(365)	(119)

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Company's fiscal year is based on fifty-two or fifty-three week periods.  Fiscal 2018 and fiscal 2017 were fifty-two week periods and fiscal 2016 was a fifty-three week period.

Overview

Berry Global Group, Inc. ("Berry," "we," or the "Company") is a leading global supplier of a broad range of innovative non-woven, flexible, and rigid products used every day within consumer and industrial end markets.  In fiscal 2018, no single customer represented more than 4% of net sales and our top ten customers represented 20% of net sales.  We believe our manufacturing processes and our ability to leverage our scale to reduce expenses positions us as a low-cost manufacturer relative to our competitors.

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

Raw Material Trends.  Our primary raw material is plastic resin.  Polypropylene and polyethylene account for approximately 90% of our plastic resin pounds purchased.  The three month simple average price per pound, as published by the American market indexes, were as follows:

	Polyethylene Butene Film			Polypropylene
	2018	2017	2016	2018	2017	2016
1st quarter	$.68	$.56	$.50	$.71	$.56	$.57
2nd quarter	.69	.58	.47	.75	.67	.62
3rd quarter	.68	.60	.54	.76	.61	.58
4th quarter	.66	.62	.56	.85	.62	.58

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

Outlook.  The Company is affected by general economic and industrial growth, plastic resin availability and affordability, and general industrial production.  Our business has both geographic and end-market diversity, which reduces the effect of any one of these factors on our overall performance.  Our results are affected by our ability to pass through raw material and other cost changes to our customers, improve manufacturing productivity and adapt to volume changes of our customers.  We believe there are long term growth opportunities within the health, pharmaceuticals, personal care and food packaging markets existing outside of North America, especially in Asia, where expected per capita consumption increases should result in organic market growth.  In addition, while we continue to believe that long term dynamics of the resin markets will be an advantage, we could have short-term headwinds in early fiscal 2019 as we continue to focus on pricing initiatives to fully recover the inflation we experienced in fiscal 2018.  For fiscal 2019, we project cash flow from operations and adjusted free cash flow of $1,036 million and $670 million, respectively.  The $670 million of adjusted free cash flow includes $350 million of capital spending and $16 million of payments under our tax receivable agreement.  Within our adjusted free cash flow guidance, we are also assuming cash taxes of $149 million, cash interest costs of $270 million, and other cash uses of $45 million related to changes in working capital and items such as acquisition integration expenses and costs to achieve synergies.  For the definition of Adjusted free cash flow and further information related to Adjusted free cash flow as a non-GAAP financial measure, see "Liquidity and Capital Resources."

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

Laddawn, Inc.

In August 2018, the Company acquired Laddawn, Inc. ("Laddawn") for a purchase price of $242 million, which is preliminary and subject to adjustment.  Laddawn is a custom bag and film manufacturer with a unique-to-industry e-commerce sales platform.  Laddawn reported $145 million in net sales for the twelve months ended July 31, 2018, and will be operated in our Engineered Materials segment.  The Company expects to realize annual cost synergies of $5 million with realization in fiscal 2019.  To finance the purchase, the Company used existing liquidity.

Clopay Plastic Products Company, Inc.

In February 2018, the Company acquired Clopay Plastic Products Company, Inc. ("Clopay") for a purchase price of $475 million.  Clopay is an innovator in the development of printed breathable films, elastic films, and laminates with product offerings uniquely designed for applications used in a number of markets including: hygiene, healthcare, construction and industrial protective apparel.  The acquired business is operated in our Health, Hygiene & Specialties segment.  The Company expects to realize annual cost synergies of $40 million with full realization expected in fiscal 2019.  To finance the purchase, the Company issued $500 million aggregate principle amount of 4.5% second priority notes through a private placement offering.

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

AEP Industries Inc.

In January 2017, the Company acquired AEP Industries Inc. ("AEP") for a purchase price of $791 million, net of cash acquired.  A portion of the purchase price consisted of issuing 6.4 million of Berry common shares which were valued at $324 million at the time of closing.  AEP manufactures and markets an extensive and diverse line of polyethylene and polyvinyl chloride flexible plastic packaging products with consumer, industrial, and agricultural applications.  The acquired business is operated in our Engineered Materials segment.  To finance the purchase, the Company entered into an incremental assumption agreement to increase the commitments under the Company's existing term loan credit agreement by $500 million due 2024.  The Company estimates annual realized cost synergies of $80 million from the transaction.

Discussion of Results of Operations for Fiscal 2018 Compared to Fiscal 2017

Acquisition sales and operating income disclosed within this section represents the results from acquisitions for the current period.  Business integration expenses consist of restructuring and impairment charges, acquisition related costs, and other business optimization costs.  Tables present dollars in millions.

Consolidated Overview	Fiscal Year
	2018	2017	$ Change	% Change
Net sales	$7,869	$7,095	$774	11%
Operating income	$761	$732	$29	4%
Operating income percentage of net sales	10%	10%

The net sales growth of $774 million is primarily attributed to acquisition net sales of $624 million, organic sales growth of $92 million, and a $58 million favorable impact from foreign currency changes.  The organic sales growth is primarily attributed to increased selling prices of $191 million due to the pass through of higher cost of goods sold, partially offset by a modest 1% volume decline.

The operating income increase of $29 million is primarily attributed to acquisition operating income of $62 million, a $46 million decrease in selling, general and administrative expense related to synergies and lower incentive compensation, a $26 million decrease in depreciation and amortization, and an $11 million favorable impact from foreign currency changes. These improvements were partially offset by a $96 million negative impact from under recovery of higher cost of goods sold, and a $12 million impact from the lower volumes.

Engineered Materials	Fiscal Year
	2018	2017	$ Change	% Change
Net sales	$2,672	$2,375	$297	13%
Operating income	$368	$316	$52	16%
Operating income percentage of net sales	14%	13%

Net sales in the Engineered Materials segment grew by $297 million primarily attributed to acquisition net sales of $319 million, partially offset by an organic sales decline of $29 million. The organic sales decline is primarily related to increased selling prices of $54 million, being more than offset by a 3% volume decline as a result of business rationalizations within legacy AEP locations.

The operating income increase of $52 million is primarily attributed to acquisition operating income of $40 million, an $18 million decrease in depreciation and amortization expense, and an $8 million decrease in selling, general and administrative expenses.  These improvements were partially offset by an $11 million negative impact from the lower volumes.

Health, Hygiene & Specialties	Fiscal Year
	2018	2017	$ Change	% Change
Net sales	$2,734	$2,369	$365	15%
Operating income	$202	$216	$(14)	(6)%
Operating income percentage of net sales	7%	9%

Net sales in the Health, Hygiene & Specialties segment grew by $365 million primarily attributed to acquisition net sales of $305 million, a $52 million favorable impact from foreign currency changes, and organic sales growth of $9 million. The organic sales growth is primarily attributed to increased selling prices of $56 million due to the pass through of higher cost of goods sold, partially offset by a 2% volume decline.

The operating income decrease of $14 million is primarily attributed to a $53 million negative impact from under recovery of higher cost of goods sold, a $7 million impact from lower volumes, and a $12 million increase in business integration.  These decreases were partially offset by a $22 million decrease in selling, general and administrative expenses, acquisition operating income of $22 million from the Clopay acquisition, and a $10 million favorable impact from foreign currency changes.

Consumer Packaging	Fiscal Year
	2018	2017	$ Change	% Change
Net sales	$2,463	$2,351	$112	5%
Operating income	$191	$200	$(9)	(5)%
Operating income percentage of net sales	8%	9%

Net sales in the Consumer Packaging segment grew by $112 million primarily attributed to organic sales growth.  The organic sales growth is primarily attributed to increased selling prices of $81 million due to the pass through of higher cost of goods sold and a 1% volume improvement.

The operating income decrease of $9 million is primarily attributed to a $40 million negative impact from under recovery of higher cost of goods sold, partially offset by a $16 million decrease in selling, general and administrative expenses, a $6 million favorable impact from the volume improvement, and a $6 million decrease in business integration expense.

Other expense, net	Fiscal Year
	2018	2017	$ Change	% Change
Other expense, net	$25	$14	$11	79%

The other expense increase of $11 million is primarily attributed to a year over year increase of $19 million in unfavorable foreign currency changes related to the remeasurement of non-operating intercompany balances, partially offset by an $8 million decrease in debt extinguishment expense related to fewer term loan modifications in 2018 compared to 2017.

Interest expense	Fiscal Year
	2018	2017	$ Change	% Change
Interest expense, net	$259	$269	$(10)	(4)%

The interest expense decrease of $10 million is primarily attributed to reduced interest rates resulting from the term loan modifications, partially offset by additional expenses attributed to the $500 million 4.5% second priority senior secured notes (see Note 3).

Income tax (benefit) expense	Fiscal Year
	2018	2017	$ Change	% Change
Income tax (benefit) expense	$(19)	$109	$(128)	(117)%

The income tax decrease of $128 million is primarily attributed to the $124 million provisional transition benefit recorded in fiscal 2018 as a result of the recent U.S. tax legislation (see Note 8). After the exclusion of the tax reform benefit, our effective tax rate was 22% and was positively impacted by 2% from the share-based compensation excess tax benefit, 2% from the release of foreign valuation allowances, 1% from research and development credits, and a 1% benefit from the domestic manufacturing deduction.  These favorable items were partially offset by increases of 3% from U.S. state taxes and other discrete items.

Comprehensive Income	Fiscal Year
	2018	2017	$ Change	% Change
Comprehensive Income	$408	$420	$(12)	(3%)

The $12 million decrease in comprehensive income is primarily attributed to a $161 million decrease in currency translation and a $35 million decrease in unrealized gains on the Company's pension plans, partially offset by a $156 million increase in net income and a $21 million favorable change in the fair value of interest rate hedges.  Currency translation gains are primarily related to non-U.S. subsidiaries with a functional currency other than the U.S. Dollar whereby assets and liabilities are translated from the respective functional currency into U.S. Dollars using period-end exchange rates.  The change in currency translation was primarily attributed to locations utilizing the Euro, Brazilian Real, and Canadian Dollar as their functional currency.  The change in unrealized gains on pension plans in the current period were primarily attributable to actuarial losses from an increase in the underlying discount rate.  As part of the overall risk management, the Company uses derivative instruments to reduce exposure to changes in interest rates attributed to the Company's floating-rate borrowings and records changes to the fair value of these instruments in Accumulated other comprehensive income.  The change in fair value of these instruments in fiscal 2018 versus fiscal 2017 is primarily attributed to a change in the forward interest curve between measurement dates.

Discussion of Results of Operations for Fiscal 2017 Compared to Fiscal 2016

Acquisition sales and operating income disclosed within this section represents the historical results from acquisitions for the comparable prior year period.  The remaining change disclosed represents the changes from the prior period on a combined basis.  Business integration expenses consist of restructuring and impairment charges, acquisition related costs, and other business optimization costs.  Tables present dollars in millions.

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
Other expense (income), net	Fiscal Year
	2017	2016	$ Change	% Change
Other expense (income), net	$14	$(18)	$32	(178)%

The other expense (income) increase of $32 million is primarily attributed to a $10 million non-cash defined benefit pension plan settlement, a $6 million charge related to a valuation adjustment to the tax receivable agreement in fiscal 2017, a year over year decline of $17 million in transactional foreign currency gains related to the remeasurement of non-operating intercompany balances, and a $6 million increase in debt extinguishment as a result of the 2017 term loan modifications.

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

Liquidity and Capital Resources

Senior Secured Credit Facility

We manage our global cash requirements considering (i) available funds among the many subsidiaries through which we conduct business, (ii) the geographic location of our liquidity needs, and (iii) the cost to access international cash balances.  We have a $750 million asset-based revolving line of credit that matures in May 2020.  At the end of fiscal 2018, the Company had no outstanding balance on the revolving credit facility.  The Company was in compliance with all covenants at the end of fiscal 2018 (see Note 3).

Contractual Obligations and Off Balance Sheet Transactions

Our contractual cash obligations at the end of fiscal 2018 are summarized in the following table which does not give any effect to taxes as we cannot reasonably estimate the timing of future cash outflows.

	Payments due by period as of the end of fiscal 2018
	Total	< 1 year	1-3 years	4-5 years	> 5 years
Long-term debt, excluding capital leases	$5,752	$5	$1,624	$2,455	$1,668
Capital leases (a)	149	37	59	34	19
Fixed interest rate payments	599	110	220	187	82
Variable interest rate payments (b)	530	156	246	119	9
Operating leases	420	67	107	81	165
Total contractual cash obligations	$7,450	$375	$2,256	$2,876	$1,943
(a)	Includes anticipated interest of $14 million over the life of the capital leases.
(b)	Based on applicable interest rates in effect end of fiscal 2018.

Cash Flows from Operating Activities

Net cash provided by operating activities increased $29 million from fiscal 2017 primarily attributed to the settlement of interest rate hedges, improved net income before depreciation, amortization and the net impact of the Tax Act.

Net cash provided by operating activities increased $118 million from fiscal 2016 primarily attributed to improved net income before depreciation, amortization and other non-cash charges.

Cash Flows from Investing Activities

Net cash used in investing activities increased $261 million from fiscal 2017 primarily attributed to increased capital expenditures and higher acquisition spending compared to fiscal 2017.

Net cash used in investing activities decreased $1,805 million from fiscal 2016 primarily attributed to the Avintiv acquisition in fiscal 2016, partially offset by the AEP and Adchem acquisitions in fiscal 2017.

Cash Flows from Financing Activities

Net cash from financing activities increased $339 million from fiscal 2017 primarily attributed to lower repayments of long-term borrowings and a lower tax receivable agreement payment in fiscal 2018, partially offset by fiscal 2018 payments to repurchase common stock.

Net cash from financing activities decreased $2,043 million from fiscal 2016 primarily attributed to 2016 net borrowings related to the Avintiv acquisition and $78 million purchase of noncontrolling interest, partially offset by a higher tax receivable agreement payment in fiscal 2017.

Share Repurchases

The Company's share repurchases totaled $35 million in fiscal 2018.  The repurchases were completed using existing liquidity (see Note 12).

Adjusted Free Cash Flow

We define "Adjusted free cash flow" as cash flow from operating activities less net additions to property, plant and equipment and payments of the tax receivable agreement. Based on our definition, our consolidated adjusted free cash flow is summarized as follows:

	Years Ended
	September 29, 2018	September 30, 2017	October 1, 2016
Cash flow from operating activities	$1,004	$975	$857
Net additions to property, Additions to property, plant and equipment, net	(333)	(263)	(283)
Payments of tax receivable agreement	(37)	(111)	(57)
Adjusted free cash flow	$634	$601	$517

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

Liquidity Outlook

At the end of fiscal 2018, our cash balance was $381 million, of which approximately 64% was located outside the U.S.  The Company has deemed cash located outside the U.S. to be indefinitely reinvested and will use for future international expansion.  We believe our existing U.S. based cash and cash flow from U.S. operations, together with available borrowings under our senior secured credit facilities, will be adequate to meet our liquidity needs over the next twelve months.  We do not expect our free cash flow to be sufficient to cover all long-term debt obligations and intend to refinance these obligations prior to maturity.

In addition to projecting continued strong cash flow from operations and adjusted free cash flows, based on current market conditions we anticipate continuing to repurchase our shares in the first quarter of fiscal 2019.

Critical Accounting Policies and Estimates

We disclose those accounting policies that we consider to be significant in determining the amounts to be utilized for communicating our consolidated financial position, results of operations and cash flows in the first note to our consolidated financial statements included elsewhere herein.  Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with GAAP.  The preparation of financial statements in conformity with these principles requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes.  Our estimates and judgments are based on historical experience and on various other factors that are believed to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.

Accrued Rebates.  We offer various rebates to our customers in exchange for their purchases.  These rebate programs are individually negotiated with our customers and contain a variety of different terms and conditions.  Certain rebates are calculated as flat percentages of purchases, while others include tiered volume incentives.  These rebates may be payable monthly, quarterly, or annually.  The calculation of the accrued rebate balance involves management estimates, especially where the terms of the rebate involve tiered volume levels that require estimates of expected annual sales.  These provisions are based on estimates derived from current program requirements and historical experience.  We use all available information when calculating these reserves.  Our accrual for customer rebates was $58 million and $58 million as of the end of fiscal 2018 and 2017, respectively.

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
For purposes of conducting our evaluation, we have seven reporting units, Health, Hygiene & Specialties ("HHS") – North America ("NA"), HHS – South America ("SA"), HHS – Europe ("EU"), HHS – Asia ("AS"), Consumer Packaging, Engineered Materials, and Tapes.  We determined that each of the components within our respective reporting units should be aggregated and tested at the respective level as one reporting unit.  We reached this conclusion, because within each of our reporting units we have similar products, production processes, markets served, geographic region, and/or management oversight which allows us to share assets and resources across the components.  We regularly re-align our production equipment and manufacturing facilities in order to take advantage of cost savings opportunities, obtain synergies and create manufacturing efficiencies.  We utilize our research and development centers, design center, tool shops, and graphics center which all provide benefits to each of the reporting units and work on new products that can benefit multiple components.  We also believe that the goodwill is recoverable from the overall operations of the unit given the synergies from leveraging the combined resources, common raw materials, common research and development, similar margins, management oversight and similar distribution methodologies.

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
We completed our qualitative screen as of the first day of the fourth fiscal quarter and determined that it was more likely than not that the fair value of each of our reporting units, with the exception of HHS-SA, was greater than the carrying value.  We reached this conclusion based on strong valuations within the packaging industry and operating results of our reporting units.
Based on continued macroeconomic pressures in South America, we concluded that step one was necessary for our HHS-SA reporting unit.  The reporting unit's fair value is estimated based on a market approach and a discounted cash flow analysis and is reconciled back to the current market capitalization for Berry to ensure that the implied control premium is reasonable.  Our forecasts included overall revenue growth of 2% increasing to 4% in the terminal year, margins consistent with historical results, a discount rate of 14% applied to the forecasted cash flows, and capital expenditure levels consistent with historical spend.  The fair value of the HHS-SA reporting unit exceeded its carrying value by 11% and thus no impairment was recorded.  However, future declines in valuation market multiples, sustained lower earnings, or macroeconomic challenges could impact future impairment tests or may require a more frequent assessment.
The Company's fair value, carrying value, and goodwill balance for the HHS-SA reporting unit subject to step one of the annual goodwill impairment test for fiscal 2018 is as follows:
	Fair Value July 1, 2018	Carrying Value July 1, 2018	Goodwill as of September 29, 2018
HHS – South America	380	342	86

We also performed our annual impairment test for fiscal 2018 of our indefinite lived intangible assets, which relates to the "Berry Global," "Reemay," "Typar," and "Chicopee" trade names.  We performed a qualitative screen for the Berry Global tradename, which totaled $207 million at September 29, 2018 and a quantitative assessment for the recently acquired Avintiv tradenames that were valued on October 1, 2015 when acquired.  The fair value is estimated based on the income approach using the revenue streams associated with each trade name. Our forecasted revenue growth for the Berry Global trade name ranged from 0-3% through and including the terminal year.  In conducting our qualitative screen, we did not observe any changes in our long-term forecasted revenue growth for the Reemay and Typar trade names which ranged from 3-4%, and for the Chicopee trade name which was 1%.  Future declines in revenue or operating performance could impact future impairment tests and our ability to recover the fair value of our indefinite lived tradenames.

Deferred Taxes and Effective Tax Rates.  We estimate the effective tax rate ("ETR") and associated liabilities or assets for each of our legal entities of ours in accordance with authoritative guidance.  We use tax planning to minimize or defer tax liabilities to future periods.  In recording ETRs and related liabilities and assets, we rely upon estimates, which are based upon our interpretation of U.S. and local tax laws as they apply to our legal entities and our overall tax structure.  Audits by local tax jurisdictions, including the U.S. Government, could yield different interpretations from our own and cause the Company to owe more taxes than originally recorded.  For interim periods, we accrue our tax provision at the ETR that we expect for the full year.  As the actual results from our various businesses vary from our estimates earlier in the year, we adjust the succeeding interim periods' ETRs to reflect our best estimate for the year-to-date results and for the full year.  As part of the ETR, if we determine that a deferred tax asset arising from temporary differences is not likely to be utilized, we will establish a valuation allowance against that asset to record it at its expected realizable value.  In multiple foreign jurisdictions, the Company believes that it will not generate sufficient future taxable income to realize the related tax benefits.  The Company has provided a full valuation allowance against its foreign net operating losses included within the deferred tax assets in multiple foreign jurisdictions.  The Company has not provided a valuation allowance on its federal net operating losses in the U.S. because it has determined that future reversals of its temporary taxable differences will occur in the same periods and are of the same nature as the temporary differences giving rise to the deferred tax assets.  Changes in our valuation allowance could also impact our tax receivable agreement obligation.  Our valuation allowance against deferred tax assets was $93 million as of the fiscal years ended 2018 and 2017.

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

Interest Rate Sensitivity

We are exposed to market risk from changes in interest rates primarily through our senior secured credit facilities.  At September 29, 2018, our senior secured credit facilities are comprised of $3.7 billion in term loans and a $750 million revolving credit facility with no borrowings outstanding.  The borrowings under the senior secured credit facilities bear interest at a rate equal to an applicable margin plus LIBOR.  The applicable margin for LIBOR rate borrowings under the revolving credit facility ranges from 1.25% to 1.75%, and the margin for the term loans range from 1.75% to 2.00% per annum.  At September 29, 2018, the LIBOR rate of approximately 2.23% was applicable to the term loans.  A 0.25% change in LIBOR would increase our annual interest expense by $6 million on variable rate term loans.

We seek to minimize interest rate volatility risk through regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. These financial instruments are not used for trading or other speculative purposes.  As of year-end, the Company effectively had (i) a $450 million interest rate swap transaction that swaps a one-month variable LIBOR contract for a fixed annual rate of 2.000%, with an effective date in May 2017 and expiration in May 2022 and (ii) a $1 billion interest rate swap transaction that swaps a one-month variable LIBOR contract for a fixed annual rate of 2.808% with an effective date in June 2018 and expiration in September 2021.

Foreign Currency Exchange Rates

As a global company, we face foreign currency risk exposure from fluctuating currency exchange rates, primarily the U.S. dollar against the euro, Brazilian real, Argentine peso, Chinese renminbi, Canadian dollar and Mexican peso.  Significant fluctuations in currency exchange rates can have a substantial impact, either positive or negative, on our revenue, cost of sales, and operating expenses.  Currency translation gains and losses are primarily related to non-U.S. subsidiaries with a functional currency other than U.S. dollars whereby assets and liabilities are translated from the respective functional currency into U.S. dollars using period-end exchange rates and impact our Comprehensive income.  A 10% decline in foreign currency exchange rates would have a negative $6 million impact on our Net income.

In November 2017, we entered into certain cross-currency swap agreements with a notional amount of 250 million euro to effectively convert a portion of our fixed-rate USD denominated term loans, including the monthly interest payments, to fixed-rate euro denominated debt.  The swap agreements mature May 2022.  The risk management objective is to manage foreign currency risk relating to net investments in certain European subsidiaries denominated in foreign currencies and reduce the variability in the functional currency cash flows of a portion of our term loans.  In the future, we may attempt to manage our foreign currency risk on our anticipated cash movements by entering into foreign currency forward contracts to offset potential foreign exchange gains or losses.

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

In connection with the preparation of this Form 10-K, management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 29, 2018.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of September 29, 2018.

Management's Report on Internal Controls over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013 Framework). The Company acquired Clopay and Laddawn during fiscal 2018, and management has excluded Clopay and Laddawn's internal control over financial reporting from our assessment of the effectiveness of our internal control as of September 29, 2018.  Clopay and Laddawn represent approximately 8% and 6% of total and net assets, respectively, as of September 29, 2018 and 4% and 2% of net sales and net income, respectively, for the year then ended.

Based on this assessment, management concluded that as of September 29, 2018, the Company's internal control over financial reporting was effective.  The Company's independent registered public accounting firm provided an attestation report on the Company's internal controls over financial reporting, which appears on page 24 of this Form 10-K.
Changes in Internal Controls over Financial Reporting

The Company is in the process of implementing our standardized control procedures within Clopay and Laddawn and expects this to be completed during fiscal 2019.

There were no other changes in our internal control over financial reporting that occurred during the quarter ended September 29, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT, AND CORPORATE GOVERNANCE

Except as set forth below, the information required by this Item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with the 2019 Annual Meeting of Stockholders.

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

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with the 2019 Annual Meeting of Stockholders.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item, is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with the 2019 Annual Meeting of Stockholders.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with the 2019 Annual Meeting of Stockholders.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with the 2019 Annual Meeting of Stockholders.

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

None.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Berry Global Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Berry Global Group, Inc. (the Company) as of September 29, 2018, and September 30, 2017, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended September 29, 2018, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in material respects, the financial position of Berry Global Group, Inc. at September 29, 2018 and September 30, 2017, and the results of its operations and its cash flows for each of the three years in the period ended September 29, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (the "PCAOB"), Berry Global Group, Inc.'s internal control over financial reporting as of September 29, 2018, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated November 16, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

 These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the U.S. Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as Berry Global Group, Inc.'s auditor since 1991.

Indianapolis, Indiana
November 16, 2018

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Berry Global Group, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Berry Global Group Inc.'s internal control over financial reporting as of September 29, 2018, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission "(2013 framework)" (the COSO criteria). In our opinion, Berry Global Group, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of September 29, 2018, based on the COSO criteria.

As indicated in the accompanying Management's Report on Internal Controls over Financial Reporting, management's assessment and conclusion of the effectiveness of internal control over financial reporting did not include the internal controls of Clopay Plastic Products Company, Inc. and Laddawn, Inc., which are included in the 2018 consolidated financial statements of the Company and constituted 8% and 6% of total and net assets, respectively, as of September 29, 2018 and 4% and 2% of net sales and net income, respectively, for the year then ended.  Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Clopay and Laddawn.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (the "PCAOB"), the consolidated balance sheets of Berry Global Group, Inc. as of September 29, 2018 and September 30, 2017, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended September 29, 2018, and the related notes and our report dated November 16, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the U.S. Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Indianapolis, Indiana
November 16, 2018

Berry Global Group, Inc.
Consolidated Statements of Income
(in millions of dollars)

	Fiscal years ended
	September 29, 2018	September 30, 2017	October 1, 2016
Net sales	$7,869	$7,095	$6,489
Costs and expenses:
Cost of goods sold	6,438	5,691	5,202
Selling, general and administrative	480	494	531
Amortization of intangibles	154	154	143
Restructuring and impairment charges	36	24	32
Operating income	761	732	581

Other expense (income), net	25	14	(18)
Interest expense, net	259	269	291
Income before income taxes	477	449	308
Income tax (benefit) expense	(19)	109	72
Net income	$496	$340	$236
Net income per share:
Basic (see Note 14)	$3.77	$2.66	$1.95
Diluted (see Note 14)	$3.67	$2.56	$1.89

Berry Global Group, Inc.
Consolidated Statements of Comprehensive Income
(in millions of dollars)

	Fiscal years ended
	September 29, 2018	September 30, 2017	October 1, 2016
Net income	$496	$340	$236
Currency translation	(127)	34	(1)
Pension and postretirement benefits	3	38	(23)
Interest rate hedges	49	28	(14)
Provision for income taxes	(13)	(20)	9
Other comprehensive (loss) income, net of tax	(88)	80	(29)
Comprehensive income	$408	$420	$207

See notes to consolidated financial statements.

Berry Global Group, Inc.
Consolidated Balance Sheets
(in millions of dollars)

	September 29, 2018	September 30, 2017
Assets
Current assets:
Cash and cash equivalents	$381	$306
Accounts receivable, net	941	847
Inventories	887	762
Prepaid expenses and other current assets	76	89
Total current assets	2,285	2,004
Property, plant and equipment, net	2,488	2,366
Goodwill and intangible assets, net	4,284	4,061
Other assets	74	45
Total assets	$9,131	$8,476

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$783	$638
Accrued expenses and other current liabilities	416	463
Current portion of long-term debt	38	33
Total current liabilities	1,237	1,134
Long-term debt, less current portion	5,806	5,608
Deferred income taxes	365	419
Other long-term liabilities	289	300
Total liabilities	7,697	7,461
Commitments and contingencies

Stockholders' equity:
Common stock (131.4 and 130.9 shares issued, respectively)	1	1
Additional paid-in capital	867	823
Non-controlling interest	3	3
Retained earnings	719	256
Accumulated other comprehensive loss	(156)	(68)
Total stockholders' equity	1,434	1,015
Total liabilities and stockholders' equity	$9,131	$8,476

See notes to consolidated financial statements.

Berry Global Group, Inc.
Consolidated Statements of Changes in Stockholders' Equity
(in millions of dollars)

	Common Stock	Additional Paid-in Capital	Non-Controlling Interest	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)	Total
Balance at September 26, 2015	$1	$406	$3	$(119)	$(356)	$(65)
Share-based compensation expense	—	20	—	—	—	20
Cumulative effect of excess tax benefit from the adoption of ASU 2016-09	—	—	—	—	36	36
Proceeds from issuance of common stock	—	26	—	—	—	26
Interest rate hedge, net of tax	—	—	—	(9)	—	(9)
Net income attributable to the Company	—	—	—	—	236	236
Currency translation	—	—	—	(1)	—	(1)
Defined benefit pension and retiree health benefit plans, net of tax	—	—	—	(19)	—	(19)
Other equity	—	(3)	—	—	—	(3)
Balance at October 1, 2016	$1	$449	$3	$(148)	$(84)	$221
Share-based compensation expense	—	20	—	—	—	20
Proceeds from issuance of common stock	—	31	—	—	—	31
Interest rate hedge, net of tax	—	—	—	18	—	18
Net income attributable to the Company	—	—	—	—	340	340
Currency translation	—	—	—	34	—	34
Defined benefit pension and retiree health benefit plans, net of tax	—	—	—	28	—	28
Equity issuance, net (see Note 2)	—	323	—	—	—	323
Balance at September 30, 2017	$1	$823	$3	$(68)	$256	$1,015
Share-based compensation expense	—	23	—	—	—	23
Proceeds from issuance of common stock	—	23	—	—	—	23
Common stock repurchased and retired	—	(2)	—	—	(33)	(35)
Interest rate hedge, net of tax	—	—	—	36	—	36
Net income attributable to the Company	—	—	—	—	496	496
Currency translation	—	—	—	(127)	—	(127)
Defined benefit pension and retiree health benefit plans, net of tax	—	—	—	3	—	3
Balance at September 29, 2018	$1	$867	$3	$(156)	$719	$1,434

See notes to consolidated financial statements.

Berry Global Group, Inc.
   Consolidated Statements of Cash Flows
(in millions of dollars)

	Fiscal years ended
	September 29, 2018	September 30, 2017	October 1, 2016
Cash Flows from Operating Activities:
Net income	$496	$340	$236

Adjustments to reconcile net cash from operating activities:
Depreciation	384	367	382
Amortization of intangibles	154	154	143
Non-cash interest expense	4	9	9
Share-based compensation expense	23	20	20
Deferred income tax	(86)	5	31
Settlement of interest rate hedge	30	—	—
Other non-cash operating activities, net	16	25	(9)
Changes in operating assets and liabilities:			—
Accounts receivable, net	(53)	(41)	(34)
Inventories	(79)	10	9
Prepaid expenses and other assets	18	27	21
Accounts payable and other liabilities	97	59	49
Net cash from operating activities	1,004	975	857

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(336)	(269)	(288)
Proceeds from sale of assets	3	6	5
Acquisition of business, net	(702)	(515)	(2,283)
Other investing activities, net	—	4	(13)
Net cash from investing activities	(1,035)	(774)	(2,579)

Cash Flows from Financing Activities:
Proceeds from long-term borrowings	498	495	2,490
Repayment of long-term borrowings	(335)	(636)	(524)
Proceeds from issuance of common stock	23	31	26
Repurchase of common stock	(33)	—	—
Payment of tax receivable agreement	(37)	(111)	(57)
Debt financing costs	(3)	(5)	(40)
Purchase of non-controlling interest	—	—	(78)
Net cash from financing activities	113	(226)	1,817
Effect of currency translation on cash	(7)	8	—
Net change in cash and cash equivalents	75	(17)	95
Cash and cash equivalents at beginning of period	306	323	228
Cash and cash equivalents at end of period	$381	$306	$323

See notes to consolidated financial statements.

Berry Global Group, Inc.
Notes to Consolidated Financial Statements
(in millions of dollars, except as otherwise noted)

1.  Basis of Presentation and Summary of Significant Accounting Policies

Background

Berry Global Group, Inc. ("Berry," "we," or the "Company") is a leading global supplier of a broad range of innovative non-woven, flexible, and rigid products used every day within consumer and industrial end markets.

Basis of Presentation

Periods presented in these financial statements include fiscal periods ending September 29, 2018 ("fiscal 2018"), September 30, 2017 ("fiscal 2017"), and October 1, 2016 ("fiscal 2016").  The Company has recast certain prior period amounts to conform to current reporting.  The Company's customers are located principally throughout the U.S., without significant concentration with any one customer.  The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral.  Fiscal 2018 and fiscal 2017 were fifty-two week periods, and fiscal 2016 was a fifty-three week period.  The Company has evaluated subsequent events through the date the financial statements were issued.

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

Purchases of Raw Materials and Concentration of Risk

The Company's most significant raw material used in the production of its products is plastic resin.  The largest supplier of the Company's total resin material requirements represented approximately 16% of purchases in fiscal 2018.  The Company uses a variety of suppliers to meet its resin requirements.

Research and Development

Research and development costs are expensed when incurred.  The Company incurred research and development expenditures of $45 million, $45 million, and $48 million in fiscal 2018, 2017, and 2016, respectively.

Share-Based Compensation

The Company utilizes the Black-Scholes option valuation model for estimating the fair value of stock options and amortizes the estimated fair value on a straight-line basis over the requisite service period.  The share-based compensation plan is more fully described in Note 12.

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

	2018	2017	2016
Allowance for doubtful accounts, beginning	$13	$8	$3
Acquisition allowance for doubtful accounts	2	5	6
Bad debt expense	1	1	1
Write-offs against allowance	(3)	(1)	(2)
Allowance for doubtful accounts, ending	$13	$13	$8

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

There were no amounts outstanding from financial institutions related to U.S. based programs at September 29, 2018 or September 30, 2017.  Gross amounts factored under these U.S. based programs at September 29, 2018 and September 30, 2017 were $162 million and $129 million, respectively.  The fees associated with transfer of receivables for all programs were not material for any of the periods presented.

Inventories

Inventories are stated at the lower of cost or market and are valued using the first-in, first-out method.  Management periodically reviews inventory balances, using recent and future expected sales to identify slow-moving and/or obsolete items. The cost of spare parts is charged to cost of goods sold when purchased.  We evaluate our reserve for inventory obsolescence on a quarterly basis and review inventory on-hand to determine future salability.  We base our determinations on the age of the inventory and the experience of our personnel.  We reserve inventory that we deem to be not salable in the quarter in which we make the determination.  We believe, based on past history and our policies and procedures, that our net inventory is salable.  Inventory as of fiscal 2018 and 2017 was:

Inventories:	2018	2017
Finished goods	$503	$428
Raw materials	384	334
	$887	$762

Property, Plant and Equipment

Property, plant and equipment are stated at cost.  Depreciation is computed primarily by the straight-line method over the estimated useful lives of the assets ranging from 15 to 40 years for buildings and improvements, 2 to 20 years for machinery, equipment, and tooling, and over the term of the agreement for capital leases.  Leasehold improvements are depreciated over the shorter of the useful life of the improvement or the lease term.  Repairs and maintenance costs are charged to expense as incurred.  The Company capitalized interest of $9 million, $7 million, and $6 million in fiscal 2018, 2017, and 2016, respectively.  Property, plant and equipment as of fiscal 2018 and 2017 was:

Property, plant and equipment:	2018	2017
Land, buildings and improvements	$875	$792
Equipment and construction in progress	4,242	3,895
	5,117	4,687
Less accumulated depreciation	(2,629)	(2,321)
	$2,488	$2,366

Long-lived Assets

Long-lived assets, including property, plant and equipment and definite lived intangible assets are reviewed for impairment in accordance with ASC 360, "Property, Plant and Equipment," whenever facts and circumstances indicate that the carrying amount may not be recoverable.  Specifically, this process involves comparing an asset's carrying value to the estimated undiscounted future cash flows the asset is expected to generate over its remaining life.  If this process were to result in the conclusion that the carrying value of a long-lived asset would not be recoverable, a write-down of the asset to fair value would be recorded through a charge to operations.  Fair value is determined based upon discounted cash flows or appraisals as appropriate.  Long-lived assets that are held for sale are reported at the lower of the assets' carrying amount or fair value less costs related to the assets' disposition.  We recorded impairment charges totaling $2 million and $3 million to property, plant and equipment assets to their net realizable valuables in connection with facility shutdowns during fiscal years 2017 and 2016, respectively.  Impairment charges are recorded in Other expense (income), net in the Consolidated Statements of Income.  There were no impairments in fiscal 2018.

Goodwill

The Company follows the principles provided by ASC 350, "Intangibles - Goodwill and Other."  Goodwill is not amortized but rather reviewed annually for impairment.  The Company performed its annual impairment evaluation on the first day of the fourth fiscal quarter.  For purposes of conducting our annual goodwill impairment test, the Company determined that we have seven reporting units, Health, Hygiene & Specialties ("HHS") – North America ("NA"), HHS – South America ("SA"), HHS – Europe ("EU"), HHS – Asia ("AS"), Consumer Packaging, Engineered Materials, and Tapes.  We determined that each of the components within our respective reporting units should be aggregated for our Consumer Packaging, Engineered Materials and Tapes reporting units.  We reached this conclusion because within each of these three reporting units, we have similar products, management oversight, production processes, markets served, and/or common geographic region which allow us to share resources across the product lines.  We regularly re-align our production equipment and manufacturing facilities in order to take advantage of cost savings opportunities, obtain synergies and create manufacturing efficiencies.  In addition, we utilize our research and development centers, design center, tool shops, and graphics center which all provide benefits to each of the reporting units and work on new products that can benefit multiple product lines.  We also believe that the goodwill is recoverable from the overall operations of the unit given our synergies from leveraging the combined resources, common raw materials, common research and development, similar margins and similar distribution methodologies.  In our HHS segment, we operate in four geographical regions where our management teams for each geography oversee the operations and allocate the resources across the entire region.  In fiscal year 2018, the Company applied the qualitative assessment and concluded that it was more likely than not that the fair value of each reporting unit exceeded the carrying amount except for the HHS-SA reporting unit due to continued macroeconomic pressures in South America.  The Company completed step one in fiscal 2018, which concluded the fair value of the HHS-SA reporting unit exceeded its carrying value by 11% and thus no impairment was recorded.  However, future declines in valuation market multiples, sustained lower earnings, or macroeconomic challenges could impact future impairment tests.  In fiscal year 2017, the Company applied the qualitative assessment and concluded that it was more likely than not that the fair value of each reporting unit exceeded the carrying amount except for the HHS-SA and HHS-AS reporting units due to prior year quantitative tests performed and macroeconomic pressures in South America.  The Company completed step one in fiscal 2017, which concluded the fair value of the HHS-SA and HHS-AS reporting units exceeded their carrying value by 9% and 49%, respectively, and thus no impairment was recorded.  In fiscal year 2016, due to the segment realignment, the Company opted to perform a step one quantitative evaluation in accordance with ASC 350 to establish a baseline for the fair value of each reporting unit.  The Company utilizes a combination of the discounted cash flow analysis and comparable company valuation methods to determine the fair values of its reporting units in accordance with ASC 820.  The Company determined that the fair value of each reporting unit exceeded its carrying amount.  The Company has recognized cumulative goodwill impairment charges of $165 million, which occurred in fiscal 2011.

The changes in the carrying amount of goodwill by reportable segment are as follows:
	Consumer Packaging	Health, Hygiene & Specialties	Engineered Materials	Total
Balance as of fiscal 2016	$1,520	$801	$85	$2,406
Segment re-alignment	(110)	7	103	—
Foreign currency translation adjustment	1	11	(1)	11
Acquisitions, net	—	—	358	358
Balance as of fiscal 2017	$1,411	$819	$545	$2,775
Foreign currency translation adjustment	(2)	(26)	1	(27)
Acquisitions, net	—	109	87	196
Balance as of fiscal 2018	$1,409	$902	$633	$2,944

Deferred Financing Fees

Deferred financing fees are amortized to interest expense using the effective interest method over the lives of the respective debt agreements.  Pursuant to ASC 835-30 the Company presents $43 million of debt issuance and deferred financing costs on the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge.

Intangible Assets

Customer relationships are being amortized using an accelerated amortization method which corresponds with the customer attrition rates used in the initial valuation of the intangibles over the estimated life of the relationships which range from 5 to 15 years. Definite lived trademarks are being amortized using the straight-line method over the estimated life of the asset which is not more than 15 years.  Other intangibles, which include technology and licenses, are being amortized using the straight-line method over the estimated life of the asset which ranges from 5 to 14 years.  The Company evaluates the remaining useful life of intangible assets on a periodic basis to determine whether events and circumstances warrant a revision to the remaining useful life.  Certain trademarks that are expected to remain in use, which are indefinite lived intangible assets, are required to be reviewed for impairment annually.  The Company has trademarks that total approximately $248 million that are indefinite lived and we test annually for impairment on the first day of the fourth quarter.  We completed the annual impairment test of our indefinite lived trade names utilizing the relief from royalty method and noted no impairment in fiscal 2018, 2017 and 2016.

	Customer Relationships	Trademarks	Other Intangibles	Accumulated Amortization	Total
Balance as of fiscal 2016	$1,690	$326	$182	$(998)	$1,200
Adjustment for income taxes	—	1	—	—	1
Foreign currency translation adjustment	6	(1)	1	(3)	3
Amortization expense	—	—	—	(154)	(154)
Acquisition intangibles	226	9	1	—	236
Balance as of fiscal 2017	$1,922	$335	$184	$(1,155)	$1,286

Foreign currency translation adjustment	(17)	(1)	(2)	8	(12)
Amortization expense	—	—	—	(154)	(154)
Acquisition intangibles	177	9	34	—	220
Netting of fully amortized intangibles	(200)	(50)	(31)	281	—
Balance as of fiscal 2018	$1,882	$293	$185	$(1,020)	$1,340

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

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income and other comprehensive income (loss).  Other comprehensive losses include net unrealized gains or losses resulting from currency translations of foreign subsidiaries, changes in the value of our derivative instruments and adjustments to the pension liability.

The accumulated balances related to each component of other comprehensive income (loss) were as follows:

	Currency Translation	Defined Benefit Pension and Retiree Health Benefit Plans	Interest Rate Swaps	Accumulated Other Comprehensive Loss
Balance as of fiscal 2015	$(81)	$(25)	$(13)	$(119)
Other comprehensive loss	(1)	(25)	(30)	(56)
Net amount reclassified from accumulated other comprehensive income (loss)	—	2	16	18
Provision for income taxes	—	4	5	9
Balance as of fiscal 2016	$(82)	$(44)	$(22)	$(148)
Other comprehensive income	34	25	7	66
Net amount reclassified from accumulated other comprehensive income (loss)	—	13	21	34
Provision for income taxes	—	(10)	(10)	(20)
Balance as of fiscal 2017	$(48)	$(16)	$(4)	$(68)
Other comprehensive income (loss)	(127)	9	46	(72)
Net amount reclassified from accumulated other comprehensive income (loss) (a)	—	(6)	3	(3)
Provision for income taxes	—	—	(13)	(13)
Balance as of fiscal 2018	$(175)	$(13)	$32	$(156)

(a) See Note 4 for further discussion on amounts reclassified out of accumulated other comprehensive income (loss) related to interest rate swaps and Note 9 for amounts reclassified related to pensions.

Accrued Rebates

The Company offers various rebates to customers based on purchases.  These rebate programs are individually negotiated with customers and contain a variety of different terms and conditions.  Certain rebates are calculated as flat percentages of purchases, while others included tiered volume incentives.  These rebates may be payable monthly, quarterly, or annually.  The calculation of the accrued rebate balance involves management estimates, especially where the terms of the rebate involve tiered volume levels that require estimates of expected annual sales.  These provisions are based on estimates derived from current program requirements and historical experience.  The accrual for customer rebates was $58 million and $58 million at the end of fiscal 2018 and 2017, respectively and is included in Accrued expenses and other current liabilities.

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

The Company conducted an evaluation of contracts with key customers and the provisions under the five-step model specified by the new standard. The majority of the Company's revenue transactions consist of a single performance obligation to transfer promised goods for which revenue will be recorded consistently under both existing GAAP and the new standard. The Company evaluated whether the adoption may require acceleration of revenue for products produced by the Company without an alternative use and when the Company would have a legally enforceable right of payment. Based on the Company's contract reviews, relevant laws, operational interviews, and other procedures, the Company concluded that the acceleration of revenue is required on a small number of contracts, the effects of which are not material. Accordingly, the new standard does not have a material effect on the Company's financial statements. However, adoption of the new standard will result in expanded revenue disclosures beginning in fiscal 2019. The Company plans to adopt the new standard which will be effective for the Company beginning in fiscal 2019 using the modified retrospective approach.

Leases

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements.  Under the new standard, the lessee of an operating lease will be required to do the following: 1) recognize a right-of-use asset and a lease liability in the statement of financial position, 2) recognize a single lease cost allocated over the lease term generally on a straight-line basis, and 3) classify all cash payments within operating activities on the statement of cash flows.  Companies may adopt this standard using a modified retrospective approach or by applying a prospective approach with a cumulative-effect adjustment in the opening balance of retained earnings in the period of adoption.  Amendments in this standard are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  The Company is currently evaluating the impact of this standard, which will not be effective for the Company until fiscal 2020.

Retirement Benefits

In March 2017, the FASB issued ASU 2017-07, Compensation – Retirement Benefits (Topic 715), Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires employers to report the service cost component in the same line item as other compensation costs arising from services rendered by the pertinent employees during the period.  The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations.  If a separate line item is not used to present the other components of net benefit cost, then the line item used in the income statement to present the other components of net benefit cost must be disclosed.  The new standard is effective for interim and annual periods beginning after December 15, 2017 and should be applied on a retrospective basis.  Early adoption is permitted.  The Company does not expect the adoption of this standard to have a material impact on our disclosures.

Hedges

In August 2017, the FASB issued ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities in order to more closely align the results of hedge accounting with risk management activities through changes to the designation and measurement standard.  The new standard is effective for interim and annual periods beginning after December 15, 2018.  The effect of adoption should be reflected on all active hedges as of the beginning of the fiscal year of adoption.  Early adoption is permitted.  The Company has chosen to early adopt this standard for fiscal 2018, and did not experience a material impact on any of its active hedges.

Fair Value

In August 2018, the FASB issued ASU 2018-13, Changes to the Disclosure Requirements for Fair Value Measurement. The new standard modifies disclosure requirements including removing requirements to disclose the valuation process for Level 3 measurements and adding requirements to disclose the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements and the range and weighted average of significant unobservable inputs used to develop Level 3 measurements.  The new standard is effective for interim and annual periods beginning after December 15, 2019.  The Company is currently evaluating the impact of the adoption of this standard to our disclosures.

Defined Benefit Plans

In August 2018, the FASB issued ASU 2018-14, Changes to the Disclosure Requirements for Defined Benefit Plans.  The new standard removes requirements to disclose the amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost over the next fiscal year and the effects of a one-percentage-point changes in assumed health care cost trend rates.  The standard also adds requirements to disclose the reasons for significant gains and losses related to changes in the benefit obligations for the period and the accumulated benefit obligation (ABO) for plans with ABOs in excess of plan assets.  The new standard will be effective for fiscal years ending after December 15, 2020.  The Company is currently evaluating the impact of the adoption of this standard to our disclosures.

2.  Acquisitions

Laddawn, Inc.

In August 2018, the Company acquired Laddawn, Inc. ("Laddawn") for a purchase price of $242 million, which is preliminary and subject to adjustment.  Laddawn is a custom bag and film manufacturer with a unique-to-industry e-commerce sales platform.  The acquired business is operated in our Engineered Materials segment.  To finance the purchase, the Company used existing liquidity.  The acquisition has been accounted for under the purchase method of accounting and accordingly, the purchase price has been allocated to the identifiable assets and liabilities based on preliminary estimates of fair value at the acquisition date.  The results of Laddawn have been included in the consolidated results of the Company since the date of the acquisition.  The Company has not finalized the allocation of the purchase price to the fair value of the assets acquired and liabilities assumed.  The assets acquired and liabilities assumed consisted of working capital of $26 million, property and equipment of $39 million, intangible assets of $95 million, and goodwill of $82 million.  The Company has recognized goodwill on this transaction primarily as a result of expected cost synergies, and expects goodwill to be deductible for tax purposes.

Clopay Plastic Products Company, Inc.

In February 2018, the Company acquired Clopay Plastic Products Company, Inc. ("Clopay") for a purchase price of $475 million, which is preliminary and subject to adjustment.  Clopay is an innovator in the development of printed breathable films, elastic films, and laminates with product offerings uniquely designed for applications used in a number of markets including: hygiene, healthcare, construction and industrial protective apparel.  The acquired business is operated within our Health, Hygiene & Specialties segment.  To finance the purchase, the Company issued $500 million aggregate principal amount of 4.5% second priority notes through a private placement offering.

The acquisition has been accounted for under the purchase method of accounting, and accordingly, the purchase price has been allocated to the identifiable assets and liabilities based on preliminary fair values at the acquisition date.  The results of Clopay have been included in the consolidated results of the Company since the date of the acquisition.  The Company has not finalized the allocation of the purchase price to the fair value of deferred taxes (including the assessment of uncertain tax positions), fixed assets, and certain working capital accounts.  The Company has recognized goodwill on this transaction primarily as a result of expected cost synergies, and expects goodwill to be deductible for tax purposes.  The following table summarizes the preliminary purchase price allocation and estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition:

Working capital (a)	$70
Property and equipment	164
Intangible assets	125
Goodwill	110
Other assets and long-term liabilities	6
(a) Includes a $3 million step up of inventory to fair value

Adchem Corp

In June 2017, the Company acquired Adchem Corp's ("Adchem") tapes business for a purchase price of $49 million.  Adchem is a leader in the development of high performance adhesive tape systems for the automotive, construction, electronics, graphic arts, medical and general tape markets.  The acquired business is operated in our Engineered Materials segment.  To finance the purchase, the Company used existing liquidity.  The acquisition has been accounted for under the purchase method of accounting and accordingly, the purchase price has been allocated to the identifiable assets and liabilities based on fair value estimates as of the acquisition date.  The assets and assumed liabilities consisted of working capital of $10 million, property and equipment of $2 million, intangible assets of $22 million, and goodwill of $15 million.  The Company has recognized goodwill on this transaction primarily as a result of expected cost synergies, and expects goodwill to be deductible for tax purposes.

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

When including AEP results for periods prior to the acquisition date, unaudited pro forma net sales were $7.4 billion and $7.6 billion for fiscal 2017 and fiscal 2016, respectively.  Unaudited pro forma net income was $338 million and $250 million for fiscal 2017 and fiscal 2016, respectively.  The unaudited pro forma net sales and net income assume that the acquisition had occurred as of the beginning of the period.

The unaudited pro forma information presented above is for informational purposes only and is not necessarily indicative of the operating results that would have occurred had the AEP acquisition been consummated at the beginning of the period, nor is it necessarily indicative of future operating results.  Further, the information reflects only pro forma adjustments for additional interest expense, depreciation, and amortization, net of the applicable income tax effects.

3.  Long-Term Debt

Long-term debt consists of the following:

	Maturity Date	September 29, 2018	September 30, 2017
Term loan	February 2020	$800	$1,000
Term loan	January 2021	814	814
Term loan	October 2022	1,545	1,645
Term loan	January 2024	493	498
Revolving line of credit	May 2020	—	—
5 1/2% Second Priority Senior Secured Notes	May 2022	500	500
6% Second Priority Senior Secured Notes	October 2022	400	400
5 1/8% Second Priority Senior Secured Notes	July 2023	700	700
4 1/2% Second Priority Senior Secured Notes	February 2026	500	—
Debt discounts and deferred fees		(43)	(48)
Capital leases and other	Various	135	132
Total long-term debt		5,844	5,641
Current portion of long-term debt		(38)	(33)
Long-term debt, less current portion		$5,806	$5,608

Fiscal 2018 Activity

In January 2018, the Company issued $500 million aggregate principal amount of 4.50% second priority senior secured notes due 2026.  Interest on these notes is due semiannually in February and August.  The Company recognized $4 million of debt discount related to this offering.  The net proceeds were used to fund the Clopay acquisition.

Berry Global, Inc. Senior Secured Credit Facility

Our wholly owned subsidiary Berry Global, Inc.'s senior secured credit facilities consist of $3.7 billion of term loans and a $750 million asset-based revolving line of credit.  The availability under the revolving line of credit is the lesser of $750 million or based on a defined borrowing base which is calculated based on available accounts receivable and inventory.

Based on market conditions, from time to time, the Company may reprice existing term loans in order to lower interest rates.  As a result of repricing activities, the term loans with a maturity date of February 2020 and January 2021 bear interest at LIBOR plus 1.75%.  The term loans with a maturity date of October 2022 and January 2024 bear interest at LIBOR plus 2.00%. Related to these repricings, the Company recorded a loss on debt extinguishment of $2 million, $10 million, and $4 million in fiscal 2018, 2017, and 2016, respectively, in Other expense (income), net in the Consolidated Statements of Income.

The term loan facility requires minimum quarterly principal payments, with the remaining amount payable upon maturity.  The Company may voluntarily repay outstanding loans under the senior secured credit facilities at any time without premium or penalty, other than customary "breakage" costs with respect to eurodollar loans.  All obligations under the senior secured credit facilities are unconditionally guaranteed by the Company and, subject to certain exceptions, each of the Company's existing and future direct and indirect domestic subsidiaries.  The guarantees of those obligations are secured by substantially all of the Company's assets as well as those of each domestic subsidiary guarantor.  During fiscal 2018, the Company made $335 million of repayments on long-term borrowings using existing liquidity.

Despite not having financial maintenance covenants, our debt agreements contain certain negative covenants.  We are in compliance will all covenants as of September 29, 2018.  The failure to comply with these negative covenants could restrict our ability to incur additional indebtedness, effect acquisitions, enter into certain significant business combinations, make distributions or redeem indebtedness.

Future maturities of long-term debt as of fiscal year end 2018 are as follows:

Fiscal Year	Maturities
2019	$38
2020	837
2021	842
2022	27
2023	2,458
Thereafter	1,685
$5,887

Interest paid was $253 million, $288 million, and $276 million in fiscal 2018, 2017, and 2016, respectively.

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

Cross-Currency Swaps

In November 2017, the Company entered into certain cross-currency swap agreements with a notional amount of 250 million euro to effectively convert a portion of our fixed-rate U.S. dollar denominated term loans, including the monthly interest payments, to fixed-rate euro denominated debt.  The swap agreements mature in May 2022.  The risk management objective is to manage foreign currency risk relating to net investments in certain European subsidiaries denominated in foreign currencies and reduce the variability in the functional currency cash flows of a portion of the Company's term loans.  Changes in fair value of the derivative instruments are recognized in a component of Accumulated other comprehensive loss, to offset the changes in the values of the net investments being hedged.

Interest Rate Swaps

The primary purpose of the Company's interest rate swap activities is to manage interest expense variability associated with our outstanding variable rate term loan debt.  When valuing interest rate swaps the Company utilizes Level 2 inputs (substantially observable).

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

As of fiscal 2018, the Company effectively had (i) a $450 million interest rate swap transaction that swaps a one-month variable LIBOR contract for a fixed annual rate of 2.000% with an effective date in May 2017 and expiration in May 2022 and (ii) a $1 billion interest rate swap transaction that swaps a one-month variable LIBOR contract for a fixed annual rate of 2.808% with an effective date in June 2018 and expiration in September 2021.

The Company records the fair value positions of all derivative financial instruments on a net basis by counterparty for which a master netting arrangement is utilized. Balances on a gross basis are as follows;

Derivatives Instruments	Hedge Designation	Balance Sheet Location	2018	2017
Cross-currency swaps	Designated	Other long-term liabilities	$11	$—
Interest rate swaps	Designated	Other assets	16	1
Interest rate swaps	Not designated	Other assets	—	13
Interest rate swaps	Designated	Other long-term liabilities	—	15
Interest rate swaps	Not designated	Other long-term liabilities	1	13

The effect of the Company's derivative instruments on the Consolidated Statements of Income is as follows:

		Fiscal years ended
Derivatives instruments	Statement of Income Location	September 29, 2018	September 30, 2017	October 1, 2016
Cross-currency swaps	Interest expense, net	$(5)	$—	$—
Foreign currency swaps	Other (income) expense	—	(2)	13
Interest rate swaps	Interest expense, net	$(1)	$24	$16

The amortization related to unrealized losses in Accumulated other comprehensive loss is expected to be $11 million in the next 12 months.  The Company's financial instruments consist primarily of cash and cash equivalents, long-term debt, interest rate swap agreements and capital lease obligations.  The fair value of our long-term indebtedness exceeded book value by $5 million as of fiscal 2018, and $81 million as of fiscal 2017.  The Company's long-term debt fair values were determined using Level 2 inputs as other significant observable inputs were not available.

Non-recurring Fair Value Measurements

The Company has certain assets that are measured at fair value on a non-recurring basis when impairment indicators are present or when the Company completes an acquisition.  See Note 2 for discussion of our acquisitions and the non-recurring fair value measurement considerations that were utilized in the purchase price allocation.  The Company adjusts certain long-lived assets to fair value only when the carrying values exceed the fair values. The categorization of the framework used to value the assets is considered Level 3, due to the subjective nature of the unobservable inputs used to determine the fair value.  These assets that are subject to our annual impairment analysis primarily include our definite lived and indefinite lived intangible assets, including Goodwill and our property, plant and equipment.  The Company reviews Goodwill and other indefinite lived assets for impairment as of the first day of the fourth fiscal quarter each year, and more frequently if impairment indicators exist.  The Company determined Goodwill and other indefinite lived assets were not impaired in our annual fiscal 2018, 2017, and 2016 assessments.

Included in the following tables are the major categories of assets and their current carrying values that were measured at fair value on a non-recurring basis in the current year, along with the impairment loss recognized on the fair value measurement for the fiscal years then ended:

	As of the end of fiscal 2018
	Level 1	Level 2	Level 3	Total	Impairment
Indefinite-lived trademarks	$—	$—	$248	$248	$—
Goodwill	—	—	2,944	2,944	—
Definite lived intangible assets	—	—	1,092	1,092	—
Property, plant and equipment	—	—	2,488	2,488	—
Total	$—	$—	$6,772	$6,772	$—

	As of the end of fiscal 2017
	Level 1	Level 2	Level 3	Total	Impairment
Indefinite-lived trademarks	$—	$—	$248	$248	$—
Goodwill	—	—	2,775	2,775	—
Definite lived intangible assets	—	—	1,038	1,038	—
Property, plant and equipment	—	—	2,366	2,366	2
Total	$—	$—	$6,427	$6,427	$2

	As of the end of fiscal 2016
	Level 1	Level 2	Level 3	Total	Impairment
Indefinite-lived trademarks	$—	$—	$248	$248	$—
Goodwill	—	—	2,406	2,406	—
Definite lived intangible assets	—	—	952	952	—
Property, plant and equipment	—	—	2,224	2,224	3
Total	$—	$—	$5,830	$5,830	$3

Valuation of Goodwill and Indefinite Lived Intangible Assets

ASC Topic 350 requires the Company to test goodwill for impairment at least annually.  The Company conducted the impairment test on the first day of the fourth fiscal quarter, unless indications of impairment exist during an interim period.  When assessing its goodwill for impairment, the Company utilizes a comparable company market approach weighted equally with a discounted cash flow analysis to determine the fair value of their reporting units and corroborate the fair values.  The Company utilizes a relief from royalty method to value their indefinite lived trademarks and uses the forecasts that are consistent with those used in the reporting unit analysis (Note 1).

Valuation of Property, Plant and Equipment and Definite Lived Intangible Assets

The Company periodically realigns their manufacturing operations which results in facilities being closed and shut down and equipment transferred to other facilities or equipment being scrapped or sold.  The Company utilizes appraised values to corroborate the fair value of the facilities and has utilized a scrap value based on prior facility shut downs to estimate the fair value of the equipment, which has approximated the actual value that was received.  When impairment indicators exist, the Company will also perform an undiscounted cash flow analysis to determine the recoverability of the Company's long-lived assets.  The Company incurred impairment charges of $2 million and $3 million related to property, plant and equipment in fiscal years 2017 and 2016, respectively.  The Company did not incur an impairment charge on definite lived intangible assets in fiscal 2018, 2017, or 2016.

5.  Goodwill and Intangible Assets

The following table sets forth the gross carrying amount and accumulated amortization of the Company's goodwill and intangible assets as of the fiscal year end:

	2018	2017	Amortization Period
Goodwill	$2,944	$2,775	Indefinite lived

Customer relationships	1,882	1,922	5 – 15 years
Trademarks (indefinite lived)	248	248	Indefinite lived
Trademarks (definite lived)	45	87	Not more than 15 years
Other intangibles	185	184	5 – 14 years
Accumulated amortization	(1,020)	(1,155)
Intangible assets, net	1,340	1,286
Total goodwill and intangible assets, net	$4,284	$4,061

Future amortization expense for definite lived intangibles as of fiscal 2018 for the next five fiscal years is $157 million, $145 million, $133 million, $121 million, and $110 million each year for fiscal years ending 2019, 2020, 2021, 2022, and 2023, respectively.

6.  Lease and Other Commitments and Contingencies

The Company leases certain property, plant and equipment under long-term lease agreements.  Property, plant, and equipment under capital leases are reflected on the Company's balance sheet in property and equipment.  The Company entered into new capital lease obligations totaling $31 million, $5 million, and $51 million during fiscal 2018, 2017, and 2016, respectively, with various lease expiration dates through 2027.  The Company records amortization of capital leases in Cost of goods sold in the Consolidated Statement of Income.  Assets under operating leases are not recorded on the Company's balance sheet.  Operating leases expire at various dates in the future with certain leases containing renewal options.  The Company had minimum lease payments or contingent rentals of $29 million and $27 million and asset retirement obligations of $10 million and $9 million as of fiscal 2018 and 2017, respectively. Total rental expense from operating leases was $72 million, $67 million, and $60 million in fiscal 2018, 2017, and 2016, respectively.

Future minimum lease payments for capital leases and non-cancellable operating leases with initial terms in excess of one year as of fiscal year end 2018 are as follows:

	Capital Leases	Operating Leases
2019	$37	$67
2020	32	56
2021	27	51
2022	24	44
2023	10	37
Thereafter	19	165
	149	$420
Less: amount representing interest	(14)
Present value of net minimum lease payments	$135

The Company has entered into a series of sale-leaseback transactions, pursuant to which it sold certain facilities and is leasing these facilities back. The Company has a total deferred gain on these sale-leaseback transactions of $21 million at the end of fiscal 2018, and is amortizing this over the respective lease of the facility.

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

Collective Bargaining Agreements

At the end of fiscal 2018, we employed approximately 24,000 employees, and approximately 18% of those employees are covered by collective bargaining agreements.  The majority of these agreements are due for renegotiation in fiscal 2019.  Our relations with employees under collective bargaining agreements remain satisfactory and there have been no significant work stoppages or other labor disputes during the past three years.

7.  Accrued Expenses, Other Current Liabilities and Other Long-Term Liabilities

The following table sets forth the totals included in Accrued expenses and other current liabilities as of fiscal year end.

	2018	2017
Employee compensation, payroll, and other	$113	$147
Accrued taxes	72	90
Rebates	58	58
Interest	49	36
Tax receivable agreement obligation	16	35
Restructuring	13	19
Other	95	78
	$416	$463

The following table sets forth the totals included in Other long-term liabilities as of fiscal year end.

	2018	2017
Lease retirement obligation	$39	$37
Uncertain tax positions	74	59
Pension liability	45	56
Deferred purchase price	40	46
Tax receivable agreement obligation	23	34
Sale-lease back deferred gain	21	24
Transition tax	18	—
Derivative instruments	12	27
Other	17	17
	$289	$300

8.  Income Taxes

The Company is being taxed at the U.S. corporate level as a C-Corporation and has provided U.S. Federal, State and foreign income taxes.

In December 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"). The Tax Act significantly revises the future ongoing U.S. corporate income tax by, among other things, lowering U.S. corporate income tax rates.  As the Company has a September fiscal year-end, the lower corporate income tax rate will be phased in during fiscal 2018 and will be 21% in subsequent years.  Partially offsetting the lower corporate income tax, the Tax Act also eliminates certain domestic deductions that were previously included in our estimated annual tax rate.  As part of the transition to the new tax system, the Tax Act (i) imposes a one-time repatriation tax on deemed repatriation of historical earnings of foreign subsidiaries (ii) requires the Company revalue our U.S. net deferred tax liability position to the lower federal base rate of 21%, and (iii) imposes a tax on global intangible low-taxed income provisions ("GILTI"), which is applicable beginning in fiscal 2019.  Given the complexity of the GILTI provisions, we are still evaluating its effects and have not yet determined our accounting policy.

The transitional impacts of the Tax Act resulted in a transition benefit of $124 million in fiscal 2018, which includes an estimated repatriation tax charge of $21 million (comprised of the U.S. repatriation taxes and foreign withholding taxes) and an estimated net benefit of $145 million from all other changes, including the estimated benefit from revaluing deferred taxes to the lower rate.  The impact of the corporate income tax net reduction along with the transitional taxes were recorded to the Consolidated Statements of Income.

The ultimate impacts of the Tax Act may differ from the provisional amount, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the Tax Act.  The accounting is expected to be complete by the end of our first quarter of fiscal 2019.

Significant components of income tax expense for the fiscal years ended are as follows:

	2018	2017	2016
Current
U.S.
Federal	$19	$40	$—
State	8	6	5
Non-U.S.	40	58	36
Total current	67	104	41
Deferred:
U.S.
Federal	(72)	34	35
State	12	(10)	3
Non-U.S.	(26)	(19)	(7)
Total deferred	(86)	5	31
Expense for income taxes	$(19)	$109	$72

U.S. income from continuing operations before income taxes was $373 million, $313 million, and $168 million for fiscal 2018, 2017, and 2016, respectively.  Non-U.S. income from continuing operations before income taxes was $104 million, $136 million, and $140 million for fiscal 2018, 2017, and 2016, respectively.

The reconciliation between U.S. Federal income taxes at the statutory rate and the Company's benefit for income taxes on continuing operations for fiscal year end is follows:

	2018	2017	2016
U.S. Federal income tax expense at the statutory rate	$117	$157	$108
Adjustments to reconcile to the income tax provision:
U.S. state income tax expense	12	6	8
Changes in state valuation allowance	—	(9)	2
Research and development credits	(7)	(7)	(8)
Share-based compensation	(8)	(33)	(15)
U.S. tax reform	(124)	—	—
Permanent differences	—	2	2
Changes in foreign valuation allowance	(10)	3	(1)
Foreign income taxed in the U.S.	—	—	7
Manufacturing tax benefits	(6)	(6)	—
Deduction of worthless investment	—	—	(9)
Permanent foreign currency differences	—	(1)	(8)
Rate differences between U.S. and foreign	3	(11)	(14)
Other	4	8	—
Expense for income taxes	$(19)	$109	$72

Deferred income taxes result from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes.  The components of the net deferred income tax liability as of fiscal year end are as follows:

	2018	2017
Deferred tax assets:
Allowance for doubtful accounts	$4	$7
Deferred gain on sale-leaseback	6	10
Accrued liabilities and reserves	28	89
Inventories	9	6
Net operating loss carryforward	212	292
Alternative minimum tax (AMT) credit carryforward	8	11
Research and development credit carryforward	13	18
Federal and state tax credits	10	9
Other	19	14
Total deferred tax assets	309	456
Valuation allowance	(93)	(93)
Total deferred tax assets, net of valuation allowance	216	363
Deferred tax liabilities:
Property, plant and equipment	239	277
Intangible assets	306	475
Debt extinguishment	—	27
Other	5	3
Total deferred tax liabilities	550	782
Net deferred tax liability	$(334)	$(419)

As of September 29, 2018, the Company had $31 million of net deferred tax assets recorded in Other assets, and $365 million of net deferred tax liabilities recorded in Deferred income taxes on the Consolidated Balance Sheets.

After Internal Revenue Code Section 382 ("Section 382") limitations, the Company has $357 million of U.S. federal net operating loss carryforwards as of fiscal 2018, which will be available to offset future taxable income.  As of fiscal year end 2018, the Company had state and foreign net operating loss carryforwards of $1,114 million and $322 million, respectively, which will be available to offset future taxable income.  If not used, the federal net operating loss carryforwards will expire in future years beginning 2024 through 2035.  As a result of the elimination of AMT in the Tax Act, the Company's current AMT credit carryforwards totaling $8 million are available through the 2022 tax year to reduce those years' federal income taxes, after which any unclaimed balance becomes fully refundable.  The state net operating loss carryforwards will expire in future years beginning in 2018 through 2036. The foreign net operating loss carryforwards will expire in future years beginning in 2018 while a portion remains available indefinitely. The Company has $13 million of state Research and Development tax credits that will expire in future years beginning 2027 through 2037. In addition, the Company has $10 million of other state tax credits that will expire in future years beginning in 2019 through 2020.

In connection with the initial public offering, the Company entered into an income tax receivable agreement that provides for the payment to pre-initial public offering stockholders, option holders and holders of our stock appreciation rights, 85% of the amount of cash savings, if any, in U.S. federal, foreign, state and local income tax that are actually realized (or are deemed to be realized in the case of a change of control) as a result of the utilization of our and our subsidiaries' net operating losses attributable to periods prior to the initial public offering.  Based on the Company's assumptions using various items, including valuation analysis and current tax law, the Company recorded an obligation of $313 million which was recognized as a reduction of Paid-in capital on the Consolidated Balance Sheets.  The Company made payments of $37 million, $111 million, and $57 million in fiscal years 2018, 2017, and 2016, respectively.  The balance at the end of fiscal 2018 was $39 million, and the Company made its fiscal 2019 payment of $16 million in October 2018.

The Company believes that it will not generate sufficient future taxable income to realize the tax benefits in certain foreign jurisdictions related to the deferred tax assets.  The Company also has certain state net operating losses that may expire before they are fully utilized.  Therefore, the Company has provided a valuation allowance against certain of its foreign deferred tax assets and a valuation allowance against certain of its state deferred tax assets included within the deferred tax assets.  The change in ownership of Avintiv created limitations under Sec. 382 of the Internal Revenue Code on annual usage of Avintiv's net operating loss carryforwards.  All of the Company's Federal net operating loss carryforwards should be available for use within the next 16 years and are not expected to expire unutilized.  Prior to the Company's acquisition of Avintiv, Avintiv was subject to certain ownership changes that resulted in the effective loss of certain NOLs.  The NOLs effectively lost have been excluded from the opening balance sheet of Avintiv.  As part of the effective tax rate calculation, if we determine that a deferred tax asset arising from temporary differences is not likely to be utilized, we will establish a valuation allowance against that asset to record it at its expected realizable value.  The Company has not provided a valuation allowance on its federal net operating loss carryforwards in the U.S. because it has determined that future reversals of its temporary taxable differences will occur in the same periods and are of the same nature as the temporary differences giving rise to the deferred tax assets.  Our valuation allowance against deferred tax assets was $93 million as of the fiscal years ended 2018 and 2017, related to the foreign and U.S. state operations.  The Company paid cash taxes of $60 million, $41 million, and $43 million in fiscal 2018, 2017, and 2016, respectively.

The one-time repatriation tax, created with the passage of the Tax Act, is based on our total post-1986 earnings and profits (E&P) that we previously deferred from U.S. income taxes.  We recorded a provisional amount for our one-time repatriation tax liability resulting in an increase in income tax expense of $21 million (comprised of the U.S. repatriation taxes and foreign withholding taxes).  No additional income taxes have been provided for any remaining undistributed foreign earnings not subject to the transition tax, or any additional outside basis difference inherent in these entities, as these amounts continue to be indefinitely reinvested in foreign operations.

Uncertain Tax Positions

ASC 740 prescribes a recognition threshold of more-likely-than not to be sustained upon examination as it relates to the accounting for uncertainty in income taxes recognized in an enterprise's financial statements.  The Company's policy is to include interest and penalties related to gross unrecognized tax benefits within our provision for income taxes.

The following table summarizes the activity related to our gross unrecognized tax benefits for fiscal year end:

	2018	2017
Beginning unrecognized tax benefits	$59	$62
Gross increases – tax positions in prior periods	1	1
Gross increases – current period tax positions	19	4
Gross decreases – tax positions in prior periods	—	(1)
Settlements	—	(3)
Lapse of statute of limitations	(5)	(4)
Ending unrecognized tax benefits	$74	$59

As of fiscal year end 2018, the amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate was $72 million and we had $23 million accrued for payment of interest and penalties related to our uncertain tax positions.  Our penalties and interest related to uncertain tax positions are included in income tax expense.

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

The Company also sponsors defined contribution 401(k) retirement plans covering substantially all employees.  Contributions are based upon a fixed dollar amount for employees who participate and percentages of employee contributions at specified thresholds.  Contribution expense for these plans was $20 million, $18 million, and $10 million for fiscal 2018, 2017, and 2016, respectively.

The projected benefit obligations of the Company's plans presented herein are equal to the accumulated benefit obligations of such plans. The net amount of liability recognized is included in Other long-term liabilities on the Consolidated Balance Sheets.

	Defined Benefit Pension Plans		Retiree Health Plans
	2018	2017	2018	2017
Change in Projected Benefit Obligations (PBO)

PBO at beginning of period	$330	$492	$7	$7
Interest cost	11	11	—	—
Actuarial loss (gain)	(17)	(15)	—	—
Plan conversion (a)	—	(139)	—	—
Benefit settlements	—	(3)	—	—
Benefits paid	(17)	(16)	(1)	—
PBO at end of period	$307	$330	$6	$7

Change in Fair Value of Plan Assets

Plan assets at beginning of period	$291	$418	$—	$—
Actual return on plan assets	3	22	—	—
Company contributions	—	7	1	1
Plan conversion (a)	—	(136)	—	—
Benefit settlements	—	(2)	—	—
Benefits paid	(17)	(18)	(1)	(1)
Plan assets at end of period	277	291	—	—
Net amount recognized	$(30)	$(39)	$(6)	$(7)

(a) During fiscal 2017, the Company contributed assets from a foreign defined benefit pension plan in order to convert the plan into a defined contribution plan.  As a result of the transaction, the Company recognized a loss of $10 million related to the reclassification of amount previously deferred in Accumulated other comprehensive loss to the Consolidated Statements of Income.

At the end of fiscal 2018 the Company had $31 million of net unrealized losses recorded in Accumulated other comprehensive loss on the Consolidated Balance Sheets.  The Company expects $2 million to be realized in fiscal 2019, and the remaining to be recognized over the next 11 fiscal years.

The following table presents significant weighted-average assumptions used to determine benefit obligation and benefit cost for the fiscal years ended:

	Defined Benefit Pension Plans		Retiree Health Plan
(Percentages)	2018	2017	2018	2017
Weighted-average assumptions:
Discount rate for benefit obligation	4.0	3.5	3.8	3.3
Discount rate for net benefit cost	3.5	3.2	3.3	2.9
Expected return on plan assets for net benefit costs	6.1	6.4	—	—

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

Fiscal 2018 Asset Category	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$6	$—	$—	$6
U.S. large cap comingled equity funds	—	67	—	67
U.S. mid cap equity mutual funds	50	—	—	50
U.S. small cap equity mutual funds	3	—	—	3
International equity mutual funds	15	—	—	15
Real estate equity investment funds	3	—	—	3
Corporate bond mutual funds	11	—	—	11
Corporate bonds	—	108	—	108
Guaranteed investment account	—	—	8	8
International fixed income funds	6	—	—	6
Total	$94	$175	$8	$277

Fiscal 2017 Asset Category	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$6	$—	$—	$6
U.S. large cap comingled equity funds	—	61	—	61
U.S. mid cap equity mutual funds	57	—	—	57
U.S. small cap equity mutual funds	3	—	—	3
International equity mutual funds	14	—	—	14
Real estate equity investment funds	4	—	—	4
Corporate bond mutual funds	17	—	—	17
Corporate bonds	—	114	—	114
Guaranteed investment account	—	—	9	9
International fixed income funds	6	—	—	6
Total	$107	$175	$9	$291

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid for the fiscal year end:

	Defined Benefit Pension Plans	Retiree Health Plan
2019	$18	$1
2020	18	1
2021	19	1
2022	19	—
2023	19	—
2024-2028	96	2

Net pension and retiree health benefit expense included the following components as of fiscal year end:

	2018	2017	2016
Service cost	$—	$—	$3
Interest cost	11	11	16
Amortization of net actuarial loss	2	3	2
Expected return on plan assets	(17)	(17)	(20)
Net periodic benefit cost	$(4)	$(3)	$1

Our defined benefit pension plan asset allocations as of fiscal year end are as follows:

	2018	2017
Asset Category
Equity securities and equity-like instruments	50%	48%
Debt securities and debt-like	45	47
Other	5	5
Total	100%	100%

The Company's retirement plan assets are invested with the objective of providing the plans the ability to fund current and future benefit payment requirements while minimizing annual Company contributions.  The retirement plans held $43 million of the Company's stock at the end of fiscal 2018.  The Company re-addresses the allocation of its investments on a regular basis.

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

During fiscal 2018, the Company shut down one facility in each of the Engineered Materials, Health, Hygiene & Specialties, and Consumer Packaging divisions, which accounted for approximately $10 million, $30 million, and $15 million of annual net sales, respectively.

Since 2016, total expected costs attributed to restructuring programs total $95 million with $3 million remaining to be recognized in the future.

	Expected Total Costs	Cumulative Charges through Fiscal 2018	To be Recognized in Future
Severance and termination benefits	$75	$75	$—
Facility exit costs	15	12	3
Asset impairment	5	5	—
Total	$95	$92	$3

The tables below sets forth the significant components of the restructuring charges recognized for the fiscal years ended, by segment:

	2018	2017	2016
Engineered Materials	$6	$5	$3
Health, Hygiene & Specialties	27	11	20
Consumer Packaging	3	8	9
Consolidated	$36	$24	$32

The table below sets forth the activity with respect to the restructuring charges and the impact on our accrued restructuring reserves:

	Employee Severance and Benefits	Facility Exit Costs	Non-cash Impairment Charges	Total
Balance as of fiscal 2016	$7	$6	$—	$13
Acquisition	13	—	—	13
Charges	18	4	2	24
Non-cash asset impairment	—	—	(2)	(2)
Cash payments	(24)	(5)	—	(29)
Balance as of fiscal 2017	$14	$5	$—	$19
Charges	34	2	—	36
Cash payments	(39)	(3)	—	(42)
Balance as of fiscal 2018	$9	$4	$—	$13

11.  Related Party Transactions

The Company made payments related to the income tax receivable agreement of $37 million and $111 million in fiscal 2018 and fiscal 2017, respectively.  Apollo Global Management, LLC ("Apollo") received $89 million of the fiscal 2017 payment.  Mr. Robert V. Seminara, a member of the Company's Board of Directors, has been employed by Apollo since 2003.  Mr. Evan Bayh, a member of the Company's Board of Directors, has been employed by Apollo since 2011.

12.  Stockholders' Equity

Share Repurchases

In August 2018, the Company announced that its Board authorized a $500 million share repurchase program.  Share repurchases will be made through open market purchases, privately negotiated transactions, Rule 10b5-1 plans, or other transactions in accordance with applicable securities laws and in such amounts at such times as we deem appropriate based upon prevailing market and business conditions and other factors.  The share repurchase program has no expiration date and may be suspended at any time.

During fiscal 2018, the Company repurchased approximately 731 thousand shares for $35 million, at an average price of $47.75. All share repurchases were immediately retired.  Common stock was reduced by the number of shares retired at $0.01 par value per share. The Company allocates the excess purchase price over par value between additional paid-in capital and retained earnings.

Equity Incentive Plans

In fiscal 2018, the Company amended the 2015 Berry Global Group, Inc. Long-Term Incentive Plan to authorize the issuance of 12.5 million shares, an increase of 5 million shares from the previous authorization.

The Company recognized total share-based compensation expense of $23 million, $20 million, and $20 million for fiscal 2018, 2017, and 2016, respectively.  The intrinsic value of options exercised in fiscal 2018 was $35 million.

Information related to the equity incentive plans as of the fiscal year end is as follows:

	2018		2017
	Number of Shares (in thousands)	Weighted Average Exercise Price	Number of Shares (in thousands)	Weighted Average Exercise Price
Options outstanding, beginning of period	10,760	$28.18	11,716	$21.44
Options granted	1,453	54.33	1,820	49.53
Options exercised	(1,176)	18.62	(2,562)	12.07
Options forfeited or cancelled	(293)	41.30	(214)	33.52
Options outstanding, end of period	10,744	$32.40	10,760	$28.18

Option price range at end of period	$3.04-54.33		$3.04-49.53
Options exercisable at end of period	5,154		4,108
Options available for grant at period end	6,422		2,875
Weighted average fair value of options granted during period	$17.84		$15.52

The fair value for options granted has been estimated at the date of grant using a Black-Scholes model, generally with the following weighted average assumptions:

	2018	2017	2016
Risk-free interest rate	2.7%	2.2%	1.2%
Dividend yield	0.0%	0.0%	0.0%
Volatility factor	26.1%	26.0%	25.7%
Expected option life	6.5 years	6.5 years	6.5 years

For purposes of the valuation model in fiscal years 2018, 2017, and 2016, the Company used the simplified method due to the lack of historical data upon which to estimate the expected term.

The following table summarizes information about the options outstanding as of fiscal 2018:

Range of Exercise Prices	Number Outstanding (in thousands)	Intrinsic Value of Outstanding (in millions)	Weighted Remaining Contractual Life	Weighted Exercise Price	Number Exercisable (in thousands)	Intrinsic Value of Exercisable (in millions)	Unrecognized Compensation (in millions)	Weighted Recognition Period
$3.04-54.33	10,744	$172	6.5 years	$32.40	5,154	$120	$25	1.9 years

13.  Segment and Geographic Data

Berry's operations are organized into three reportable segments: Consumer Packaging, Health, Hygiene & Specialties, and Engineered Materials.  The structure is designed to align us with our customers, provide improved service, and drive future growth in a cost efficient manner.

The Company has manufacturing and distribution centers in the U.S., Canada, Mexico, Belgium, France, Spain, United Kingdom, Italy, Germany, Brazil, Argentina, Colombia, Malaysia, India, China, and the Netherlands.  The North American operation represents 82% of the Company's net sales, 84% of total long-lived assets, and 84% of the total assets.  Selected information by reportable segment is presented in the following tables:

	2018	2017	2016
Net sales
Engineered Materials	$2,672	$2,375	$1,627
Health, Hygiene & Specialties	2,734	2,369	2,400
Consumer Packaging	2,463	2,351	2,462
Total	$7,869	$7,095	$6,489

Operating income
Engineered Materials	$368	$316	$182
Health, Hygiene & Specialties	202	216	196
Consumer Packaging	191	200	203
Total	$761	$732	$581

Depreciation and amortization
Engineered Materials	$109	$106	$82
Health, Hygiene & Specialties	200	184	199
Consumer Packaging	229	231	244
Total	$538	$521	$525

	2018	2017
Total assets:
Engineered Materials	$1,998	$1,803
Health, Hygiene & Specialties	3,913	3,496
Consumer Packaging	3,220	3,177
Total assets	$9,131	$8,476
Goodwill:
Engineered Materials	$633	$545
Health, Hygiene & Specialties	902	819
Consumer Packaging	1,409	1,411
Total goodwill	$2,944	$2,775

Selected information by geography is presented in the following tables:

	2018	2017	2016
Net sales:
North America	$6,474	$5,850	$5,250
South America	332	333	336
Europe	807	646	661
Asia	256	266	242
Total net sales	$7,869	$7,095	$6,489

	2018	2017
Long-lived assets:
North America	$5,764	$5,303
South America	320	418
Europe	463	467
Asia	299	284
Total Long-lived assets	$6,846	$6,472

Selected information by product line is presented in the following tables:

(in percentages)	2018	2017	2016
Net sales:
Core Films	46%	49%	72%
Retail & Industrial	54	51	28
Engineered Materials	100%	100%	100%

Health	19%	22%	20%
Hygiene	43	44	45
Specialties	38	34	35
Health, Hygiene & Specialties	100%	100%	100%

Rigid Open Top	44%	43%	42%
Rigid Closed Top	56	57	58
Consumer Packaging	100%	100%	100%

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

(in millions, except per share amounts)	2018	2017	2016
Numerator
Net income attributable to the Company	$496	$340	$236
Denominator
Weighted average common shares outstanding - basic	131.4	127.6	120.8
Dilutive shares	3.8	5.0	4.2
Weighted average common and common equivalent shares outstanding - diluted	135.2	132.6	125.0

Per common share income
Basic	$3.77	$2.66	$1.95
Diluted	$3.67	$2.56	$1.89

15.  Guarantor and Non-Guarantor Financial Information

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

Condensed Supplemental Consolidated Statements of Operations

	Fiscal 2018
	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$574	$5,465	$1,830	$—	$7,869
Cost of goods sold	—	346	4,558	1,534	—	6,438
Selling, general and administrative	—	63	309	108	—	480
Amortization of intangibles	—	1	127	26	—	154
Restructuring and impairment charges	—	—	20	16	—	36
Operating income	—	164	451	146	—	761
Other (income) expense, net	—	8	8	9	—	25
Interest expense, net	—	8	225	26	—	259
Equity in net income of subsidiaries	(477)	(307)	—	—	784	—
Income (loss) before income taxes	477	455	218	111	(784)	477
Income tax expense (benefit)	(19)	(41)	(2)	24	19	(19)
Net income (loss)	$496	$496	$220	$87	$(803)	$496
Currency translation	(127)	(11)	(3)	(113)	127	(127)
Interest rate hedges	49	49	—	—	(49)	49
Defined benefit pension and retiree health benefit plans	3	—	—	3	(3)	3
Provision for income taxes related to other comprehensive income items	(13)	(13)	—	—	13	(13)
Comprehensive income (loss)	$408	$521	$217	$(23)	$(715)	$408

	Fiscal 2017
	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$587	$4,861	$1,647	$—	$7,095
Cost of goods sold	—	438	3,920	1,333	—	5,691
Selling, general and administrative	—	55	335	104	—	494
Amortization of intangibles	—	6	120	28	—	154
Restructuring and impairment charges	—	—	14	10	—	24
Operating income	—	88	472	172	—	732
Other (income) expense, net	—	8	(1)	7	—	14
Interest expense, net	—	12	229	28	—	269
Equity in net income of subsidiaries	(449)	(341)	—	—	790	—
Income (loss) before income taxes	449	409	244	137	(790)	449
Income tax expense (benefit)	109	69	—	40	(109)	109
Net income (loss)	$340	$340	$244	$97	$(681)	$340
Currency translation	34	—	—	34	(34)	34
Interest rate hedges	28	28	—	—	(28)	28
Defined benefit pension and retiree health benefit plans	38	25	—	13	(38)	38
Provision for income taxes related to other comprehensive income items	(20)	(20)	—	—	20	(20)
Comprehensive income (loss)	$420	$373	$244	$144	$(761)	$420

	Fiscal 2016
	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$599	$4,220	$1,670	$—	$6,489
Cost of goods sold	—	476	3,388	1,338	—	5,202
Selling, general and administrative	—	72	324	135	—	531
Amortization of intangibles	—	8	107	28	—	143
Restructuring and impairment charges	—	—	28	4	—	32
Operating income	—	43	373	165	—	581
Other (income) expense, net	—	15	(211)	178	—	(18)
Interest expense, net	—	36	205	50	—	291
Equity in net income of subsidiaries	(308)	(279)	—	—	587	—
Income (loss) before income taxes	308	271	379	(63)	(587)	308
Income tax expense (benefit)	72	34	8	29	(71)	72
Net income (loss)	$236	$237	$371	$(92)	$(516)	$236
Currency translation	(1)	—	—	(1)	1	(1)
Interest rate hedges	(14)	(14)	—	—	14	(14)
Defined benefit pension and retiree health benefit plans	(23)	(10)	—	(13)	23	(23)
Provision for income taxes related to other comprehensive income items	9	9	—	—	(9)	9
Comprehensive income (loss)	$207	$222	$371	$(106)	$(487)	$207

Condensed Supplemental Consolidated Balance Sheet
As of fiscal year end 2018

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$—	$133	$4	$244	$—	$381
Accounts receivable, net	—	42	555	344	—	941
Intercompany receivable	296	1,907	—	49	(2,252)	—
Inventories	—	56	664	167	—	887
Prepaid expenses and other current	—	18	17	41	—	76
Total current assets	296	2,156	1,240	845	(2,252)	2,285
Property, plant and equipment, net	—	79	1,684	725	—	2,488
Goodwill and intangible assets, net	—	79	3,742	463	—	4,284
Investment in subsidiaries	1,513	6,151	1,105	—	(8,769)	—
Other assets	31	17	2	24	—	74
Total assets	$1,840	$8,482	$7,773	$2,057	$(11,021)	$9,131
Liabilities and equity
Current liabilities:
Accounts payable	$—	$42	$468	$273	$—	$783
Accrued expenses and other current liabilities	18	146	159	93	—	416
Intercompany payable	—	—	2,252	—	(2,252)	—
Current portion of long-term debt	—	30	8	—	—	38
Total current liabilities	18	218	2,887	366	(2,252)	1,237
Long-term debt, less current portion	—	5,782	23	1	—	5,806
Deferred income taxes	365	—	—	—	—	365
Other long-term liabilities	23	163	45	58	—	289
Total long-term liabilities	388	5,945	68	59	—	6,460
Total liabilities	406	6,163	2,955	425	(2,252)	7,697

Total equity (deficit)	1,434	2,319	4,818	1,632	(8,769)	1,434
Total liabilities and equity (deficit)	$1,840	$8,482	$7,773	$2,057	$(11,021)	$9,131

Condensed Supplemental Consolidated Balance Sheet
As of fiscal year end 2017

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$—	$18	$12	$276	$—	$306
Accounts receivable, net	—	49	503	295	—	847
Intercompany receivable	512	2,217	—	—	(2,729)	—
Inventories	—	42	567	153	—	762
Prepaid expenses and other current	—	7	31	51	—	89
Total current assets	512	2,333	1,113	775	(2,729)	2,004
Property, plant and equipment, net	—	80	1,564	722	—	2,366
Goodwill and intangible assets, net	—	79	3,476	506	—	4,061
Investment in subsidiaries	992	5,240	1,105	—	(7,337)	—
Other assets	—	16	2	27	—	45
Total assets	$1,504	$7,748	$7,260	$2,030	$(10,066)	$8,476
Liabilities and equity
Current liabilities:
Accounts payable	$—	$43	$356	$239	$—	$638
Accrued expenses and other current liabilities	36	168	181	78	—	463
Intercompany payable	—	—	2,667	62	(2,729)	—
Current portion of long-term debt	—	32	—	1	—	33
Total current liabilities	36	243	3,204	380	(2,729)	1,134
Long-term debt, less current portion	—	5,579	29	—	—	5,608
Deferred income taxes	419	—	—	—	—	419
Other long-term liabilities	34	128	70	68	—	300
Total long-term liabilities	453	5,707	99	68	—	6,327
Total liabilities	489	5,950	3,303	448	(2,729)	7,461
	—	—	—	—	—	—
Total equity (deficit)	1,015	1,798	3,957	1,582	(7,337)	1,015
Total liabilities and equity (deficit)	$1,504	$7,748	$7,260	$2,030	$(10,066)	$8,476

Condensed Supplemental Consolidated Statements of Cash Flows

	Fiscal 2018
	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash Flow from Operating Activities	$—	$133	$651	$220	$—	$1,004

Cash Flow from Investing Activities
Additions to property, plant and equipment	—	(5)	(241)	(90)	—	(336)
Proceeds from sale of assets	—	—	3	—	—	3
(Contributions) distributions to/from subsidiaries	10	(715)	—	—	705	—
Intercompany advances (repayments)	—	538	—	—	(538)	—
Acquisition of business, net of cash acquired	—	—	(632)	(70)	—	(702)
Net cash from investing activities	10	(182)	(870)	(160)	167	(1,035)

Cash Flow from Financing Activities
Proceeds from long-term borrowings	—	498	—	—	—	498
Repayment of long-term borrowings	—	(331)	(3)	(1)	—	(335)
Proceed from issuance of common stock	23	—	—	—	—	23
Repurchase of common stock	(33)	—	—	—	—	(33)
Payment of tax receivable agreement	(37)	—	—	—	—	(37)
Debt financing costs	—	(3)	—	—	—	(3)
Changes in intercompany balances	37	—	(418)	(157)	538	—
Contribution from Parent	—	—	632	73	(705)	—
Net cash from financing activities	(10)	164	211	(85)	(167)	113
Effect of currency translation on cash	—	—	—	(7)	—	(7)
Net change in cash and cash equivalents	—	115	(8)	(32)	—	75
Cash and cash equivalents at beginning of period	—	18	12	276	—	306
Cash and cash equivalents at end of period	$—	$133	$4	$244	$—	$381

	Fiscal 2017
	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash Flow from Operating Activities	$—	$128	$647	$200	$—	$975

Cash Flow from Investing Activities
Additions to property, plant and equipment	—	(19)	(209)	(41)	—	(269)
Proceeds from sale of assets	—	1	5	—	—	6
(Contributions) distributions to/from subsidiaries	(31)	(484)	—	—	515	—
Intercompany advances (repayments)	—	428	—	—	(428)	—
Acquisition of business, net of cash acquired	—	—	(515)	—	—	(515)
Other investing activities, net	—	4	—	—	—	4
Net cash from investing activities	(31)	(70)	(719)	(41)	87	(774)

Cash Flow from Financing Activities
Proceeds from long-term borrowings	—	495	—	—	—	495
Repayment of long-term borrowings	—	(632)	(3)	(1)	—	(636)
Proceed from issuance of common stock	31	—	—	—	—	31
Payment of tax receivable agreement	(111)	—	—	—	—	(111)
Debt financing costs	—	(5)	—	—	—	(5)
Changes in intercompany balances	111	—	(433)	(106)	428	—
Contribution from Parent	—	—	515	—	(515)	—
Net cash from financing activities	31	(142)	79	(107)	(87)	(226)
Effect of currency translation on cash	—	—	—	8	—	8
Net change in cash and cash equivalents	—	(84)	7	60	—	(17)
Cash and cash equivalents at beginning of period	—	102	5	216	—	323
Cash and cash equivalents at end of period	$—	$18	$12	$276	$—	$306

	Fiscal 2016
	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash Flow from Operating Activities	$—	$103	$566	$188	$—	$857

Cash Flow from Investing Activities
Additions to property, plant and equipment	—	(13)	(239)	(36)	—	(288)
Proceeds from sale of assets	—	—	5	—	—	5
(Contributions) distributions to/from subsidiaries	(26)	(2,234)	—	—	2,260	—
Intercompany advances (repayments)	—	96	—	—	(96)	—
Acquisition of business, net of cash acquired	—	—	(368)	(1,915)	—	(2,283)
Other investing activities, net	—	(13)	—	—	—	(13)
Net cash from investing activities	(26)	(2,164)	(602)	(1,951)	2,164	(2,579)

Cash Flow from Financing Activities
Proceeds from long-term borrowings	—	2,490	—	—	—	2,490
Repayment of long-term borrowings	—	(450)	(23)	(51)	—	(524)
Proceeds from issuance of common stock	26	—	—	—	—	26
Payment of tax receivable agreement	(57)	—	—	—	—	(57)
Debt financing costs	—	(40)	—	—	—	(40)
Purchase of non-controlling interest	—	—	(66)	(12)	—	(78)
Changes in intercompany balances	57	—	(238)	85	96	—
Contribution from Parent	—	—	368	1,892	(2,260)	—
Net cash from financing activities	26	2,000	41	1,914	(2,164)	1,817
Effect of currency translation on cash	—	—	—	—	—	—
Net change in cash and cash equivalents	—	(61)	5	151	—	95
Cash and cash equivalents at beginning of period	—	163	—	65	—	228
Cash and cash equivalents at end of period	$—	$102	$5	$216	$—	$323

16.  Quarterly Financial Data (Unaudited)

The following table contains selected unaudited quarterly financial data for fiscal years ended.

	2018				2017
	First	Second	Third	Fourth	First	Second	Third	Fourth

Net sales	$1,776	$1,967	$2,072	$2,054	$1,502	$1,806	$1,906	$1,881
Cost of goods sold	1,447	1,596	1,690	1,705	1,206	1,453	1,518	1,514
Gross profit	329	371	382	349	296	353	388	367

Net income	$163	$90	$110	$133	$51	$72	$107	$110

Net income per share:
Basic	1.24	0.69	0.84	1.01	0.42	0.56	0.82	0.84
Diluted	1.20	0.66	0.81	0.99	0.40	0.54	0.79	0.81

Exhibit No	Description of Exhibit

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

3.1
Amended and Restated Certificate of Incorporation of Berry Plastics Group, Inc., as amended through April 12, 2017. (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K filed with the SEC on November 21, 2017).

3.2	Amended and Restated Bylaws of Berry Plastics Group, Inc., as amended and restated on March 2, 2017. (incorporated by reference to Exhibit 3.2 to the Company's Form 8-K filed on March 3, 2017).

3.3
Amended and Restated Bylaws of Berry Global Group, Inc., as amended and restated effective November 30, 2017 (incorporated by reference to Exhibit 3.1 to the Company's Form 8-K filed with the SEC on November 30, 2017).

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

4.6
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

10.2
Amendment No. 5 to the Amended and Restated Credit Agreement, dated as of March 24, 2017, by and among Berry Plastics Group, Inc., Berry Plastics Corporation, certain domestic subsidiaries party thereto, Bank of America, N.A., as collateral agent and administrative agent, and the lenders party thereto (incorporated herein by reference to Exhibit 10.2 to the Company's Form 10-K filed on November 21, 2017).

10.3
Amendment No. 6 to the Amended and Restated Credit Agreement, dated as of March 24, 2017, by and among Berry Plastics Group, Inc., Berry Plastics Corporation, certain domestic subsidiaries party thereto, Bank of America, N.A., as collateral agent and administrative agent, and the lenders party thereto. (incorporated herein by reference to Exhibit 10.3 to the Company's Form 10-K filed on November 21, 2017).

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

10.7
U.S. $1,147,500,000 and $814,375,000 Incremental Assumption Agreement, dated as of February 10, 2017 by and among Berry Plastics Group, Inc., Berry Plastics Corporation and certain of its subsidiaries referenced therein, Credit Suisse AG, Cayman Islands Branch, as administrative agent for the lenders under the term loan credit agreement referenced therein, Citibank, N.A., as initial Term I lender and Citibank, N.A., as incremental term J lender therein. (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K filed with the SEC on November 21, 2017).

10.8
U.S. $1,644,750,000 and $498,750,000 Incremental Assumption Agreement, dated as of August 10, 2017, by and among Berry Plastics Group, Inc., Berry Plastics Corporation and certain of its subsidiaries referenced therein, Credit Suisse AG, Cayman Islands Branch, as administrative agent for the lenders under the term loan credit agreement referenced therein, Wells Fargo Bank, National Association, as initial Term M lender and  Wells Fargo Bank, National Association, as initial Term N lender therein (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K filed with the SEC on November 21, 2017).

10.9
U.S. $900,000,000 and $814,375,000 Incremental Assumption Agreement, dated as of November 27, 2017, by and among Berry Global Group, Inc., Berry Global, Inc. and certain of its subsidiaries referenced therein, Credit Suise AG, Cayman Islands Branch, as administrative agent for the lenders under the term loan credit agreement referenced therein, Citibank, N.A., as initial Term O Lender, and Citibank, N.A., as initial Term P Lender therein (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on February 7, 2018).

10.10
U.S. $ 1,644,750,000 and $496,250,000 Incremental Assumption Agreement and Amendment, dated as of February 12, 2018, by and among Berry Global Group, Inc., Berry Global, Inc. and certain of its subsidiaries referenced therein, Credit Suisse AG, Cayman Islands Branch, as administrative agent for the lenders under the term loan credit agreement referenced therein, Citibank, N.A., as initial Term Q lender, and Citibank, N.A., as initial Term R lender therein (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed with the SEC on May 3, 2018).

10.11
U.S. $800,000,000 and $814,375,000 Incremental Assumption Agreement, dated as of May 16, 2018, by and among Berry Global Group, Inc., Berry Global, Inc. and certain of its subsidiaries referenced therein, Credit Suisse AG, Cayman Islands Branch, as administrative agent for the lenders under the term loan credit agreement referenced therein, Citibank, N.A., as initial Term S lender, and Citibank, N.A., as initial Term T lender therein (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 3, 2018).

10.12
Amendment and Waiver to Equipment Lease Agreement, dated as of January 19, 2011, between Chicopee, Inc., as Lessee and Gossamer Holdings, LLC, as Lessor (incorporated by reference to Exhibit 10.16 to AVINTIV Specialty Materials Inc.'s Registration Statement Form S-4 (Reg. No. 333-177497) filed on October 25, 2011).

10.13
Second Amendment to Equipment Lease Agreement, dated as of October 7, 2011, between Chicopee, Inc., as Lessee and Gossamer Holdings, LLC, as Lessor (incorporated by reference to Exhibit 10.17 to AVINTIV Specialty Materials Inc.'s Registration Statement Form S-4 (Reg. No. 333-177497) filed on October 25, 2011).

10.14
Third Amendment to Equipment Lease Agreement, dated as of February 28, 2012, between Chicopee, Inc., as Lessee and Gossamer Holdings, LLC, as Lessor (incorporated by reference to Exhibit 10.1 to AVINTIV Specialty Materials Inc.'s Quarterly Report on Form 10-Q filed on May 15, 2012).

10.15
Fourth Amendment to Equipment Lease Agreement, dated as of March 22, 2013, between Chicopee, Inc., as Lessee and Gossamer Holdings, LLC, as Lessor (incorporated by reference to Exhibit 10.1 to AVINTIV Specialty Materials Inc.'s Quarterly Report on Form 10-Q filed May 9, 2013).

10.16	†	Amendment No. 2 to the Berry Plastics Group, Inc., 2006 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.9 to the Company's Form 10-K filed on December 11, 2013).

10.17	†	Amendment No. 3 to Berry Plastics Group, Inc. 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on March 10, 2015).
10.18	†
Form of 2016 Omnibus Amendment to Awards Granted Under the Berry Plastics Group, Inc. 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed on July 22, 2016).

10.19	†
Omnibus amendment to awards granted under the Berry Plastics Group, Inc., 2006 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.10 to the Company's Form 10-K filed on December 11, 2013).

10.20	†
Form of Performance-Based Stock Option Agreement of Berry Plastics Group, Inc. (incorporated herein by reference to Exhibit 10.9 to Berry Plastics Corporation's Registration Statement Form S-4 (Reg. No. 333-138380) filed on November 2, 2006).

10.21	†
Form of Accreting Stock Option Agreement of Berry Plastics Group, Inc. (incorporated herein by reference to Exhibit 10.10 to Berry Plastics Corporation's Registration Statement Form S-4 (Reg. No. 333-138380) filed on November 2, 2006).

10.22	†
Form of Time-Based Stock Option Agreement of Berry Plastics Group, Inc. (incorporated herein by reference to Exhibit 10.11 to Berry Plastics Corporation's Registration Statement Form S-4 (Reg. No. 333-138380) filed on November 2, 2006).

10.23	†
Form of Performance-Based Stock Appreciation Rights Agreement of Berry Plastics Group, Inc. (incorporated herein by reference to Exhibit 10.12 to Berry Plastics Corporation's Registration Statement Form S-4 (Reg. No. 333-138380) filed on November 2, 2006).

10.24	†	Employment Agreement of Thomas E. Salmon (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on February 6, 2017).

10.25	†
Income Tax Receivable Agreement, dated as of November 29, 2012, by and among Berry Plastics Group, Inc. and Apollo Management Fund VI, L.P. (incorporated herein by reference to Exhibit 10.25 to the Company's Form 10-K filed on December 27, 2012).

10.26	†
Berry Plastics Group, Inc. Executive Bonus Plan, amended and restated December 22, 2015, effective as of September 27, 2015 (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on December 28, 2015).

10.27	†	Berry Plastics Group, Inc. 2012 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.27 to the Company's Form 10-K filed on December 27, 2012).

10.28	†	Amendment No. 1 to the Berry Plastics Group, Inc., 2012 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.31 to the Company's Form 10-K filed on December 11, 2013).

10.29	†
Omnibus amendment to awards granted under the Berry Plastics Group, Inc., 2012 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.32 to the Company's Form 10-K filed on December 11, 2013).

10.30	†	Amendment No. 2 to the Berry Plastics Group, Inc. 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed on March 10, 2015).

10.31	†
Form of 2016 Omnibus Amendment to Awards Granted Under the Berry Plastics Group, Inc. 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed on July 22, 2016).

10.32	†	2015 Berry Plastics Group, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed on March 10, 2015.

10.33	†	First Amendment to 2015 Berry Plastics Group, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on March 6, 2018).

10.34	†
Form of 2016 Omnibus Amendment to Awards Granted Under the Berry Plastics Group, Inc. 2015 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company's Form 8-K filed on July 22, 2016).

10.35	†
Fourth Amended and Restated Stockholders Agreement, by and among Berry Plastics Group, Inc., and the stockholders of the Corporation listed on schedule A thereto, dated as of January 15, 2015 (incorporated herein by reference to Exhibit 10.1 to the Company's Form 10-Q filed on January 30, 2015).

10.36	†
Employment Agreement, dated January 1, 2002, between the Berry Plastics Corporation and Curtis Begle (incorporated herein by reference to Exhibit 10.1 to the Company's Form 10-Q filed on January 31, 2014).

10.37	†
Amendment No. 1 to Employment Agreement, dated as of September 13, 2006, by and between the Berry Plastics Corporation and Curtis Begle (incorporated herein by reference to Exhibit 10.3 to the Company's Form 10-Q filed on January 31, 2014).

10.38	†
Amendment No. 2 to Employment Agreement, dated December 31, 2008, by and between the Berry Plastics Corporation and Curtis Begle (incorporated herein by reference to Exhibit 10.4 to the Company's Form 10-Q filed on January 31, 2014).

10.39	†
Amendment No. 3 to Employment Agreement, dated August 1, 2010, by and between the Berry Plastics Corporation and Curtis L. Begle (incorporated herein by reference to Exhibit 10.5 to the Company's Form 10-Q filed on January 31, 2014).

10.40	†
Amendment No. 4 to Employment Agreement, dated December 16, 2011, by and between the Berry Plastics Corporation and Curtis L. Begle (incorporated herein by reference to Exhibit 10.6 to the Company's Form 10-Q filed on January 31, 2014).

10.41	†	Employment Agreement, dated February 28, 1998, between Berry Plastics Corporation and Mark Miles, together with amendments dated February 28, 2003, September 13, 2006, December 31, 2008, and December 31, 2011 (incorporated herein by reference to Exhibit 10.40 to the Company's Form 10-K filed on November 30, 2016).

10.42	†
Form of Amendment to Employment Agreement by and between Berry Plastics Corporation and each of Curtis L Begle, Mark W. Miles, and Thomas E. Salmon (incorporated herein by reference to Exhibit 10.1 to the Company's Form 8-K filed on July 22, 2016).

10.43	†
Senior Executive Employment Contract dated as of September 30, 2015 by and between PGI Specialty Materials Inc. and Jean Marc Galvez, together with the International Assignment Letter dated December 18, 2016 from Berry Global, Inc. (f/k/a Berry Plastics Corporation) (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed with the SEC on February 7, 2018).

21.1*	*	Subsidiaries of the Registrant.

23.1	*	Consent of Independent Registered Public Accounting Firm

31.1	*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer

31.2	*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

32.1	*	Section 1350 Certification of the Chief Executive Officer

101.	*	Interactive Data Files

	*	Filed herewith.
	†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of November, 2018.

BERRY GLOBAL GROUP, INC.

By	/s/ Thomas E. Salmon
Thomas E. Salmon
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Thomas E. Salmon	Chief Executive Officer and Chairman of the Board of Directors and Director (Principal Executive Officer)	November 16, 2018
Thomas E. Salmon

/s/ Mark W. Miles	Chief Financial Officer (Principal Financial Officer)	November 16, 2018
Mark W. Miles

/s/ James M. Till	Executive Vice President and Controller (Principal Accounting Officer)	November 16, 2018
James M. Till

/s/ B. Evan Bayh	Director	November 16, 2018
B. Evan Bayh

/s/ Jonathan F. Foster	Director	November 16, 2018
Jonathan F. Foster

/s/ Idalene F. Kesner	Director	November 16, 2018
Idalene F. Kesner

/s/ Carl J. Rickertsen	Director	November 16, 2018
Carl J. Rickertsen

/s/ Ronald S. Rolfe	Director	November 16, 2018
Ronald S. Rolfe

/s/ Robert V. Seminara	Director	November 16, 2018
Robert V. Seminara

/s/ Paula Sneed	Director	November 16, 2018
Paula Sneed

/s/ Robert A. Steele	Director	November 16, 2018
Robert A. Steele

/s/ Stephen E. Sterrett	Director	November 16, 2018
Stephen E. Sterrett

/s/ Scott B. Ullem	Director	November 16, 2018
Scott B. Ullem