Form 10-Q
period 2018-12-29
BERRY GLOBAL GROUP INC
filed 2019-02-01
CIK 1378992

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 29, 2018
Commission File Number 001-35672

BERRY GLOBAL GROUP, INC.

A Delaware corporation	101 Oakley Street, Evansville, Indiana, 47710 (812) 424-2904	IRS employer identification number 20-5234618

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934 (the "Exchange Act"):

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.  Yes  ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒        Accelerated filer  ☐     Non-accelerated filer ☐  Smaller reporting company  ☐      Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 12b-2 of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.
Yes  ☐     No  ☒

Class	Outstanding at February 1, 2019
Common Stock, $.01 par value per share	130.3 million shares

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended, with respect to our financial condition, results of operations and business and our expectations or beliefs concerning future events.  The forward-looking statements include, in particular, statements about our plans, strategies and prospects under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations."  These statements contain words such as “believes,” “expects,” “may,” “will,” “should,” “would,” “could,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” “outlook,” “anticipates” or “looking forward” or similar expressions that relate to our strategy, plans, intentions, or expectations.  All statements we make relating to our estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results or to our expectations regarding future industry trends are forward-looking statements.  In addition, we, through our senior management, from time to time make forward-looking public statements concerning our expected future operations and performance and other developments.  These forward-looking statements are subject to risks and uncertainties that may change at any time, and, therefore, our actual results may differ materially from those that we expected.  We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions.  While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results.  All forward-looking statements are based upon information available to us on the date of this Form 10-Q.

Readers should carefully review the factors discussed in our most recent Form 10-K in the section titled "Risk Factors" and other risk factors identified from time to time in our periodic filings with the Securities and Exchange Commission.

Berry Global Group, Inc.
Form 10-Q Index
For Quarterly Period Ended December 29, 2018

Part I. Financial Information

Item 1.	Financial Statements

Berry Global Group, Inc.
Consolidated Statements of Income
(Unaudited)
(in millions of dollars, except per share amounts)

	Quarterly Period Ended
	December 29, 2018	December 30, 2017
Net sales	$1,972	$1,776
Costs and expenses:
Cost of goods sold	1,619	1,447
Selling, general and administrative	124	117
Amortization of intangibles	42	38
Restructuring and impairment charges	11	11
Operating income	176	163
Other (income) expense, net	—	9
Interest expense, net	64	62
Income before income taxes	112	92
Income tax expense (benefit)	24	(71)
Net income	$88	$163

Net income per share:
Basic	$0.67	$1.24
Diluted	0.66	1.20
Outstanding weighted-average shares:
Basic	131.1	131.0
Diluted	133.8	136.0

Consolidated Statements of Comprehensive Income
(Unaudited)
(in millions of dollars)

	Quarterly Period Ended
	December 29, 2018	December 30, 2017
Net income	$88	$163
Currency translation	(4)	(24)
Pension and other postretirement benefits	—	(1)
Interest rate hedges	(24)	17
Provision for income taxes	7	(4)
Other comprehensive loss, net of tax	(21)	(12)
Comprehensive income	$67	$151

See notes to consolidated financial statements.

Berry Global Group, Inc.
Consolidated Balance Sheets
(in millions of dollars)

	December 29, 2018	September 29, 2018
Assets	(Unaudited)

Current assets:
Cash and cash equivalents	$293	$381
Accounts receivable (less allowance of $13)	879	941
Inventories:
Finished goods	545	503
Raw materials and supplies	411	384
	956	887
Prepaid expenses and other current assets	78	76
Total current assets	2,206	2,285
Property, plant, and equipment, net	2,457	2,488
Goodwill and intangible assets, net	4,243	4,284
Other assets	66	74
Total assets	$8,972	$9,131

Liabilities

Current liabilities:
Accounts payable	$715	$783
Accrued expenses and other current liabilities	427	416
Current portion of long-term debt	37	38
Total current liabilities	1,179	1,237
Long-term debt, less current portion	5,700	5,806
Deferred income taxes	357	365
Other long-term liabilities	281	289
Total liabilities	7,517	7,697

Stockholders' equity

Common stock (130.6 and 131.4 million shares issued, respectively)	1	1
Additional paid-in capital	873	867
Non-controlling interest	3	3
Retained earnings	755	719
Accumulated other comprehensive loss	(177)	(156)
Total stockholders' equity	1,455	1,434
Total liabilities and stockholders' equity	$8,972	$9,131

See notes to consolidated financial statements.

Berry Global Group, Inc.
Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)
(in millions of dollars)

	Common Stock	Additional Paid-in Capital	Non-Controlling Interest	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at September 30, 2017	$1	$823	$3	$(68)	$256	$1,015
Share-based compensation expense	—	4	—	—	—	4
Proceeds from issuance of common stock	—	4	—	—	—	4
Interest rate hedges, net of tax	—	—	—	13	—	13
Net income attributable to the Company	—	—	—	—	163	163
Currency translation	—	—	—	(24)	—	(24)
Pension	—	—	—	(1)	—	(1)
Balance at December 30, 2017	$1	$831	$3	$(80)	$419	$1,174

Balance at September 29, 2018	$1	$867	$3	$(156)	$719	$1,434
Share-based compensation expense	—	3	—	—	—	3
Proceeds from issuance of common stock	—	5	—	—	—	5
Common stock repurchased and retired	—	(2)	—	—	(52)	(54)
Interest rate hedges, net of tax	—	—	—	(17)	—	(17)
Net income attributable to the Company	—	—	—	—	88	88
Currency translation	—	—	—	(4)	—	(4)
Balance at December 29, 2018	$1	$873	$3	$(177)	$755	$1,455

See notes to consolidated financial statements.

Berry Global Group, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(in millions of dollars)

	Quarterly Period Ended
	December 29, 2018	December 30, 2017
Cash Flows from Operating Activities:
Net income	$88	$163
Adjustments to reconcile net cash provided by operating activities:
Depreciation	96	91
Amortization of intangibles	42	38
Non-cash interest expense	(1)	3
Deferred income tax	4	(121)
Share-based compensation expense	3	4
Other non-cash operating activities, net	4	6
Changes in working capital	(71)	(66)
Changes in other assets and liabilities	(4)	35
Net cash from operating activities	161	153

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(75)	(94)
Proceeds from sale of assets	—	3
Net cash from investing activities	(75)	(91)

Cash Flows from Financing Activities:
Repayments on long-term borrowings	(110)	(108)
Proceeds from issuance of common stock	5	4
Repurchase of common stock	(52)	—
Payment of tax receivable agreement	(16)	(37)
Net cash from financing activities	(173)	(141)
Effect of exchange rate changes on cash	(1)	1
Net change in cash	(88)	(78)
Cash and cash equivalents at beginning of period	381	306
Cash and cash equivalents at end of period	$293	$228

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

2.  Recently Issued Accounting Pronouncements

Changes to GAAP are established by the Financial Accounting Standards Board ("FASB") in the form of accounting standards updates to the FASB's Accounting Standards Codification.  During fiscal 2019, with the exception of the below, there have been no developments to the recently adopted accounting pronouncements from those disclosed in the Company's 2018 Annual Report on Form 10-K that are considered to have a material impact on our unaudited consolidated financial statements.

Revenue Recognition

In May 2014, the FASB issued a final standard on revenue recognition.  Under the new standard, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  For public entities, the provisions of the new standard are effective for annual reporting periods beginning after December 15, 2017 and interim periods therein.  An entity can apply the new revenue standard on a full retrospective approach to each prior reporting period presented or on a modified retrospective approach with the cumulative effect of initially applying the standard recognized at the date of initial application in retained earnings.  The Company adopted the new standard effective for fiscal 2019 using the modified retrospective approach.  The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

Leases

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements.  Under the new standard, the lessee of an operating lease will be required to do the following: 1) recognize a right-of-use asset and a lease liability in the statement of financial position, 2) recognize a single lease cost allocated over the lease term generally on a straight-line basis, and 3) classify all cash payments within operating activities on the statement of cash flows.  Companies are required to adopt this standard using a modified retrospective transition method.  Amendments in this standard are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  The Company is currently evaluating the impact of this standard, which will be effective for the Company beginning fiscal 2020.

3.  Revenue Recognition

Our revenues are primarily derived from the sale of plastic packaging products to customers.  Revenue is recognized when performance obligations are satisfied, in an amount reflecting the consideration the Company expects to be entitled.  We consider the promise to transfer products to be our sole performance obligation.  If the consideration agreed to in a contract includes a variable amount, we estimate the amount of consideration we expect to be entitled to in exchange for transferring the promised goods to the customer using the most likely amount method.  Our main sources of variable consideration are customer rebates and cash discounts.  There are no material instances where variable consideration is constrained and not recorded at the initial time of sale.  Generally our revenue is recognized at a point in time for standard promised goods at the time of shipment, when title and risk of loss pass to the customer.  A small number of our contracts are for sales of products which are customer specific and cannot be repurposed. Sales for these products qualify for over time recognition and are immaterial to the Company.

Our rebate programs are individually negotiated with customers and contain a variety of different terms and conditions.  Certain rebates are calculated as flat percentages of purchases, while others included tiered volume incentives.  These rebates may be payable monthly, quarterly, or annually.  The calculation of the accrued rebate balance involves management estimates, especially where the terms of the rebate involve tiered volume levels that require estimates of expected annual sales.  These provisions are based on estimates derived from current program requirements and historical experience.  The accrual for customer rebates was $64 million and $58 million at December 29, 2018 and September 29, 2018, respectively, and is included in Accrued expenses and other current liabilities.

Due to the nature of our sales transactions, we have elected the following practical expedients: (i) Shipping and handling costs are treated as fulfillment costs. Accordingly, shipping and handling costs are classified as a component of Cost of goods sold while amounts billed to customers are classified as a component of Net Sales; (ii) We exclude sales and similar taxes that are imposed on our sales and collected from customers; (iii) As our standard payment terms are less than one year, we did not assess whether a contract has a significant financing component.

The Company disaggregates revenue based on reportable business segment, geography, and significant product line.  Refer to Note 11. Operating Segments for further information.

4.  Acquisitions

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

The acquisition has been accounted for under the purchase method of accounting and accordingly, the purchase price has been allocated to the identifiable assets and liabilities based on preliminary estimates of fair value at the acquisition date.  The results of Laddawn have been included in the consolidated results of the Company since the date of the acquisition.  The Company has not finalized the allocation of the purchase price to the fair value of the assets acquired and liabilities assumed.  The assets acquired and liabilities assumed consisted of working capital of $26 million, property and equipment of $39 million, intangible assets of $98 million, and goodwill of $79 million.  The working capital includes a $2 million step up of inventory to fair value.  The Company has recognized goodwill on this transaction primarily as a result of expected cost synergies, and expects goodwill to be deductible for tax purposes.

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

The acquisition has been accounted for under the purchase method of accounting, and accordingly, the purchase price has been allocated to the identifiable assets and liabilities based on fair values at the acquisition date.  The results of Clopay have been included in the consolidated results of the Company since the date of the acquisition.  The Company has recognized goodwill on this transaction primarily as a result of expected cost synergies, and expects goodwill to be deductible for tax purposes.  The following table summarizes the purchase price allocation and estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition:

Working capital (a)	$70
Property and equipment	164
Intangible assets	125
Goodwill	111
Other assets and long-term liabilities	5
(a) Includes a $3 million step up of inventory to fair value

5.  Accounts Receivable Factoring Agreements

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

There were no amounts outstanding from financial institutions related to U.S. based programs at December 29, 2018 or September 29, 2018.  Gross amounts factored under these U.S. based programs at December 29, 2018 and September 29, 2018 were $212 million and $162 million, respectively.  The fees associated with transfer of receivables for all programs were not material for any of the periods presented.

6.  Restructuring and Impairment Charges

The Company incurred restructuring costs of $11 million for both the quarterly period ended December 29, 2018 and December 30, 2017, respectively.  The tables below set forth the significant components of the restructuring charges recognized, by segment:

	Quarterly Period Ended
	December 29, 2018	December 30, 2017
Consumer Packaging	$—	$1
Health, Hygiene & Specialties	10	10
Engineered Materials	1	—
Consolidated	$11	$11

The table below sets forth the activity with respect to the restructuring accrual at December 29, 2018:

	Employee Severance and Benefits	Facility Exit Costs	Non-cash Impairment Charges	Total
Balance at September 29, 2018	$9	4	—	$13
Charges	3	1	7	11
Non-cash asset impairment	—	—	(7)	(7)
Cash payments	(6)	(1)	—	(7)
Balance at December 29, 2018	$6	4	—	$10

7.  Accrued Expenses, Other Current Liabilities and Other Long-Term Liabilities

The following table sets forth the totals included in Accrued expenses and other current liabilities on the Consolidated Balance Sheets:

	December 29, 2018	September 29, 2018
Employee compensation	$106	$113
Accrued taxes	79	72
Rebates	64	58
Interest	43	49
Tax receivable agreement obligation	12	16
Restructuring	10	13
Accrued operating expenses	113	95
	$427	$416

The following table sets forth the totals included in Other long-term liabilities on the Consolidated Balance Sheets:

	December 29, 2018	September 29, 2018
Uncertain tax positions	$68	$67
Deferred purchase price	43	40
Pension liability	42	45
Lease retirement obligation	40	39
Sale-lease back deferred gain	21	21
Transition tax	18	18
Derivative instruments	13	12
Tax receivable agreement obligation	12	23
Other	24	24
	$281	$289

8.  Long-Term Debt

Long-term debt consists of the following:

	Maturity Date	December 29, 2018	September 29, 2018
Term loan	February 2020	$700	$800
Term loan	January 2021	814	814
Term loan	October 2022	1,545	1,545
Term loan	January 2024	493	493
Revolving line of credit	May 2020	—	—
5 1/2% Second Priority Senior Secured Notes	May 2022	500	500
6% Second Priority Senior Secured Notes	October 2022	400	400
5 1/8% Second Priority Senior Secured Notes	July 2023	700	700
4 1/2% Second Priority Senior Secured Notes	February 2026	500	500
Debt discounts and deferred fees		(40)	(43)
Capital leases and other	Various	125	135
Total long-term debt		5,737	5,844
Current portion of long-term debt		(37)	(38)
Long-term debt, less current portion		$5,700	$5,806

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
During fiscal 2019, the Company has made $110 million of repayments on long-term borrowings using existing liquidity.

9.  Financial Instruments and Fair Value Measurements

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

Cross-Currency Swaps

The Company is party to certain cross-currency swap agreements with a notional amount of 250 million euro to effectively convert a portion of our fixed-rate U.S. dollar denominated term loans, including the monthly interest payments, to fixed-rate euro-denominated debt.  The swap agreements mature in May 2022.  The risk management objective is to manage foreign currency risk relating to net investments in certain European subsidiaries denominated in foreign currencies and reduce the variability in the functional currency cash flows of a portion of the Company’s term loans.  Changes in fair value of the derivative instruments are recognized in a component of Accumulated other comprehensive loss, to offset the changes in the values of the net investments being hedged.

Interest Rate Swaps

The primary purpose of the Company’s interest rate swap activities is to manage cash flow variability associated with our outstanding variable rate term loan debt.

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

As of December 29, 2018, the Company effectively had (i) a $450 million interest rate swap transaction that swaps a one-month variable LIBOR contract for a fixed annual rate of 2.000%, with an effective date in May 2017 and expiration in May 2022 and (ii) a $1 billion interest rate swap transaction that swaps a one-month variable LIBOR contract for a fixed annual rate of 2.808% with an effective date in June 2018 and expiration in September 2021.

The Company records the fair value positions of all derivative financial instruments on a net basis by counterparty for which a master netting arrangement is utilized.  Balances on a gross basis are as follows:

Derivatives Instruments	Hedge Designation	Balance Sheet Location	December 29, 2018	September 29, 2018
Cross-currency swaps	Designated	Other long-term liabilities	$3	$11
Interest rate swaps	Designated	Other assets	7	16
Interest rate swaps	Designated	Other long-term liabilities	10	—
Interest rate swaps	Not designated	Other long-term liabilities	—	1

The effect of the Company's derivative instruments on the Consolidated Statements of Income is as follows:

		Quarterly Period Ended
Derivatives instruments	Statement of Operations Location	December 29, 2018	December 30, 2017
Foreign currency swaps	Other (income) expense, net	$(4)	$2
Interest rate swaps	Interest expense, net	(2)	(1)

The amortization related to unrealized losses in Accumulated other comprehensive loss is expected to be $9 million in the next 12 months.

Non-recurring Fair Value Measurements

The Company has certain assets that are measured at fair value on a non-recurring basis when impairment indicators are present or when the Company completes an acquisition.  The Company adjusts certain long-lived assets to fair value only when the carrying values exceed the fair values.  The categorization of the framework used to value the assets is considered Level 3, due to the subjective nature of the unobservable inputs used to determine the fair value.  These assets that are subject to our annual impairment analysis primarily include our definite lived and indefinite lived intangible assets, including Goodwill and our property, plant and equipment.  The Company reviews Goodwill and other indefinite lived assets for impairment as of the first day of the fourth fiscal quarter each year and more frequently if impairment indicators exist.  The Company determined Goodwill and other indefinite lived assets were not impaired in our annual fiscal 2018 assessment.  No impairment indicators were identified in the current quarter.

Included in the following table are the major categories of assets measured at fair value on a non-recurring basis as of December 29, 2018 and September 29, 2018, along with the impairment loss recognized on the fair value measurement during the period:

	As of December 29, 2018
	Level 1	Level 2	Level 3	Total	Impairment
Indefinite-lived trademarks	$—	$—	$248	$248	$—
Goodwill	—	—	2,941	2,941	—
Definite lived intangible assets	—	—	1,054	1,054	—
Property, plant, and equipment	—	—	2,457	2,457	7
Total	$—	$—	$6,700	$6,700	$7

	As of September 29, 2018
	Level 1	Level 2	Level 3	Total	Impairment
Indefinite-lived trademarks	$—	$—	$248	$248	$—
Goodwill	—	—	2,944	2,944	—
Definite lived intangible assets	—	—	1,092	1,092	—
Property, plant, and equipment	—	—	2,488	2,488	—
Total	$—	$—	$6,772	$6,772	$—

The Company's financial instruments consist primarily of cash and cash equivalents, long-term debt, interest rate and cross-currency swap agreements, and capital lease obligations.  The book value of our long-term indebtedness exceeded fair value by $45 million as of December 29, 2018.  The Company's long-term debt fair values were determined using Level 2 inputs as other significant observable inputs were not available.

10.  Income Taxes

In December 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”).  The transitional impacts of the Tax Act resulted in a transition benefit of $95 million in the quarterly period ended December 30, 2017.  During the Quarter, the Company completed the accounting for the Tax Act, resulting in an immaterial change from fiscal 2018.

The effective tax rate was 21% for the quarterly period ended December 29, 2018 and was positively impacted by 2% from the share-based compensation excess tax benefit deduction, 1% from research and development credits, and other discrete items.  These favorable items were offset by increases of 4% from U.S. state income taxes and other discrete items.

11.  Operating Segments

The Company's operations are organized into three operating segments: Engineered Materials, Health, Hygiene & Specialties, and Consumer Packaging.  The structure is designed to align us with our customers, provide optimal service, and drive future growth in a cost efficient manner.  Selected information by reportable segment is presented in the following tables:

	Quarterly Period Ended
	December 29, 2018	December 30, 2017
Net sales:
Engineered Materials	$669	$648
Health, Hygiene & Specialties	702	577
Consumer Packaging	601	551
Total net sales	$1,972	$1,776
Operating income:
Engineered Materials	$94	$88
Health, Hygiene & Specialties	49	37
Consumer Packaging	33	38
Total operating income	$176	$163
Depreciation and amortization:
Engineered Materials	$31	$29
Health, Hygiene & Specialties	54	46
Consumer Packaging	53	54
Total depreciation and amortization	$138	$129

	December 29, 2018	September 29, 2018
Total assets:
Engineered Materials	$1,964	$1,998
Health, Hygiene & Specialties	3,811	3,913
Consumer Packaging	3,197	3,220
Total assets	$8,972	$9,131

Total goodwill:
Engineered Materials	$630	$633
Health, Hygiene & Specialties	903	902
Consumer Packaging	1,408	1,409
Total goodwill	$2,941	$2,944

Selected information by geography is presented in the following tables:

	Quarterly Period Ended
	December 29, 2018	December 30, 2017
Net sales:
North America	$1,605	$1,466
South America	96	74
Europe	204	170
Asia	67	66
Total net sales	$1,972	$1,776

	December 29, 2018	September 29, 2018
Long-lived assets:
North America	$5,685	$5,764
South America	332	320
Europe	451	463
Asia	298	299
Total long-lived assets:	$6,766	$6,846

Selected information by product line is presented in the following tables:

	Quarterly Period Ended
	December 29, 2018	December 30, 2017
Net sales:
Performance Materials	39	43
Engineered Products	61	57
Engineered Materials	100%	100%

Health	18	19
Hygiene	52	44
Specialties	30	37
Health, Hygiene & Specialties	100%	100%

Rigid Open Top	44	43
Rigid Closed Top	56	57
Consumer Packaging	100%	100%

12.  Contingencies and Commitments

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

13.  Share Repurchase Program

In fiscal 2018, the Company announced a $500 million share repurchase program.  Berry may repurchase shares through the open market, privately negotiated transactions, or other programs, subject to market conditions.  This authorization has no expiration date and may be suspended at any time.

During the quarterly period ended December 29, 2018, the Company repurchased approximately 1,132 thousand shares for $54 million.  As of December 29, 2018, $412 million of authorized share repurchases remain available to the Company.

14.  Basic and Diluted Net Income Per Share

Basic net income per share is calculated by dividing the net income attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for common stock equivalents.  Diluted net income per share is calculated by dividing the net income attributable to common stockholders by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method and the if-converted method.  For purposes of this calculation, stock options are considered to be common stock equivalents and are only included in the calculation of diluted net income per share when their effect is dilutive.  For the three months ended December 29, 2018, 3 million shares were excluded from the diluted net income per share calculation as their effect would be anti-dilutive.

The following tables provide a reconciliation of the numerator and denominator of the basic and diluted net income per share calculations:

	Quarterly Period Ended
(in millions, except per share amounts)	December 29, 2018	December 30, 2017
Numerator
Consolidated net income	$88	$163
Denominator
Weighted average common shares outstanding - basic	131.1	131.0
Dilutive shares	2.7	5.0
Weighted average common and common equivalent shares outstanding - diluted	133.8	136.0

Per common share income
Basic	$0.67	$1.24
Diluted	$0.66	$1.20

15.  Accumulated Other Comprehensive Loss

The components and activity of Accumulated other comprehensive loss are as follows:

	Currency Translation	Defined Benefit Pension and Retiree Health Benefit Plans	Interest Rate Swaps	Accumulated Other Comprehensive Loss
Balance at September 29, 2018	$(175)	$(13)	$32	$(156)
Other comprehensive income (loss) before reclassifications	(4)	—	(22)	(26)
Net amount reclassified from accumulated other comprehensive income (loss)	—	—	(2)	(2)
Provision for income taxes	—	—	7	7
Balance at December 29, 2018	$(179)	$(13)	$15	$(177)

	Currency Translation	Defined Benefit Pension and Retiree Health Benefit Plans	Interest Rate Swaps	Accumulated Other Comprehensive Loss
Balance at September 30, 2017	$(48)	$(16)	$(4)	$(68)
Other comprehensive income (loss) before reclassifications	(24)	(1)	14	(11)
Net amount reclassified from accumulated other comprehensive income (loss)	—	—	3	3
Provision for income taxes	—	—	(4)	(4)
Balance at December 30, 2017	$(72)	$(17)	$9	$(80)

16.  Guarantor and Non-Guarantor Financial Information

Berry Global, Inc. (“Issuer”) has notes outstanding which are fully, jointly, severally, and unconditionally guaranteed by its parent, Berry Global Group, Inc. (for purposes of this Note, “Parent”) and substantially all of Issuer’s domestic subsidiaries.  Separate narrative information or financial statements of the guarantor subsidiaries have not been included because they are 100% owned by Parent and the guarantor subsidiaries unconditionally guarantee such debt on a joint and several basis.  A guarantee of a guarantor subsidiary of the securities will terminate upon the following customary circumstances:  the sale of the capital stock of such guarantor if such sale complies with the indentures, the designation of such guarantor as an unrestricted subsidiary, the defeasance or discharge of the indenture or in the case of a restricted subsidiary that is required to guarantee after the relevant issuance date, if such guarantor no longer guarantees certain other indebtedness of the issuer.  The guarantees of the guarantor subsidiaries are also limited as necessary to prevent them from constituting a fraudulent conveyance under applicable law and any guarantees guaranteeing subordinated debt are subordinated to certain other of the Company’s debts.  Parent also guarantees the Issuer’s term loans and revolving credit facilities.  The guarantor subsidiaries guarantee our term loans and are co-borrowers under our revolving credit facility.  Presented below is condensed consolidating financial information for the Parent, Issuer, guarantor subsidiaries and non-guarantor subsidiaries.  The Issuer and guarantor financial information includes all of our domestic operating subsidiaries; our non-guarantor subsidiaries include our foreign subsidiaries, certain immaterial domestic subsidiaries and the unrestricted subsidiaries under the Issuer’s indentures.  The Parent uses the equity method to account for its ownership in the Issuer in the Condensed Consolidating Supplemental Financial Statements.  The Issuer uses the equity method to account for its ownership in the guarantor and non-guarantor subsidiaries.  All consolidating entries are included in the eliminations column along with the elimination of intercompany balances.

Condensed Supplemental Consolidated Statements of Income

	Quarterly Period Ended December 29, 2018
	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$141	$1,377	$454	$—	$1,972
Cost of goods sold	—	85	1,142	392	—	1,619
Selling, general and administrative	—	13	87	24	—	124
Amortization of intangibles	—	—	36	6	—	42
Restructuring and impairment charges	—	—	7	4	—	11
Operating income	—	43	105	28	—	176
Other expense (income), net	—	1	1	(2)	—	—
Interest expense, net	—	5	45	14	—	64
Equity in net income of subsidiaries	(112)	(67)	—	—	179	—
Income before income taxes	112	104	59	16	(179)	112
Income tax expense	24	16	—	8	(24)	24
Net income	$88	$88	$59	$8	$(155)	$88
Comprehensive net income	$88	$79	$59	$(4)	$(155)	$67

	Quarterly Period Ended December 30, 2017
	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$138	$1,225	$413	$—	$1,776
Cost of goods sold	—	106	989	352	—	1,447
Selling, general and administrative	—	12	80	25	—	117
Amortization of intangibles	—	—	31	7	—	38
Restructuring and impairment charges	—	—	7	4	—	11
Operating income (loss)	—	20	118	25	—	163
Other income, net	—	5	7	(3)	—	9
Interest expense, net	—	5	43	14	—	62
Equity in net income of subsidiaries	(92)	(72)	—	—	164	—
Income before income taxes	92	82	68	14	(164)	92
Income tax expense	(71)	(81)	—	10	71	(71)
Net income	$163	$163	$68	$4	$(235)	$163
Comprehensive net income	$163	$160	$68	$(5)	$(235)	$151

Condensed Supplemental Consolidated Balance Sheets

	December 29, 2018
	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Current assets	—	214	1,243	749	—	2,206
Intercompany receivable	248	1,878	—	28	(2,154)	—
Property, plant, and equipment, net	—	79	1,660	718	—	2,457
Other assets	1,593	6,326	4,808	486	(8,904)	4,309
Total assets	$1,841	$8,497	$7,711	$1,981	$(11,058)	$8,972

Current liabilities	18	248	621	292	—	1,179
Intercompany payable	—	—	2,154	—	(2,154)	—
Other long-term liabilities	368	5,851	58	61	—	6,338
Stockholders' equity	1,455	2,398	4,878	1,628	(8,904)	1,455
Total liabilities and stockholders' equity	$1,841	$8,497	$7,711	$1,981	$(11,058)	$8,972

	September 29, 2018
	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Current assets	—	249	1,240	796	—	2,285
Intercompany receivable	296	1,907	—	49	(2,252)	—
Property, plant and equipment, net	—	79	1,684	725	—	2,488
Other assets	1,544	6,247	4,849	487	(8,769)	4,358
Total assets	$1,840	$8,482	$7,773	$2,057	$(11,021)	$9,131

Current liabilities	18	218	635	366	—	1,237
Intercompany payable	—	—	2,252	—	(2,252)	—
Other long-term liabilities	388	5,945	68	59	—	6,460
Stockholders' equity	1,434	2,319	4,818	1,632	(8,769)	1,434
Total liabilities and stockholders' equity	$1,840	$8,482	$7,773	$2,057	$(11,021)	$9,131

Condensed Supplemental Consolidated Statements of Cash Flows

	Quarterly Period Ended December 29, 2018
	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash Flow from Operating Activities	$—	$55	$155	$(49)	$—	$161
Cash Flow from Investing Activities
Additions to property, plant, and equipment	—	—	(59)	(16)	—	(75)
Proceeds from sale of assets	—	—	—	—	—	—
(Contributions) distributions to/from subsidiaries	47	(47)	—	—	—	—
Intercompany advances (repayments)	—	38	—	—	(38)	—
Net cash from investing activities	47	(9)	(59)	(16)	(38)	(75)

Cash Flow from Financing Activities
Repayments on long-term borrowings	—	(108)	(2)	—	—	(110)
Proceeds from issuance of common stock	5	—	—	—	—	5
Repurchase of common stock	(52)	—	—	—	—	(52)
Payment of tax receivable agreement	(16)	—	—	—	—	(16)
Changes in intercompany balances	16	—	(93)	39	38	—
Net cash from financing activities	(47)	(108)	(95)	39	38	(173)

Effect of exchange rate changes on cash	—	—	—	(1)	—	(1)

Net change in cash	—	(62)	1	(27)	—	(88)
Cash and cash equivalents at beginning of period	—	133	4	244	—	381
Cash and cash equivalents at end of period	$—	$71	$5	$217	$—	$293

	Quarterly Period Ended December 30, 2017
	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash Flow from Operating Activities	$—	$35	$139	$(21)	$—	$153
Cash Flow from Investing Activities
Additions to property, plant, and equipment	—	(3)	(61)	(30)	—	(94)
Proceeds from sale of assets	—	—	—	3	—	3
(Contributions) distributions to/from subsidiaries	(4)	4	—	—	—	—
Intercompany advances (repayments)	—	69	—	—	(69)	—
Other investing activities, net	—	—	—	—	—	—
Net cash from investing activities	(4)	70	(61)	(27)	(69)	(91)

Cash Flow from Financing Activities
Repayments on long-term borrowings	—	(106)	(2)	—	—	(108)
Proceeds from issuance of common stock	4	—	—	—	—	4
Payment of tax receivable agreement	(37)	—	—	—	—	(37)
Changes in intercompany balances	37	—	(86)	(20)	69	—
Net cash from financing activities	4	(106)	(88)	(20)	69	(141)

Effect of exchange rate changes on cash	—	—	—	1	—	1

Net change in cash	—	(1)	(10)	(67)	—	(78)
Cash and cash equivalents at beginning of period	—	18	12	276	—	306
Cash and cash equivalents at end of period	$—	$17	$2	$209	$—	$228

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in our most recent Form 10-K in the section titled "Risk Factors" and other risk factors identified from time to time in our periodic filings with the Securities and Exchange Commission.  As a result, our actual results may differ materially from those contained in any forward-looking statements.  The forward-looking statements referenced within this report should be read with the explanation of the qualifications and limitations included herein.  Fiscal 2018 and fiscal 2019 are fifty-two week periods.

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

Laddawn, Inc.

In August 2018, the Company acquired Laddawn, Inc. ("Laddawn") for a purchase price of $242 million, which is preliminary and subject to adjustment.  Laddawn is a custom bag and film manufacturer with a unique-to-industry e-commerce sales platform.  Laddawn reported $145 million in net sales for the twelve months ended July 31, 2018, and is operated in our Engineered Materials segment.  The Company expects to realize annual cost synergies of $5 million with full realization in fiscal 2019.  To finance the purchase, the Company used existing liquidity.

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

	Polyethylene Butene Film			Polypropylene
	2019	2018	2017	2019	2018	2017
1st quarter	$.64	$.68	$.56	$.76	$.71	$.56
2nd quarter	—	.69	.58	—	.75	.67
3rd quarter	—	.68	.60	—	.76	.61
4th quarter	—	.66	.62	—	.85	.62

Due to differences in the timing of passing through resin cost changes to our customers on escalator/de-escalator programs, segments are negatively impacted in the short term when plastic resin costs increase and are positively impacted when plastic resin costs decrease. This timing lag in passing through raw material cost changes could affect our results as plastic resin costs fluctuate.

Outlook.  The Company is affected by general economic and industrial growth, plastic resin availability and affordability, and general industrial production.  Our business has both geographic and end-market diversity, which reduces the effect of any one of these factors on our overall performance.  Our results are affected by our ability to pass through raw material and other cost changes to our customers, improve manufacturing productivity and adapt to volume changes of our customers.  We believe there are long term growth opportunities within the health, pharmaceuticals, personal care and food packaging markets existing outside of North America, especially in Asia, where expected per capita consumption increases should result in organic market growth.  We continue to believe that long term dynamics of resin markets will be advantageous. Planned capacity expansions in polyethylene in North America and recent declines in global oil should benefit the Company.  For fiscal 2019, we project cash flow from operations and adjusted free cash flow of $1,036 million and $670 million, respectively.  The $670 million of adjusted free cash flow includes $350 million of capital spending and $16 million of payments under our tax receivable agreement.  Within our adjusted free cash flow guidance, we are also assuming cash taxes of $149 million, cash interest costs of $270 million, and other cash uses of $45 million related to changes in working capital and items such as acquisition integration expenses and costs to achieve synergies.  For the definition of Adjusted free cash flow and further information related to Adjusted free cash flow as a non-GAAP financial measure, see “Liquidity and Capital Resources.”

Results of Operations

Comparison of the Quarterly Period Ended December 29, 2018 (the "Quarter") and the Quarterly Period Ended December 30, 2017 (the "Prior Quarter")

Acquisition sales and operating income disclosed within this section represents the results from acquisitions for the current period.  Business integration expenses consist of restructuring and impairment charges, acquisition related costs, and other business optimization costs.  Tables present dollars in millions.

Consolidated Overview
	Quarter	Prior Quarter	$ Change	% Change
Net sales	$1,972	$1,776	$196	11%
Operating income	$176	$163	$13	8%
Operating income percentage of net sales	9%	9%

The net sales increase of $196 million from Prior Quarter is primarily attributed to acquisition net sales of $158 million and organic sales growth of $49 million, partially offset by an $11 million unfavorable impact from foreign currency changes.  The organic sales growth is primarily attributed to increased selling prices of $82 million due to the pass through of higher cost of goods sold, partially offset by a 2% volume decline.

The operating income increase of $13 million from Prior Quarter is primarily attributed to a $10 million decrease in business integration costs, a $6 million decrease in depreciation and amortization, acquisition operating income of $3 million, and a $3 million impact from improvement in price cost spread.  These increases are partially offset by a $4 million unfavorable impact from volume and a $4 million unfavorable impact from foreign currency changes.

Engineered Materials
	Quarter	Prior Quarter	$ Change	% Change
Net sales	$669	$648	$21	3%
Operating income	$94	$88	$6	7%
Percentage of net sales	14%	14%

Net sales in the Engineered Materials segment increased by $21 million from Prior Quarter primarily attributed to acquisition net sales of $35 million, partially offset by an organic sales decline of $13 million.  The organic sales decline is primarily attributed to a 3% volume decline as the result of strong volumes in the Prior Quarter, offset by increased selling prices of $8 million due to the pass through of higher cost of goods sold.

The operating income increase of $6 million from Prior Quarter is primarily attributed to a $6 million impact from improvement in price cost spread and a $3 million decrease in depreciation and amortization, partially offset by a negative $3 million impact from volume.

Health, Hygiene & Specialties
	Quarter	Prior Quarter	$ Change	% Change
Net sales	$702	$577	$125	22%
Operating income	$49	$37	$12	32%
Percentage of net sales	7%	6%

Net sales in the Health, Hygiene & Specialties segment increased by $125 million from Prior Quarter primarily attributed to acquisition net sales of $123 million and organic sales growth of $12 million, partially offset by a $10 million unfavorable impact from foreign currency changes.  The organic sales growth is primarily attributed to increased selling prices of $39 million due to the pass through of higher cost of goods sold, partially offset by a 5% volume decline as a result of general market softness in hygiene and specialties.

The operating income increase of $12 million from Prior Quarter is primarily attributed to a $10 million decrease in business integration costs, a $6 million impact from improvement in price cost spread, acquisition operating income of $3 million, and a $2 million decrease in depreciation and amortization.  These increases are partially offset by a negative $5 million impact from volume and a $3 million unfavorable impact from foreign currency changes.

Consumer Packaging
	Quarter	Prior Quarter	$ Change	% Change
Net sales	$601	$551	$50	9%
Operating income	$33	$38	$(5)	(13%)
Percentage of net sales	5%	7%

Net sales in the Consumer Packaging segment increased by $50 million from Prior Quarter primarily attributed to organic sales growth.  The organic sales growth is primarily attributed to increased selling prices of $35 million due to the pass through of higher cost of goods sold and a 3% volume improvement.

The operating income decrease of $5 million from Prior Quarter is primarily attributed to a negative $9 million impact from under recovery of higher cost of goods sold, partially offset by a favorable $4 million impact from volume.

Other (income) expense, net
	Quarter	Prior Quarter	$ Change	% Change
Other (income) expense, net	$—	$9	$(9)	100%

The other (income) expense, net decrease of $9 million from Prior Quarter is primarily attributed to favorable foreign currency changes related to the remeasurement of non-operating intercompany balances.

Interest expense, net
	Quarter	Prior Quarter	$ Change	% Change
Interest expense, net	$64	$62	$2	3%

The interest expense increase of $2 million from Prior Quarter is primarily attributed to additional expenses from the $500 million 4.5% second priority senior secured notes used to fund the Clopay acquisition, partially offset by lower interest as a result of repayments on long-term borrowings in fiscal 2018.

Income tax expense (benefit)
	Quarter	Prior Quarter	$ Change	% Change
Income tax expense (benefit)	$24	$(71)	$95	(134%)

The income tax expense (benefit) decrease of $95 million from Prior Quarter is primarily attributed to an increase in income before taxes and the $95 million provisional transition benefit recorded in the Prior Quarter as a result of U.S. tax reform.  The effective tax rate was 21% for the Quarter and was positively impacted by 2% from the share-based compensation excess tax benefit deduction, 1% from research and development credits, and other discrete items.  These favorable items were offset by increases of 4% from U.S. state income taxes and other discrete items.

Changes in Comprehensive Income

The $84 million decrease in Comprehensive income from Prior Quarter is primarily attributed to a $75 million decline in Net income and a $30 million decrease in the fair value of interest rate hedges, net of tax, partially offset by a $20 million increase in currency translation.  Currency translation gains are primarily related to non-U.S. subsidiaries with a functional currency other than the U.S. Dollar whereby assets and liabilities are translated from the respective functional currency into U.S. Dollars using period-end exchange rates.  The change in currency translation was primarily attributed to locations utilizing the Euro, Brazilian Real, and Canadian Dollar as their functional currency.  As part of the overall risk management, the Company uses derivative instruments to reduce exposure to changes in interest rates attributed to the Company’s floating-rate borrowings and records changes to the fair value of these instruments in Accumulated other comprehensive loss.  The change in fair value of these instruments in fiscal 2019 versus fiscal 2018 is primarily attributed to a change in the forward interest curve between measurement dates.

Liquidity and Capital Resources

Senior Secured Credit Facility

We manage our global cash requirements considering (i) available funds among the many subsidiaries through which we conduct business, (ii) the geographic location of our liquidity needs, and (iii) the cost to access international cash balances.  We have a $750 million asset-based revolving line of credit that matures in May 2020.  At the end of the Quarter, the Company had no outstanding balance on the revolving credit facility.  The Company was in compliance with all covenants at the end of the Quarter (see Note 8).

Cash Flows

Net cash from operating activities increased $8 million from the Prior Quarter primarily attributed to improved net income before depreciation, amortization and deferred income taxes, partially offset by an increase in working capital.

Net cash used in investing activities decreased $16 million from the Prior Quarter primarily attributed to decreased capital expenditures compared to the Prior Quarter.

Net cash used in financing activities increased $32 million from the Prior Quarter primarily attributed to share repurchases, partially offset by lower tax receivable agreement payments.

Share Repurchases

We repurchased $54 million of our common stock in the Quarter. Share repurchases were completed using existing liquidity.

Adjusted Free Cash Flow

We define "Adjusted free cash flow" as cash flow from operating activities less net additions to property, plant and equipment and payments of the tax receivable agreement.

Based on our definition, our consolidated adjusted free cash flow is summarized as follows:

	Quarterly Period Ended
	December 29, 2018	December 30, 2017
Cash flow from operating activities	$161	$153
Additions to property, plant and equipment, net	(75)	(91)
Payments of tax receivable agreement	(16)	(37)
Adjusted free cash flow	$70	$25

Adjusted free cash flow, as presented in this document, is a supplemental financial measure that is not required by, or presented in accordance with, generally accepted accounting principles in the U.S. ("GAAP").  Adjusted free cash flow is not a GAAP financial measure and should not be considered as an alternative to cash flow from operating activities or any other measure determined in accordance with GAAP.   We use Adjusted free cash flow as a measure of liquidity because it assists us in assessing our company’s ability to fund its growth through its generation of cash, and believe it is useful to investors for such purpose. In addition, Adjusted free cash flow and similar measures are widely used by investors, securities analysts and other interested parties in our industry to measure a company's liquidity.  Adjusted free cash flow may be calculated differently by other companies, including other companies in our industry, limiting its usefulness as a comparative measure.

Liquidity Outlook

At December 29, 2018, our cash balance was $293 million, of which approximately 75% was located outside the U.S.  We believe our existing U.S. based cash and cash flow from U.S. operations, together with available borrowings under our senior secured credit facilities, will be adequate to meet our liquidity needs over the next twelve months.  We do not expect our free cash flow to be sufficient to cover all long-term debt obligations and intend to refinance these obligations prior to maturity.  However, we cannot predict our future results of operations and our ability to meet our obligations involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section of our most recent Form 10-K filed with the Securities and Exchange Commission and in this Form 10-Q, if any.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

We are exposed to market risk from changes in interest rates primarily through our senior secured credit facilities.  As of December 29, 2018, our senior secured credit facilities are comprised of (i) $3.6 billion term loans and (ii) a $750 million revolving credit facility with no borrowings outstanding.  Borrowings under our senior secured credit facilities bear interest at a rate equal to an applicable margin plus LIBOR.  The applicable margin for LIBOR rate borrowings under the revolving credit facility ranges from 1.25% to 1.75%, and the margin for the term loans range from 1.75% to 2.00% per annum.  As of December 29, 2018, the LIBOR rate of approximately 2.50% was applicable to the term loans.  A 0.25% change in LIBOR would increase our annual interest expense by $5 million on variable rate term loans.

We seek to minimize interest rate volatility risk through regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. These financial instruments are not used for trading or other speculative purposes. As of December 29, 2018, the Company effectively had (i) a $450 million interest rate swap transaction that swaps a one-month variable LIBOR contract for a fixed annual rate of 2.000%, with an effective date in May 2017 and expiration in May 2022 and (ii) a $1 billion interest rate swap transaction that swaps a one-month variable LIBOR contract for a fixed annual rate of 2.808% with an effective date in June 2018 and expiration in September 2021.

Foreign Currency Exchange Rates

As a global company, we face foreign currency risk exposure from fluctuating currency exchange rates, primarily the U.S. dollar against the euro, Brazilian real, Argentine peso, Chinese renminbi, Canadian dollar and Mexican peso.  Significant fluctuations in currency rates can have a substantial impact, either positive or negative, on our revenue, cost of sales, and operating expenses.  Currency translation gains and losses are primarily related to non-U.S. subsidiaries with a functional currency other than U.S. dollars whereby assets and liabilities are translated from the respective functional currency into U.S. dollars using period-end exchange rates and impact our Comprehensive income.  A 10% decline in foreign currency exchange rates would have a negative $6 million impact on our annual Net income.

The Company is party to certain cross-currency swap agreements with a notional amount of 250 million euro to effectively convert a portion of our fixed-rate U.S. dollar denominated term loans, including the monthly interest payments, to fixed-rate euro-denominated debt.  The swap agreements mature May 2022.  The risk management objective is to manage foreign currency risk relating to net investments in certain European subsidiaries denominated in foreign currencies and reduce the variability in the functional currency cash flows of a portion of the Company’s term loans.  In the future, we may attempt to manage our foreign currency risk on our anticipated cash movements by entering into foreign currency forward contracts to offset potential foreign exchange gains or losses.

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

The Company's management, with the participation of the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures as of December 29, 2018.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 29, 2018, the design and operation of our disclosure controls and procedures were effective at the reasonable assurance level.

(b) Changes in internal controls.

There were no changes in our internal control over financial  reporting that occurred during the quarter ended December 29, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.  Other Information

Item 1.  Legal Proceedings

There have been no material changes in legal proceedings from the items disclosed in our Form 10-K filed with the Securities and Exchange Commission.

Item 1A.  Risk Factors

Before investing in our securities, we recommend that investors carefully consider the risks described in our most recent Form 10-K filed with the Securities and Exchange Commission, including those under the heading "Risk Factors" and other information contained in this Quarterly Report.  Realization of any of these risks could have a material adverse effect on our business, financial condition, cash flows and results of operations.  There were not material changes to the Company's risk factors as described in our most recent Form 10-K filed with the Securities and Exchange Commission.

Forward-looking Statements and Other Factors Affecting Future Results.

All forward-looking information and subsequent written and oral forward-looking statements attributable to us, or to persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. Some of the factors that we believe could affect our results include:

●	risks associated with our substantial indebtedness and debt service;
●	changes in prices and availability of resin and other raw materials and our ability to pass on changes in raw material prices on a timely basis;
●	performance of our business and future operating results;
●	risks related to acquisitions and integration of acquired businesses;
●	reliance on unpatented proprietary know-how and trade secrets;
●	increases in the cost of compliance with laws and regulations, including environmental, safety, and production and product laws and regulations;
●	risks related to disruptions in the overall economy and the financial markets that may adversely impact our business;
●	risk of catastrophic loss of one of our key manufacturing facilities, natural disasters, and other unplanned business interruptions;
●	risks related to market acceptance of our developing technologies and products;
●	general business and economic conditions, particularly an economic downturn;
●	risks that our restructuring programs may entail greater implementation costs or result in lower cost savings than anticipated;
●	ability of our insurance to fully cover potential exposures;
●	risks of competition, including foreign competition, in our existing and future markets;
●	new legislation or new regulations and the Company's corresponding interpretations of either may affect our business and consolidated financial condition and results of operations; and
●	the other factors discussed in our most recent Form 10-K and in this Form 10-Q in the section titled "Risk Factors."

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Repurchases of Equity Securities

In August 2018, the Company announced a $500 million share repurchase program that has no expiration date and may be suspended at any time.  The following table summarizes the Company's repurchases of its common stock during the Quarterly Period ended December 29, 2018.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Dollar Value of Shares that May Yet be Purchased Under the Program (in millions)
Fiscal October	212,328	$44.02	212,328	$456
Fiscal November	139,094	49.72	139,094	449
Fiscal December	781,015	47.86	781,015	412
Total	1,132,437	$47.37	1,132,437	$412

Item 6.  Exhibits

Exhibit No.	Description of Exhibit
31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.
32.1*	Section 1350 Certification of the Chief Executive Officer.
32.2*	Section 1350 Certification of the Chief Financial Officer.
101.	Interactive Data Files.

*	Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Berry Global Group, Inc.

February 1, 2019	By:	/s/ Mark W. Miles
Mark W. Miles
Chief Financial Officer