Form 10-Q
period 2019-03-30
BERRY GLOBAL GROUP INC
filed 2019-05-02
CIK 1378992

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 30, 2019
Commission File Number 001-35672

BERRY GLOBAL GROUP, INC.

A Delaware corporation	101 Oakley Street, Evansville, Indiana, 47710 (812) 424-2904	IRS employer identification number 20-5234618

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act") during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☒ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒   Accelerated filer  ☐  Non-accelerated filer  ☐ Smaller reporting company ☐    Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐ No  ☒

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	BERY	New York Stock Exchange

There were 131.6 million shares of common stock outstanding at May 2, 2019.

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
For Quarterly Period Ended March 30, 2019

Part I. Financial Information

Item 1.	Financial Statements

Berry Global Group, Inc.
Consolidated Statements of Income
(Unaudited)
(in millions of dollars, except per share amounts)

	Quarterly Period Ended		Two Quarterly Periods Ended
	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018
Net sales	$1,950	$1,967	$3,922	$3,743
Costs and expenses:
Cost of goods sold	1,578	1,596	3,197	3,043
Selling, general and administrative	143	130	267	247
Amortization of intangibles	39	38	81	76
Restructuring and impairment charges	5	15	16	26
Operating income	185	188	361	351
Other expense, net	23	5	23	14
Interest expense, net	66	66	130	128
Income before income taxes	96	117	208	209
Income tax expense (benefit)	22	27	46	(44)
Net income	$74	$90	$162	$253

Net income per share:
Basic	$0.57	$0.69	$1.24	$1.93
Diluted	0.55	0.66	1.21	1.86
Outstanding weighted-average shares:
Basic	130.5	131.3	130.8	131.0
Diluted	133.8	135.8	133.9	135.9

Consolidated Statements of Comprehensive Income
(Unaudited)
(in millions of dollars)

	Quarterly Period Ended		Two Quarterly Periods Ended
	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018
Net income	$74	$90	$162	$253
Currency translation	6	7	2	(17)
Pension and other postretirement benefits	—	—	—	(1)
Interest rate hedges	(20)	23	(43)	41
Provision for income taxes	5	(6)	11	(11)
Other comprehensive income (loss), net of tax	(9)	24	(30)	12
Comprehensive income	$65	$114	$132	$265

See notes to consolidated financial statements.

Berry Global Group, Inc.
Consolidated Balance Sheets
(in millions of dollars)

	March 30, 2019	September 29, 2018
Assets	(Unaudited)

Current assets:
Cash and cash equivalents	$353	$381
Accounts receivable (less allowance of $14 and $13, respectively)	907	941
Inventories:
Finished goods	557	503
Raw materials and supplies	372	384
	929	887
Prepaid expenses and other current assets	78	76
Total current assets	2,267	2,285
Property, plant, and equipment, net	2,449	2,488
Goodwill and intangible assets, net	4,201	4,284
Other assets	67	74
Total assets	$8,984	$9,131

Liabilities

Current liabilities:
Accounts payable	$657	$783
Accrued expenses and other current liabilities	433	416
Current portion of long-term debt	37	38
Total current liabilities	1,127	1,237
Long-term debt, less current portion	5,690	5,806
Deferred income taxes	346	365
Other long-term liabilities	290	289
Total liabilities	7,453	7,697

Stockholders' equity

Common stock (130.9 and 131.4 million shares issued, respectively)	1	1
Additional paid-in capital	901	867
Non-controlling interest	3	3
Retained earnings	812	719
Accumulated other comprehensive loss	(186)	(156)
Total stockholders' equity	1,531	1,434
Total liabilities and stockholders' equity	$8,984	$9,131

See notes to consolidated financial statements.

Berry Global Group, Inc.
Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)
(in millions of dollars)

Quarterly Period Ended	Common Stock	Additional Paid-in Capital	Non-Controlling Interest	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at December 30, 2017	$1	$831	$3	$(80)	$419	$1,174
Share-based compensation expense	—	10	—	—	—	10
Proceeds from issuance of common stock	—	8	—	—	—	8
Interest rate hedges, net of tax	—	—	—	17	—	17
Net income attributable to the Company	—	—	—	—	90	90
Currency translation	—	—	—	7	—	7
Pension	—	—	—	—	—	—
Balance at March 31, 2018	$1	$849	$3	$(56)	$509	$1,306

Balance at December 29, 2018	$1	$873	$3	$(177)	$755	$1,455
Share-based compensation expense	—	14	—	—	—	14
Proceeds from issuance of common stock	—	15	—	—	—	15
Common stock repurchased and retired	—	(1)	—	—	(17)	(18)
Interest rate hedges, net of tax	—	—	—	(15)	—	(15)
Net income attributable to the Company	—	—	—	—	74	74
Currency translation	—	—	—	6	—	6
Balance at March 30, 2019	$1	$901	$3	$(186)	$812	$1,531

Two Quarterly Periods Ended	Common Stock	Additional Paid-in Capital	Non-Controlling Interest	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at September 30, 2017	$1	$823	$3	$(68)	$256	$1,015
Share-based compensation expense	—	14	—	—	—	14
Proceeds from issuance of common stock	—	12	—	—	—	12
Interest rate hedges, net of tax	—	—	—	30	—	30
Net income attributable to the Company	—	—	—	—	253	253
Currency translation	—	—	—	(17)	—	(17)
Pension	—	—	—	(1)	—	(1)
Balance at March 31, 2018	$1	$849	$3	$(56)	$509	$1,306

Balance at September 29, 2018	$1	$867	$3	$(156)	$719	$1,434
Share-based compensation expense	—	17	—	—	—	17
Proceeds from issuance of common stock	—	20	—	—	—	20
Common stock repurchased and retired	—	(3)	—	—	(69)	(72)
Interest rate hedges, net of tax	—	—	—	(32)	—	(32)
Net income attributable to the Company	—	—	—	—	162	162
Currency translation	—	—	—	2	—	2
Balance at March 30, 2019	$1	$901	$3	$(186)	$812	$1,531

See notes to consolidated financial statements.

Berry Global Group, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(in millions of dollars)

	Two Quarterly Periods Ended
	March 30, 2019	March 31, 2018
Cash Flows from Operating Activities:
Net income	$162	$253
Adjustments to reconcile net cash provided by operating activities:
Depreciation	189	185
Amortization of intangibles	81	76
Non-cash interest	(3)	4
Loss on foreign exchange forward contracts	18	—
Deferred income tax	(2)	(102)
Share-based compensation expense	17	14
Other non-cash operating activities, net	10	12
Changes in working capital	(138)	(191)
Changes in other assets and liabilities	(3)	34
Net cash from operating activities	331	285

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(167)	(184)
Proceeds from sale of assets	—	3
Acquisition of business, net of cash acquired	—	(474)
Net cash from investing activities	(167)	(655)

Cash Flows from Financing Activities:
Proceeds from long-term borrowings	—	497
Repayments on long-term borrowings	(122)	(117)
Proceeds from issuance of common stock	20	12
Repurchase of common stock	(74)	—
Payment of tax receivable agreement	(16)	(37)
Debt financing costs	—	(1)
Net cash from financing activities	(192)	354
Effect of exchange rate changes on cash	—	1
Net change in cash	(28)	(15)
Cash and cash equivalents at beginning of period	381	306
Cash and cash equivalents at end of period	$353	$291

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

Leases

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements.  Under the new standard, the lessee of an operating lease will be required to do the following: 1) recognize a right-of-use asset and a lease liability in the statement of financial position, 2) recognize a single lease cost allocated over the lease term generally on a straight-line basis, and 3) classify all cash payments within operating activities on the statement of cash flows.  Companies are required to adopt this standard using a modified retrospective transition method.  Amendments in this standard are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company established a cross-functional implementation team that is progressing through inventorying its lease contracts and developing business processes and internal controls to ensure we meet the reporting and disclosure requirements of the new standard. The standard will be effective for the Company beginning fiscal 2020.

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

Our rebate programs are individually negotiated with customers and contain a variety of different terms and conditions.  Certain rebates are calculated as flat percentages of purchases, while others included tiered volume incentives.  These rebates may be payable monthly, quarterly, or annually.  The calculation of the accrued rebate balance involves management estimates, especially where the terms of the rebate involve tiered volume levels that require estimates of expected annual sales.  These provisions are based on estimates derived from current program requirements and historical experience.  The accrual for customer rebates was $56 million and $58 million at March 30, 2019 and September 29, 2018, respectively, and is included in Accrued expenses and other current liabilities.

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

4.  Acquisitions

RPC Group Plc

On March 8, 2019, the Company issued an announcement pursuant to Rule 2.7 of the UK City Code on Takeovers and Mergers disclosing the terms of an all-cash firm offer for the entire issued and to be issued share capital of RPC Group Plc (“RPC”).  Pursuant to the offer, RPC shareholders will be entitled to receive 793 pence in cash for each RPC share (implying a value of approximately £3.3 billion, or $4.3 billion using the exchange rate at the time of the offer). Aggregate consideration will be approximately £5.0 billion, or $6.5 billion, including refinancing of RPC’s net debt, using the exchange rate at the time of the offer. The Company has entered into certain foreign exchange forward contracts to partially mitigate its currency exchange rate risk associated with the GBP denominated purchase price. Refer to Note 9. Financial Instruments and Fair Value Measurements for further information.

On April 18, 2019, the requisite majority of RPC shareholders voted to approve the RPC transaction. The transaction remains subject to, among other things, receipt of antitrust clearances and satisfaction of other customary closing conditions.  Antitrust approvals have been obtained in the United States, Turkey, South Africa and the European Union. Filings for the other antitrust clearances required to be obtained to satisfy the other applicable conditions (in Mexico, Russia and China) have been made.

The Company expects to complete the RPC acquisition early in the third quarter of calendar year 2019. To finance the all-cash purchase, the Company intends to obtain permanent financing prior to the completion of the acquisition.

RPC is a leading plastic product design and engineering company that works responsibly across a broad range of industries from food to technical components, healthcare to industrial with total revenue of £3.7 billion for the twelve-month period ended March 31, 2018. It is a global business with 189 operating sites in 34 countries that are strategically placed to support customers on a local, national and international basis, as well as providing multi-site security of supply. RPC manufactures in five of the major polymer conversion processes (consisting of injection molding, blow molding, thermoforming, rotational molding and blown film extrusion) allowing RPC to produce innovative and sustainable value added products.

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

There were no amounts outstanding from financial institutions related to U.S. based programs at March 30, 2019 or September 29, 2018.  Gross amounts factored under these U.S. based programs at March 30, 2019 and September 29, 2018 were $203 million and $162 million, respectively.  The fees associated with transfer of receivables for all programs were not material for any of the periods presented.

6.  Restructuring and Impairment Charges

The Company incurred restructuring costs related to severance charges associated with acquisition integrations and facility exit costs.  The tables below set forth the significant components of the restructuring charges recognized, by segment:

	Quarterly Period Ended		Two Quarterly Periods Ended
	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018
Engineered Materials	$1	$2	$1	$2
Health, Hygiene & Specialties	2	12	12	22
Consumer Packaging	2	1	3	2
Consolidated	$5	$15	$16	$26

The table below sets forth the activity with respect to the restructuring accrual at March 30, 2019:

	Employee Severance and Benefits	Facility Exit Costs	Non-cash Impairment Charges	Total
Balance at September 29, 2018	$9	$4	$—	$13
Charges	6	3	7	16
Non-cash asset impairment	—	—	(7)	(7)
Cash payments	(11)	(2)	—	(13)
Balance at March 30, 2019	$4	$5	$—	$9

7.  Accrued Expenses, Other Current Liabilities and Other Long-Term Liabilities

The following table sets forth the totals included in Accrued expenses and other current liabilities on the Consolidated Balance Sheets:

	March 30, 2019	September 29, 2018
Employee compensation	$107	$113
Accrued taxes	73	72
Rebates	56	58
Interest	46	49
Derivative instruments	18	—
Tax receivable agreement obligation	12	16
Restructuring	9	13
Accrued operating expenses	112	95
	$433	$416

The following table sets forth the totals included in Other long-term liabilities on the Consolidated Balance Sheets:

	March 30, 2019	September 29, 2018
Uncertain tax positions	$70	$67
Deferred purchase price	44	40
Pension liability	42	45
Lease retirement obligation	40	39
Derivative instruments	21	12
Sale-lease back deferred gain	20	21
Transition tax	17	18
Tax receivable agreement obligation	12	23
Other	24	24
	$290	$289

8.  Long-Term Debt

Long-term debt consists of the following:

	Maturity Date	March 30, 2019	September 29, 2018
Term loan	February 2020(a)	$700	$800
Term loan	January 2021	814	814
Term loan	October 2022	1,545	1,545
Term loan	January 2024	490	493
Revolving line of credit	May 2020	—	—
5 1/2% Second Priority Senior Secured Notes	May 2022	500	500
6% Second Priority Senior Secured Notes	October 2022	400	400
5 1/8% Second Priority Senior Secured Notes	July 2023	700	700
4 1/2% Second Priority Senior Secured Notes	February 2026	500	500
Debt discounts and deferred fees		(38)	(43)
Capital leases and other	Various	116	135
Total long-term debt		5,727	5,844
Current portion of long-term debt		(37)	(38)
Long-term debt, less current portion		$5,690	$5,806

(a) The Company classifies the term loan as long-term based on our intent and ability (through the use of alternative financing including our revolving line of credit, if necessary) to refinance prior to its maturity date.

The Company was in compliance with all debt covenants for all periods presented.

Debt discounts and deferred financing fees are presented net of Long-term debt, less the current portion on the Consolidated Balance Sheets and are amortized to Interest expense, net through maturity.

During fiscal 2019, the Company has made $122 million of repayments on long-term borrowings using existing liquidity.

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

Foreign Exchange Forward Contracts — RPC Acquisition

In connection with the announced, proposed acquisition of RPC, the Company entered into certain foreign exchange forward contracts to partially mitigate the currency exchange rate risk associated with the GBP denominated purchase price.  At March 30, 2019, the Company had outstanding forward contracts totaling £2.7 billion and are expected to settle upon the closing of the transaction. For the quarter ended March 30, 2019, the Company recognized an unrealized loss of $18 million in Other expense, net in the Consolidated Statement of Income associated with the forward contracts.

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

As of March 30, 2019, the Company effectively had (i) a $450 million interest rate swap transaction that swaps a one-month variable LIBOR contract for a fixed annual rate of 2.000%, with an effective date in May 2017 and expiration in May 2022, (ii) a $1 billion interest rate swap transaction that swaps a one-month variable LIBOR contract for a fixed annual rate of 2.808% with an effective date in June 2018 and expiration in September 2021, and (iii) a $400 million interest rate swap transaction that swaps a one-month variable LIBOR contract for a fixed annual rate of 2.533% with an effective date in February 2019 and expiration in July 2023.

The Company records the fair value positions of all derivative financial instruments on a net basis by counterparty for which a master netting arrangement is utilized. The categorization of the framework used to value the instruments is considered Level 2, due to the analysis that incorporates observable market inputs including foreign currency spot and forward rates, various interest rate curves, and obtained from pricing data quoted by various banks, third party sources and foreign currency dealers. Balances on a gross basis are as follows:

Derivatives Instruments	Hedge Designation	Balance Sheet Location	March 30, 2019	September 29, 2018
Cross-currency swaps	Designated	Other assets	$6	$—
Cross-currency swaps	Designated	Other long-term liabilities	—	11
Interest rate swaps	Designated	Other assets	2	16
Interest rate swaps	Not designated	Other assets	—	—
Interest rate swaps	Designated	Other long-term liabilities	21	—
Interest rate swaps	Not designated	Other long-term liabilities	—	1
Foreign exchange forward contracts	Not designated	Other current liabilities	18	—

The effect of the Company's derivative instruments on the Consolidated Statements of Income is as follows:

		Quarterly Period Ended		Two Quarterly Periods Ended
Derivative Instruments	Statements of Income Location	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018
Cross-currency swaps	Interest expense, net	$(1)	$(1)	$(3)	$(2)
Foreign exchange forward contracts	Other expense, net	18	—	18	—
Interest rate swaps	Interest expense, net	(5)	1	(9)	3

The amortization related to unrealized losses in Accumulated other comprehensive loss is expected to be $7 million in the next 12 months.

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

Included in the following table are the major categories of assets measured at fair value on a non-recurring basis as of March 30, 2019 and September 29, 2018, along with the impairment loss recognized on the fair value measurement during the period:
	As of March 30, 2019
	Level 1	Level 2	Level 3	Total	Impairment
Indefinite-lived trademarks	$—	$—	$248	$248	$—
Goodwill	—	—	2,938	2,938	—
Definite lived intangible assets	—	—	1,015	1,015	—
Property, plant, and equipment	—	—	2,449	2,449	7
Total	$—	$—	$6,650	$6,650	$7

	As of September 29, 2018
	Level 1	Level 2	Level 3	Total	Impairment
Indefinite-lived trademarks	$—	$—	$248	$248	$—
Goodwill	—	—	2,944	2,944	—
Definite lived intangible assets	—	—	1,092	1,092	—
Property, plant, and equipment	—	—	2,488	2,488	—
Total	$—	$—	$6,772	$6,772	$-

The Company's financial instruments consist primarily of cash and cash equivalents, long-term debt, interest rate and cross-currency swap agreements, foreign exchange forward contracts, and capital lease obligations.  The book value of our marketable long-term indebtedness exceeded fair value by $10 million as of March 30, 2019.  The Company's long-term debt fair values were determined using Level 2 inputs as other significant observable inputs were not available.

10.  Income Taxes

In December 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”).  The transitional impacts of the Tax Act resulted in a transition benefit of $95 million in the six month period ended March 31, 2018.

The effective tax rate was 23% for the quarterly period ended March 30, 2019 and was positively impacted by 4% from the share-based compensation excess tax benefit deduction, 1% from research and development credits, and other discrete items.  These favorable items were offset by increases of 4% from U.S. state income taxes, 2% from foreign valuation allowance, and other discrete items.

The effective tax rate was 22% for the two quarterly periods ended March 30, 2019 and was positively impacted by 3% from the share-based compensation excess tax benefit, 1% from research and development credits, and other discrete items.  These favorable items were partially offset by increases of 4% from U.S. state taxes, 2% from foreign valuation allowance, and other discrete items.

11.  Operating Segments

The Company's operations are organized into three operating segments: Engineered Materials, Health, Hygiene & Specialties, and Consumer Packaging.  The structure is designed to align us with our customers, provide optimal service, and drive future growth in a cost efficient manner.  Selected information by reportable segment is presented in the following tables:

	Quarterly Period Ended		Two Quarterly Periods Ended
	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018
Net sales:
Engineered Materials	$628	$655	$1,297	$1,303
Health, Hygiene & Specialties	683	706	1,385	1,283
Consumer Packaging	639	606	1,240	1,157
Total net sales	$1,950	$1,967	$3,922	$3,743
Operating income:
Engineered Materials	$74	$94	$168	$182
Health, Hygiene & Specialties	57	41	106	78
Consumer Packaging	54	53	87	91
Total operating income	$185	$188	$361	$351
Depreciation and amortization:
Engineered Materials	$29	$27	$60	$56
Health, Hygiene & Specialties	50	49	104	95
Consumer Packaging	53	56	106	110
Total depreciation and amortization	$132	$132	$270	$261

	March 30, 2019	September 29, 2018
Total assets:
Engineered Materials	$1,997	$1,998
Health, Hygiene & Specialties	3,772	3,913
Consumer Packaging	3,215	3,220
Total assets	$8,984	$9,131

Total goodwill:
Engineered Materials	$630	$632
Health, Hygiene & Specialties	899	902
Consumer Packaging	1,409	1,410
Total goodwill	$2,938	$2,944

Selected information by geography is presented in the following tables:

	Quarterly Period Ended		Two Quarterly Periods Ended
	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018
Net sales:
North America	$1,595	$1,601	$3,200	$3,067
South America	88	80	184	154
Europe	210	226	414	396
Asia	57	60	124	126
Total net sales	$1,950	$1,967	$3,922	$3,743

	March 30, 2019	September 29, 2018
Long-lived assets:
North America	$5,653	$5,764
South America	327	320
Europe	437	463
Asia	300	299
Total Long-lived assets	$6,717	$6,846

Selected information by product line is presented in the following tables:

	Quarterly Period Ended		Two Quarterly Periods Ended
	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018
Net sales:
Performance Materials	40	45	39	46
Engineered Products	60	55	61	54
Engineered Materials	100%	100%	100%	100%

Health	17	18	17	19
Hygiene	51	43	52	43
Specialties	32	39	31	38
Health, Hygiene & Specialties	100%	100%	100%	100%

Rigid Open Top	43	41	44	42
Rigid Closed Top	57	59	56	58
Consumer Packaging	100%	100%	100%	100%

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

During the quarterly period ended March 30, 2019, the Company repurchased approximately 380 thousand shares for $18 million. For the two quarterly periods ended March 30, 2019, the Company repurchased approximately 1,512 thousand shares for $72 million. As of March 30, 2019, $393 million of authorized share repurchases remain available to the Company.

14.  Basic and Diluted Net Income Per Share

Basic net income per share is calculated by dividing the net income attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for common stock equivalents.  Diluted net income per share is calculated by dividing the net income attributable to common stockholders by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method and the if-converted method.  For purposes of this calculation, stock options are considered to be common stock equivalents and are only included in the calculation of diluted net income per share when their effect is dilutive.   For the three and six months ended March 30, 2019, 2 million and 5 million shares, respectively, were excluded from the diluted net income per share calculation as their effect would be anti-dilutive.

The following tables provide a reconciliation of the numerator and denominator of the basic and diluted net income per share calculations.

	Quarterly Period Ended		Two Quarterly Periods Ended
(in millions, except per share amounts)	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018
Numerator
Net income	$74	$90	$162	$253
Denominator
Weighted average common shares outstanding - basic	130.5	131.3	130.8	131.0
Dilutive shares	3.3	4.5	3.1	4.9
Weighted average common and common equivalent shares outstanding - diluted	133.8	135.8	133.9	135.9

Per common share income
Basic	$0.57	$0.69	$1.24	$1.93
Diluted	$0.55	$0.66	$1.21	$1.86

15.  Accumulated Other Comprehensive Loss

The components and activity of Accumulated other comprehensive loss are as follows:

Quarterly Period Ended	Currency Translation	Defined Benefit Pension and Retiree Health Benefit Plans	Interest Rate Swaps	Accumulated Other Comprehensive Loss
Balance at December 29, 2018	$(179)	$(13)	$15	$(177)
Other comprehensive income (loss) before reclassifications	6	—	(16)	(10)
Net amount reclassified from accumulated other comprehensive income (loss)	—	—	(4)	(4)
Provision for income taxes	—	—	5	5
Balance at March 30, 2019	$(173)	$(13)	$—	$(186)

	Currency Translation	Defined Benefit Pension and Retiree Health Benefit Plans	Interest Rate Swaps	Accumulated Other Comprehensive Loss
Balance at December 30, 2017	$(72)	$(17)	$9	$(80)
Other comprehensive income (loss) before reclassifications	7	—	21	28
Net amount reclassified from accumulated other comprehensive income (loss)	—	—	2	2
Provision for income taxes	—	—	(6)	(6)
Balance at March 31, 2018	$(65)	$(17)	$26	$(56)

Two Quarterly Periods Ended	Currency Translation	Defined Benefit Pension and Retiree Health Benefit Plans	Interest Rate Swaps	Accumulated Other Comprehensive Loss
Balance at September 29, 2018	$(175)	$(13)	$32	$(156)
Other comprehensive income (loss) before reclassifications	2	—	(38)	(36)
Net amount reclassified from accumulated other comprehensive income (loss)	—	—	(5)	(5)
Provision for income taxes	—	—	11	11
Balance at March 30, 2019	$(173)	$(13)	$—	$(186)

	Currency Translation	Defined Benefit Pension and Retiree Health Benefit Plans	Interest Rate Swaps	Accumulated Other Comprehensive Loss
Balance at September 30, 2017	$(48)	$(16)	$(4)	$(68)
Other comprehensive income (loss) before reclassifications	(17)	(1)	35	17
Net amount reclassified from accumulated other comprehensive income (loss)	—	—	6	6
Provision for income taxes	—	—	(11)	(11)
Balance at March 31, 2018	$(65)	$(17)	$26	$(56)

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

Condensed Supplemental Consolidated Balance Sheet

	March 30, 2019
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Current assets	$—	$258	$1,255	$754	$—	$2,267
Intercompany receivable	225	1,867	—	12	(2,104)	—
Property, plant, and equipment, net	—	79	1,659	711	—	2,449
Other assets	1,675	6,376	4,776	479	(9,038)	4,268
Total assets	$1,900	$8,580	$7,690	$1,956	$(11,142)	$8,984

Current liabilities	$12	$264	$581	$270	$—	$1,127
Intercompany payable	—	—	2,104	—	(2,104)	—
Other long-term liabilities	357	5,851	59	59	—	6,326
Stockholders' equity	1,531	2,465	4,946	1,627	(9,038)	1,531
Total liabilities and stockholders' equity	$1,900	$8,580	$7,690	$1,956	$(11,142)	$8,984

	September 29, 2018
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Current assets	$—	$249	$1,240	$796	$—	$2,285
Intercompany receivable	296	1,907	—	49	(2,252)	—
Property, plant and equipment, net	—	79	1,684	725	—	2,488
Other assets	1,544	6,247	4,849	487	(8,769)	4,358
Total assets	$1,840	$8,482	$7,773	$2,057	$(11,021)	$9,131

Current liabilities	$18	$218	$635	$366	$—	$1,237
Intercompany payable	—	—	2,252	—	(2,252)	—
Other long-term liabilities	388	5,945	68	59	—	6,460
Stockholders' equity	1,434	2,319	4,818	1,632	(8,769)	1,434
Total liabilities and stockholders' equity	$1,840	$8,482	$7,773	$2,057	$(11,021)	$9,131

Condensed Supplemental Consolidated Statements of Income

	Quarterly Period Ended March 30, 2019
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$137	$1,362	$451	$—	$1,950
Cost of goods sold	—	76	1,122	380	—	1,578
Selling, general and administrative	—	24	88	31	—	143
Amortization of intangibles	—	—	33	6	—	39
Restructuring and impairment charges	—	—	3	2	—	5
Operating income	—	37	116	32	—	185
Other expense (income), net	—	18	1	4	—	23
Interest expense, net	—	4	46	16	—	66
Equity in net income of subsidiaries	(96)	(70)	—	—	166	—
Income before income taxes	96	85	69	12	(166)	96
Income tax expense	22	11	—	11	(22)	22
Net income	$74	$74	$69	$1	$(144)	$74
Comprehensive net income	$74	$67	$69	$(1)	$(144)	$65

	Quarterly Period Ended March 31, 2018
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$139	$1,349	$479	$—	$1,967
Cost of goods sold	—	95	1,103	398	—	1,596
Selling, general and administrative	—	18	83	29	—	130
Amortization of intangibles	—	—	31	7	—	38
Restructuring and impairment charges	—	—	9	6	—	15
Operating income (loss)	—	26	123	39	—	188
Other income, net	—	—	—	5	—	5
Interest expense, net	—	4	45	17	—	66
Equity in net income of subsidiaries	(117)	(87)	—	—	204	—
Income before income taxes	117	109	78	17	(204)	117
Income tax expense	27	19	1	7	(27)	27
Net income	$90	$90	$77	$10	$(177)	$90
Comprehensive net income	$90	$94	$77	$30	$(177)	$114

	Two Quarterly Periods Ended March 30, 2019
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$278	$2,739	$905	$—	$3,922
Cost of goods sold	—	161	2,264	772	—	3,197
Selling, general and administrative	—	37	175	55	—	267
Amortization of intangibles	—	—	69	12	—	81
Restructuring and impairment charges	—	—	10	6	—	16
Operating income	—	80	221	60	—	361
Other expense (income), net	—	19	2	2	—	23
Interest expense, net	—	9	91	30	—	130
Equity in net income of subsidiaries	(208)	(137)	—	—	345	—
Income before income taxes	208	189	128	28	(345)	208
Income tax expense	46	27	—	19	(46)	46
Net income	$162	$162	$128	$9	$(299)	$162
Comprehensive net income	$162	$146	$128	$(5)	$(299)	$132

	Two Quarterly Periods Ended March 31, 2018
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$277	$2,574	$892	$—	$3,743
Cost of goods sold	—	201	2,092	750	—	3,043
Selling, general and administrative	—	30	163	54	—	247
Amortization of intangibles	—	—	62	14	—	76
Restructuring and impairment charges	—	—	16	10	—	26
Operating income	—	46	241	64	—	351
Other expense (income), net	—	5	7	2	—	14
Interest expense, net	—	9	88	31	—	128
Equity in net income of subsidiaries	(209)	(159)	—	—	368	—
Income before income taxes	209	191	146	31	(368)	209
Income tax expense	(44)	(62)	1	17	44	(44)
Net income	$253	$253	$145	$14	$(412)	$253
Comprehensive net income	$253	$254	$145	$25	$(412)	$265

Condensed Supplemental Consolidated Statements of Cash Flows

	Quarterly Period Ended March 30, 2019
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Cash Flow from Operating Activities	$—	$67	$281	$(17)	$—	$331
Cash Flow from Investing Activities
Additions to property, plant, and equipment	—	—	(141)	(26)	—	(167)
Proceeds from sale of assets	—	—	—	—	—	—
(Contributions) distributions to/from subsidiaries	54	(54)	—	—	—	—
Intercompany advances (repayments)	—	95	—	—	(95)	—
Net cash from investing activities	54	41	(141)	(26)	(95)	(167)

Cash Flow from Financing Activities
Repayments on long-term borrowings	—	(117)	(4)	(1)	—	(122)
Proceeds from issuance of common stock	20	—	—	—	—	20
Repurchase of common stock	(74)	—	—	—	—	(74)
Payment of tax receivable agreement	(16)	—	—	—	—	(16)
Changes in intercompany balances	16	—	(138)	27	95	—
Net cash from financing activities	(54)	(117)	(142)	26	95	(192)

Effect of exchange rate changes on cash	—	—	—	—	—	—

Net change in cash	—	(9)	(2)	(17)	—	(28)
Cash and cash equivalents at beginning of period	—	133	4	244	—	381
Cash and cash equivalents at end of period	$—	$124	$2	$227	$—	$353

	Quarterly Period Ended March 31, 2018
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Cash Flow from Operating Activities	$—	$14	$258	$13	$—	$285
Cash Flow from Investing Activities
Additions to property, plant, and equipment	—	(5)	(137)	(42)	—	(184)
Proceeds from sale of assets	—	—	—	3	—	3
(Contributions) distributions to/from subsidiaries	(12)	(462)	—	—	474	—
Intercompany advances (repayments)	—	137	—	—	(137)	—
Acquisition of business, net of cash acquired	—	—	(404)	(70)	—	(474)
Net cash from investing activities	(12)	(330)	(541)	(109)	337	(655)

Cash Flow from Financing Activities
Proceeds from long-term borrowings	—	497	—	—	—	497
Repayments on long-term borrowings	—	(113)	(4)	—	—	(117)
Proceeds from issuance of common stock	12	—	—	—	—	12
Payment of tax receivable agreement	(37)	—	—	—	—	(37)
Contribution from Parent	—	—	404	70	(474)	—
Debt financing costs	—	(1)	—	—	—	(1)
Changes in intercompany balances	37	—	(116)	(58)	137	—
Net cash from financing activities	12	383	284	12	(337)	354

Effect of exchange rate changes on cash	—	—	—	1	—	1

Net change in cash	—	67	1	(83)	—	(15)
Cash and cash equivalents at beginning of period	—	18	12	276	—	306
Cash and cash equivalents at end of period	$—	$85	$13	$193	$—	$291

17.  Subsequent Events

In April 2019, the Company (i) amended and extended its existing revolving line of credit from total capacity of $750 million maturing in May 2020 to $850 million maturing in April 2024 and (ii) completed term loan amendments required to complete the RPC acquisition. The term loan amendments, which become effective upon completion of the RPC acquisition, will result in an increase of 0.25% to the applicable spread of each loan and a one-time 0.125% amendment fee.

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

RPC Group Plc

On March 8, 2019, the Company issued an announcement pursuant to Rule 2.7 of the UK City Code on Takeovers and Mergers disclosing the terms of an all-cash firm offer for the entire issued and to be issued share capital of RPC Group Plc (“RPC”).  Pursuant to the offer, RPC shareholders will be entitled to receive 793 pence in cash for each RPC share (implying a value of approximately £3.3 billion, or $4.3 billion using the exchange rate at the time of the offer). Aggregate consideration will be approximately £5.0 billion, or $6.5 billion, including refinancing of RPC’s net debt, using the exchange rate at the time of the offer. The Company has entered into certain foreign exchange forward contracts to partially mitigate its currency exchange rate risk associated with the GBP denominated purchase price. Refer to Note 9. Financial Instruments and Fair Value Measurements for further information.

On April 18, 2019, the requisite majority of RPC shareholders voted to approve the RPC transaction. The transaction remains subject to, among other things, receipt of antitrust clearances and satisfaction of other customary closing conditions.  Antitrust approvals have been obtained in the United States, Turkey, South Africa and the European Union. Filings for the other antitrust clearances required to be obtained to satisfy the other applicable conditions (in Mexico, Russia and China) have been made.

The Company expects to complete the RPC acquisition early in the third quarter of calendar year 2019. To finance the all-cash purchase, the Company intends to obtain permanent financing prior to the completion of the acquisition.

RPC is a leading plastic product design and engineering company that works responsibly across a broad range of industries from food to technical components, healthcare to industrial with total revenue of £3.7 billion for the twelve-month period ended March 31, 2018. It is a global business with 189 operating sites in 34 countries that are strategically placed to support customers on a local, national and international basis, as well as providing multi-site security of supply. RPC manufactures in five of the major polymer conversion processes (consisting of injection molding, blow molding, thermoforming, rotational molding and blown film extrusion) allowing RPC to produce innovative and sustainable value added products.

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

	Polyethylene Butene Film		Polypropylene
Fiscal quarter	2019	2018	2019	2018
1st quarter	$.64	$.68	$.76	$.71
2nd quarter	.61	.69	.63	.75
3rd quarter	—	.68	—	.76
4th quarter	—	.66	—	.85

Due to differences in the timing of passing through resin cost changes to our customers on escalator/de-escalator programs, segments are negatively impacted in the short term when plastic resin costs increase and are positively impacted when plastic resin costs decrease.  This timing lag in passing through raw material cost changes could affect our results as plastic resin costs fluctuate.

Outlook.  The Company is affected by general economic and industrial growth, plastic resin availability and affordability, and general industrial production.  Our business has both geographic and end-market diversity, which reduces the effect of any one of these factors on our overall performance.  Our results are affected by our ability to pass through raw material and other cost changes to our customers, improve manufacturing productivity and adapt to volume changes of our customers.  We believe there are long term growth opportunities within the health, pharmaceuticals, personal care and food packaging markets existing outside of North America, especially in Asia, where expected per capita consumption increases should result in organic market growth.  We continue to believe that long term dynamics of resin markets will be advantageous. Planned capacity expansions in polyethylene and polypropylene in North America should benefit the Company.  For fiscal 2019, we project cash flow from operations and adjusted free cash flow of $1,036 million and $670 million, respectively.  The $670 million of adjusted free cash flow includes $350 million of capital spending and $16 million of payments under our tax receivable agreement.  Within our adjusted free cash flow guidance, we are also assuming cash taxes of $134 million, cash interest costs of $270 million, and other cash uses of $10 million related to changes in working capital and items such as acquisition integration expenses and costs to achieve synergies.  For the definition of Adjusted free cash flow and further information related to Adjusted free cash flow as a non-GAAP financial measure, see “Liquidity and Capital Resources.”

Results of Operations
Comparison of the Quarterly Period Ended March 30, 2019 (the "Quarter") and the Quarterly Period Ended March 31, 2018 (the "Prior Quarter")

Acquisition sales and operating income disclosed within this section represents the results from acquisitions for the current period.  Business integration expenses consist of restructuring and impairment charges, acquisition related costs, and other business optimization costs.  Tables present dollars in millions.

Consolidated Overview
	Quarter	Prior Quarter	$ Change	% Change
Net sales	$1,950	$1,967	$(17)	(1%)
Operating income	$185	$188	$(3)	(2%)
Operating income percentage of net sales	9%	10%

Net sales decreased by $17 million from the Prior Quarter primarily attributed to organic sales decrease of $72 million and a $22 million unfavorable impact from foreign currency changes, partially offset by acquisition net sales of $77 million. The organic sales decrease is primarily attributed to a 3% base volume decline and decreased selling prices of $5 million.

The operating income decrease of $3 million from the Prior Quarter was primarily attributed to an $11 million impact from the base volume decline, a $6 million increase in business integration related to the proposed RPC acquisition, a $5 million unfavorable impact from foreign currency changes, and a $4 million increase in selling, general and administrative expense.  These decreases were partially offset by a $10 million improvement in price cost spread, acquisition operating income of $9 million, and a $4 million decrease in depreciation and amortization.

Engineered Materials
	Quarter	Prior Quarter	$ Change	% Change
Net sales	$628	$655	$(27)	(4%)
Operating income	$74	$94	$(20)	(21%)
Percentage of net sales	12%	14%

Net sales in the Engineered Materials segment decreased by $27 million from the Prior Quarter primarily attributed to an organic sales decline of $62 million, partially offset by acquisition net sales of $36 million. The organic sales decline is primarily attributed to a 7% volume decrease due to customer destocking and supply disruption related to material qualifications and decreased selling prices of $18 million.

The operating income decrease of $20 million from the Prior Quarter was primarily attributed to an $8 million unfavorable impact from price cost spread, an $8 million impact from the base volume decline, and a $5 million increase in selling, general and administrative expenses attributed to inflation.

Health, Hygiene & Specialties
	Quarter	Prior Quarter	$ Change	% Change
Net sales	$683	$706	$(23)	(3%)
Operating income	$57	$41	$16	39%
Percentage of net sales	8%	6%

Net sales in the Health, Hygiene & Specialties segment decreased $23 million from the Prior Quarter primarily attributed to an organic sales decline of $43 million and a $21 million unfavorable impact from foreign currency changes, partially offset by acquisition net sales of $41 million. The organic sales decline is primarily attributed to a 6% volume decline as a result of customer destocking, weakness in baby care, and customer product transitions in hygiene.

The operating income increase of $16 million from the Prior Quarter was primarily attributed to acquisition operating income of $8 million, an $8 million impact from improvement in price cost spread, a $6 million decrease in business integration expenses, and a $4 million decrease in selling, general, and administrative expense. These increases were partially offset by a $7 million impact from the base volume decline and a $4 million unfavorable impact from foreign currency changes.

Consumer Packaging
	Quarter	Prior Quarter	$ Change	% Change
Net sales	$639	$606	$33	5%
Operating income	$54	$53	$1	2%
Percentage of net sales	8%	9%

Net sales in the Consumer Packaging segment increased by $33 million from the Prior Quarter primarily attributed to organic sales growth. The organic sales growth is primarily attributed to a 3% volume improvement and increased selling prices of $14 million.

The operating income increase of $1 million from the Prior Quarter was primarily attributed to a $10 million improvement in price cost spread, a $4 million impact from the base volume increase, and a $3 million decrease in depreciation and amortization. These increases were partially offset by a $12 million increase in business integration costs primarily related to the proposed RPC acquisition, and a $4 million increase in selling, general and administrative expense.

Other expense, net
	Quarter	Prior Quarter	$ Change	% Change
Other expense, net	$23	$5	$18	360%

The other expense increase of $18 million from the Prior Quarter was primarily attributed to unfavorable foreign currency changes related to the foreign exchange forward contracts entered into by the Company as part of the proposed RPC transaction.

Interest expense, net
	Quarter	Prior Quarter	$ Change	% Change
Interest expense, net	$66	$66	$-	0%

Interest expense was flat compared to the Prior Quarter and was positively impacted by lower interest as a result of repayments on long-term borrowings in fiscal 2018, offset by additional expense attributed to the $500 million 4.5% second priority senior secured notes used to fund the Clopay acquisition.

Income tax expense (benefit)
	Quarter	Prior Quarter	$ Change	% Change
Income tax expense (benefit)	$22	$27	$(5)	(19%)

The income tax expense decrease of $5 million from the Prior Quarter was primarily attributed to lower income. The effective tax rate was 23% for the Quarter and was positively impacted by 4% from the share-based compensation excess tax benefit deduction, 1% from research and development credits, and other discrete items.  These favorable items were partially offset by increases of 4% from U.S. state income taxes, 2% from foreign valuation allowance, and other discrete items.

Changes in Comprehensive Income

The $49 million decline in comprehensive income from the Prior Quarter was primarily attributed to a $16 million decline in net income and a $32 million unfavorable change in interest rate hedges, net of tax. As part of the overall risk management, the Company uses derivative instruments to reduce exposure to changes in interest rates attributed to the Company’s floating-rate borrowings and records changes to the fair value of these instruments in Accumulated other comprehensive loss.  The change in fair value of these instruments in fiscal 2019 versus fiscal 2018 is primarily attributed to the change in the forward interest curve between measurement dates.

Comparison of the Two Quarterly Periods Ended March 30, 2019 (the "YTD") and the Two Quarterly Periods Ended March 31, 2018 (the "Prior YTD")

Acquisition sales and operating income disclosed within this section represents the results from acquisitions for the current period.  Business integration expenses consist of restructuring and impairment charges, acquisition related costs, and other business optimization costs.  Tables present dollars in millions.

Consolidated Overview
	YTD	Prior YTD	$ Change	% Change
Net sales	$3,922	$3,743	$179	5%
Operating income	$361	$351	$10	3%
Operating income percentage of net sales	9%	9%

The net sales increase of $179 million from the Prior YTD was primarily attributed to acquisition net sales of $235 million, partially offset by an organic sales decline of $23 million and a $33 million unfavorable impact from foreign currency changes. The organic sales decline is primarily attributed to a 3% volume decline, partially offset by a $77 million benefit due to increased selling prices.

The operating income increase of $10 million from the Prior YTD was primarily attributed to a $13 million impact from improved price cost spread, acquisition operating income of $12 million, and an $11 million decrease in depreciation and amortization. These increases are partially offset by $15 million from the base volume decline and a $9 million unfavorable impact from foreign currency changes.

Engineered Materials
	YTD	Prior YTD	$ Change	% Change
Net sales	$1,297	$1,303	$(6)	0%
Operating income	$168	$182	$(14)	(8%)
Operating income percentage of net sales	13%	14%

Net sales in the Engineered Materials segment decreased by $6 million from the Prior YTD primarily attributed to an organic sales decline of $75 million, partially offset by acquisition net sales of $71 million. The organic sales decline is primarily attributed to a 5% volume decline due to customer destocking, supply disruption related to material qualifications, and strong volumes in the Prior YTD. Additionally, selling prices declined $10 million due to the pass through on lower cost of goods sold.

The operating income decrease of $14 million from the Prior YTD was primarily attributed to an $11 million impact from the base volume decline, a $2 million increase in business integration costs, a $2 million unfavorable impact from price cost spread, a $2 million increase in selling, general and administrative expenses, and a $2 million unfavorable impact from foreign currency changes. These decreases are partially offset by a $5 million decrease in depreciation and amortization.

Health, Hygiene & Specialties
	YTD	Prior YTD	$ Change	% Change
Net sales	$1,385	$1,283	$102	8%
Operating income	$106	$78	$28	36%
Operating income percentage of net sales	8%	6%

Net sales in the Health, Hygiene & Specialties segment increased by $102 million from the Prior YTD primarily attributed to acquisition net sales of $164 million, partially offset by an organic sales decline of $31 million and a $31 million unfavorable impact from foreign currency changes. The organic sales decline is primarily attributed to a 5% volume decline as a result of weakness in baby care and customer product transitions in hygiene, partially offset by a $38 million benefit due to increased selling prices.

The operating income increase of $28 million from the Prior YTD was primarily attributed to a $16 million decrease in business integration expenses, a $14 million impact from improved price cost spread, acquisition operating income of $11 million, a $4 million decrease in selling, general and administrative expenses, and a $2 million decrease in depreciation and amortization. These increases are partially offset by a $12 million impact from the base volume decline and a $7 million unfavorable impact from foreign currency changes.

Consumer Packaging
	YTD	Prior YTD	$ Change	% Change
Net sales	$1,240	$1,157	$83	7%
Operating income	$87	$91	$(4)	(4%)
Operating income percentage of net sales	7%	8%

Net sales in the Consumer Packaging segment increased by $83 million from the Prior YTD primarily attributed to organic sales growth. The organic sales growth is primarily attributed to increased selling prices of $49 million and a 3% volume improvement.

The operating income decrease of $4 million from the Prior YTD was primarily attributed to a $10 million increase in business integration costs primarily related to the proposed RPC acquisition, and a $6 million increase in selling, general and administrative expense. These decreases were partially offset by an $8 million impact from the base volume increase, and a $4 million decrease in depreciation and amortization.

Other expense, net
	YTD	Prior YTD	$ Change	% Change
Other expense, net	$23	$14	$9	64%

The other expense increase of $9 million from the Prior YTD was primarily attributed to unfavorable foreign currency changes related to the foreign exchange forward contracts entered into by the Company as part of the proposed RPC transaction and the remeasurement of non-operating intercompany balances, partially offset by non-recurring prior year charges of $4 million.

Interest expense, net
	YTD	Prior YTD	$ Change	% Change
Interest expense, net	$130	$128	$2	2%

The interest expense increase of $2 million from the Prior YTD was primarily attributed to additional expense attributed to the $500 million 4.5% second priority senior secured notes used to fund the Clopay acquisition, partially offset by lower interest as a result of repayments on long-term borrowings in fiscal 2018.

Income tax expense (benefit)
	YTD	Prior YTD	$ Change	% Change
Income tax expense (benefit)	$46	$(44)	$90	205%

The income tax expense increase of $90 million from the Prior YTD was primarily attributed to the $97 million provisional transition benefit recorded in the Company's Prior YTD as a result of U.S. tax reform, partially offset by the complete phase-in of the lower statutory rate as a result of the recent U.S. tax legislation. Our year-to-date effective tax rate was 22% and was positively impacted by 3% from the share-based compensation excess tax benefit, 1% from research and development credits, and other discrete items.  These favorable items were partially offset by increases of 4% from U.S. state taxes, 2% from foreign valuation allowance, and other discrete items.

Changes in Comprehensive Income

The $133 million decline in comprehensive income from the Prior YTD was primarily attributed to a $91 million decline in net income, and a $62 million unfavorable change in the fair value of interest rate hedges, net of tax, partially offset by a $19 million favorable change in currency translation, and a $1 million change due to a non-cash defined benefit pension plan settlement in the Prior YTD.  Currency translation gains and losses are primarily related to non-U.S. subsidiaries with a functional currency other than U.S. dollars whereby assets and liabilities are translated from the respective functional currency into U.S. dollars using period-end exchange rates.  The change in currency translation in the YTD was primarily attributed to locations utilizing the euro, Brazilian real, Mexican peso and Chinese renminbi as the functional currency.  As part of the overall risk management, the Company uses derivative instruments to reduce exposure to changes in interest rates attributed to the Company’s floating-rate borrowings and records changes to the fair value of these instruments in Accumulated other comprehensive loss.  The change in fair value of these instruments in fiscal 2019 versus fiscal 2018 is primarily attributed to the change in the forward interest curve between measurement dates.
Liquidity and Capital Resources
Senior Secured Credit Facility

We manage our global cash requirements considering (i) available funds among the many subsidiaries through which we conduct business, (ii) the geographic location of our liquidity needs, and (iii) the cost to access international cash balances.  At the end of the Quarter, the Company had no outstanding balance on its $750 million asset-based revolving line of credit that matures in May 2020.  See Note 17 for more information regarding subsequent amendments in connection with the proposed acquisition of RPC. The Company has classified its term loan with a maturity date within the next twelve months as long-term as our intent and ability is to refinance prior to maturity.  The Company was in compliance with all covenants at the end of the Quarter. See Note 8 for more information regarding long-term debt and covenants.

Cash Flows

Net cash from operating activities increased $46 million from the Prior YTD primarily attributed to a decrease in working capital due to lower raw material costs.

Net cash used in investing activities decreased $488 million from the Prior YTD primarily attributed to the Clopay acquisition spending in the Prior YTD.

Net cash from financing activities decreased $546 million from the Prior YTD primarily attributed to lower proceeds from long-term borrowings related to the Clopay acquisition compared to the Prior YTD partially offset by increased share repurchases.

Share Repurchases

We repurchased $18 million of our common stock in the Quarter. Share repurchases were completed using existing liquidity.

Adjusted Free Cash Flow

We define "Adjusted free cash flow" as cash flow from operating activities less net additions to property, plant and equipment and payments of the tax receivable agreement.

Based on our definition, our consolidated Adjusted free cash flow is summarized as follows:

	Two Quarterly Periods Ended
	March 30, 2019	March 31, 2018
Cash flow from operating activities	$331	$285
Additions to property, plant and equipment, net	(167)	(181)
Payments of tax receivable agreement	(16)	(37)
Adjusted free cash flow	$148	$67

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

Liquidity Outlook

At March 30, 2019, our cash balance was $353 million, of which approximately 60% was located outside the U.S.  The Company has obtained bridge financing commitments to finance the proposed acquisition of RPC. The Company intends to obtain permanent financing prior to the completion of the RPC acquisition to replace the bridge financing commitments.  We believe our existing U.S. based cash and cash flow from U.S. operations, together with available borrowings under our senior secured credit facilities and the anticipated financing for the acquisition of RPC, will be adequate to meet our liquidity needs over the next twelve months.  We do not expect our free cash flow to be sufficient to cover all long-term debt obligations and intend to refinance these obligations prior to maturity.  However, we cannot predict our future results of operations and our ability to meet our obligations involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section of our most recent Form 10-K filed with the Securities and Exchange Commission and in this Form 10-Q, if any.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

We are exposed to market risk from changes in interest rates primarily through our senior secured credit facilities.  As of March 30, 2019, our senior secured credit facilities are comprised of (i) $3.5 billion term loans and (ii) a $750 million revolving credit facility with no borrowings outstanding.  Borrowings under our senior secured credit facilities bear interest at a rate equal to an applicable margin plus LIBOR.  The applicable margin for LIBOR rate borrowings under the revolving credit facility ranges from 1.25% to 1.75%, and the margin for the term loans range from 1.75% to 2.00% per annum.  As of March 30, 2019, the LIBOR rate of approximately 2.50% was applicable to the term loans.  A 0.25% change in LIBOR would increase our annual interest expense by $5 million on variable rate term loans.

We seek to minimize interest rate volatility risk through regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. These financial instruments are not used for trading or other speculative purposes. As of March 30, 2019, the Company effectively had (i) a $450 million interest rate swap transaction that swaps a one-month variable LIBOR contract for a fixed annual rate of 2.000%, with an effective date in May 2017 and expiration in May 2022, (ii) a $1 billion interest rate swap transaction that swaps a one-month variable LIBOR contract for a fixed annual rate of 2.808% with an effective date in June 2018 and expiration in September 2021, and (iii) a $400 million interest rate swap transaction that swaps a one-month variable LIBOR contract for a fixed annual rate of 2.533% with an effective date in February 2019 and expiration in July 2023.

Foreign Currency Exchange Rates

As a global company, we face foreign currency risk exposure from fluctuating currency exchange rates, primarily the U.S. dollar against the euro, Brazilian real, Argentine peso, Chinese renminbi, Canadian dollar and Mexican peso.  Significant fluctuations in currency rates can have a substantial impact, either positive or negative, on our revenue, cost of sales, and operating expenses.  Currency translation gains and losses are primarily related to non-U.S. subsidiaries with a functional currency other than U.S. dollars whereby assets and liabilities are translated from the respective functional currency into U.S. dollars using period-end exchange rates and impact our Comprehensive income.  A 10% decline in foreign currency exchange rates would have a negative $7 million impact on our annual Net income.

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

Foreign Exchange Forward Contracts — RPC Acquisition

In connection with the announced, proposed acquisition of RPC, the Company entered into certain foreign exchange forward contracts to partially mitigate the currency exchange rate risk associated with the GBP denominated purchase price.  At March 30, 2019, the Company had outstanding forward contracts totaling £2.7 billion and are expected to settle upon the closing of the transaction.

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

The Company's management, with the participation of the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures as of March 30, 2019.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 30, 2019, the design and operation of our disclosure controls and procedures were effective at the reasonable assurance level.

(b) Changes in internal controls.

There were no changes in our internal control over financial  reporting that occurred during the quarter ended March 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.  Other Information

Item 1.  Legal Proceedings

There have been no material changes in legal proceedings from the items disclosed in our Form 10-K filed with the Securities and Exchange Commission.

Item 1A.  Risk Factors

Before investing in our securities, we recommend that investors carefully consider the risks described in our most recent Form 10-K filed with the Securities and Exchange Commission, including those under the heading "Risk Factors" and other information contained in this Quarterly Report.  Realization of any of these risks could have a material adverse effect on our business, financial condition, cash flows and results of operations.  Except as set forth below, there were not material changes to the Company's risk factors as described in our most recent Form 10-K filed with the Securities and Exchange Commission.

Forward-looking Statements and Other Factors Affecting Future Results.

All forward-looking information and subsequent written and oral forward-looking statements attributable to us, or to persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. Some of the factors that we believe could affect our results include:

●	risks associated with our substantial indebtedness and debt service;
●	changes in prices and availability of resin and other raw materials and our ability to pass on changes in raw material prices on a timely basis;
●	performance of our business and future operating results;
●	risks related to acquisitions, integration of acquired businesses and their operations (including the proposed acquisition of RPC Group Plc), and realization of anticipated cost savings and synergies;
●	reliance on unpatented proprietary know-how and trade secrets;
●	increases in the cost of compliance with laws and regulations, including environmental, safety, and production and product laws and regulations;
●	risks related to disruptions in the overall economy and the financial markets that may adversely impact our business;
●	risk of catastrophic loss of one of our key manufacturing facilities, natural disasters, and other unplanned business interruptions;
●	risks related to market acceptance of our developing technologies and products;
●	general business and economic conditions, particularly an economic downturn;
●	risks that our restructuring programs may entail greater implementation costs or result in lower cost savings than anticipated;
●	ability of our insurance to fully cover potential exposures;
●	risks of competition, including foreign competition, in our existing and future markets;
●	uncertainty regarding the United Kingdom’s withdrawal from the European Union and the outcome of future arrangements between the United Kingdom and the European Union;
●	risks related to the phase-out of the London Interbank Offered Rate (LIBOR), or the replacement of LIBOR with a different reference rate or modification of the method used to calculate LIBOR;
●	new legislation or new regulations and the Company's corresponding interpretations of either may affect our business and consolidated financial condition and results of operations; and
●	the other factors discussed in our most recent Form 10-K and in this Form 10-Q in the section titled "Risk Factors."

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Repurchases of Equity Securities

In August 2018, the Company announced a $500 million share repurchase program that has no expiration date and may be suspended at any time.  The following table summarizes the Company's repurchases of its common stock during the Quarterly Period ended March 30, 2019.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Dollar Value of Shares that May Yet be Purchased Under the Program (in millions)
Fiscal January	380,060	$48.41	380,060	$393
Fiscal February	—	—	—	393
Fiscal March	—	—	—	393
Total	380,060	$48.41	380,060	$393

Item 6.  Exhibits

Exhibit No.	Description of Exhibit
2.1	Rule 2.7 Announcement, dated as of March 8, 2019 (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on March 14, 2019).
2.2
Co-Operation Agreement, dated as of March 8, 2019, by and among Berry Global Group, Inc., Berry Global International Holdings Limited and RPC Group Plc (incorporated by reference to Exhibit 2.2 to the Company’s Form 8-K filed on March 14, 2019).

3.1*	Amended and Restated Certificate of Incorporation of Berry Global Group, Inc., as amended through March 6, 2019.
3.2	Amended and Restated Bylaws, as amended and restated effective as of March 6, 2019 (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed on March 8, 2019).
10.1
Term Loan Credit Agreement, dated as of March 8, 2019, by and among Berry Global Group, Inc., Berry Global, Inc., the lenders party thereto from time to time and Goldman Sachs Bank USA (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 14, 2019).

10.2*
Amended and Restated Term Loan Credit Agreement, dated as of March 29, 2019, by and among Berry Global Group, Inc., Berry Global, Inc., the lenders party thereto from time to time and Goldman Sachs Bank USA.

10.3
First Lien Bridge Credit Agreement, dated as of March 8, 2019, by and among Berry Global Group, Inc., Berry Global, Inc., the lenders party thereto from time to time and Goldman Sachs Bank USA (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on March 14, 2019).

10.4*
Amended and Restated First Lien Bridge Credit Agreement, dated as of March 29, 2019, by and among Berry Global Group, Inc., Berry Global, Inc., the lenders party thereto from time to time and Goldman Sachs Bank USA.

10.5
Second Lien Bridge Credit Agreement, dated as of March 8, 2019, by and among Berry Global Group, Inc., Berry Global, Inc., the lenders party thereto from time to time and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on March 14, 2019).

10.6*
Amended and Restated Second Lien Bridge Credit Agreement, dated as of March 29, 2019, by and among Berry Global Group, Inc., Berry Global, Inc., the lenders party thereto from time to time and Wells Fargo Bank, National Association.

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

Berry Global Group, Inc.

May 2, 2019	By:	/s/ Mark W. Miles
Mark W. Miles
Chief Financial Officer