Form 10-Q
period 2019-06-29
BERRY GLOBAL GROUP, INC.
filed 2019-07-31
CIK 1378992

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 29, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to

Commission File Number 001-35672

BERRY GLOBAL GROUP, INC.

A Delaware corporation	101 Oakley Street, Evansville, Indiana, 47710 (812) 424-2904	IRS employer identification number 20-5234618

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	BERY	New York Stock Exchange LLC

There were 132.1 million shares of common stock outstanding at July 31, 2019.

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
For Quarterly Period Ended June 29, 2019

Part I. Financial Information

Item 1.	Financial Statements

Berry Global Group, Inc.
Consolidated Statements of Income
(Unaudited)
(in millions of dollars, except per share amounts)

	Quarterly Period Ended		Three Quarterly Periods Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Net sales	$1,937	$2,072	$5,859	$5,815
Costs and expenses:
Cost of goods sold	1,557	1,690	4,754	4,733
Selling, general and administrative	125	119	392	366
Amortization of intangibles	38	40	119	116
Restructuring and impairment charges	2	7	18	33
Operating income	215	216	576	567
Other expense, net	136	3	159	17
Interest expense, net	71	67	201	195
Income before income taxes	8	146	216	355
Income tax expense (benefit)	(5)	36	41	(8)
Net income	$13	$110	$175	$363

Net income per share:
Basic	$0.10	$0.84	$1.34	$2.76
Diluted	0.10	0.81	1.31	2.67
Outstanding weighted-average shares:
Basic	131.5	131.7	131.0	131.3
Diluted	134.2	135.4	134.0	135.8

Consolidated Statements of Comprehensive Income
(Unaudited)
(in millions of dollars)

	Quarterly Period Ended		Three Quarterly Periods Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Net income	$13	$110	$175	$363
Currency translation	10	(92)	12	(109)
Pension and other postretirement benefits	—	—	—	(1)
Interest rate hedges	(47)	6	(90)	47
Provision for income taxes	12	(2)	23	(13)
Other comprehensive loss, net of tax	(25)	(88)	(55)	(76)
Comprehensive income (loss)	$(12)	$22	$120	$287

See notes to consolidated financial statements.

Berry Global Group, Inc.
Consolidated Balance Sheets
(in millions of dollars)

	June 29, 2019	September 29, 2018
Assets	(Unaudited)

Current assets:
Cash and cash equivalents	$255	$381
Accounts receivable (less allowance of 14 and 13, respectively)	853	941
Inventories:
Finished goods	509	503
Raw materials and supplies	356	384
	865	887
Prepaid expenses and other current assets	98	76
Assets held for sale	108	—
Total current assets	2,179	2,285
Property, plant, and equipment, net	2,451	2,488
Goodwill and intangible assets, net	4,115	4,284
Other assets	64	74
Total assets	$8,809	$9,131

Liabilities

Current liabilities:
Accounts payable	$584	$783
Accrued expenses and other current liabilities	522	416
Current portion of long-term debt	29	38
Liabilities held for sale	21	—
Total current liabilities	1,156	1,237
Long-term debt, less current portion	5,439	5,806
Deferred income taxes	323	365
Other long-term liabilities	345	289
Total liabilities	7,263	7,697

Stockholders' equity

Common stock (131.9 and 131.4 million shares issued, respectively)	1	1
Additional paid-in capital	928	867
Non-controlling interest	3	3
Retained earnings	825	719
Accumulated other comprehensive loss	(211)	(156)
Total stockholders' equity	1,546	1,434
Total liabilities and stockholders' equity	$8,809	$9,131

See notes to consolidated financial statements.

Berry Global Group, Inc.
Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)
(in millions of dollars)

Quarterly Period Ended	Common Stock	Additional Paid-in Capital	Non-Controlling Interest	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at March 31, 2018	$1	$849	$3	$(56)	$509	$1,306
Share-based compensation expense	—	6	—	—	—	6
Proceeds from issuance of common stock	—	5	—	—	—	5
Interest rate hedges, net of tax	—	—	—	4	—	4
Net income attributable to the Company	—	—	—	—	110	110
Currency translation	—	—	—	(92)	—	(92)
Balance at June 30, 2018	$1	$860	$3	$(144)	$619	$1,339

Balance at March 30, 2019	$1	$901	$3	$(186)	$812	$1,531
Share-based compensation expense	—	4	—	—	—	4
Proceeds from issuance of common stock	—	23	—	—	—	23
Interest rate hedges, net of tax	—	—	—	(35)	—	(35)
Net income attributable to the Company	—	—	—	—	13	13
Currency translation	—	—	—	10	—	10
Balance at June 29, 2019	$1	$928	$3	$(211)	$825	$1,546

Three Quarterly Periods Ended	Common Stock	Additional Paid-in Capital	Non-Controlling Interest	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at September 30, 2017	$1	$823	$3	$(68)	$256	$1,015
Share-based compensation expense	—	20	—	—	—	20
Proceeds from issuance of common stock	—	17	—	—	—	17
Interest rate hedges, net of tax	—	—	—	34	—	34
Net income attributable to the Company	—	—	—	—	363	363
Currency translation	—	—	—	(109)	—	(109)
Pension	—	—	—	(1)	—	(1)
Balance at June 30, 2018	$1	$860	$3	$(144)	$619	$1,339

Balance at September 29, 2018	$1	$867	$3	$(156)	$719	$1,434
Share-based compensation expense	—	21	—	—	—	21
Proceeds from issuance of common stock	—	43	—	—	—	43
Common stock repurchased and retired	—	(3)	—	—	(69)	(72)
Interest rate hedges, net of tax	—	—	—	(67)	—	(67)
Net income attributable to the Company	—	—	—	—	175	175
Currency translation	—	—	—	12	—	12
Balance at June 29, 2019	$1	$928	$3	$(211)	$825	$1,546

See notes to consolidated financial statements.

Berry Global Group, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(in millions of dollars)

	Three Quarterly Periods Ended
	June 29, 2019	June 30, 2018
Cash Flows from Operating Activities:
Net income	$175	$363
Adjustments to reconcile net cash provided by operating activities:
Depreciation	278	281
Amortization of intangibles	119	116
Non-cash interest	(4)	6
Loss on foreign exchange forward contracts	156	—
Settlement of interest rate hedge	—	30
Deferred income tax	(16)	(71)
Share-based compensation expense	21	20
Other non-cash operating activities, net	9	15
Changes in working capital	(169)	(240)
Changes in other assets and liabilities	2	36
Net cash from operating activities	571	556

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(271)	(270)
Proceeds from sale of assets	—	3
Acquisition of business, net of cash acquired	2	(474)
Net cash from investing activities	(269)	(741)

Cash Flows from Financing Activities:
Proceeds from long-term borrowings	—	497
Repayments on long-term borrowings	(383)	(224)
Proceeds from issuance of common stock	43	17
Repurchase of common stock	(74)	—
Payment of tax receivable agreement	(16)	(37)
Debt financing costs	—	(1)
Net cash from financing activities	(430)	252
Effect of exchange rate changes on cash	2	(8)
Net change in cash	(126)	59
Cash and cash equivalents at beginning of period	381	306
Cash and cash equivalents at end of period	$255	$365

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

Leases

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements.  Under the new standard, the lessee of an operating lease will be required to do the following: 1) recognize a right-of-use asset and a lease liability in the statement of financial position, 2) recognize a single lease cost allocated over the lease term generally on a straight-line basis, and 3) classify all cash payments within operating activities on the statement of cash flows.  Companies are required to adopt this standard using a modified retrospective transition method.  Amendments in this standard are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company has made substantial progress analyzing its lease contracts and has developed business processes and internal controls in preparation for the new standard. We are currently evaluating the financial statement impact to the Company as well as the expanded disclosure requirements. The new standard will be effective for the Company beginning fiscal 2020.

Credit Losses

In June 2016, the FASB issued 2016-13, Financial Instruments - Credit Losses (Topic 326) and issued subsequent amendments to the initial guidance. The new standard requires entities to measure all expected credit losses for most financial assets held at the reporting date based on an expected loss model, which includes historical experience, current conditions, and reasonable and supportable forecasts. The new standard also requires enhanced disclosure. The new standard is effective for interim and annual periods beginning after December 15, 2019. The Company is in the process of evaluating this new standard, however, the Company does not anticipate this to have a material impact.

3.  Revenue Recognition

Our revenues are primarily derived from the sale of plastic packaging products to customers.  Revenue is recognized when performance obligations are satisfied, in an amount reflecting the consideration to which the Company expects to be entitled.  We consider the promise to transfer products to be our sole performance obligation.  If the consideration agreed to in a contract includes a variable amount, we estimate the amount of consideration we expect to be entitled to in exchange for transferring the promised goods to the customer using the most likely amount method.  Our main sources of variable consideration are customer rebates and cash discounts.  There are no material instances where variable consideration is constrained and not recorded at the initial time of sale.  Generally our revenue is recognized at a point in time for standard promised goods at the time of shipment, when title and risk of loss pass to the customer.  A small number of our contracts are for sales of products which are customer specific and cannot be repurposed. Sales for these products qualify for over time recognition and are immaterial to the Company.

Our rebate programs are individually negotiated with customers and contain a variety of different terms and conditions.  Certain rebates are calculated as flat percentages of purchases, while others included tiered volume incentives.  These rebates may be payable monthly, quarterly, or annually.  The calculation of the accrued rebate balance involves management estimates, especially where the terms of the rebate involve tiered volume levels that require estimates of expected annual sales.  These provisions are based on estimates derived from current program requirements and historical experience.  The accrual for customer rebates was $60 million and $58 million at June 29, 2019 and September 29, 2018, respectively, and is included in Accrued expenses and other current liabilities.

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

4.  Acquisitions

Laddawn, Inc.

In August 2018, the Company acquired Laddawn, Inc. ("Laddawn") for a purchase price of $241 million.  Laddawn is a custom bag and film manufacturer with a unique-to-industry e-commerce sales platform.  The acquired business is operated in our Engineered Materials segment.  To finance the purchase, the Company used existing liquidity.

The acquisition has been accounted for under the purchase method of accounting and accordingly, the purchase price has been allocated to the identifiable assets and liabilities based on the fair value at the acquisition date.  The results of Laddawn have been included in the consolidated results of the Company since the date of the acquisition.  The assets acquired and liabilities assumed consisted of working capital of $27 million, property and equipment of $39 million, intangible assets of $84 million, and goodwill of $91 million.  The working capital includes a $3 million step up of inventory to fair value.  The Company has recognized goodwill on this transaction primarily as a result of expected cost synergies, and expects goodwill to be deductible for tax purposes.

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

There were no amounts outstanding from financial institutions related to U.S. based programs at June 29, 2019 or September 29, 2018.  Gross amounts factored under these U.S. based programs at June 29, 2019 and September 29, 2018 were $241 million and $162 million, respectively.  The fees associated with transfer of receivables for all programs were not material for any of the periods presented.

6.  Restructuring and Impairment Charges

The Company incurred restructuring costs related to severance charges associated with acquisition integrations and facility exit costs.  The tables below set forth the significant components of the restructuring charges recognized, by segment:

	Quarterly Period Ended		Three Quarterly Periods Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Engineered Materials	$—	$2	$1	$4
Health, Hygiene & Specialties	1	4	13	26
Consumer Packaging	1	1	4	3
Consolidated	$2	$7	$18	$33

The table below sets forth the activity with respect to the restructuring accrual at June 29, 2019:

	Employee Severance and Benefits	Facility Exit Costs	Non-cash Impairment Charges	Total
Balance at September 29, 2018	$9	$4	$—	$13
Charges	7	4	7	18
Non-cash asset impairment	—	—	(7)	(7)
Cash payments	(13)	(3)	—	(16)
Balance at June 29, 2019	$3	$5	$—	$8

7.  Accrued Expenses, Other Current Liabilities and Other Long-Term Liabilities

The following table sets forth the totals included in Accrued expenses and other current liabilities on the Consolidated Balance Sheets:

	June 29, 2019	September 29, 2018
Derivative instruments	$138	$—
Employee compensation	99	113
Accrued taxes	66	72
Rebates	60	58
Interest	41	49
Tax receivable agreement obligation	12	16
Restructuring	8	13
Accrued operating expenses	98	95
	$522	$416

The following table sets forth the totals included in Other long-term liabilities on the Consolidated Balance Sheets:

	June 29, 2019	September 29, 2018
Derivative instruments	$79	$12
Uncertain tax positions	67	67
Deferred purchase price	45	40
Pension liability	42	45
Lease retirement obligation	41	39
Sale-lease back deferred gain	20	21
Transition tax	17	18
Tax receivable agreement obligation	10	23
Other	24	24
	$345	$289

8.  Long-Term Debt

Long-term debt consists of the following:

Facility	Maturity Date	June 29, 2019	September 29, 2018
Term loan	February 2020 (a)	$450	$800
Term loan	January 2021	814	814
Term loan	October 2022	1,545	1,545
Term loan	January 2024	489	493
Revolving line of credit	May 2024	—	—
5 1/2% Second Priority Senior Secured Notes	May 2022	500	500
6% Second Priority Senior Secured Notes	October 2022	400	400
5 1/8% Second Priority Senior Secured Notes	July 2023	700	700
4 1/2% Second Priority Senior Secured Notes	February 2026	500	500
Debt discounts and deferred fees		(36)	(43)
Capital leases and other	Various	106	135
Total long-term debt		5,468	5,844
Current portion of long-term debt		(29)	(38)
Long-term debt, less current portion		$5,439	$5,806

(a)  The Company classifies the term loan as long-term based on our refinancing in July 2019 (see Note 17 for further information).

The Company was in compliance with all debt covenants for all periods presented.

Debt discounts and deferred financing fees are presented net of Long-term debt, less the current portion on the Consolidated Balance Sheets and are amortized to Interest expense, net through maturity.

Revolving Line of Credit

In May 2019, the Company amended and extended its existing revolving line of credit from total capacity of $750 million maturing in May 2020 to $850 million maturing in May 2024.

During fiscal 2019, the Company has made $383 million of repayments on long-term borrowings using existing liquidity.

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

Cross-Currency Swaps

The Company is party to certain cross-currency swap agreements with a notional amount of €250 million to effectively convert a portion of our fixed-rate U.S. dollar denominated term loans, including the monthly interest payments, to fixed-rate euro-denominated debt.  The swap agreements mature in May 2022.  The risk management objective is to manage foreign currency risk relating to net investments in certain European subsidiaries denominated in foreign currencies and reduce the variability in the functional currency cash flows of a portion of the Company’s term loans.  Changes in fair value of the derivative instruments are recognized in a component of Accumulated other comprehensive loss, to offset the changes in the values of the net investments being hedged.

Cross-Currency Swaps – RPC Acquisition

In preparation of the July 2019 RPC Group Plc (“RPC”) acquisition, the Company entered into certain cross-currency swap agreements with notional amounts of €1,625 million and £700 million to effectively convert a portion of our U.S. dollar denominated term loans, including the monthly interest payments, to fixed-rate euro and fixed-rate pound sterling denominated debt.  The swap agreements mature in June 2024.  The risk management objective is to manage foreign currency risk relating to net investments in portions of the RPC business denominated in foreign currencies and reduce the variability in the functional currency cash flows of a portion of the Company’s term loans.  Due to the post Quarter closing of the RPC acquisition, the contracts were not designated as hedges as of June 29, 2019. For the three months ended June 29, 2019, the Company recognized an unrealized loss of $18 million in Other expense, net in the Consolidated Statements of Income.

Foreign Exchange Forward Contracts — RPC Acquisition

In preparation of the July 2019 RPC acquisition, the Company entered into certain foreign exchange forward contracts to partially mitigate the currency exchange rate risk associated with the GBP denominated purchase price.  At June 29, 2019, the Company had outstanding forward contracts totaling £2.7 billion. For the quarter ended June 29, 2019, the Company recognized an unrealized loss of $120 million in Other expense, net in the Consolidated Statement of Income associated with the forward contracts.

Interest Rate Swaps
The primary purpose of the Company’s interest rate swap activities is to manage cash flow variability associated with our outstanding variable rate term loan debt.

During fiscal 2017, the Company modified various term loan rates and maturities.  In conjunction with these modifications the Company realigned existing swap agreements which resulted in the de-designation of the original hedge and re-designation of the modified swaps as effective cash flow hedges.  The amounts included in Accumulated other comprehensive loss at the date of de-designation are being amortized to Interest expense through the terms of the original swaps.

As of June 29, 2019, the Company effectively had (i) a $450 million interest rate swap transaction that swaps a one month variable LIBOR contract for a fixed annual rate of 2.000%, with an effective date in May 2017 and expiration in May 2022, (ii) a $1 billion interest rate swap transaction that swaps a one month variable LIBOR contract for a fixed annual rate of 2.808% with an effective date in June 2018 and expiration in September 2021, (iii) a $400 million interest rate swap transaction that swaps a one month variable LIBOR contract for a fixed annual rate of 2.533% with an effective date in February 2019 and expiration in July 2023, (iv) a $884 million interest rate swap transaction that swaps a one month variable LIBOR contract plus 250 basis point spread for a fixed annual rate of 4.357%, with an effective date in July 2019 and expiration in June 2024, and (v) a $473 million interest rate swap transaction that swaps a one month variable LIBOR contract plus 250 basis point spread for a fixed annual rate of 4.550%, with an effective date in July 2019 and expiration in June 2024.

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

Derivatives Instruments	Hedge Designation	Balance Sheet Location	June 29, 2019	September 29, 2018
Cross-currency swaps	Designated	Other assets	$4	$—
Cross-currency swaps	Designated	Other long-term liabilities	—	11
Cross-currency swaps	Not designated	Other long-term liabilities	18	—
Interest rate swaps	Designated	Other assets	—	16
Interest rate swaps	Designated	Other long-term liabilities	61	—
Interest rate swaps	Not designated	Other long-term liabilities	—	1
Foreign exchange forward contracts	Not designated	Other current liabilities	138	—

The effect of the Company's derivative instruments on the Consolidated Statements of Income is as follows:
		Quarterly Period Ended		Three Quarterly Periods Ended
Derivative Instruments	Statements of Income Location	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Cross-currency swaps (a)	Interest expense, net	$(2)	$(2)	$(5)	$(4)
Cross-currency swaps (b)	Other expense, net	18	—	18	—
Foreign exchange forward contracts	Other expense, net	120	—	138	—
Interest rate swaps	Interest expense, net	(4)	(1)	(13)	2

(a) Designated   (b) Not designated

The amortization related to unrealized losses in Accumulated other comprehensive loss is expected to be $5 million in the next 12 months.

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

Included in the following table are the major categories of assets measured at fair value on a non-recurring basis as of June 29, 2019 and September 29, 2018, along with the impairment loss recognized on the fair value measurement during the period:

	As of June 29, 2019
	Level 1	Level 2	Level 3	Total	Impairment
Indefinite-lived trademarks	$—	$—	$248	$248	$—
Goodwill	—	—	2,911	2,911	—
Definite lived intangible assets	—	—	956	956	—
Property, plant, and equipment	—	—	2,451	2,451	7
Total	$—	$—	$6,566	$6,566	$7

	As of September 29, 2018
	Level 1	Level 2	Level 3	Total	Impairment
Indefinite-lived trademarks	$—	$—	$248	$248	$—
Goodwill	—	—	2,944	2,944	—
Definite lived intangible assets	—	—	1,092	1,092	—
Property, plant, and equipment	—	—	2,488	2,488	—
Total	$—	$—	$6,772	$6,772	$—

The Company's financial instruments consist primarily of cash and cash equivalents, long-term debt, interest rate and cross-currency swap agreements, foreign exchange forward contracts, and capital lease obligations.  The fair value of our marketable long-term indebtedness exceeded book value by $29 million as of June 29, 2019.  The Company's long-term debt fair values were determined using Level 2 inputs as other significant observable inputs were not available.

10.  Income Taxes

In December 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”).  The transitional impacts of the Tax Act resulted in a transition benefit of $95 million in the nine month period ended June 30, 2018.

During the quarter, the Company recorded a $120 million loss on foreign exchange forward contracts related to the acquisition of RPC resulting in a $30 million tax benefit.  After excluding the foreign exchange forward contract loss, the effective tax rate would be 19% for the quarter and was positively impacted by a 6% reduction in share-based compensation excess tax benefit deduction and a 3% benefit from the research and development credit.  These favorable items were offset by increases of 3% from U.S. State income taxes, 1% from foreign valuation allowance, 3% from the annual GILTI inclusion and other discrete items.

The effective tax rate was 19% for the three quarterly periods ended June 29, 2019 and was positively impacted by 7% from the share-based compensation excess tax benefit deduction, 2% from research and development credits, and 4% from other discrete items.  These favorable items were offset by increases of 3% from U.S. state income taxes, 3% from foreign valuation allowance, 3% from the annual GILTI inclusion, and other discrete items.

11.  Operating Segments

The Company's operations are organized into three operating segments: Engineered Materials, Health, Hygiene & Specialties, and Consumer Packaging.  The structure is designed to align us with our customers, provide optimal service, and drive future growth in a cost efficient manner.  Selected information by reportable segment is presented in the following tables:

	Quarterly Period Ended		Three Quarterly Periods Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Net sales:
Engineered Materials	$639	$687	$1,936	$1,990
Health, Hygiene & Specialties	646	726	2,031	2,009
Consumer Packaging	652	659	1,892	1,816
Total net sales	$1,937	$2,072	$5,859	$5,815
Operating income:
Engineered Materials	$83	$94	$251	$276
Health, Hygiene & Specialties	65	62	171	140
Consumer Packaging	67	60	154	151
Total operating income	$215	$216	$576	$567
Depreciation and amortization:
Engineered Materials	$28	$26	$88	$82
Health, Hygiene & Specialties	49	51	153	146
Consumer Packaging	50	59	156	169
Total depreciation and amortization	$127	$136	$397	$397

	June 29, 2019	September 29, 2018
Total assets:
Engineered Materials	$1,931	$1,998
Health, Hygiene & Specialties	3,738	3,913
Consumer Packaging	3,140	3,220
Total assets	$8,809	$9,131

Total goodwill:
Engineered Materials	$641	$632
Health, Hygiene & Specialties	861	902
Consumer Packaging	1,409	1,410
Total goodwill	$2,911	$2,944

Selected information by geography is presented in the following tables:

	Quarterly Period Ended		Three Quarterly Periods Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Net sales:
North America	$1,591	$1,759	$4,791	$4,835
South America	87	70	271	215
Europe	200	181	614	577
Asia	59	62	183	188
Total net sales	$1,937	$2,072	$5,859	$5,815

	June 29, 2019	September 29, 2018
Long-lived assets:
North America	$5,611	$5,764
South America	328	320
Europe	380	463
Asia	311	299
Total Long-lived assets	$6,630	$6,846

Selected information by product line is presented in the following tables:

	Quarterly Period Ended		Three Quarterly Periods Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Net sales:
Performance Materials	40	41	39	41
Engineered Products	60	59	61	59
Engineered Materials	100%	100%	100%	100%

Health	18	18	18	17
Hygiene	49	50	51	51
Specialties	33	32	31	32
Health, Hygiene & Specialties	100%	100%	100%	100%

Rigid Open Top	47	45	45	43
Rigid Closed Top	53	55	55	57
Consumer Packaging	100%	100%	100%	100%

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

During the quarterly period ended June 29, 2019, the Company did not repurchase any shares. For the three quarterly periods ended June 29, 2019, the Company repurchased approximately 1,512 thousand shares for $72 million. As of June 29, 2019, $393 million of authorized share repurchases remain available to the Company.

14.  Basic and Diluted Net Income Per Share

Basic net income per share is calculated by dividing the net income attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for common stock equivalents.  Diluted net income per share is calculated by dividing the net income attributable to common stockholders by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method and the if-converted method.  For purposes of this calculation, stock options are considered to be common stock equivalents and are only included in the calculation of diluted net income per share when their effect is dilutive.   For the three and nine months ended June 29, 2019, 1 million and 2 million shares, respectively, were excluded from the diluted net income per share calculation as their effect would be anti-dilutive.

The following tables provide a reconciliation of the numerator and denominator of the basic and diluted net income per share calculations.

	Quarterly Period Ended		Three Quarterly Periods Ended
(in millions, except per share amounts)	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Numerator
Net income	$13	$110	$175	$363
Denominator
Weighted average common shares outstanding - basic	131.5	131.7	131.0	131.3
Dilutive shares	2.7	3.7	3.0	4.5
Weighted average common and common equivalent shares outstanding - diluted	134.2	135.4	134.0	135.8

Per common share income
Basic	$0.10	$0.84	$1.34	$2.76
Diluted	$0.10	$0.81	$1.31	$2.67

15.  Accumulated Other Comprehensive Loss

The components and activity of Accumulated other comprehensive loss are as follows:

Quarterly Period Ended	Currency Translation	Defined Benefit Pension and Retiree Health Benefit Plans	Interest Rate Swaps	Accumulated Other Comprehensive Loss
Balance at March 30, 2019	$(173)	$(13)	$—	$(186)
Other comprehensive income (loss) before reclassifications	10	—	(44)	(34)
Net amount reclassified from accumulated other comprehensive income (loss)	—	—	(3)	(3)
Provision for income taxes	—	—	12	12
Balance at June 29, 2019	$(163)	$(13)	$(35)	$(211)

	Currency Translation	Defined Benefit Pension and Retiree Health Benefit Plans	Interest Rate Swaps	Accumulated Other Comprehensive Loss
Balance at March 31, 2018	$(65)	$(17)	$26	$(56)
Other comprehensive income (loss) before reclassifications	(92)	—	7	(85)
Net amount reclassified from accumulated other comprehensive income (loss)	—	—	(1)	(1)
Provision for income taxes	—	—	(2)	(2)
Balance at June 30, 2018	$(157)	$(17)	$30	$(144)

Three Quarterly Periods Ended	Currency Translation	Defined Benefit Pension and Retiree Health Benefit Plans	Interest Rate Swaps	Accumulated Other Comprehensive Loss
Balance at September 29, 2018	$(175)	$(13)	$32	$(156)
Other comprehensive income (loss) before reclassifications	12	—	(82)	(70)
Net amount reclassified from accumulated other comprehensive income (loss)	—	—	(8)	(8)
Provision for income taxes	—	—	23	23
Balance at June 29, 2019	$(163)	$(13)	$(35)	$(211)

	Currency Translation	Defined Benefit Pension and Retiree Health Benefit Plans	Interest Rate Swaps	Accumulated Other Comprehensive Loss
Balance at September 30, 2017	$(48)	$(16)	$(4)	$(68)
Other comprehensive income (loss) before reclassifications	(109)	(1)	42	(68)
Net amount reclassified from accumulated other comprehensive income (loss)	—	—	5	5
Provision for income taxes	—	—	(13)	(13)
Balance at June 30, 2018	$(157)	$(17)	$30	$(144)

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

Condensed Supplemental Consolidated Balance Sheet

	June 29, 2019
	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Current assets	$—	$203	$1,160	$816	$—	$2,179
Intercompany receivable	203	1,762	—	24	(1,989)	—
Property, plant, and equipment, net	—	80	1,655	716	—	2,451
Other assets	1,688	6,402	4,740	426	(9,077)	4,179
Total assets	$1,891	$8,447	$7,555	$1,982	$(11,066)	$8,809

Current liabilities	$12	$356	$513	$275	$—	$1,156
Intercompany payable	—	—	1,989	—	(1,989)	—
Other long-term liabilities	333	5,650	57	67	—	6,107
Stockholders' equity	1,546	2,441	4,996	1,640	(9,077)	1,546
Total liabilities and stockholders' equity	$1,891	$8,447	$7,555	$1,982	$(11,066)	$8,809

	September 29, 2018
	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Current assets	$—	$249	$1,240	$796	$—	$2,285
Intercompany receivable	296	1,907	—	49	(2,252)	—
Property, plant and equipment, net	—	79	1,684	725	—	2,488
Other assets	1,544	6,247	4,849	487	(8,769)	4,358
Total assets	$1,840	$8,482	$7,773	$2,057	$(11,021)	$9,131

Current liabilities	$18	$218	$635	$366	$—	$1,237
Intercompany payable	—	—	2,252	—	(2,252)	—
Other long-term liabilities	388	5,945	68	59	—	6,460
Stockholders' equity	1,434	2,319	4,818	1,632	(8,769)	1,434
Total liabilities and stockholders' equity	$1,840	$8,482	$7,773	$2,057	$(11,021)	$9,131

Condensed Supplemental Consolidated Statements of Income

	Quarterly Period Ended June 29, 2019
	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$139	$1,358	$440	$—	$1,937
Cost of goods sold	—	43	1,139	375	—	1,557
Selling, general and administrative	—	13	84	28	—	125
Amortization of intangibles	—	—	33	5	—	38
Restructuring and impairment charges	—	—	1	1	—	2
Operating income	—	83	101	31	—	215
Other expense (income), net	—	135	—	1	—	136
Interest expense, net	—	5	51	15	—	71
Equity in net income of subsidiaries	(8)	(51)	—	—	59	—
Income before income taxes	8	(6)	50	15	(59)	8
Income tax expense	(5)	(19)	—	14	5	(5)
Net income	$13	$13	$50	$1	$(64)	$13
Comprehensive net income	$13	$(24)	$50	$13	$(64)	$(12)

	Quarterly Period Ended June 30, 2018
	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$147	$1,452	$473	$—	$2,072
Cost of goods sold	—	121	1,173	396	—	1,690
Selling, general and administrative	—	14	70	35	—	119
Amortization of intangibles	—	—	34	6	—	40
Restructuring and impairment charges	—	—	4	3	—	7
Operating income (loss)	—	12	171	33	—	216
Other income, net	—	—	1	2	—	3
Interest expense, net	—	5	46	16	—	67
Equity in net income of subsidiaries	(146)	(128)	—	—	274	—
Income before income taxes	146	135	124	15	(274)	146
Income tax expense	36	25	3	8	(36)	36
Net income	$110	$110	$121	$7	$(238)	$110
Comprehensive net income	$110	$133	$121	$(104)	$(238)	$22

	Three Quarterly Periods Ended June 29, 2019
	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$417	$4,097	$1,345	$—	$5,859
Cost of goods sold	—	204	3,403	1,147	—	4,754
Selling, general and administrative	—	50	259	83	—	392
Amortization of intangibles	—	—	102	17	—	119
Restructuring and impairment charges	—	—	11	7	—	18
Operating income	—	163	322	91	—	576
Other expense (income), net	—	154	2	3	—	159
Interest expense, net	—	14	142	45	—	201
Equity in net income of subsidiaries	(216)	(188)	—	—	404	—
Income before income taxes	216	183	178	43	(404)	216
Income tax expense	41	8	—	33	(41)	41
Net income	$175	$175	$178	$10	$(363)	$175
Comprehensive net income	$175	$122	$178	$8	$(363)	$120

	Three Quarterly Periods Ended June 30, 2018
	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$424	$4,026	$1,365	$—	$5,815
Cost of goods sold	—	322	3,265	1,146	—	4,733
Selling, general and administrative	—	44	233	89	—	366
Amortization of intangibles	—	—	96	20	—	116
Restructuring and impairment charges	—	—	20	13	—	33
Operating income	—	58	412	97	—	567
Other expense (income), net	—	5	8	4	—	17
Interest expense, net	—	14	134	47	—	195
Equity in net income of subsidiaries	(355)	(287)	—	—	642	—
Income before income taxes	355	326	270	46	(642)	355
Income tax expense	(8)	(37)	4	25	8	(8)
Net income	$363	$363	$266	$21	$(650)	$363
Comprehensive net income	$363	$387	$266	$(79)	$(650)	$287

Condensed Supplemental Consolidated Statements of Cash Flows

	Three Quarterly Periods Ended June 29, 2019
	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash Flow from Operating Activities	$—	$109	$448	$14	$—	$571
Cash Flow from Investing Activities
Additions to property, plant, and equipment	—	—	(180)	(91)	—	(271)
Proceeds from sale of assets	—	—	—	—	—	—
(Contributions) distributions to/from subsidiaries	31	(31)	—	—	—	—
Intercompany advances (repayments)	—	193	—	—	(193)	—
Acquisition of business, net of cash acquired	—	—	2	—	—	2
Net cash from investing activities	31	162	(178)	(91)	(193)	(269)

Cash Flow from Financing Activities
Repayments on long-term borrowings	—	(377)	(5)	(1)	—	(383)
Proceeds from issuance of common stock	43	—	—	—	—	43
Repurchase of common stock	(74)	—	—	—	—	(74)
Payment of tax receivable agreement	(16)	—	—	—	—	(16)
Changes in intercompany balances	16	—	(267)	58	193	—
Net cash from financing activities	(31)	(377)	(272)	57	193	(430)

Effect of exchange rate changes on cash	—	—	—	2	—	2

Net change in cash	—	(106)	(2)	(18)	—	(126)
Cash and cash equivalents at beginning of period	—	133	4	244	—	381
Cash and cash equivalents at end of period	$—	$27	$2	$226	$—	$255

	Three Quarterly Periods Ended June 30, 2018
	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash Flow from Operating Activities	$—	$29	$480	$47	$—	$556
Cash Flow from Investing Activities
Additions to property, plant, and equipment	—	(5)	(194)	(71)	—	(270)
Proceeds from sale of assets	—	—	—	3	—	3
(Contributions) distributions to/from subsidiaries	(17)	(457)	—	—	474	—
Intercompany advances (repayments)	—	314	—	—	(314)	—
Acquisition of business, net of cash acquired	—	—	(404)	(70)	—	(474)
Net cash from investing activities	(17)	(148)	(598)	(138)	160	(741)

Cash Flow from Financing Activities
Proceeds from long-term borrowings	—	497	—	—	—	497
Repayments on long-term borrowings	—	(219)	(5)	—	—	(224)
Proceeds from issuance of common stock	17	—	—	—	—	17
Payment of tax receivable agreement	(37)	—	—	—	—	(37)
Contribution from Parent	—	—	404	70	(474)	—
Debt financing costs	—	(1)	—	—	—	(1)
Changes in intercompany balances	37	—	(291)	(60)	314	—
Net cash from financing activities	17	277	108	10	(160)	252

Effect of exchange rate changes on cash	—	—	—	(8)	—	(8)

Net change in cash	—	158	(10)	(89)	—	59
Cash and cash equivalents at beginning of period	—	18	12	276	—	306
Cash and cash equivalents at end of period	$—	$176	$13	$187	$—	$365

17.  Subsequent Events

RPC Group Plc

In July 2019, the Company completed the acquisition of the entire outstanding share capital of RPC Group Plc (“RPC”), for aggregate consideration of approximately $6.5 billion (including refinancing of RPC’s net debt), which is preliminary and subject to adjustment. RPC is a leading plastic product design and engineering company for packaging and selected non-packaging markets,with 189 sites in 34 countries. RPC develops and manufactures a diverse range of products for a wide variety of customers, including many household names, and enjoys strong market positions in many of the end-markets it serves and the geographical areas in which it operates. It uses a wide range of polymer conversion techniques in both rigid and flexible plastics manufacture, and is now one of the largest plastic converters in Europe, combining both the development of innovative packaging and technical solutions for its customers with good levels of service and support. The acquired business will be primarily operated in a new Consumer Packaging International reporting segment.

To finance the all-cash purchase, the Company issued $1,250 million aggregate principal amount of 4.875% first priority senior secured notes due 2026, $500 million aggregate principal amount of 5.625% second priority senior secured notes due 2027, and entered into an incremental assumption agreement to provide incremental $4,250 million and €1,075 million term loans, due July 2026. Additionally, proceeds of the term loan were used to refinance the Company's existing $450 million term loan due February 2020.

The acquisition will be accounted for under the purchase method of accounting and the purchase price will be allocated to the identifiable assets and liabilities. Given the timing of the acquisition, a preliminary purchase price allocation is not yet available.

Unaudited, estimated pro forma net sales and net income was approximately $12.9 billion and $530 million, respectively, for fiscal 2018. The unaudited pro forma net sales and net income assume that the RPC acquisition had occurred as of the beginning of the respective period. This unaudited pro forma information provided is preliminary and subject to change, for informational purposes only and is not necessarily indicative of the operating results that would have occurred had the RPC acquisition been consummated at the beginning of the respective period, nor is it necessarily indicative of future operating results.

Seal For Life

In July 2019, the Company completed the sale of its Seal For Life ("SFL") business within our Health, Hygiene & Specialties reporting segment for total proceeds of approximately $330 million, which is preliminary and subject to adjustment.  The SFL business has annual sales of approximately $120 million. For the period ended June 29, 2019, the Company has classified assets of $108 million and liabilities of $21 million as held for sale. We are in the process of evaluating the transaction and its impact on our financial statements and expect to record a gain in Other expense, net in the Consolidated Statements of Income.

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

RPC Group Plc

In July 2019, the Company completed the acquisition of the entire outstanding share capital of RPC Group Plc (“RPC”), for aggregate consideration of approximately $6.5 billion (including refinancing of RPC’s net debt), which is preliminary and subject to adjustment. RPC is a leading plastic product design and engineering company for packaging and selected non-packaging markets,with 189 sites in 34 countries. RPC develops and manufactures a diverse range of products for a wide variety of customers, including many household names, and enjoys strong market positions in many of the end-markets it serves and the geographical areas in which it operates. It uses a wide range of polymer conversion techniques in both rigid and flexible plastics manufacture, and is now one of the largest plastic converters in Europe, combining both the development of innovative packaging and technical solutions for its customers with good levels of service and support. The acquired business will be primarily operated in a new Consumer Packaging International reporting segment.  The Company expects to realize annual cost synergies of $150 million with full realization in fiscal 2022.

To finance the all-cash purchase, the Company issued $1,250 million aggregate principal amount of 4.875% first priority senior secured notes due 2026, $500 million aggregate principal amount of 5.625% second priority senior secured notes due 2027, and entered into an incremental assumption agreement to provide incremental $4,250 million and €1,075 million term loans due July 2026. Additionally, proceeds of the term loan were used to refinance the Company's existing $450 million term loan due February 2020.

In preparation of the July 2019 RPC acquisition, the Company entered into certain cross-currency swap agreements with notional amounts of €1,625 million and £700 million to effectively convert a portion of our U.S. dollar denominated term loans, including the monthly interest payments, to fixed-rate euro and fixed-rate pound sterling denominated debt.  The swap agreements mature in June 2024.  The risk management objective is to manage foreign currency risk relating to net investments in portions of the RPC business denominated in foreign currencies and reduce the variability in the functional currency cash flows of a portion of the Company’s term loans.  Due to the post Quarter closing of the RPC acquisition, the contracts were not designated as hedges as of June 29, 2019. For the three months ended June 29, 2019, the Company recognized an unrealized loss of $18 million in Other expense, net in the Consolidated Statements of Income.

Additionally, the Company entered into certain foreign exchange forward contracts to partially mitigate the currency exchange rate risk associated with the GBP denominated purchase price.  At June 29, 2019, the Company had outstanding forward contracts totaling £2.7 billion. For the quarter ended June 29, 2019, the Company recognized an unrealized loss of $120 million in Other expense, net in the Consolidated Statement of Income associated with the forward contracts.

Seal For Life

In July 2019, the Company completed the sale of its Seal For Life ("SFL") business within our Health, Hygiene & Specialties reporting segment for total proceeds of approximately $330 million, which is preliminary and subject to adjustment.  The SFL business has annual sales of approximately $120 million. For the period ended June 29, 2019, the Company has classified assets of $108 million and liabilities of $21 million as held for sale. We are in the process of evaluating the transaction and its impact on our financial statements and expect to record a gain in Other expense, net in the Consolidated Statements of Income.

Laddawn, Inc.

In August 2018, the Company acquired Laddawn, Inc. ("Laddawn") for a purchase price of $241 million.  Laddawn is a custom bag and film manufacturer with a unique-to-industry e-commerce sales platform.  Laddawn reported $145 million in net sales for the twelve months ended July 31, 2018, and is operated in our Engineered Materials segment.  The Company expects to realize annual cost synergies of $5 million with full realization in fiscal 2019.  To finance the purchase, the Company used existing liquidity.

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

	Polyethylene Butene Film		Polypropylene
Fiscal quarter	2019	2018	2019	2018
1st quarter	$.64	$.68	$.76	$.71
2nd quarter	.61	.69	.63	.75
3rd quarter	.63	.68	.62	.76
4th quarter	—	.66	—	.85

Outlook.  The Company is affected by general economic and industrial growth, plastic resin availability and affordability, and general industrial production.  Our business has both geographic and end-market diversity, which reduces the effect of any one of these factors on our overall performance.  Our results are affected by our ability to pass through raw material and other cost changes to our customers, improve manufacturing productivity and adapt to volume changes of our customers.  We believe there are long term growth opportunities within the health, pharmaceuticals, personal care and food packaging markets existing outside of North America, especially in Asia, where our targeted capacity expansion along with expected per capita consumption increases should result in organic growth.  Additionally, major investment in polyethylene and polypropylene globally should benefit the Company over the long-term.  For fiscal 2020, we project cash flow from operations and free cash flow of $1,400 million and $800 million, respectively.  The $800 million of free cash flow includes $600 million of capital spending, cash taxes of $160 million, cash interest costs of $500 million, and other cash uses of $90 million related to changes in working capital and items such as acquisition integration expenses and costs to achieve synergies.  For the definition of Free cash flow and further information related to Free cash flow as a non-GAAP financial measure, see “Liquidity and Capital Resources.”

Results of Operations
Comparison of the Quarterly Period Ended June 29, 2019 (the "Quarter") and the Quarterly Period Ended June 30, 2018 (the "Prior Quarter")

Acquisition sales and operating income disclosed within this section represents the results from acquisitions for the current period.  Business integration expenses consist of restructuring and impairment charges, acquisition related costs, and other business optimization costs.  Tables present dollars in millions.

Consolidated Overview
	Quarter	Prior Quarter	$ Change	% Change
Net sales	$1,937	$2,072	$(135)	(7%)
Operating income	$215	$216	$(1)	0%
Operating income percentage of net sales	11%	10%

Net sales decreased by $135 million from the Prior Quarter primarily attributed to organic sales decrease of $158 million and a $16 million unfavorable impact from foreign currency changes, partially offset by acquisition net sales of $38 million. The organic sales decrease is primarily attributed to decreased selling prices of $94 million due to the pass through of lower resin costs and a 3% base volume decline.

The operating income decrease of $1 million from the Prior Quarter was primarily attributed to an $14 million impact from the base volume decline, a $13 million unfavorable impact from price cost spread, and a $6 million unfavorable impact from foreign currency changes.  These decreases were partially offset by a $17 million decrease in business integration costs, a $12 million decrease in depreciation and amortization, and acquisition operating income of $3 million.

Engineered Materials
	Quarter	Prior Quarter	$ Change	% Change
Net sales	$639	$687	$(48)	(7%)
Operating income	$83	$94	$(11)	(12%)
Percentage of net sales	13%	14%

Net sales in the Engineered Materials segment decreased by $48 million from the Prior Quarter primarily attributed to an organic sales decline of $85 million, partially offset by acquisition net sales of $38 million. The organic sales decline is primarily attributed to decreased selling prices of $48 million and a 5% volume decrease due to supply chain disruptions in prior quarters related to material qualifications along with softness in industrial markets.

The operating income decrease of $11 million from the Prior Quarter was primarily attributed to an $12 million unfavorable impact from price cost spread, an $7 million impact from the base volume decline, and a $3 million increase in selling, general and administrative expenses. These decreases were partially offset by $5 million decrease in business integration costs, and acquisition operating income of $3 million.

Health, Hygiene & Specialties
	Quarter	Prior Quarter	$ Change	% Change
Net sales	$646	$726	$(80)	(11%)
Operating income	$65	$62	$3	5%
Percentage of net sales	10%	9%

Net sales in the Health, Hygiene & Specialties segment decreased $80 million from the Prior Quarter primarily attributed to an organic sales decline of $65 million and a $15 million unfavorable impact from foreign currency changes. The organic sales decline is primarily attributed to decreased selling prices of $21 million and a 6% volume decline as a result of weakness in the North American baby care market and customer product transitions in hygiene.

The operating income increase of $3 million from the Prior Quarter was primarily attributed to a $17 million decrease in business integration expenses and a $4 million decrease in selling, general and administrative expense. These increases were partially offset by a $11 million impact from the base volume decline and a $6 million unfavorable impact from foreign currency changes.

Consumer Packaging
	Quarter	Prior Quarter	$ Change	% Change
Net sales	$652	$659	$(7)	(1%)
Operating income	$67	$60	$7	12%
Percentage of net sales	10%	9%

Net sales in the Consumer Packaging segment decreased by $7 million from the Prior Quarter. The organic sales decline is primarily attributed to decreased selling prices of $25 million, partially offset by a 3% volume improvement.

The operating income increase of $7 million from the Prior Quarter was primarily attributed to a $8 million decrease in depreciation and amortization and a $4 million impact from the base volume increase. These increases were partially offset by a $6 million increase in business integration costs primarily related to the RPC acquisition.

Other expense, net
	Quarter	Prior Quarter	$ Change	% Change
Other expense, net	$136	$3	$133	4,433%

The other expense increase of $133 million from the Prior Quarter was primarily attributed to unfavorable foreign currency changes related to the foreign exchange forward contracts and cross-currency swaps entered into by the Company in preparation for the RPC acquisition which closed in July 2019.

Interest expense, net
	Quarter	Prior Quarter	$ Change	% Change
Interest expense, net	$71	$67	$4	6%

The interest expense increase of $4 million from the Prior Quarter is primarily attributed to interest on the senior secured notes held in escrow until the closing of the RPC acquisition in July 2019.

Income tax expense (benefit)
	Quarter	Prior Quarter	$ Change	% Change
Income tax expense (benefit)	$(5)	$36	$(41)	(114%)

The income tax expense decrease of $41 million from the Prior Quarter was primarily attributed to lower pre-tax book income. During the quarter, the Company recorded a $120 million loss on foreign exchange forward contracts related to the acquisition of RPC resulting in a $30 million tax benefit.  After excluding the foreign exchange forward contract loss, the effective tax rate would be 19% for the quarter and was positively impacted by a 6% reduction in share-based compensation excess tax benefit deduction and a 3% benefit from the research and development credit.  These favorable items were offset by increases of 3% from U.S. State income taxes, 1% from foreign valuation allowance, 3% from the annual GILTI inclusion and other discrete items.

Changes in Comprehensive Income

The $34 million decline in comprehensive income from the Prior Quarter was primarily attributed to a $97 million decline in net income and a $39 million unfavorable change in interest rate hedges, net of tax, partially offset by a $102 million favorable change in currency translation. Currency translation gains and losses are primarily related to non-U.S. subsidiaries with a functional currency other than U.S. dollars whereby assets and liabilities are translated from the respective functional currency into U.S. dollars using period-end exchange rates.  The change in currency translation in the Quarter was primarily attributed to locations utilizing the euro, Brazilian real, Mexican peso and Chinese renminbi as the functional currency.  As part of the overall risk management, the Company uses derivative instruments to reduce exposure to changes in interest rates attributed to the Company’s floating-rate borrowings and records changes to the fair value of these instruments in Accumulated other comprehensive loss.  The change in fair value of these instruments in fiscal 2019 versus fiscal 2018 is primarily attributed to the change in the forward interest curve between measurement dates.

Comparison of the Three Quarterly Periods Ended June 29, 2019 (the "YTD") and the Three Quarterly Periods Ended June 30, 2018 (the "Prior YTD")

Acquisition sales and operating income disclosed within this section represents the results from acquisitions for the current period.  Business integration expenses consist of restructuring and impairment charges, acquisition related costs, and other business optimization costs.  Tables present dollars in millions.

Consolidated Overview
	YTD	Prior YTD	$ Change	% Change
Net sales	$5,859	$5,815	$44	1%
Operating income	$576	$567	$9	2%
Operating income percentage of net sales	10%	10%

The net sales increase of $44 million from the Prior YTD was primarily attributed to acquisition net sales of $273 million, partially offset by an organic sales decline of $181 million and a $49 million unfavorable impact from foreign currency changes. The organic sales decline is primarily attributed to a 3% volume decline and decreased selling prices of $17 million.

The operating income increase of $9 million from the Prior YTD was primarily attributed to a $23 million decrease in depreciation and amortization, acquisition operating income of $15 million, and a $15 million decrease in business integration costs. These increases are partially offset by $29 million from the base volume decline and a $15 million unfavorable impact from foreign currency changes.

Engineered Materials
	YTD	Prior YTD	$ Change	% Change
Net sales	$1,936	$1,990	$(54)	(3%)
Operating income	$251	$276	$(25)	(9%)
Operating income percentage of net sales	13%	14%

Net sales in the Engineered Materials segment decreased by $54 million from the Prior YTD primarily attributed to an organic sales decline of $160 million, partially offset by acquisition net sales of $109 million. The organic sales decline is primarily attributed to a 5% volume decline due to supply disruption related to material qualifications and softness in industrial markets. Additionally, selling prices declined $58 million due to the pass through on lower cost of goods sold.

The operating income decrease of $25 million from the Prior YTD was primarily attributed to an $18 million impact from the base volume decline, a $14 million unfavorable impact from price cost spread, and a $5 million increase in selling, general and administrative expenses. These decreases are partially offset by a $7 million decrease in depreciation and amortization and acquisition operating income of $4 million.

Health, Hygiene & Specialties
	YTD	Prior YTD	$ Change	% Change
Net sales	$2,031	$2,009	$22	1%
Operating income	$171	$140	$31	22%
Operating income percentage of net sales	8%	7%

Net sales in the Health, Hygiene & Specialties segment increased by $22 million from the Prior YTD primarily attributed to acquisition net sales of $164 million, partially offset by an organic sales decline of $96 million and a $46 million unfavorable impact from foreign currency changes. The organic sales decline is primarily attributed to a 6% volume decline as a result of weakness in the North American baby care market and customer product transitions in hygiene, partially offset by a $17 million benefit due to increased selling prices.

The operating income increase of $31 million from the Prior YTD was primarily attributed to a $32 million decrease in business integration expenses, a $12 million impact from improved price cost spread, acquisition operating income of $11 million, and a $8 million decrease in selling, general and administrative expenses. These increases are partially offset by a $23 million impact from the base volume decline and a $13 million unfavorable impact from foreign currency changes.

Consumer Packaging
	YTD	Prior YTD	$ Change	% Change
Net sales	$1,892	$1,816	$76	4%
Operating income	$154	$151	$3	2%
Operating income percentage of net sales	8%	8%

Net sales in the Consumer Packaging segment increased by $76 million from the Prior YTD primarily attributed to organic sales growth. The organic sales growth is primarily attributed to a 3% volume improvement and increased selling prices of $24 million.

The operating income increase of $3 million from the Prior YTD was primarily attributed to a $12 million impact from the base volume increase, and a $12 million decrease in depreciation and amortization. These increases were partially offset by an $18 million increase in business integration costs primarily related to the RPC acquisition, and a $5 million increase in selling, general and administrative expense.

Other expense, net
	YTD	Prior YTD	$ Change	% Change
Other expense, net	$159	$17	$142	835%

The other expense increase of $142 million from the Prior YTD was primarily attributed to unfavorable foreign currency changes related to the foreign exchange forward contracts and cross-currency swaps entered into by the Company in preparation for the RPC acquisition which closed in July 2019.

Interest expense, net
	YTD	Prior YTD	$ Change	% Change
Interest expense, net	$201	$195	$6	3%

The interest expense increase of $6 million from the Prior YTD was primarily attributed to interest on the senior secured notes held in escrow until the closing of the RPC acquisition in July 2019. These increases were partially offset by lower interest as a result of repayments on long-term borrowings in fiscal 2018.

Income tax expense (benefit)
	YTD	Prior YTD	$ Change	% Change
Income tax expense (benefit)	$41	$(8)	$49	613%

The income tax expense increase of $49 million from the Prior YTD was primarily attributed to the $95 million benefit recorded in the Company's Prior YTD as a result of the Tax Act more fully described in Note 10, partially offset by the complete phase-in of the Tax Act’s lower statutory rate in the current year, $30 million benefit related to loss on foreign exchange forward contracts, and an overall decline in pre-tax book income.  After exclusion of the foreign exchange forward contract loss, our year-to-date effective tax rate was 21% and was positively impact by a 4% reduction in share-based compensation excess tax benefit deduction and a 2% benefit from the research and development credit.  These favorable items were offset by an increase of 4% from U.S. State income taxes and a 2% from the annual GILTI inclusion and other discrete items.

Changes in Comprehensive Income

The $167 million decline in comprehensive income from the Prior YTD was primarily attributed to a $188 million decline in net income, and a $101 million unfavorable change in the fair value of interest rate hedges, net of tax, partially offset by a $121 million favorable change in currency translation.  Currency translation gains and losses are primarily related to non-U.S. subsidiaries with a functional currency other than U.S. dollars whereby assets and liabilities are translated from the respective functional currency into U.S. dollars using period-end exchange rates.  The change in currency translation in the YTD was primarily attributed to locations utilizing the euro, Brazilian real, Mexican peso and Chinese renminbi as the functional currency.  As part of the overall risk management, the Company uses derivative instruments to reduce exposure to changes in interest rates attributed to the Company’s floating-rate borrowings and records changes to the fair value of these instruments in Accumulated other comprehensive loss.  The change in fair value of these instruments in fiscal 2019 versus fiscal 2018 is primarily attributed to the change in the forward interest curve between measurement dates.
Liquidity and Capital Resources
Senior Secured Credit Facility

We manage our global cash requirements considering (i) available funds among the many subsidiaries through which we conduct business, (ii) the geographic location of our liquidity needs, and (iii) the cost to access international cash balances.  At the end of the Quarter, the Company had no outstanding balance on its $850 million asset-based revolving line of credit that matures in May 2024.  The Company has classified its term loan with a maturity date within the next twelve months as long-term based on our refinancing in July 2019 (see Note 17 for further information). The Company was in compliance with all covenants at the end of the Quarter (see Note 8).

Cash Flows

Net cash from operating activities increased $15 million from the Prior YTD primarily attributed to a decrease in working capital due to lower raw material costs partially offset by the settlement of interest rate hedge in Prior YTD.

Net cash used in investing activities decreased $472 million from the Prior YTD primarily attributed to the Clopay acquisition spending in the Prior YTD.

Net cash from financing activities decreased $682 million from the Prior YTD primarily attributed to proceeds from long-term borrowings related to the Clopay acquisition in the Prior YTD, and increased repayments of long-term debt and share repurchases in the YTD.

Share Repurchases

During the quarterly period ended June 29, 2019, the Company did not repurchase any shares. For the three quarterly periods ended June 29, 2019, the Company repurchased approximately 1,512 thousand shares for $72 million. As of June 29, 2019, $393 million of authorized share repurchases remain available to the Company.

Free Cash Flow

We define "Free cash flow" as cash flow from operating activities less net additions to property, plant and equipment and payments of the tax receivable agreement.

Based on our definition, our consolidated Free cash flow is summarized as follows:

	Three Quarterly Periods Ended
	June 29, 2019	June 30, 2018
Cash flow from operating activities	$571	$556
Additions to property, plant and equipment, net	(271)	(267)
Payments of tax receivable agreement	(16)	(37)
Free cash flow	$284	$252

Free cash flow, as presented in this document, is a supplemental financial measure that is not required by, or presented in accordance with, generally accepted accounting principles in the U.S. ("GAAP").  Free cash flow is not a GAAP financial measure and should not be considered as an alternative to cash flow from operating activities or any other measure determined in accordance with GAAP.  We use Free cash flow as a measure of liquidity because it assists us in assessing our company’s ability to fund its growth through its generation of cash, and believe it is useful to investors for such purpose.  In addition, Free cash flow and similar measures are widely used by investors, securities analysts and other interested parties in our industry to measure a company's liquidity.  Free cash flow may be calculated differently by other companies, including other companies in our industry, limiting its usefulness as a comparative measure.

Liquidity Outlook

At June 29, 2019, our cash balance was $255 million, of which approximately 90% was located outside the U.S.  The Company obtained permanent financing in connection with the completion of the RPC acquisition in July 2019.  We believe our existing U.S. based cash and cash flow from U.S. operations, together with available borrowings under our senior secured credit facilities and the financing for the acquisition of RPC, will be adequate to meet our liquidity needs over the next twelve months.  We do not expect our free cash flow to be sufficient to cover all long-term debt obligations and intend to refinance these obligations prior to maturity.  However, we cannot predict our future results of operations and our ability to meet our obligations involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section of our most recent Form 10-K filed with the Securities and Exchange Commission and in this Form 10-Q, if any.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

We are exposed to market risk from changes in interest rates primarily through our senior secured credit facilities.  As of June 29, 2019, our senior secured credit facilities are comprised of (i) $3.3 billion term loans and (ii) a $850 million revolving credit facility with no borrowings outstanding.  Borrowings under our senior secured credit facilities bear interest at a rate equal to an applicable margin plus LIBOR.  The applicable margin for LIBOR rate borrowings under the revolving credit facility ranges from 1.25% to 1.50%, and the margin for the term loans range from 1.75% to 2.00% per annum.  As of June 29, 2019, the LIBOR rate of approximately 2.50% was applicable to the term loans.  A 0.25% change in LIBOR would increase our annual interest expense by $4 million on variable rate term loans.

We seek to minimize interest rate volatility risk through regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. These financial instruments are not used for trading or other speculative purposes. As of June 29, 2019, the Company effectively had (i) a $450 million interest rate swap transaction that swaps a one-month variable LIBOR contract for a fixed annual rate of 2.000%, with an effective date in May 2017 and expiration in May 2022, (ii) a $1 billion interest rate swap transaction that swaps a one-month variable LIBOR contract for a fixed annual rate of 2.808% with an effective date in June 2018 and expiration in September 2021, (iii) a $400 million interest rate swap transaction that swaps a one-month variable LIBOR contract for a fixed annual rate of 2.533% with an effective date in February 2019 and expiration in July 2023, (iv) a $884 million interest rate swap transaction that swaps a one month variable LIBOR contract plus 250 basis point spread for a fixed annual rate of 4.357%, with an effective date in July 2019 and expiration in June 2024, and (v) a $473 million interest rate swap transaction that swaps a one month variable LIBOR contract plus 250 basis point spread for a fixed annual rate of 4.550%, with an effective date in July 2019 and expiration in June 2024.

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

The Company is party to certain cross-currency swap agreements with a notional amount of €250 million to effectively convert a portion of our fixed-rate U.S. dollar denominated term loans, including the monthly interest payments, to fixed-rate euro-denominated debt.  The swap agreements mature May 2022.  The risk management objective is to manage foreign currency risk relating to net investments in certain European subsidiaries denominated in foreign currencies and reduce the variability in the functional currency cash flows of a portion of the Company’s term loans.  In the future, we may attempt to manage our foreign currency risk on our anticipated cash movements by entering into foreign currency forward contracts to offset potential foreign exchange gains or losses.

Cross-Currency Swaps – RPC Acquisition

In preparation of the July 2019 RPC Group Plc (“RPC”) acquisition, the Company entered into certain cross-currency swap agreements with notional amounts of €1,625 million and £700 million to effectively convert a portion of our fixed-rate U.S. dollar denominated term loans, including the monthly interest payments, to fixed-rate euro and fixed-rate pound sterling denominated debt.  The swap agreements mature in June 2024.  The risk management objective is to manage foreign currency risk relating to net investments in portions of the RPC business denominated in foreign currencies and reduce the variability in the functional currency cash flows of a portion of the Company’s term loans.  Due to the post Quarter closing of the RPC acquisition, the contracts were not designated as hedges as of June 29, 2019. For the three months ended June 29, 2019, the Company recognized an unrealized loss of $18 million in Other expense, net in the Consolidated Statements of Income.

Foreign Exchange Forward Contracts — RPC Acquisition

In preparation of the July 2019 RPC acquisition, the Company entered into certain foreign exchange forward contracts to partially mitigate the currency exchange rate risk associated with the GBP denominated purchase price.  At June 29, 2019, the Company had outstanding forward contracts totaling £2.7 billion. For the quarter ended June 29, 2019, the Company recognized an unrealized loss of $120 million in Other expense, net in the Consolidated Statement of Income associated with the forward contracts.

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

The Company's management, with the participation of the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures as of June 29, 2019.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 29, 2019, the design and operation of our disclosure controls and procedures were effective at the reasonable assurance level.

(b) Changes in internal controls.

There were no changes in our internal control over financial  reporting that occurred during the quarter ended June 29, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

In July 2019, the Company completed the acquisition of the entire outstanding share capital of RPC, which added 189 sites in 34 countries. As we work to integrate and combine RPC into the Company’s existing internal control structure, we are evaluating RPC’s existing internal controls and procedures over financial reporting.

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

Forward-looking Statements and Other Factors Affecting Future Results.

All forward-looking information and subsequent written and oral forward-looking statements attributable to us, or to persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. Some of the factors that we believe could affect our results include:

●	risks associated with our substantial indebtedness and debt service;
●	changes in prices and availability of resin and other raw materials and our ability to pass on changes in raw material prices on a timely basis;
●	performance of our business and future operating results;
●	risks related to acquisitions, integration of acquired businesses and their operations (including the acquisition of RPC Group Plc), and realization of anticipated cost savings and synergies;
●	reliance on unpatented proprietary know-how and trade secrets;
●	increases in the cost of compliance with laws and regulations, including environmental, safety, and production and product laws and regulations;
●	risks related to disruptions in the overall economy and the financial markets that may adversely impact our business;
●	risk of catastrophic loss of one of our key manufacturing facilities, natural disasters, and other unplanned business interruptions;
●	risks related to market acceptance of our developing technologies and products;
●	general business and economic conditions, particularly an economic downturn;
●	risks that our restructuring programs may entail greater implementation costs or result in lower cost savings than anticipated;
●	ability of our insurance to fully cover potential exposures;
●	risks of competition, including foreign competition, in our existing and future markets;
●	uncertainty regarding the United Kingdom’s withdrawal from the European Union and the outcome of future arrangements between the United Kingdom and the European Union;
●	risks related to the phase-out of the London Interbank Offered Rate (LIBOR), or the replacement of LIBOR with a different reference rate or modification of the method used to calculate LIBOR;
●	new legislation or new regulations and the Company's corresponding interpretations of either may affect our business and consolidated financial condition and results of operations; and
●	the other factors discussed in our most recent Form 10-K and in this Form 10-Q in the section titled "Risk Factors."

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Repurchases of Equity Securities

During the quarter the Company did not repurchase any shares. As of June 29, 2019, $393 million of authorized shares remained available to purchase under the program.

Item 6.  Exhibits

Exhibit No.	Description of Exhibit
4.1
Indenture, by and between Berry Global Escrow Corporation and U.S. Bank National Association, as Trustee and Collateral Agent, relating to the 4.875% First Priority Senior Secured Notes due 2026, dated June 5, 2019 (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on June 6, 2019).

4.2
Indenture, by and between Berry Global Escrow Corporation and U.S. Bank National Association, as Trustee and Collateral Agent, relating to the 5.625% Second Priority Senior Secured Notes due 2027, dated June 5, 2019 (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on June 6, 2019).

4.3
Supplemental Indenture, among Berry Global Group, Inc., Berry Global, Inc., Berry Global Escrow Corporation, each of the parties identified as a Subsidiary Guarantor thereon, and U.S. Bank National Association, as Trustee, relating to the 4.875% First Priority Senior Secured Notes due 2026, dated July 1, 2019 (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on July 2, 2019).

4.4
Supplemental Indenture, among Berry Global Group, Inc., Berry Global, Inc., Berry Global Escrow Corporation, each of the parties identified as a Subsidiary Guarantor thereon, and U.S. Bank National Association, as Trustee, relating to the 5.625% Second Priority Senior Secured Notes due 2027, dated July 1, 2019 (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on July 2, 2019).

10.1
$850,000,000 Third Amended and Restated Revolving Credit Agreement, dated as of May 1, 2019, by and among Berry Global Group, Inc., Berry Global, Inc., the lenders party thereto from time to time, Bank of America, N.A., as collateral agent and administrative agent, and the lender parties thereto (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 6, 2019).

10.2
Incremental Assumption Agreement and Amendment, among Berry Global Group, Inc., Berry Global, Inc. and certain subsidiaries of Berry Global, Inc., as Loan Parties, Credit Suisse AG, Cayman Islands Branch, as Administrative Agent, Goldman Sachs Bank USA, as Initial Term U Lender, and Goldman Sachs Bank USA, as Initial Term V Lender, dated as of July 1, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on July 2, 2019).

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

Berry Global Group, Inc.

July 31, 2019	By:	/s/ Mark W. Miles
Mark W. Miles
Chief Financial Officer