Form 10-K
period 2019-09-28
BERRY GLOBAL GROUP, INC.
filed 2019-11-22
CIK 1378992

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 28, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to

Commission File Number 001-35672

BERRY GLOBAL GROUP, INC.

A Delaware corporation	101 Oakley Street, Evansville, Indiana, 47710 (812) 424-2904	IRS employer identification number 20-5234618

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value per share	BERY	New York Stock Exchange LLC

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☒   No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐   No ☒

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act

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

The aggregate market value of the common stock of the registrant held by non-affiliates was approximately $ billion as of March 29, 2019, the last business day of the registrant’s most recently completed second fiscal quarter. The aggregate market value was computed using the closing sale price as reported on the New York Stock Exchange. As of November 22, 2019, there were million shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Berry Global Group, Inc.’s Proxy Statement for its 2020 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, with respect to our financial condition, results of operations and business and our expectations or beliefs concerning future events.  The forward-looking statements include, in particular, statements about our plans, strategies and prospects under the heading "Management’s Discussion and Analysis of Financial Condition and Results of Operations".  These statements contain words such as “believes,” “expects,” “may,” “will,” “should,” “would,” “could,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” “outlook,” “anticipates” or “looking forward” or similar expressions that relate to our strategy, plans, or intentions.  All statements we make relating to our estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results or to our expectations regarding future industry trends are forward-looking statements.  In addition, we, through our senior management, from time to time make forward-looking public statements concerning our expected future operations and performance and other developments.  These forward-looking statements are subject to risks and uncertainties that may change at any time, and, therefore, our actual results may differ materially from those that we expected.  We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions.  While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results.  All forward-looking statements are based upon information available to us on the date of this Form 10-K.

All forward-looking information and subsequent written and oral forward-looking statements attributable to us, or to persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements.  Some of the factors that we believe could affect our results include:

●	risks associated with our substantial indebtedness and debt service;
●	changes in prices and availability of resin and other raw materials and our ability to pass on changes in raw material prices to our customers on a timely basis;
●	risks related to acquisitions or divestitures and integration of acquired businesses and their operations, and realization of anticipated cost savings and synergies;
●	uncertainty regarding the United Kingdom’s withdrawal from the European Union and the outcome of future arrangements between the United Kingdom and the European Union;
●	reliance on unpatented proprietary know-how and trade secrets;
●
the phase-out of the London Interbank Offered Rate (LIBOR), or the replacement of LIBOR with a different reference rate or modification of the method used to calculate LIBOR, which may adversely affect interest rates;

●	increases in the cost of compliance with laws and regulations, including environmental, safety, anti-plastic legislation, production and product laws and regulations;
●	employee shutdowns or strikes or the failure to renew effective bargaining agreements;
●	risks related to disruptions in the overall economy and the financial markets that may adversely impact our business;
●	risks of catastrophic loss of one of our key manufacturing facilities, natural disasters, and other unplanned business interruptions;
●	risks related to the failure of, inadequacy of or attacks on our information technology systems and infrastructure;
●	risks related to market acceptance of our developing technologies and products;
●	general business and economic conditions, particularly an economic downturn;
●	ability of our insurance to fully cover potential exposures;
●	risks that our restructuring programs may entail greater implementation costs or result in lower savings than anticipated;
●	risks related to future write-offs of substantial goodwill;
●	risks of competition, including foreign competition, in our existing and future markets;
●	new legislation or new regulations and the Company's corresponding interpretations of either may affect our business and consolidated financial condition and results of operations; and
●	the other factors discussed in the section titled “Risk Factors.”

We caution readers that the foregoing list of important factors may not contain all of the material factors that are important to you.  In addition, in light of these risks and uncertainties, the matters referred to in the forward-looking statements contained in this Form 10-K may not in fact occur.  Accordingly, readers should not place undue reliance on those statements.  All forward-looking statements are made only as of the date hereof, and we undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

TABLE OF CONTENTS
FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 28, 2019

Item 1.  BUSINESS
(In millions of dollars, except as otherwise noted)

General

Berry Global Group, Inc. (“Berry,” “we,” or the “Company”) is a leading global supplier of a broad range of innovative rigid, flexible and non-woven products used every day within consumer and industrial end markets.  We sell our products predominantly into stable, consumer-oriented end markets, such as healthcare, personal care, and food and beverage.  Our customers consist of a diverse mix of leading global, national, mid-sized regional and local specialty businesses. The size and scope of our customer network allows us to introduce new products we develop or acquire to a vast audience that is familiar with our business.  For the fiscal year ended September 28, 2019 (“fiscal 2019”), no single customer represented more than 5% of net sales and our top ten customers represented approximately 20% of net sales.  We believe our manufacturing processes, manufacturing footprint and our ability to leverage our scale to reduce costs, positions us as a low-cost manufacturer relative to our competitors.

In July 2019, upon completion of the RPC Group Plc ("RPC") acquisition, the Company reorganized into four reporting segments: Consumer Packaging International, Consumer Packaging North America, Engineered Materials and Health, Hygiene & Specialties.  The new structure is designed to align us with our customers, provide improved service, drive future growth, and to facilitate future cost saving synergies. The Company has recast all prior period amounts to conform to this new reporting structure.

Additional financial information about our segments is provided in “Management's Discussion and Analysis of Financial Condition and Results of Operations” and the “Notes to Consolidated Financial Statements,” which are included elsewhere in this Form 10-K.

Segment Overview

Consumer Packaging International

The Consumer Packaging International segment, which includes the international portion of the recently acquired RPC Group Plc ("RPC") business, primarily consists of the following product groups:

Recycling.  We have capabilities to recycle both rigid and flexible end of life materials from industrial and consumer sources with a wide range of re-use applications across packaging and non-packaging formats.

Bottles and Canisters.  We manufacture a collection of narrow neck blow molded and injection-stretch molded packaging solutions for consumer and industrial applications across personal care, beverage, food and non-food markets.

Containers.  We manufacture injection molded and thermoformed pails, jars and tubs across consumer and industrial packaging end markets.

Closures and Dispensing Systems.  We manufacture a wide range of closures, dispensing systems and applicators for a variety of end markets specializing in convenience, safety, security and e-commerce formats.

Pharmaceutical Devices and Packaging.  We manufacture inhalers and dose counters in addition to containers and closures for over-the-counter and prescription medicines.

Polythene films.  We manufacture polythene films for a diverse range of end markets, including agriculture and horticulture, construction, industrial, healthcare and waste services and food & non-food retail.

Technical Components.  We manufacture complex high-precision molds and molded components including temporary waste storage solutions and products manufactured using rotational molding technology for materials handling and specialty vehicles markets.

Consumer Packaging North America

The Consumer Packaging North America segment, which includes our legacy Consumer Packaging business and the U.S. portion of the recently acquired RPC business, primarily consists of the following product groups:

Containers and Pails.  We manufacture a collection of containers and pails for nationally branded and private label customers.  These are offered in various styles with accompanying lids, bails and handles.  Containers and lids are available decorated with in-mold-labeling, indirect flexographic print, digital printing, direct print, and other decoration technologies.

Foodservice.  We manufacture lightweight polypropylene cups and lids for hot and cold beverages.  Utilizing thermoforming and injection-molding, we offer mono-material cup and lid packaging solutions for simplification in post-consumer collection and compatibility with recycling systems.  Our markets include quick service restaurants, fast casual dining, food service delivery, convenience stores, stadiums, and retail stores.

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

Retail Bags.  We manufacture a diversified portfolio of polyethylene-based film products to end users in the retail markets.  Our products include drop cloths and retail trash bags.  These products are sold primarily through grocery stores, hardware stores, home improvement centers, paint stores, and mass merchandiser outlets.

PVC Films.  We manufacture polyvinyl chloride (“PVC”) films offering a broad array of PVC meat film.  Our products are used primarily to wrap fresh meats, poultry, and produce for supermarket applications.  In addition, we offer a line of boxed products for food service and retail sales.  We service many of the leading supermarket chains, club stores, and wholesalers.

Agriculture Films.  We manufacture agriculture films primarily used in the silage, green house and mulch applications.

Health, Hygiene & Specialties

The Health, Hygiene & Specialties segment primarily includes the following product groups:

Health Products.  We manufacture medical garment materials, surgical drapes, household cleaning wipes, and face masks. The key end markets and application for these products is infection prevention.

Hygiene Products.  We manufacture a broad collection of components for baby diapers, adult incontinence and other absorbent hygiene products, elastic films and laminates, and substrates for dryer sheets. The primary end market for these products is personal care.

Specialties Products.  We manufacture a broad array of products and components for geosynthetics and filtration products servicing the specialty industrial markets.

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

The major markets in which the Company sells its products are highly competitive.  Areas of competition include service, innovation, quality, and price.  This competition is significant as to both the size and the number of competing firms.  Competitors include but are not limited to Amcor, Silgan, Aptar, Reynolds, Intertape, 3M, Tredegar, Avgol, and Fitesa.

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

Employees

As of the end of fiscal year 2019, we employed approximately 48,000 employees with approximately 20% of those employees being covered by collective bargaining agreements.  The collective bargaining agreements covering a majority of these employees expire annually and as a result, are due for renegotiation in fiscal 2020.  Our relations with employees under collective bargaining agreements remain satisfactory and there have been no significant work stoppages or other labor disputes during the past three years.

Patents, Trademarks and Other Intellectual Property

We customarily seek patent and trademark protection for our products and brands while seeking to protect our proprietary know-how.  While important to our business in the aggregate, sales of any one individually patented product is not considered material to any specific segment or the consolidated results.

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

The packaging industry, including us, is subject to existing and potential federal, state, local and foreign legislation designed to reduce solid waste by requiring, among other things, products to be degradable in landfills, minimum levels of recycled content, various recycling requirements, disposal fees, and new taxation and limitations on the use of various products. Certain jurisdictions require packaged products to comply with standards intended to encourage recycling and increased use of recycled materials. In addition, various consumer and special interest groups have lobbied from time to time for the implementation of these and other similar measures. We believe that the legislation promulgated to date and such initiatives to date have not had a material adverse effect on us.  There can be no assurance that any such future legislative or regulatory efforts or future initiatives would not have a material adverse effect on us.

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

Our substantial indebtedness could have important consequences.  For example, it could:

●	make it more difficult for us to satisfy our obligations under our indebtedness;
●	limit our ability to borrow money for our working capital, capital expenditures, product development, debt service requirements or other corporate purposes;
●
require us to dedicate a substantial portion of our cash flow to payments on our indebtedness, which would reduce the amount of cash flow available to fund working capital, capital expenditures, product development and other corporate requirements;

●	increase our vulnerability to general adverse economic and industry conditions; and
●	limit our ability to respond to business opportunities, including growing our business through acquisitions.

In addition, the credit agreements and indentures governing our current indebtedness contain, and any future debt instruments would likely contain, financial and other restrictive covenants, which will impose operating and financial restrictions on the Company and certain of its subsidiaries, including restrictions on our ability to, among other things incur or guarantee additional debt, pay dividends and make other restricted payments, repurchase shares, create or incur certain liens, make certain investments, engage in sales of assets and subsidiary stock, enter into transactions with affiliates, transfer all or substantially all of its or their respective assets or enter into merger or consolidation transactions, and make capital expenditures. As a result of these covenants, we will be limited in the manner in which we conduct our business and we may be unable to engage in favorable business activities or finance future operations or capital needs.  Furthermore, a failure to comply with these covenants could result in an event of default, which, if not cured or waived, could have a material adverse effect on our business, financial condition, and results of operations.

The phase-out of the London Interbank Offered Rate (LIBOR), or the replacement of LIBOR with a different reference rate or modification of the method used to calculate LIBOR, may adversely affect interest rates which may have an adverse impact on us.

LIBOR is an interest rate benchmark used as a reference rate for a wide range of financial transactions, including derivatives and loans. In July 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to stop compelling banks to submit LIBOR rates after 2021. It is unclear whether or not LIBOR will cease to exist at that time (and if so, what reference rate will replace it) or if new methods of calculating LIBOR will be established such that it continues to exist after
2021. The Alternative Reference Rates Committee (“ARRC”) has proposed that the Secured Overnight Financing Rate (“SOFR”) is the rate that represents best practice as the alternative to LIBOR for use in financial and other derivatives contracts that are currently indexed to United States dollar LIBOR. ARRC has proposed a paced market transition plan to SOFR from LIBOR and organizations are currently working on industry wide and company specific transition plans as it relates to financial and other derivative contracts exposed to LIBOR. Uncertainty exists as to the transition process and broad acceptance of SOFR as the primary alternative to LIBOR. We have material borrowing contracts (including our senior secured credit facilities) and derivatives that are indexed to LIBOR. At this time, we cannot predict the future impact of a departure from LIBOR as a reference rate, however, if future rates based upon the successor reference rate (or a new method of calculating LIBOR) are higher than LIBOR rates as currently determined, it may have a material adverse effect on our financial condition and results of operations.

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

We may pursue and execute acquisitions or divestitures, which could adversely affect our business.

As part of our growth strategy, we consider transactions that either complement or expand our existing business and create economic value.  Transactions involve special risks, including the potential assumption of unanticipated liabilities and contingencies as well as difficulties in integrating acquired businesses or carving-out divested businesses, which may result in substantial costs, delays or other problems that could adversely affect our business, financial condition and results of operations.  Furthermore, we may not realize all of the synergies we expect to achieve from our current strategic initiatives due to a variety of risks.  If we are unable to achieve the benefits that we expect to achieve from our strategic initiatives, it could adversely affect our business, financial condition and results of operations. Additionally, these transactions may result in our attention being diverted from our ongoing operations, which may have a negative impact on our business.

Uncertainty regarding the United Kingdom’s (“UK”) withdrawal from the European Union (“EU”) and the outcome of future arrangements between the UK and the EU could have a material adverse impact on us.

Following the UK’s referendum vote to leave the EU in June 2016 (commonly referred to as “Brexit”), the UK government formally notified the European Council of its decision to leave the EU. The UK will remain a member of the EU until the date on which a withdrawal agreement comes into force. While it is difficult to predict the effect of Brexit on the European and global economy, uncertainty regarding new or modified arrangements between the UK and the EU could have a material adverse effect on business activity (including the buying behavior of commercial and individual customers), the political stability and economic conditions in the UK, the EU and elsewhere. Furthermore, lack of clarity about future UK laws and regulations, as the UK determines which EU laws and regulations to replace or replicate in the event of a withdrawal, may increase costs associated with operating in either or both of the UK and Europe. However, until the UK ceases to be a Member State of the EU, the UK remains a full Member State of the EU and all the rights and obligations of EU membership remain in force.

Any of these developments, or the perception that any of these developments are likely to occur, could have a material adverse effect on economic growth or business activity in the UK, the Eurozone, or the EU, and could result in the relocation of businesses, cause business interruptions, lead to economic recession or depression, and impact the stability of the financial markets, availability of credit, political systems or financial institutions and the financial and monetary system. Following the consummation of the RPC acquisition, a significant portion of our revenues will be generated in the UK and EU. Consequently, these developments could have a material adverse effect on our business, financial position, liquidity and results of operations.

Current and future environmental and other governmental requirements could adversely affect our financial condition and our ability to conduct our business.

While we have not been required historically to make significant capital expenditures in order to comply with applicable environmental laws and regulations, we cannot predict our future capital expenditure requirements because of continually changing compliance standards and environmental technology.  Furthermore, violations or contaminated sites that we do not know about (including contamination caused by prior owners and operators of such sites or newly discovered information) could result in additional compliance or remediation costs or other liabilities, which could be material.  In addition, federal, state, local, and foreign governments could enact laws or regulations concerning environmental matters that increase the cost of producing, or otherwise adversely affect the demand for, plastic products.  Legislation that would prohibit, tax or restrict the sale or use of certain types of plastic and other containers, and would require diversion of solid waste such as packaging materials from disposal in landfills, has been or may be introduced.  Although we believe that any such laws promulgated to date have not had a material adverse effect on us, there can be no assurance that future legislation or regulation would not have a material adverse effect on us.  Furthermore, a decline in consumer preference for plastic products due to environmental considerations could result in significant losses.  See “Environmental Matters and Government Regulation.”

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

We rely on the efficient and uninterrupted operation of information technology systems and networks.  These systems and networks are potentially vulnerable to damage or interruption from a variety of sources, including cybersecurity threats, energy interruptions, telecommunications failures, breakdowns, natural disasters, terrorism, war, computer malware or other malicious intrusions, and random attacks.  To date, system interruptions have been infrequent and have not had a material impact on the business.  While we attempt to mitigate these risks, there can be no assurance that these efforts will prevent future interruptions that could result in significant losses.

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

Foreign operations are subject to certain risks that are unique to doing business in foreign countries. These risks include fluctuations in foreign currency exchange rates, inflation, economic or political instability, shipping delays in our products and receiving delays of raw materials, changes in applicable laws, including assessments of income and non-income related taxes, reduced protection of intellectual property, inability to readily repatriate cash to the U.S. effectively, and regulatory policies and various trade restrictions including potential changes to export taxes or countervailing and anti-dumping duties for exported products from these countries. Any of these risks could disrupt our business and result in significant losses. We are also subject to the Foreign Corrupt Practices Act and other anti-bribery and anti-corruption laws that generally bar bribes or unreasonable gifts to foreign governments or officials. We have implemented safeguards, training and policies to discourage these practices by our employees and agents. However, our existing safeguards, training and policies to assure compliance and any future improvements may prove to be less than effective and our employees or agents may engage in conduct for which we might be held responsible. If employees violate our policies, we may be subject to regulatory sanctions. Violations of these laws or regulations could result in sanctions including fines, debarment from export privileges and penalties and could adversely affect our business, financial condition and results of operations.

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

If we fail to maintain effective internal control over financial reporting at a reasonable assurance level following the RPC acquisition, it could have a material adverse effect on our operations, investor confidence in our business, and the trading prices of our securities.

As we grow our business or acquire other businesses, including RPC, our internal controls may become more complex and we may require significantly more resources to ensure they remain effective.  Historically, RPC was not subject to the requirement to obtain an attestation report from its independent registered public accounting firm on effectiveness of its internal control over financial reporting. Our evaluation and remediation of assessed deficiencies, if any, over internal controls could require us to incur significant expense.

Item 1B.  UNRESOLVED STAFF COMMENTS

None.

Item 2.  PROPERTIES

Our primary manufacturing facilities by geographic area were as follows at September 28, 2019:

Geographic Region	Total Facilities	Leased Facilities
North America	123	31
Europe, Middle East, India, Africa	149	44
South America	7	2
Asia Pacific	24	13

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

PART II

Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock "BERY" is listed on the New York Stock Exchange. As of the date of this filing there were fewer than 500 active record holders of the common stock, but we estimate the number of beneficial stockholders to be much higher as a number of our shares are held by brokers or dealers for their customers in street name. During fiscal 2018 and 2019, we did not declare or pay any cash dividends on our common stock.

Issuer Purchases of Equity Securities

During the fourth quarter of fiscal 2019 the Company did not repurchase any shares. As of September 28, 2019, $393 million of authorized shares remained available to purchase under the program.

Item 6.  SELECTED FINANCIAL DATA

The following table presents selected historical consolidated financial data derived from the consolidated financial statements of Berry Global Group, Inc. for the periods indicated. The financial data for our fiscal 2015 through fiscal 2019 should be read in conjunction with those consolidated financial statements, related notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations. The table presented below is unaudited.

	Fiscal 2019	Fiscal 2018	Fiscal 2017	Fiscal 2016	Fiscal 2015
Statement of Operations Data:
Net sales	$8,878	$7,869	$7,095	$6,489	$4,881
Operating income	974	761	732	581	408
Net income	404	496	340	236	86
Net Income Per Share Data:
Basic, net income per share	$3.08	$3.77	$2.66	$1.95	$0.72
Diluted, net income per share	3.00	3.67	2.56	1.89	0.70
Balance Sheet Data:
Total assets	$16,469	$9,131	$8,476	$7,653	$5,028
Long-term debt obligations	11,365	5,844	5,641	5,755	3,685
Statement of Cash Flow Data:
Net cash from operating activities	$1,201	$1,004	$975	$857	$637
Net cash from investing activities	(6,251)	(1,035)	(774)	(2,579)	(165)
Net cash from financing activities	5,426	113	(226)	1,817	(365)

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

Overview

Berry Global Group, Inc. (“Berry,” “we,” or the “Company”) is a leading global supplier of a broad range of innovative rigid, flexible and non-woven products used every day within consumer and industrial end markets.  We sell our products predominantly into stable, consumer-oriented end markets, such as healthcare, personal care, and food and beverage.  Our customers consist of a diverse mix of leading global, national, mid-sized regional and local specialty businesses. The size and scope of our customer network allows us to introduce new products we develop or acquire to a vast audience that is familiar with our business.  For the fiscal year ended September 28, 2019 (“fiscal 2019”), no single customer represented more than 5% of net sales and our top ten customers represented approximately 20% of net sales.  We believe our manufacturing processes, manufacturing footprint and our ability to leverage our scale to reduce costs, positions us as a low-cost manufacturer relative to our competitors.

Executive Summary

Business.  In July 2019, the Company reorganized into four reporting segments: Consumer Packaging International, Consumer Packaging North America, Engineered Materials and Health, Hygiene & Specialties.  The new structure is designed to align us with our customers, provide improved service, drive future growth, and to facilitate synergies realization. The Consumer Packaging International segment primarily consists of containers, closures, dispensing systems, pharmaceutical devices and packaging, polythene films, and technical components and includes the international portion of the recently acquired RPC Group Plc (“RPC”) business.  The Consumer Packaging North America segment primarily consists of containers, foodservice items, closures, overcaps, bottles, prescription vials, and tubes.  The Engineered Materials segment primarily consists of tapes and adhesives, polyethylene-based film products, can liners, and specialty coated and laminated products.  The Health, Hygiene & Specialties segment primarily consists of nonwoven specialty materials and films used in hygiene, infection prevention, personal care, industrial, construction, and filtration applications.  The Company has recast all prior period amounts to conform to this new reporting structure.

Raw Material Trends.  Our primary raw material is plastic resin.  Polypropylene and polyethylene account for approximately 90% of our plastic resin pounds purchased.  The three-month simple average price per pound, as published by the American market indices, were as follows:

	Polyethylene Butene Film			Polypropylene
	2019	2018	2017	2019	2018	2017
1st quarter	$.64	$.68	$.56	$.76	$.71	$.56
2nd quarter	.61	.69	.58	.63	.75	.67
3rd quarter	.63	.68	.60	.62	.76	.61
4th quarter	.59	.66	.62	.62	.85	.62

Due to differences in the timing of passing through resin cost changes to our customers on escalator/de-escalator programs, segments are negatively impacted in the short term when plastic resin costs increase and are positively impacted in the short term when plastic resin costs decrease.  This timing lag and competitor behaviors related to passing through raw material cost changes could affect our results as plastic resin costs fluctuate.

Outlook.  The Company is affected by general economic and industrial growth, plastic resin availability and affordability, and general industrial production.  Our business has both geographic and end market diversity, which reduces the effect of any one of these factors on our overall performance.  Our results are affected by our ability to pass through raw material and other cost changes to our customers, improve manufacturing productivity and adapt to volume changes of our customers.  By providing advantaged products in targeted markets, we believe our Consumer Packaging business will continue to grow and our Engineered Materials and Health, Hygiene, & Specialties segments, will return to positive volumes in fiscal 2020.  Furthermore, major investments in polyethylene and polypropylene globally should benefit the Company over the long-term.  For fiscal 2020, we project cash flow from operations and free cash flow of $1,400 million and $800 million, respectively.  The $800 million of free cash flow includes $600 million of capital spending, cash taxes of $160 million, cash interest costs of $500 million, and other cash uses of $90 million related to changes in working capital, acquisition integration expenses and costs to achieve synergies.  For the definition of free cash flow and further information related to free cash flow as a non-GAAP financial measure, see “Liquidity and Capital Resources.”

Recent Acquisitions and Dispositions

Our acquisition strategy is focused on improving our long-term financial performance, enhancing our market positions, and expanding our existing and complementary product lines. We seek to obtain businesses for attractive post-synergy multiples, creating value for our stockholders from synergy realization, leveraging the acquired products across our customer base, creating new platforms for future growth, and assuming best practices from the businesses we acquire. The Company has included the expected benefits of acquisition integrations and restructuring plans within our unrealized synergies, which are in turn recognized in earnings after an acquisition has been fully integrated or the restructuring plan is completed. While the expected benefits on earnings are estimated at the commencement of each transaction, once the execution of the plan and integration occur, we are generally unable to accurately estimate or track what the ultimate effects have been due to system integrations and movements of activities to multiple facilities. As historical business combinations and restructuring plans have not allowed us to accurately separate realized synergies compared to what was initially identified, we measure the synergy realization based on the overall segment profitability post-integration.

RPC Group Plc

In July 2019, the Company completed the acquisition of RPC for aggregate consideration of $6.1 billion. RPC is a leading plastic product design and engineering company for packaging and select non-packaging markets, with 189 sites in 34 countries. RPC develops and manufactures a diverse range of products for a wide variety of customers, including many household names, and enjoys strong market positions in many of the end markets it serves and the geographical areas in which it operates. It uses a wide range of polymer conversion techniques and is also one of the largest plastic recyclers in Europe. The international based facilities are operated within the Consumer Packaging International segment with the remaining U.S. based facilities operated within the Consumer Packaging North America segment. The Company expects to realize annual cost synergies of $150 million of which an estimated $75 million is expected to be realized in fiscal 2020.  See Note 2 to the Consolidated Financial Statements for further details on the acquisition of RPC.

To finance the all-cash purchase, the Company issued $1,250 million aggregate principal amount of 4.875% first priority senior secured notes due 2026, $500 million aggregate principal amount of 5.625% second priority senior secured notes due 2027, and entered into incremental term loans due July 2026, to fund the remainder of the purchase price. In connection with the closing of the RPC acquisition the Company incurred $99 million related to foreign exchange forward contracts and $41 million related to cross-currency swaps recorded in Other expense, net on the Consolidated Statements of Income. Additionally, the Company incurred $130 million of costs associated with the closing of the transaction.

Seal For Life

In July 2019, the Company completed the sale of its Seal For Life ("SFL") business which was operated in our Health, Hygiene & Specialties segment for net proceeds of $326 million.  A pretax gain of $214 million on the sale was recorded in Restructuring and transaction activities on the Consolidated Statements of Income.

Discussion of Results of Operations for Fiscal 2019 Compared to Fiscal 2018

Acquisition sales and operating income disclosed within this section represent the results from acquisitions for the current period.  Business integration expenses consist of restructuring and impairment charges, acquisition related costs, and other business optimization costs.  Tables present dollars in millions.

Consolidated Overview	Fiscal Year
	2019	2018	$ Change	% Change
Net sales	$8,878	$7,869	$1,009	13%
Operating income	$974	$761	$213	28%
Operating income percentage of net sales	11%	10%

The net sales growth is primarily attributed to acquisition net sales of $1,479 million partially offset by prior period divestiture sales of $20 million, a $48 million unfavorable impact from foreign currency changes, lower selling prices of $175 million due to the pass through of lower resin costs, a 1% decline as the result of a customer product transition and a 2% base volume decline.

The operating income increase is primarily attributed to a $214 million gain on the sale of our SFL business, acquisition operating income of $114 million, and a $37 million decrease in depreciation and amortization.  These improvements were partially offset by an increase in business integration costs of $28 million, a $25 million negative impact from price cost spread, an $18 million unfavorable impact from foreign currency changes, a $39 million inventory fair value step-up, and a $26 million impact from lower base volumes.

Consumer Packaging International	Fiscal Year
	2019	2018	$ Change	% Change
Net sales	$1,229	$215	$1,014	472%
Operating income	$12	$17	$(5)	(29)%
Operating income percentage of net sales	1%	8%

The net sales growth in the Consumer Packaging International segment is primarily attributed to acquisition net sales from the RPC acquisition of $1,031 million.

The operating income decrease is primarily attributed to an increase in business integration costs of $52 million and a $36 million inventory fair value step-up related to the RPC acquisition partially offset by acquisition operating income of $82 million.

Consumer Packaging North America	Fiscal Year
	2019	2018	$ Change	% Change
Net sales	$2,636	$2,463	$173	7%
Operating income	$234	$190	$44	23%
Operating income percentage of net sales	9%	8%

The net sales growth in the Consumer Packaging North America segment is primarily attributed to acquisition net sales of $133 million related to the U.S. portion of the acquired RPC business and a 2% base volume improvement partially offset by lower selling prices due to the pass through of lower resin costs.

The operating income increase is primarily attributed to acquisition operating income of $15 million, a $23 million decrease in depreciation and amortization, and a $13 million increase from the higher base volumes.  These increases were partially offset by a $13 million increase in business integration costs primarily related to the RPC acquisition.

Engineered Materials	Fiscal Year
	2019	2018	$ Change	% Change
Net sales	$2,538	$2,633	$(95)	(4)%
Operating income	$318	$365	$(47)	(13)%
Operating income percentage of net sales	13%	14%

The net sales decline in the Engineered Materials segment is primarily attributed to lower selling prices of $117 million due to the pass through of lower resin costs and a 5% base volume decline due to softness in industrial markets and supply chain disruption related to material qualifications. These decreases were partially offset by acquisition net sales of $151 million related mainly to the Laddawn acquisition.

The operating income decrease is primarily attributed to a $33 million unfavorable impact from price cost spread and a $23 million impact from the base volume decline partially offset by acquisition operating income of $6 million.

Health, Hygiene & Specialties	Fiscal Year
	2019	2018	$ Change	% Change
Net sales	$2,475	$2,558	$(83)	(3)%
Operating income	$410	$189	$221	117%
Operating income percentage of net sales	17%	7%

The net sales decline in the Health, Hygiene & Specialties segment is primarily attributed to lower selling prices of $40 million due to the pass through of lower resin costs, a 2% decline as the result of a customer product transition, a 3% base volume decline as a result of weakness in the North American baby care market, prior year sales of $20 million related to the divested SFL business and a $46 million unfavorable impact from foreign currency changes.  These declines were partially offset by acquisition net sales of $164 million related to the Clopay acquisition.

The operating income increase is primarily attributed to a $214 million gain on the sale of our SFL business and a decrease in business integration costs of $30 million.  These improvements were partially offset by a $15 million unfavorable impact from foreign currency changes and a $15 million impact from lower base volumes.

Other expense, net	Fiscal Year
	2019	2018	$ Change	% Change
Other expense, net	$155	$25	$130	520%

The other expense increase is primarily attributed to losses related to the foreign exchange forward contracts of $99 million and cross-currency swaps of $41 million entered into for the closing of the RPC acquisition.

Interest expense, net	Fiscal Year
	2019	2018	$ Change	% Change
Interest expense, net	$329	$259	$70	27%

The interest expense increase is primarily attributed to the incremental debt facilities entered into as part of the RPC acquisition.

Income tax (benefit) expense	Fiscal Year
	2019	2018	$ Change	% Change
Income tax (benefit) expense	$86	$(19)	$105	(553)%

The income tax expense increase is primarily attributed to the $124 million provisional transition benefit recorded in fiscal 2018 as a result of the recent U.S. tax legislation. Our effective tax rate for fiscal 2019 was 18% and was positively impacted by 6% from the sale of subsidiaries, 2% from share-based compensation and 2% from research and development credits.  These favorable items were partially offset 2% from U.S. state taxes, 3% from foreign valuation allowances, 2% from foreign rate differential and other discrete items.

Comprehensive Income	Fiscal Year
	2019	2018	$ Change	% Change
Comprehensive Income	$174	$408	$(234)	(57)%

The decrease in comprehensive income is primarily attributed to a $92 million decrease in net income, a $160 million unfavorable change in the fair value of interest rate hedges, a $58 million decrease in unrealized gains on the Company's pension plans, partially offset by a $56 million favorable change in currency translation.  Currency translation gains are primarily related to non-U.S. subsidiaries with a functional currency other than the U.S. dollar whereby assets and liabilities are translated from the respective functional currency into U.S. dollars using period-end exchange rates.  The change in currency translation was primarily attributed to locations utilizing the euro, British pound sterling, Brazilian real and Chinese renminbi as their functional currency.  As part of the overall risk management, the Company uses derivative instruments to reduce exposure to changes in interest rates attributed to the Company’s floating-rate borrowings and records changes to the fair value of these instruments in Accumulated other comprehensive income (loss).  The change in fair value of these instruments in fiscal 2019 versus fiscal 2018 is primarily attributed to a change in the forward interest curve between measurement dates.

Discussion of Results of Operations for Fiscal 2018 Compared to Fiscal 2017

Acquisition sales and operating income disclosed within this section represent the results from acquisitions for the current period.  Business integration expenses consist of restructuring and impairment charges, acquisition related costs, and other business optimization costs.  Tables present dollars in millions.

Consolidated Overview	Fiscal Year
	2018	2017	$ Change	% Change
Net sales	$7,869	$7,095	$774	11%
Operating income	$761	$732	$29	4%
Operating income percentage of net sales	10%	10%

The net sales growth of $774 million is primarily attributed to acquisition net sales of $624 million, increased selling prices of $191 million due to the pass through of higher cost of goods sold, and a $58 million favorable impact from foreign currency changes, partially offset by a modest 1% volume decline.

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

Consumer Packaging International	Fiscal Year
	2018	2017	$ Change	% Change
Net sales	$215	$200	$15	8%
Operating income	$17	$23	$(6)	(26)%
Operating income percentage of net sales	8%	12%

The net sales growth in the Consumer Packaging International segment is primarily attributed to a $14 million favorable impact from foreign currency changes.

The operating income decrease is primarily attributed to a $6 million negative impact from under recovery of higher cost of goods sold.

Consumer Packaging North America	Fiscal Year
	2018	2017	$ Change	% Change
Net sales	$2,463	$2,351	$112	5%
Operating income	$190	$200	$(10)	(5)%
Operating income percentage of net sales	8%	9%

The net sales growth in the Consumer Packaging North America segment is primarily attributed to increased selling prices of $81 million due to the pass through of higher cost of goods sold and a 1% volume improvement.

The operating income decrease is primarily attributed to a $40 million negative impact from under recovery of higher cost of goods sold, partially offset by a $16 million decrease in selling, general and administrative expenses, a $6 million favorable impact from the volume improvement, and a $6 million decrease in business integration expense.

Engineered Materials	Fiscal Year
	2018	2017	$ Change	% Change
Net sales	$2,633	$2,337	$296	13%
Operating income	$365	$311	$54	17%
Operating income percentage of net sales	14%	13%

The net sales growth in the Engineered Materials segment is primarily attributed to acquisition net sales of $319 million, partially offset by a 3% volume decline as a result of business rationalizations within legacy AEP locations, partially offset by increased selling prices of $59 million.

The operating income increase is primarily attributed to acquisition operating income of $40 million, an $18 million decrease in depreciation and amortization expense, and an $8 million decrease in selling, general and administrative expenses.  These improvements were partially offset by an $11 million negative impact from the lower volumes.

Health, Hygiene & Specialties	Fiscal Year
	2018	2017	$ Change	% Change
Net sales	$2,558	$2,207	$351	16%
Operating income	$189	$198	$(9)	(5)%
Operating income percentage of net sales	7%	9%

The net sales growth in the Health, Hygiene & Specialties segment is primarily attributed to acquisition net sales of $305 million, a $44 million favorable impact from foreign currency changes, and increased selling prices of $45 million due to the pass through of higher cost of goods sold, partially offset by a 2% volume decline.

The operating income decrease is primarily attributed to a $49 million negative impact from under recovery of higher cost of goods sold, a $6 million impact from lower volumes, and a $11 million increase in business integration.  These decreases were partially offset by a $21 million decrease in selling, general and administrative expenses, acquisition operating income of $22 million from the Clopay acquisition, and a $9 million favorable impact from foreign currency changes.

Other expense, net	Fiscal Year
	2018	2017	$ Change	% Change
Other expense, net	$25	$14	$11	79%

The other expense increase is primarily attributed to a year over year increase of $19 million in unfavorable foreign currency changes related to the remeasurement of non-operating intercompany balances, partially offset by an $8 million decrease in debt extinguishment expense related to fewer term loan modifications in 2018 compared to 2017.

Interest expense, net	Fiscal Year
	2018	2017	$ Change	% Change
Interest expense, net	$259	$269	$(10)	(4)%

The interest expense decrease is primarily attributed to reduced interest rates resulting from the term loan modifications, partially offset by additional expense attributed to the $500 million 4.5% second priority senior secured notes.

Income tax (benefit) expense	Fiscal Year
	2018	2017	$ Change	% Change
Income tax (benefit) expense	$(19)	$109	$(128)	(117)%

The income tax decrease is primarily attributed to the $124 million transition benefit recorded in fiscal 2018 as a result of the recent U.S. tax legislation. After the exclusion of the tax reform benefit, our effective tax rate for fiscal 2018 was 22% and was positively impacted by 2% from the share-based compensation excess tax benefit, 2% from the release of foreign valuation allowances, 1% from research and development credits, and a 1% benefit from the domestic manufacturing deduction.  These favorable items were partially offset by increases of 3% from U.S. state taxes and other discrete items.

Comprehensive Income	Fiscal Year
	2018	2017	$ Change	% Change
Comprehensive Income	$408	$420	$(12)	(3)%

The decrease in comprehensive income is primarily attributed to a $161 million decrease in currency translation and a $35 million decrease in unrealized gains on the Company's pension plans, partially offset by a $156 million increase in net income and a $21 million favorable change in the fair value of interest rate hedges.  Currency translation gains are primarily related to non-U.S. subsidiaries with a functional currency other than the U.S. dollar whereby assets and liabilities are translated from the respective functional currency into U.S. dollars using period-end exchange rates.  The change in currency translation was primarily attributed to locations utilizing the euro, Brazilian real, and Canadian dollar as their functional currency.  The change in unrealized gains on pension plans in the current period was primarily attributable to actuarial losses from an increase in the underlying discount rate.  As part of the overall risk management, the Company uses derivative instruments to reduce exposure to changes in interest rates attributed to the Company’s floating-rate borrowings and records changes to the fair value of these instruments in Accumulated other comprehensive income.  The change in fair value of these instruments in fiscal 2018 versus fiscal 2017 is primarily attributed to a change in the forward interest curve between measurement dates.

Liquidity and Capital Resources

Senior Secured Credit Facility

We manage our global cash requirements considering (i) available funds among the many subsidiaries through which we conduct business, (ii) the geographic location of our liquidity needs, and (iii) the cost to access international cash balances.  We have a $850 million asset-based revolving line of credit that matures in May 2024.  At the end of fiscal 2019, the Company had no outstanding balance on the revolving credit facility.  The Company was in compliance with all covenants at the end of fiscal 2019 (see Note 3. Long-Term Debt for further information).

Contractual Obligations and Off Balance Sheet Transactions

Our contractual cash obligations at the end of fiscal 2019 are summarized in the following table which does not give any effect to taxes as we cannot reasonably estimate the timing of future cash outflows.

	Payments due by period as of the end of fiscal 2019
	Total	< 1 year	1-3 years	4-5 years	> 5 years
Long-term debt, excluding capital leases	$11,356	$67	$134	$3,736	$7,419
Capital leases (a)	123	36	54	22	11
Fixed interest rate payments	1,120	200	399	307	214
Variable interest rate payments (b)	1,969	370	723	566	310
Operating leases	554	108	174	103	169
Total contractual cash obligations	$15,122	$781	$1,484	$4,734	$8,123

(a)	Includes anticipated interest of $9 million over the life of the capital leases.
(b)	Based on applicable interest rates in effect end of fiscal 2019.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements.  Under the new standard, the lessee of an operating lease will be required to do the following: 1) recognize a right-of-use asset and a lease liability in the statement of financial position, 2) recognize a single lease cost allocated over the lease term generally on a straight-line basis, and 3) classify all cash payments within operating activities on the statement of cash flows.  Companies are required to adopt this standard using a modified retrospective transition method. The Company will adopt the standard beginning in fiscal 2020 and will recognize the cumulative effect of applying the new standard to retained earnings, which the Company does not expect to be material.

The standard provides a number of optional practical expedients in transition. We expect to elect the “package of practical expedients”, which permits us not to reassess under the standard our prior conclusions about lease identification, lease classification and initial direct costs. The standard also provides practical expedients for the Company’s ongoing accounting. We currently expect to elect the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, we will not recognize right-of-use (“ROU”) assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition.

Cash Flows from Operating Activities

Net cash provided by operating activities increased $197 million from fiscal 2018 primarily attributed to decreases in working capital due to lower raw material costs partially offset by professional fees related to the RPC acquisition.

Net cash provided by operating activities increased $29 million from fiscal 2017 primarily attributed to the settlement of interest rate hedges, improved net income before depreciation, amortization and the net impact of the Tax Act.

Cash Flows from Investing Activities

Net cash used in investing activities increased $5,216 million from fiscal 2018 primarily attributed to increased capital expenditures, settlement of acquisition related derivatives, and higher acquisition spending partially offset by the sale of our SFL business.

Net cash used in investing activities increased $261 million from fiscal 2017 primarily attributed to increased capital expenditures and higher acquisition spending.

Cash Flows from Financing Activities

Net cash from financing activities increased $5,313 million from fiscal 2018 primarily attributed to proceeds from long-term borrowings, net of fees, to finance the RPC acquisition, partially offset by higher repayments on long-term borrowings.

Net cash from financing activities increased $339 million from fiscal 2017 primarily attributed to lower repayments of long-term borrowings and a lower tax receivable agreement payment in fiscal 2018, partially offset by fiscal 2018 payments to repurchase common stock.

Share Repurchases

The Company's share repurchases totaled $74 million and $33 million in fiscal 2019 and fiscal 2018, respectively.  The repurchases were completed using existing liquidity.

Free Cash Flow

We define "free cash flow" as cash flow from operating activities less net additions to property, plant and equipment and payments of the tax receivable agreement. Based on our definition, our consolidated free cash flow is summarized as follows:

	Years Ended
	September 28, 2019	September 29, 2018	September 30, 2017
Cash flow from operating activities	$1,201	$1,004	$975
Additions to property, plant and equipment, net	(399)	(333)	(263)
Payments of tax receivable agreement	(38)	(37)	(111)
Free cash flow	$764	$634	$601

Free cash flow, as presented in this document, is a supplemental financial measure that is not required by, or presented in accordance with, generally accepted accounting principles in the U.S. ("GAAP").  Free cash flow is not a GAAP financial measure and should not be considered as an alternative to cash flow from operating activities or any other measure determined in accordance with GAAP.   We use free cash flow as a measure of liquidity because it assists us in assessing our company’s ability to fund its growth through its generation of cash, and believe it is useful to investors for such purpose. In addition, free cash flow and similar measures are widely used by investors, securities analysts and other interested parties in our industry to measure a company's liquidity.  Free cash flow may be calculated differently by other companies, including other companies in our industry or peer group, limiting its usefulness as a comparative measure.

Liquidity Outlook

At the end of fiscal 2019, our cash balance was $750 million, of which approximately 90% was located outside the U.S.  We believe our existing U.S. based cash and cash flow from U.S. operations, together with available borrowings under our senior secured credit facilities, will be adequate to meet our liquidity needs over the next twelve months.  The Company has the ability to repatriate the cash located outside the U.S. to the extent not needed to meet operational and capital needs without significant restrictions.  We do not expect our free cash flow to be sufficient to cover all long-term debt obligations and intend to refinance these obligations prior to maturity.

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

Acquisitions.  We record acquisitions resulting in the consolidation of an enterprise using the purchase method of accounting. Under this method, the Company records the assets acquired, including intangible assets that can be identified and named, and liabilities assumed based on their estimated fair values at the date of acquisition. The purchase price in excess of the fair value of the assets acquired and liabilities assumed is recorded as goodwill. Among other sources of relevant information, the Company uses independent appraisals and actuarial or other valuations to assist in determining the estimated fair values of the assets and liabilities. Various assumptions are used in the determination of these estimated fair values including discount rates, market and volume growth rates, and other prospective financial information. Transaction costs associated with acquisitions are expensed as incurred.  Refer to Note 2. Acquisitions and Dispositions for further information.

Pensions.  The accounting for our pension plans requires us to recognize the overfunded or underfunded status of the pension plans on our balance sheet. For these sponsored plans, the relevant accounting guidance requires that management make certain assumptions relating to the long-term rate of return on plan assets, discount rates used to determine the present value of future obligations and expenses, salary inflation rates, mortality rates and other assumptions. We believe that the accounting estimates related to our pension plans are critical accounting estimates because they are highly susceptible to change from period to period based on the performance of plan assets, actuarial valuations, market conditions and contracted benefit changes. The selection of assumptions is based on historical trends and known economic and market conditions at the time of valuation, as well as independent studies of trends performed by our actuaries. However, actual results may differ substantially from the estimates that were based on the critical assumptions.

We review annually the discount rate used to calculate the present value of pension plan liabilities. The discount rate used at each measurement date is set based on a high-quality corporate bond yield curve, derived based on bond universe information sourced from reputable third-party indices, data providers, and rating agencies. In countries where there is no deep market in corporate bonds, we have used a government bond approach to set the discount rate.  Additionally, the expected long term rate of return on plan assets is derived for each benefit plan by considering the expected future long-term return assumption for each individual asset class. A single long-term return assumption is then derived for each plan based upon the plan's target asset allocation.  Refer to Note 8. Retirement Plans for further information.

Goodwill and Other Indefinite Lived Intangible Assets.  On an annual basis and at interim periods when circumstances require, we test the recoverability of goodwill and indefinite-lived intangible assets. We evaluate goodwill using a qualitative assessment to determine whether it is more likely than not that the fair value of any reporting unit is less than the carrying amount.  If we determine that the fair value of the reporting unit may be less than its carrying amount, we evaluate the goodwill of that reporting unit using the one-step quantitative impairment assessment.  Otherwise, we conclude that no impairment is indicated and no further impairment test is performed.

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

Indefinite lived intangible assets are tested for impairment annually using both qualitative screens and quantitative assessments where appropriate and are written down to fair value based on either discounted cash flows or appraised values.  Refer to Note 1. Basis of Presentation and Summary of Significant Accounting Policies for further information.

Deferred Taxes and Effective Tax Rates.  We estimate the effective tax rate (“ETR”) and associated liabilities or assets for each of our legal entities of ours in accordance with authoritative guidance.  We use tax planning to minimize or defer tax liabilities to future periods.  In recording ETRs and related liabilities and assets, we rely upon estimates, which are based upon our interpretation of U.S. and local tax laws as they apply to our legal entities and our overall tax structure.  Audits by local tax jurisdictions, including the U.S. Government, could yield different interpretations from our own and cause the Company to owe more taxes than originally recorded.  For interim periods, we accrue our tax provision at the ETR that we expect for the full year.  As the actual results from our various businesses vary from our estimates earlier in the year, we adjust the succeeding interim periods’ ETRs to reflect our best estimate for the year-to-date results and for the full year.  As part of the ETR, if we determine that a deferred tax asset arising from temporary differences is not likely to be utilized, we will establish a valuation allowance against that asset to record it at its expected realizable value.  In multiple foreign jurisdictions, the Company believes that it will not generate sufficient future taxable income to realize the related tax benefits.  The Company has provided a full valuation allowance against its foreign net operating losses included within the deferred tax assets in multiple foreign jurisdictions.  The Company has not provided a valuation allowance on its federal net operating losses in the U.S. because it has determined that future reversals of its temporary taxable differences will occur in the same periods and are of the same nature as the temporary differences giving rise to the deferred tax assets.  Our valuation allowance against deferred tax assets was $141 million and $93 million as of the end of fiscal 2019 and 2018, respectively.  Refer to Note 7. Income Taxes for further information.

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

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to market risk from changes in interest rates primarily through our senior secured credit facilities.  As of September 28, 2019, our senior secured credit facilities are comprised of (i) $7.5 billion term loans and (ii) a $850 million revolving credit facility with no borrowings outstanding.  Borrowings under our senior secured credit facilities bear interest at a rate equal to an applicable margin plus LIBOR.  The applicable margin for LIBOR rate borrowings under the revolving credit facility ranges from 1.25% to 1.50%, and the margin for the term loans range from 2.00% to 2.50% per annum.  As of September 28, 2019, the LIBOR rate of approximately 2.00% was applicable to the term loans.  A 0.25% change in LIBOR would increase our annual interest expense by $11 million on variable rate term loans.

We seek to minimize interest rate volatility risk through regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. These financial instruments are not used for trading or other speculative purposes. As of September 29, 2019, the Company effectively had (i) a $450 million interest rate swap transaction that swaps a one-month variable LIBOR contract for a fixed annual rate of 2.000%, with an effective date in May 2017 and expiration in May 2022, (ii) a $1 billion interest rate swap transaction that swaps a one-month variable LIBOR contract for a fixed annual rate of 2.808% with an effective date in June 2018 and expiration in September 2021, (iii) a $400 million interest rate swap transaction that swaps a one-month variable LIBOR contract for a fixed annual rate of 2.533% with an effective date in February 2019 and expiration in July 2023, (iv) a $884 million interest rate swap transaction that swaps a one month variable LIBOR contract plus 250 basis point spread for a fixed annual rate of 4.357%, with an effective date in July 2019 and expiration in June 2024, and (v) a $473 million interest rate swap transaction that swaps a one month variable LIBOR contract plus 250 basis point spread for a fixed annual rate of 4.550%, with an effective date in July 2019 and expiration in June 2024.

Foreign Currency Risk

As a global company, we face foreign currency risk exposure from fluctuating currency exchange rates, primarily the U.S. dollar against the euro, British pound sterling, Brazilian real, Chinese renminbi, Canadian dollar and Mexican peso.  Significant fluctuations in currency rates can have a substantial impact, either positive or negative, on our revenue, cost of sales, and operating expenses.  Currency translation gains and losses are primarily related to non-U.S. subsidiaries with a functional currency other than U.S. dollars whereby assets and liabilities are translated from the respective functional currency into U.S. dollars using period-end exchange rates and impact our Comprehensive income.  A 10% decline in foreign currency exchange rates would have had a negative $16 million impact on fiscal 2019 Net income.

The Company is party to certain cross-currency swaps to hedge a portion of our foreign currency risk. The swap agreements mature May 2022 (€250 million) and June 2024 (€1,625 million and £700 million).  In addition to the cross-currency swaps, we hedge a portion of our foreign currency risk by designating foreign currency denominated long-term debt as net investment hedges of certain foreign operations. As of September 28, 2019, we had outstanding long-term debt of €1,075 million that was designated as a hedge of our net investment in certain euro-denominated foreign subsidiaries. In the future, we may attempt to manage our foreign currency risk on our anticipated cash movements by entering into foreign currency forward contracts to offset potential foreign exchange gains or losses.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statement Schedules

All schedules have been omitted because they are not applicable or not required or because the required information is included in the consolidated financial statements or notes thereto.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.

In connection with the preparation of this Form 10-K, management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 28, 2019.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of September 28, 2019.

Management’s Report on Internal Controls over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Integrated Framework (2013 Framework). The Company acquired RPC in July 2019, and management has excluded RPC's internal control over financial reporting from our assessment of the effectiveness of our internal control as of the fiscal year ended September 28, 2019.  RPC represents approximately 49% of consolidated total assets and 13% and 10% of consolidated net sales and net income, respectively, for the fiscal year ended September 28, 2019.

Based on this assessment, management concluded that as of September 28, 2019, the Company’s internal control over financial reporting was effective.  The Company's independent registered public accounting firm provided an attestation report on the Company's internal controls over financial reporting, which appears on page 28 of this Form 10-K.

Changes in Internal Controls over Financial Reporting

The Company is in the process of implementing our standardized control procedures within RPC and expects this to be completed during fiscal 2020.

There were no other changes in our internal control over financial reporting that occurred during the quarter ended September 28, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  OTHER INFORMATION

None.

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except as set forth below, the information required by this Item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with the 2020 Annual Meeting of Stockholders.

Code of Ethics

We have a Code of Business Ethics that applies to all directors and employees, including our Chief Executive Officer and senior financial officers.  These standards are designed to deter wrongdoing and to promote the highest ethical, moral, and legal conduct of all employees. We also have adopted a Supplemental Code of Ethics, which is in addition to the standards set by our Code of Business Ethics, in order to establish a higher level of expectation for the most senior leaders of the Company.  The Supplemental Code of Ethics sets the expectations as to how our senior leaders conduct themselves in dealings with the Company, customers, suppliers and coworkers and it further defines our commitment to compliance with the Company’s policies, procedures and government regulations. Our Code of Business Ethics and Supplemental Code of Ethics can be obtained, free of charge, by contacting our corporate headquarters or can be obtained from the Corporate Governance section of the Investors page on the Company’s internet site.

Item 11.  EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with the 2020 Annual Meeting of Stockholders.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item, is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with the 2020 Annual Meeting of Stockholders.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with the 2020 Annual Meeting of Stockholders.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with the 2020 Annual Meeting of Stockholders.

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

Item 16.  FORM 10-K SUMMARY

None.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Berry Global Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Berry Global Group, Inc. (the Company) as of September 28, 2019 and September 29, 2018, the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended September 28, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 28, 2019 and September 29, 2018, and the results of its operations and its cash flows for each of the three years in the period ended September 28, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of September 28, 2019, based on criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated November 22, 2019 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Goodwill

Description of the Matter
At September 28, 2019, the Company had a goodwill balance of $5.1 billion. As discussed in Note 1 to the consolidated financial statements, goodwill is tested for impairment at least annually at the reporting unit level. The Company’s goodwill is initially assigned to its reporting units as of the acquisition date. In fiscal year 2019, the Company applied the qualitative impairment assessment and concluded that it was more likely than not that the fair value of each reporting unit exceeded the carrying amount except for their Health, Hygiene & Specialties – South America (HHS-SA) reporting unit, in which a quantitative test was performed due to the lower prior year amount of excess of fair value over carrying value for that reporting unit.

Auditing management’s annual goodwill impairment test for the HHS-SA reporting unit, in which the one-step impairment test was performed, was complex and judgmental due to the significant estimation required in determining the fair value of the reporting unit. The significant estimation uncertainty was primarily due to the sensitivity of the respective fair value to underlying assumptions about the future operating performance of the HHS-SA reporting unit. In particular, the fair value estimate was sensitive to significant assumptions in the prospective financial information such as the revenue growth rate, EBITDA margin, and terminal year growth rate, which are affected by expectations about future market or economic conditions, particularly those in emerging markets.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls that address the risks of material misstatement over the Company’s goodwill impairment review process, including controls over management’s review of the significant assumptions described above.

To test the estimated fair value of the Company’s HHS-SA reporting unit, we, along with our valuation specialists, performed audit procedures that included, among others, assessing methodologies and testing the significant assumptions discussed above and the underlying data used by the Company in its analysis. We compared the significant assumptions used by management to current industry and economic trends, changes in the Company’s business model, customer base or product mix, historical operating results and other relevant factors. We assessed the historical accuracy of management’s estimates and performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the reporting unit that would result from changes in the assumptions.

Accounting for RPC Group Plc Business Combination

Description of the Matter
As discussed in Note 2 to the consolidated financial statements, in July 2019, the Company completed the acquisition of the entire outstanding share capital of RPC Group Plc (“RPC”), for aggregate consideration of $6.1 billion. The acquisition was accounted for under the purchase method of accounting and the assets acquired and liabilities assumed have been recorded based on preliminary estimates of fair value and is subject to change based on the finalization of the fair values of the assets acquired and liabilities assumed.

Auditing the Company’s accounting for the preliminary allocation of the purchase price for its acquisition of RPC was complex due to the overall significance of the RPC acquisition and the estimation uncertainty in determining the fair value of property, plant and equipment and identifiable intangible assets, which principally consisted of customer relationships and tradenames. The estimation uncertainty was primarily due to the sensitivity of the respective fair values to underlying assumptions. Given the timing, size and international footprint of the RPC acquisition, the purchase price allocation, including the fair value estimates of the identifiable intangible assets and property, plant and equipment, were recorded on a preliminary basis. A significant assumption used by the Company to estimate the preliminary fair value of these assets was the determination of which of the Company’s historical acquisitions were of a comparable nature to be utilized as a basis for estimating the fair value of RPC’s identified intangible assets and property, plant and equipment. This determination was based upon an analysis by the Company of RPC’s overall business, operations, production processes, equipment, and customer base as compared to the Company’s historical acquisitions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls that address the risks of material misstatement relating to the estimation of the preliminary fair value of the identifiable intangible assets and property, plant, and equipment. For example, we tested controls over management’s review of the significant assumptions, such as their evaluation of the RPC business versus historical acquisitions executed by the Company to determine similarities and differences which provided the basis for determining which of the historical transactions to use in estimating fair values of the identifiable intangible assets and property, plant and equipment of RPC.

To test the estimate of the preliminary fair value of the acquired identifiable intangible assets and property, plant, and equipment, our audit procedures included, among others, assessing the appropriateness of the other historical acquisitions utilized as a basis in estimating the RPC preliminary fair values and testing the underlying data used by the Company. For example, we obtained an understanding of the nature of the RPC business through audit procedures such as site visits, plant tours, review of financial information and meetings with RPC personnel. Based on this understanding, we compared the nature of the RPC business and operations to the historical acquisitions of the Company used in the preliminary fair value estimates. We then evaluated the reasonableness of the actual historical acquisition fair value results for the identifiable intangible assets and property, plant and equipment and compared those to the values assigned to the equivalent RPC assets. We also tested the mathematical accuracy of historical acquisition averages for identifiable intangible assets and property, plant and equipment.

Accounting for Income Taxes related to RPC Group Plc

Description of the Matter
As described in Note 2 to the consolidated financial statements, the Company’s acquisition of RPC Group Plc (RPC) expanded their international presence. As discussed in Note 2 to the consolidated financial statements, the RPC acquisition was accounted for under the purchase method of accounting and the assets acquired and liabilities assumed have been recorded based on preliminary estimates of fair value which included any RPC income tax related balances.

Auditing the preliminary income tax account balances recorded in the opening balance sheet and auditing the income tax provision related to RPC was complex given the judgments related to the identification of the various tax jurisdictions and the tax impacts in those jurisdictions, the completeness of the population of the deferred tax balances and uncertain tax positions, and the evaluation of the recoverability of deferred tax assets.

How We Addressed the Matter in Our Audit
To test the RPC income tax accounts, we, along with our income tax professionals, performed procedures that included assessing the completeness and accuracy of the numerous income tax provisions related to RPC. Our procedures included, among others, testing the accuracy of the underlying amounts and inputs used to compute the income tax provisions, testing the key assumptions underlying the estimates of uncertain income tax positions, and testing the inputs used to calculate deferred income tax balances and any related valuation allowances. For example, we compared pre-tax income for the post acquisition period utilized in each jurisdictional tax provision to RPC’s operating results, compared income tax rates to the enacted tax rates specific to each respective jurisdiction and assessed the impact of any permanent adjustments to test each respective jurisdictional income tax provision. We tested the completeness and accuracy of the deferred tax balances based on the historical information available for book versus income tax basis differences and tested the valuation allowances recorded by testing the assumptions underlying the realizability of the deferred income tax assets.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1991.

Indianapolis, Indiana
November 22, 2019

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Berry Global Group, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Berry Global Group Inc.’s internal control over financial reporting as of September 28, 2019, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Berry Global Group, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of September 28, 2019, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Controls over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of RPC Group Plc, which is included in the 2019 consolidated financial statements of the Company and constituted 49% of total assets, as of September 28, 2019 and 13% and 10% of net sales and net income, respectively, for the year then ended.  Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of RPC Group Plc.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of September 28, 2019 and September 29, 2018, the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended September 28, 2019, and the related notes and our report dated November 22, 2019 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Ernst & Young LLP

Indianapolis, Indiana
November 22, 2019

Berry Global Group, Inc.
Consolidated Statements of Income
(in millions of dollars)

	Fiscal years ended
	September 28, 2019	September 29, 2018	September 30, 2017
Net sales	$8,878	$7,869	$7,095
Costs and expenses:
Cost of goods sold	7,259	6,438	5,691
Selling, general and administrative	583	480	494
Amortization of intangibles	194	154	154
Restructuring and transaction activities	(132)	36	24
Operating income	974	761	732

Other expense, net	155	25	14
Interest expense, net	329	259	269
Income before income taxes	490	477	449
Income tax expense (benefits)	86	(19)	109
Net income	$404	$496	$340
Net income per share:
Basic (see Note 13)	$3.08	$3.77	$2.66
Diluted (see Note 13)	$3.00	$3.67	$2.56

Berry Global Group, Inc.
Consolidated Statements of Comprehensive Income
(in millions of dollars)

	Fiscal years ended
	September 28, 2019	September 29, 2018	September 30, 2017
Net income	$404	$496	$340
Currency translation	(71)	(127)	34
Pension and postretirement benefits	(55)	3	38
Derivative instruments	(111)	49	28
Provision for income taxes	7	(13)	(20)
Other comprehensive (loss) income, net of tax	(230)	(88)	80
Comprehensive income	$174	$408	$420

See notes to consolidated financial statements.

Berry Global Group, Inc.
Consolidated Balance Sheets
(in millions of dollars)

	September 28, 2019	September 29, 2018
Assets
Current assets:
Cash and cash equivalents	$750	$381
Accounts receivable	1,526	941
Inventories	1,324	887
Prepaid expenses and other current assets	157	76
Total current assets	3,757	2,285
Property, plant and equipment	4,714	2,488
Goodwill and intangible assets	7,831	4,284
Other assets	167	74
Total assets	$16,469	$9,131

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,159	$783
Accrued employee costs	214	113
Other current liabilities	562	303
Current portion of long-term debt	104	38
Total current liabilities	2,039	1,237
Long-term debt	11,261	5,806
Deferred income taxes	803	365
Employee benefit obligations	327	45
Other long-term liabilities	421	244
Total liabilities	14,851	7,697

Stockholders' equity:
Common stock (132.3 and 131.4 shares issued, respectively)	1	1
Additional paid-in capital	949	870
Retained earnings	1,054	719
Accumulated other comprehensive loss	(386)	(156)
Total stockholders' equity	1,618	1,434
Total liabilities and stockholders' equity	$16,469	$9,131

See notes to consolidated financial statements.

Berry Global Group, Inc.
Consolidated Statements of Changes in Stockholders' Equity
(in millions of dollars)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)	Total
Balance at October 1, 2016	$1	$452	$(148)	$(84)	$221
Share-based compensation expense	—	20	—	—	20
Proceeds from issuance of common stock	—	31	—	—	31
Derivatives, net of tax	—	—	18	—	18
Net income attributable to the Company	—	—	—	340	340
Currency translation	—	—	34	—	34
Defined benefit pension and retiree health benefit plans, net of tax	—	—	28	—	28
Equity issuance, net	—	323	—	—	323
Balance at September 30, 2017	$1	$826	$(68)	$256	$1,015
Share-based compensation expense	—	23	—	—	23
Proceeds from issuance of common stock	—	23	—	—	23
Common stock repurchased and retired	—	(2)	—	(33)	(35)
Derivatives, net of tax	—	—	36	—	36
Net income attributable to the Company	—	—	—	496	496
Currency translation	—	—	(127)	—	(127)
Defined benefit pension and retiree health benefit plans, net of tax	—	—	3	—	3
Balance at September 29, 2018	$1	$870	$(156)	$719	$1,434
Share-based compensation expense	—	27	—	—	27
Proceeds from issuance of common stock	—	55	—	—	55
Common stock repurchased and retired	—	(3)	—	(69)	(72)
Derivatives, net of tax	—	—	(83)	—	(83)
Net income attributable to the Company	—	—	—	404	404
Currency translation	—	—	(104)	—	(104)
Defined benefit pension and retiree health benefit plans, net of tax	—	—	(43)	—	(43)
Balance at September 28, 2019	$1	$949	$(386)	$1,054	$1,618

See notes to consolidated financial statements.

Berry Global Group, Inc.
   Consolidated Statements of Cash Flows
(in millions of dollars)

	Fiscal years ended
	September 28, 2019	September 29, 2018	September 30, 2017

Cash Flows from Operating Activities:
Net income	$404	$496	$340

Adjustments to reconcile net cash from operating activities:
Depreciation	419	384	367
Amortization of intangibles	194	154	154
Non-cash interest expense	1	4	9
Share-based compensation expense	27	23	20
Deferred income tax	(52)	(86)	5
Settlement of derivatives	19	30	—
Transaction activities	(38)	—	—
Other non-cash operating activities, net	(1)	16	25
Changes in operating assets and liabilities:
Accounts receivable	150	(53)	(41)
Inventories	99	(79)	10
Prepaid expenses and other assets	14	18	27
Accounts payable and other liabilities	(35)	97	59
Net cash from operating activities	1,201	1,004	975

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(399)	(336)	(269)
Proceeds from sale of assets	—	3	6
Divestiture of business	326	—	—
Acquisition of business	(6,079)	(702)	(515)
Acquisition purchase price derivatives and other	(99)	—	4
Net cash from investing activities	(6,251)	(1,035)	(774)

Cash Flows from Financing Activities:
Proceeds from long-term borrowings	6,784	498	495
Repayment of long-term borrowings	(1,214)	(335)	(636)
Proceeds from issuance of common stock	55	23	31
Repurchase of common stock	(74)	(33)	—
Payment of tax receivable agreement	(38)	(37)	(111)
Debt financing costs	(87)	(3)	(5)
Net cash from financing activities	5,426	113	(226)
Effect of currency translation on cash	(7)	(7)	8
Net change in cash and cash equivalents	369	75	(17)
Cash and cash equivalents at beginning of period	381	306	323
Cash and cash equivalents at end of period	$750	$381	$306

See notes to consolidated financial statements.

Berry Global Group, Inc.
Notes to Consolidated Financial Statements
(in millions of dollars, except as otherwise noted)

1.  Basis of Presentation and Summary of Significant Accounting Policies

Background

Berry Global Group, Inc. (“Berry,” “we,” or the “Company”) is a leading global supplier of a broad range of innovative non-woven, flexible, and rigid products used every day within consumer and industrial end markets.

Basis of Presentation

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) pursuant to the rules and regulations of the Securities and Exchange Commissions.  Periods presented in these financial statements include fiscal periods ending September 28, 2019 (“fiscal 2019”), September 29, 2018 (“fiscal 2018”), and September 30, 2017 (“fiscal 2017”).  The Company has recast certain prior period amounts to conform to current reporting.  Fiscal 2019, fiscal 2018, and fiscal 2017 were fifty-two week periods.  The Company has evaluated subsequent events through the date the financial statements were issued.

The consolidated financial statements include the accounts of Berry and its subsidiaries, all of which includes our wholly owned and majority owned subsidiaries. The Company has certain foreign subsidiaries that report on a calendar period basis which we consolidate into our respective fiscal period.  Intercompany accounts and transactions have been eliminated in consolidation.

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

Our rebate programs are individually negotiated with customers and contain a variety of different terms and conditions.  Certain rebates are calculated as flat percentages of purchases, while others include tiered volume incentives.  These rebates may be payable monthly, quarterly, or annually.  The calculation of the accrued rebate balance involves management estimates, especially where the terms of the rebate involve tiered volume levels that require estimates of expected annual sales.  These provisions are based on estimates derived from current program requirements and historical experience.  The accrual for customer rebates was $114 million and $58 million at September 28, 2019 and September 29, 2018, respectively, and is included in Accrued expenses and other current liabilities.

Due to the nature of our sales transactions, we have elected the following practical expedients: (i) Shipping and handling costs are treated as fulfillment costs. Accordingly, shipping and handling costs are classified as a component of Cost of goods sold while amounts billed to customers are classified as a component of Net Sales; (ii) We exclude sales and similar taxes that are imposed on our sales and collected from customers; (iii) As our standard payment terms are less than one year, we do not assess whether a contract has a significant financing component.

The Company disaggregates revenue based on reportable business segment, geography, and significant product line.  Refer to Note 12. Segment and Geographic Data for further information.

Purchases of Raw Materials and Concentration of Risk

The Company’s most significant raw material used in the production of its products is plastic resin.  The largest supplier of the Company’s total resin material requirements represented approximately 13% of purchases in fiscal 2019.  The Company uses a variety of suppliers to meet its resin requirements.

Research and Development

Research and development costs are expensed when incurred.  The Company incurred research and development expenditures of $50 million, $45 million, and $45 million in fiscal 2019, 2018, and 2017, respectively.

Share-Based Compensation

The Company utilizes the Black-Scholes option valuation model for estimating the fair value of stock options and amortizes the estimated fair value on a straight-line basis over the requisite service period.  The share-based compensation plan is more fully described in Note 11. Stockholders’ Equity.

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

Allowance for Doubtful Accounts

The Company’s customers are located principally throughout the U.S. and Europe, without significant concentration with any one customer.  The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral.  The Company’s accounts receivable and related allowance for doubtful accounts are analyzed in detail on a quarterly basis and all significant customers with delinquent balances are reviewed to determine future collectability.  The determinations are based on legal issues (such as bankruptcy status), past history, current financial and credit agency reports, and the experience of the credit representatives.  Reserves are established in the quarter in which the Company makes the determination that the account is deemed uncollectible.  The Company maintains additional reserves based on its historical bad debt experience.  The following table summarizes the activity for fiscal years ended for the allowance for doubtful accounts:

	2019	2018	2017
Allowance for doubtful accounts, beginning	$13	$13	$8
Acquisition allowance for doubtful accounts	13	2	5
Bad debt expense	2	1	1
Write-offs against allowance	—	(3)	(1)
Allowance for doubtful accounts, ending	$28	$13	$13

Accounts Receivable Factoring Agreements

The Company has entered into various factoring agreements, both in the U.S. and at a number of foreign subsidiaries, to sell certain receivables to unrelated third-party financial institutions. The Company accounts for these transactions in accordance with ASC 860, "Transfers and Servicing" ("ASC 860").  ASC 860 allows for the ownership transfer of accounts receivable to qualify for sale treatment when the appropriate criteria is met, which permits the Company to present the balances sold under the program to be excluded from Accounts receivable on the Consolidated Balance Sheets.  Receivables are considered sold when (i) they are transferred beyond the reach of the Company and its creditors, (ii) the purchaser has the right to pledge or exchange the receivables, and (iii) the Company has surrendered control over the transferred receivables.  In addition, the Company provides no other forms of continued financial support to the purchaser of the receivables once the receivables are sold.

There were no amounts outstanding from financial institutions related to U.S. based programs at September 28, 2019 or September 29, 2018.  Gross amounts factored under these U.S. based programs at September 28, 2019 and September 29, 2018 were $284 million and $162 million, respectively.  The fees associated with transfer of receivables for all programs were not material for any of the periods presented.

Inventories

Inventories are stated at the lower of cost or net realizable value and are valued using the first-in, first-out method.  Management periodically reviews inventory balances, using recent and future expected sales to identify slow-moving and/or obsolete items. The cost of spare parts is charged to cost of goods sold when purchased.  We evaluate our reserve for inventory obsolescence on a quarterly basis and review inventory on-hand to determine future salability.  We base our determinations on the age of the inventory and the experience of our personnel.  We reserve inventory that we deem to be not salable in the quarter in which we make the determination.  We believe, based on past history and our policies and procedures, that our net inventory is salable.  Inventory as of fiscal 2019 and 2018 was:

Inventories:	2019	2018
Finished goods	$743	$503
Raw materials	581	384
	$1,324	$887

Property, Plant and Equipment

Property, plant and equipment are stated at cost.  Depreciation is computed primarily by the straight-line method over the estimated useful lives of the assets ranging from 15 to 40 years for buildings and improvements, 2 to 20 years for machinery, equipment, and tooling, and over the term of the agreement for capital leases.  Leasehold improvements are depreciated over the shorter of the useful life of the improvement or the lease term.  Repairs and maintenance costs are charged to expense as incurred.  The Company capitalized interest of $10 million, $9 million, and $7 million in fiscal 2019, 2018, and 2017, respectively.  Property, plant and equipment as of fiscal 2019 and 2018 was:

Property, plant and equipment:	2019	2018
Land, buildings and improvements	$1,549	$875
Equipment and construction in progress	6,090	4,242
	7,639	5,117
Less accumulated depreciation	(2,925)	(2,629)
	$4,714	$2,488

Long-lived Assets

Long-lived assets, including property, plant and equipment and definite lived intangible assets are reviewed for impairment in accordance with ASC 360, "Property, Plant and Equipment," whenever facts and circumstances indicate that the carrying amount may not be recoverable.  Specifically, this process involves comparing an asset’s carrying value to the estimated undiscounted future cash flows the asset is expected to generate over its remaining life.  If this process were to result in the conclusion that the carrying value of a long-lived asset would not be recoverable, a write-down of the asset to fair value would be recorded through a charge to operations.  Fair value is determined based upon discounted cash flows or appraisals as appropriate.  Long-lived assets that are held for sale are reported at the lower of the assets’ carrying amount or fair value less costs related to the assets’ disposition.  The Company recorded impairment charges totaling $8 million to property, plant and equipment assets in fiscal 2019. The company recorded no impairment charges in fiscal 2018. The Company recorded impairment charges totaling $2 million to property, plant and equipment assets in fiscal 2017.  Impairment charges are recorded in Restructuring and transaction activities on the Consolidated Statements of Income.

Goodwill

The Company follows the principles provided by ASC 350, "Intangibles - Goodwill and Other."  Goodwill is not amortized but rather reviewed annually for impairment.  The Company performed its annual impairment evaluation on the first day of the fourth fiscal quarter.  For purposes of conducting our annual goodwill impairment test, the Company determined that we have seven reporting units, Health, Hygiene & Specialties (“HHS”) – North America ("NA"), HHS – South America ("SA"), HHS – Europe ("EU"), HHS – Asia ("AS"), Consumer Packaging, Tapes, and Engineered Materials.  We determined that each of the components within our respective reporting units have similar economic characteristics and therefore should be aggregated.  We reached this conclusion because within each of our reporting units, we have similar products, management oversight, production processes, markets served, and/or common geographic region which allow us to share resources across the manufacturing facilities.  We regularly re-align our production equipment and manufacturing facilities in order to take advantage of cost savings and manufacturing efficiency opportunities, and to realize cost synergies.  In addition, we utilize our research and development centers, design center, tool shops, and graphics center which all provide benefits to each of the reporting units and work on new products that can benefit multiple product lines.  We also believe that the goodwill is recoverable from the overall operations of the unit given our synergies from leveraging the combined resources, common raw materials, common research and development, similar margins and similar distribution methodologies.  In our HHS segment, we operate in four geographical regions where distinct management teams oversee operations and allocate resources across the entire region.  In fiscal year 2019, the Company applied the qualitative assessment and concluded that it was more likely than not that the fair value of each reporting unit exceeded the carrying amount except for the HHS-SA reporting unit due to prior year step-one results.  The HHS-SA reporting unit's fair value is estimated based on a market approach and a discounted cash flow analysis and is reconciled back to the current market capitalization for Berry to ensure that the implied control premium is reasonable. Our forecasts included overall revenue growth of 2% increasing to 4% in the terminal year, margins consistent with historical results, a discount rate of 13.5% applied to the forecasted cash flows, and capital expenditure levels consistent with historical spend. The fair value of the HHS-SA reporting unit exceeded its carrying value by 25% and thus no impairment was recorded. Additionally, based on prior year annual impairment evaluations the Company concluded that no impairment existed in fiscal 2018 and fiscal 2017. However, future declines in valuation market multiples, sustained lower earnings, or macroeconomic challenges could impact future impairment tests.

In July 2019, after the completion of the RPC acquisition, the Company reorganized into four reporting segments in an effort to better align with our customers, provide improved service, drive future growth, and facilitate cost saving synergies. Post realignment, the Company completed a qualitative assessment and determined it is more likely than not that the fair value of each reporting unit exceeded its carrying amount.

The Company has recognized cumulative goodwill impairment charges of $165 million, which occurred in fiscal 2011.

The changes in the carrying amount of goodwill by reportable segment are as follows:

	Consumer Packaging International	Consumer Packaging North America	Engineered Materials	Health, Hygiene & Specialties	Total
Balance as of fiscal 2017	$48	$1,411	$542	$774	$2,775
Foreign currency translation adjustment	(2)	(2)	—	(23)	(27)
Acquisitions	—	—	87	109	196
Balance as of fiscal 2018	$46	$1,409	$629	$860	$2,944
Foreign currency translation adjustment	(73)	(1)	—	7	(67)
Acquisitions	1,705	500	9	2	2,216
Dispositions	—	—	—	(42)	(42)
Balance as of fiscal 2019	$1,678	$1,908	$638	$827	$5,051

Deferred Financing Fees

Deferred financing fees are amortized to interest expense using the effective interest method over the lives of the respective debt agreements.  Pursuant to ASC 835-30 the Company presents $112 million and $43 million as of fiscal 2019 and fiscal 2018, respectively, of debt issuance and deferred financing costs on the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge.

Intangible Assets

Customer relationships are being amortized using an accelerated amortization method which corresponds with the customer attrition rates used in the initial valuation of the intangibles over the estimated life of the relationships which range from 5 to 15 years. Definite lived trademarks are being amortized using the straight-line method over the estimated life of the asset which is not more than 15 years.  Other intangibles, which include technology and licenses, are being amortized using the straight-line method over the estimated life of the assets which range from 5 to 14 years.  The Company evaluates the remaining useful life of intangible assets on a periodic basis to determine whether events and circumstances warrant a revision to the remaining useful life.  Certain trademarks that are expected to remain in use, which are indefinite lived intangible assets, are required to be reviewed for impairment annually.  The Company has trademarks that total approximately $248 million that are indefinite lived and we test annually for impairment on the first day of the fourth quarter.  We completed the annual impairment test of our indefinite lived trade names utilizing the relief from royalty method and noted no impairment in fiscal 2019, 2018 and 2017.

	Customer Relationships	Trademarks	Other Intangibles	Accumulated Amortization	Total
Balance as of fiscal 2017	$1,922	$335	$184	$(1,155)	$1,286
Foreign currency translation adjustment	(17)	(1)	(2)	8	(12)
Amortization expense	—	—	—	(154)	(154)
Acquisition intangibles	177	9	34	—	220
Netting of fully amortized intangibles	(200)	(50)	(31)	281	—
Balance as of fiscal 2018	$1,882	$293	$185	$(1,020)	$1,340

Foreign currency translation adjustment	(56)	(4)	(2)	4	(58)
Amortization expense	—	—	—	(194)	(194)
Acquisition/disposition intangibles	1,590	108	(22)	16	1,692
Netting of fully amortized intangibles	(9)	—	—	9	—
Balance as of fiscal 2019	$3,407	$397	$161	$(1,185)	$2,780

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

The accumulated balances related to each component of other comprehensive income (loss) were as follows:

	Currency Translation	Defined Benefit Pension and Retiree Health Benefit Plans	Derivative Instruments	Accumulated Other Comprehensive Loss
Balance as of fiscal 2016	$(82)	$(44)	$(22)	$(148)
Other comprehensive loss	34	25	7	66
Net amount reclassified from accumulated other comprehensive income (loss)	—	13	21	34
Provision for income taxes	—	(10)	(10)	(20)
Balance as of fiscal 2017	$(48)	$(16)	$(4)	$(68)
Other comprehensive income	(127)	9	46	(72)
Net amount reclassified from accumulated other comprehensive income (loss)	—	(6)	3	(3)
Provision for income taxes	—	—	(13)	(13)
Balance as of fiscal 2018	$(175)	$(13)	$32	$(156)
Other comprehensive income	(71)	(3)	(135)	(209)
Net amount reclassified from accumulated other comprehensive income (loss) (a)	—	(52)	24	(28)
Provision for income taxes	(33)	12	28	7
Balance as of fiscal 2019	$(279)	$(56)	$(51)	$(386)

(a)          See Note 4 for further discussion on amounts reclassified out of accumulated other comprehensive income (loss) related to interest rate swaps and Note 8 for amounts reclassified related to pensions.

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

Leases

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements.  Under the new standard, the lessee of an operating lease will be required to do the following: 1) recognize a right-of-use asset and a lease liability in the statement of financial position, 2) recognize a single lease cost allocated over the lease term generally on a straight-line basis, and 3) classify all cash payments within operating activities on the statement of cash flows.  Companies are required to adopt this standard using a modified retrospective transition method. The Company will adopt the standard beginning in fiscal 2020 and will recognize the cumulative effect of applying the new standard to retained earnings, which the Company does not expect to be material.

The standard provides a number of optional practical expedients in transition. We expect to elect the “package of practical expedients”, which permits us not to reassess under the standard our prior conclusions about lease identification, lease classification and initial direct costs. The standard also provides practical expedients for the Company’s ongoing accounting. We currently expect to elect the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, we will not recognize right-of-use (“ROU”) assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition.

We anticipate recognizing ROU assets and related lease liabilities of approximately $600 million upon adoption of the standard.

Credit Losses

In June 2016, the FASB issued 2016-13, Financial Instruments - Credit Losses (Topic 326) and issued subsequent amendments to the initial guidance. The new standard requires entities to measure all expected credit losses for most financial assets held at the reporting date based on an expected loss model, which includes historical experience, current conditions, and reasonable and supportable forecasts. The new standard also requires enhanced disclosure. The new standard is effective for interim and annual periods beginning after December 15, 2019. The Company is in the process of evaluating this new standard, however, the Company does not expect the impact to be material.

Retirement Benefits

In March 2017, the FASB issued ASU 2017-07, Compensation – Retirement Benefits (Topic 715), Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires employers to report the service cost component in the same line item as other compensation costs arising from services rendered by the pertinent employees during the period.  The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations.  If a separate line item is not used to present the other components of net benefit cost, then the line item used in the income statement to present the other components of net benefit cost must be disclosed.  The new standard is effective for interim and annual periods beginning after December 15, 2017 and should be applied on a retrospective basis.  Early adoption is permitted.  The Company adopted the new standard in fiscal 2019, the result of which did not have a material impact on our disclosures.

Stranded Tax Effects

In February 2018, the FASB issued ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The current standard, ASC Topic 740 - Income Taxes, requires deferred tax liabilities and assets to be adjusted for the effect of a change in tax laws or rates with the effect included in income from continuing operations in the reporting period that includes the enactment date.  This includes the tax effects of items in accumulated other comprehensive income (“AOCI”) that were originally recognized in other comprehensive income, subsequently creating stranded tax effects. ASU 2018-02 allows a reclassification from AOCI to retained earnings for stranded tax effects specifically resulting from the U.S. federal government’s recently enacted tax bill, the Tax Cuts and Jobs Act. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those periods. Early adoption is permitted. The Company adopted ASU 2018-02 in fiscal 2018, the results of which did not have a material impact on the consolidated financial statements.

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

2.  Acquisitions and Dispositions

RPC Group Plc

In July 2019, the Company completed the acquisition of the entire outstanding share capital of RPC Group Plc (“RPC”), for aggregate consideration of $6.1 billion. RPC is a leading plastic product design and engineering company for packaging and select non-packaging markets, with 189 sites in 34 countries. RPC develops and manufactures a diverse range of products for a wide variety of customers, including many household names, and enjoys strong market positions in many of the end markets it serves and the geographical areas in which it operates. It uses a wide range of polymer conversion techniques in both rigid and flexible plastics manufacture, and is one of the largest plastic converters in Europe. The international based facilities are operated within the Consumer Packaging International segment with the remaining U.S. based facilities operated within the Consumer Packaging North America segment.  The results of RPC have been included in the consolidated results of the Company since the date of the acquisition.

The acquisition has been accounted for under the purchase method of accounting.  Under this method, the assets acquired and liabilities assumed have been recorded based on preliminary estimates of fair value.  The preliminary fair value estimates were determined based on our historical acquisition experience. Specifically, we estimated the fair values of these assets to be consistent with the percentage of the purchase price that was assigned to similar assets in our historical purchase accounting of previous acquisitions.  In accordance with U.S. GAAP, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The final purchase accounting allocations for the RPC acquisition will be determined within one year from the acquisition date and depend on a number of factors, including the final valuation of our long-lived tangible and identified intangible assets acquired and liabilities assumed, and finalization of income tax effects of the opening balance sheet.  The actual fair values of RPC’s assets acquired, liabilities assumed and resulting goodwill may differ materially from the adjustments set forth in this Form 10-K.  The Company has not finalized the allocation of the purchase price to the fair value of the assets acquired and liabilities assumed.  The preliminary estimated fair value of assets acquired and liabilities assumed consisted of working capital of $700 million, property and equipment of $2,375 million, intangible assets of $1,712 million, goodwill of $2,205 million and other assets and long-term liabilities of $922 million.  The working capital includes a $39 million step up of inventory to fair value.  The Company has recognized goodwill on this transaction primarily as a result of expected cost synergies, and expects goodwill to be partially deductible for tax purposes.

To finance the all-cash purchase, the Company issued $1,250 million aggregate principal amount of 4.875% first priority senior secured notes due 2026, $500 million aggregate principal amount of 5.625% second priority senior secured notes due 2027, and entered into incremental term loans due July 2026, to fund the remainder of the purchase price. In connection with the closing of the RPC acquisition, the Company incurred $99 million related to foreign exchange forward contracts and $41 million related to cross-currency swaps recorded in Other expense, net on the Consolidated Statements of Income. Additionally, the Company incurred $70 million of costs associated with the closing of the transaction.

Seal For Life

In July 2019, the Company completed the sale of its Seal For Life ("SFL") business which was operated in our Health, Hygiene & Specialties reporting segment for net proceeds of $326 million.  A pretax gain on sale of $214 million was recorded in fiscal 2019, within Restructuring and transaction activities on the Consolidated Statements of Income.

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

The acquisition has been accounted for under the purchase method of accounting, and accordingly, the purchase price has been allocated to the identifiable assets and liabilities based on fair values at the acquisition date.  The results of Clopay have been included in the consolidated results of the Company since the date of the acquisition.  The assets acquired and liabilities assumed consist of working capital of  $70 million, property and equipment of  $164 million, intangible assets of $125 million, goodwill of $111 million, and other assets and long-term liabilities of $5 million.  The working capital includes a $3 million step up of inventory to fair value.  The Company has recognized goodwill on this transaction primarily as a result of expected cost synergies, and expects goodwill to be deductible for tax purposes.

When including RPC results for periods prior to the acquisition date, unaudited pro forma net sales were $12.6 billion for fiscal 2019 and fiscal 2018.  Unaudited pro forma net income was $344 million and $501 million, for fiscal 2019 and fiscal 2018, respectively.  The unaudited pro forma net sales and net income assume that the acquisition had occurred as of the beginning of the period.

The unaudited pro forma information presented above is for informational purposes only and is not necessarily indicative of the operating results that would have occurred had the RPC acquisition been consummated at the beginning of the period, nor is it necessarily indicative of future operating results.  Further, the information reflects only pro forma adjustments for additional interest expense, depreciation, and amortization, net of the applicable income tax effects.

3.  Long-Term Debt

Long-term debt consists of the following:

Facility	Maturity Date	September 28, 2019	September 29, 2018
Term loan	October 2022	$1,545	$1,545
Term loan	January 2024	489	493
Term loan	July 2026	4,250	—
Term loan - euro denominated	July 2026	1,176	—
Revolving line of credit	May 2024	—	—
5.50% Second Priority Senior Secured Notes	May 2022	500	500
6.00% Second Priority Senior Secured Notes	October 2022	400	400
5.125% Second Priority Senior Secured Notes	July 2023	700	700
4.50% Second Priority Senior Secured Notes	February 2026	500	500
4.875% First Priority Senior Secured Notes	July 2026	1,250	—
5.625% Second Priority Senior Secured Notes	July 2027	500	—
Debt discounts and deferred fees		(112)	(43)
Capital leases and other	Various	167	135
Retired debt	Various	—	1,614
Total long-term debt		11,365	5,844
Current portion of long-term debt		(104)	(38)
Long-term debt, less current portion		$11,261	$5,806

Fiscal 2019 Activity

In July 2019, the Company entered into an incremental assumption agreement to provide incremental $4,250 million and €1,075 million term loans, due July 2026. The Company issued $1,250 million aggregate principal amount of 4.875% first priority senior secured notes due 2026 and $500 million aggregate principal amount of 5.625% second priority senior secured notes due 2027. Proceeds were used to fund the RPC acquisition as well as refinancing the Company's existing term loan due February 2020.

Revolving Line of Credit

In May 2019, the Company amended and extended its existing revolving line of credit total capacity to $850 million maturing in May 2024.

Berry Global, Inc. Senior Secured Credit Facility

Our wholly owned subsidiary Berry Global, Inc.’s senior secured credit facilities consist of $7.5 billion of term loans and a $850 million asset-based revolving line of credit.  The availability under the revolving line of credit is the lesser of $850 million or based on a defined borrowing base which is calculated based on available accounts receivable and inventory.

Based on market conditions, from time to time, the Company may reprice existing term loans in order to lower interest rates. Related to these repricings, the Company recorded a loss on debt extinguishment of $2 million and $10 million in fiscal 2018, and 2017, respectively, in Other expense, net on the Consolidated Statements of Income. The Company had no repricing in fiscal 2019.

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

Despite not having financial maintenance covenants, our debt agreements contain certain negative covenants.  We are in compliance with all covenants as of September 28, 2019.  The failure to comply with these negative covenants could restrict our ability to incur additional indebtedness, effect acquisitions, enter into certain significant business combinations, make distributions or redeem indebtedness.

Future maturities of long-term debt as of fiscal year end 2019 are as follows:

Fiscal Year	Maturities
2020	$104
2021	94
2022	90
2023	2,522
2024	1,234
Thereafter	7,433
$11,477

Interest paid was $330 million, $253 million, and $288 million in fiscal 2019, 2018, and 2017, respectively.

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

To the extent hedging relationships are found to be effective, changes in the fair value of the derivatives are offset by changes in the fair value of the related hedged item and recorded to Accumulated other comprehensive loss. Any identified ineffectiveness, or changes in the fair value of a derivative not designated as a hedge, are recorded to the Consolidated Statements of Income.

Cross-Currency Swaps

The Company is party to certain cross-currency swaps to hedge a portion of our foreign currency risk. The swap agreements mature May 2022 (€250 million) and June 2024 (€1,625 million and £700 million). In addition to the cross-currency swaps, we hedge a portion of our foreign currency risk by designating foreign currency denominated long-term debt as net investment hedges of certain foreign operations.  As of September 28, 2019, we had outstanding long-term debt of €1,075 million that was designated as a hedge of our net investment in certain euro-denominated foreign subsidiaries. In the future, we may attempt to manage our foreign currency risk on our anticipated cash movements by entering into foreign currency forward contracts to offset potential foreign exchange gains or losses. When valuing cross-currency swaps the Company utilizes Level 2 inputs (substantially observable).

Interest Rate Swaps

The primary purpose of the Company’s interest rate swap activities is to manage interest expense variability associated with our outstanding variable rate term loan debt.  When valuing interest rate swaps the Company utilizes Level 2 inputs (substantially observable).

During fiscal 2018, the Company elected to settle two of its derivative instruments with expiration dates in June 2019 and September 2021, and received $9 million and $21 million, respectively. The offset is included in Accumulated other comprehensive loss and is being amortized to Interest expense through the original expiration dates for of each of the swap agreements.  The Company also entered into a $1 billion interest rate swap transaction that swaps a one-month variable LIBOR contract for a fixed annual rate of 2.808% with an effective date of June 2018 and expiration in September 2021.

During fiscal 2019, the Company entered into (i) a $400 million interest rate swap transaction that swaps a one-month variable LIBOR contract for a fixed annual rate of 2.533% with an effective date of February 2019 and expiration in July 2023; (ii) a $884 million interest rate swap transaction that swaps a one-month variable LIBOR contract plus 250 basis point spread for a fixed annual rate of 4.357%, with an effective date in July 2019 and expiration in June 2024, and (iii) a $473 million interest rate swap transaction that swaps a one-month variable LIBOR contract plus 250 basis point spread for a fixed annual rate of 4.550%, with an effective date in July 2019 and expiration in June 2024.

As of September 29, 2019, the Company effectively had (i) a $450 million interest rate swap transaction that swaps a one-month variable LIBOR contract for a fixed annual rate of 2.000%, with an effective date in May 2017 and expiration in May 2022, (ii) a $1 billion interest rate swap transaction that swaps a one-month variable LIBOR contract for a fixed annual rate of 2.808% with an effective date in June 2018 and expiration in September 2021, (iii) a $400 million interest rate swap transaction that swaps a one-month variable LIBOR contract for a fixed annual rate of 2.533% with an effective date in February 2019 and expiration in July 2023, (iv) a $884 million interest rate swap transaction that swaps a one-month variable LIBOR contract plus 250 basis point spread for a fixed annual rate of 4.357%, with an effective date in July 2019 and expiration in June 2024, and (v) a $473 million interest rate swap transaction that swaps a one-month variable LIBOR contract plus 250 basis point spread for a fixed annual rate of 4.550%, with an effective date in July 2019 and expiration in June 2024.

The Company records the fair value positions of all derivative financial instruments on a net basis by counterparty for which a master netting arrangement is utilized. Balances on a gross basis are as follows:

Derivatives Instruments	Hedge Designation	Balance Sheet Location	2019	2018
Cross-currency swaps	Designated	Other assets	$88	$—
Cross-currency swaps	Designated	Other long-term liabilities	—	11
Interest rate swaps	Designated	Other assets	—	16
Interest rate swaps	Designated	Other long-term liabilities	81	—
Interest rate swaps	Not designated	Other long-term liabilities	—	1

The effect of the Company’s derivative instruments on the Consolidated Statements of Income is as follows:

		Fiscal years ended
Derivatives instruments	Statements of Income Location	September 28, 2019	September 29, 2018	September 30, 2017
Cross-currency swaps (a)	Interest expense, net	$(19)	$(5)	$—
Cross-currency swaps (b)	Other expense, net	41	—	(2)
Foreign exchange forward contracts	Other expense, net	99	—	—
Interest rate swaps	Interest expense, net	2	(1)	24

(a)	Designated
(b)	Not designated

The amortization related to unrealized losses in Accumulated other comprehensive loss is expected to be $5 million in the next 12 months.  The Company’s financial instruments consist primarily of cash and cash equivalents, long-term debt, interest rate swap agreements, cross-currency swap agreements and capital lease obligations.  The fair value of our long-term indebtedness exceeded book value by $77 million as of fiscal 2019, and $5 million as of fiscal 2018.  The Company’s long-term debt fair values were determined using Level 2 inputs as other significant observable inputs were not available.

Non-recurring Fair Value Measurements

The Company has certain assets that are measured at fair value on a non-recurring basis when impairment indicators are present or when the Company completes an acquisition.  See Note 2. Acquisitions and Dispositions for discussion of our acquisitions and the non-recurring fair value measurement considerations that were utilized in the purchase price allocation.  The Company adjusts certain long-lived assets to fair value only when the carrying values exceed the fair values. The categorization of the framework used to value the assets is considered Level 3, due to the subjective nature of the unobservable inputs used to determine the fair value.  These assets that are subject to our annual impairment analysis primarily include our definite lived and indefinite lived intangible assets, including Goodwill and our property, plant and equipment.  The Company reviews Goodwill and other indefinite lived assets for impairment as of the first day of the fourth fiscal quarter each year, and more frequently if impairment indicators exist.  The Company determined Goodwill and other indefinite lived assets were not impaired in our annual fiscal 2019, 2018, and 2017 assessments.

Included in the following tables are the major categories of assets and their current carrying values that were measured at fair value on a non-recurring basis in the current year, along with the impairment loss recognized on the fair value measurement for the fiscal years then ended:

	As of the end of fiscal 2019
	Level 1	Level 2	Level 3	Total	Impairment
Indefinite lived trademarks	$—	$—	$248	$248	$—
Goodwill	—	—	5,051	5,051	—
Definite lived intangible assets	—	—	2,532	2,532	—
Property, plant and equipment	—	—	4,714	4,714	8
Total	$—	$—	$12,545	$12,545	$8

	As of the end of fiscal 2018
	Level 1	Level 2	Level 3	Total	Impairment
Indefinite lived trademarks	$—	$—	$248	$248	$—
Goodwill	—	—	2,944	2,944	—
Definite lived intangible assets	—	—	1,092	1,092	—
Property, plant and equipment	—	—	2,488	2,488	—
Total	$—	$—	$6,772	$6,772	$—

	As of the end of fiscal 2017
	Level 1	Level 2	Level 3	Total	Impairment
Indefinite lived trademarks	$—	$—	$248	$248	$—
Goodwill	—	—	2,775	2,775	—
Definite lived intangible assets	—	—	1,038	1,038	—
Property, plant and equipment	—	—	2,366	2,366	2
Total	$—	$—	$6,427	$6,427	$2

Valuation of Goodwill and Indefinite Lived Intangible Assets

ASC Topic 350 requires the Company to test goodwill for impairment at least annually.  The Company conducted the impairment test on the first day of the fourth fiscal quarter, unless indications of impairment exist during an interim period.  When assessing its goodwill for impairment using the quantitative test, the Company utilizes a comparable company market approach weighted equally with a discounted cash flow analysis to determine the fair value of their reporting units and corroborate the fair values.  The Company utilizes a relief from royalty method to value their indefinite lived trademarks and uses the forecasts that are consistent with those used in the reporting unit analysis (Note 1. Basis of Presentation and Summary of Significant Accounting Policies for further information).

Valuation of Property, Plant and Equipment and Definite Lived Intangible Assets

The Company periodically realigns their manufacturing operations which results in facilities being closed and shut down and equipment transferred to other facilities or equipment being scrapped or sold.  The Company utilizes appraised values to corroborate the fair value of the facilities and has utilized a scrap value based on prior facility shut downs to estimate the fair value of the equipment, which has approximated the actual value that was received.  When impairment indicators exist, the Company will also perform an undiscounted cash flow analysis to determine the recoverability of the Company’s long-lived assets.  The Company incurred impairment charges of $8 million and $2 million related to property, plant and equipment in fiscal year 2019 and fiscal   2017, respectively.  No impairment charges were incurred in fiscal 2018 related to property, plant and equipment. The Company did not incur an impairment charge on definite lived intangible assets in fiscal 2019, 2018, or 2017.

5.  Goodwill and Intangible Assets

The following table sets forth the gross carrying amount and accumulated amortization of the Company’s goodwill and intangible assets as of the fiscal years ended:

	2019	2018	Amortization Period
Goodwill	$5,051	$2,944	Indefinite lived

Customer relationships	3,406	1,882	5 – 15 years
Trademarks (indefinite lived)	248	248	Indefinite lived
Trademarks (definite lived)	150	45	Not more than 15 years
Other intangibles	161	185	5 – 14 years
Accumulated amortization	(1,185)	(1,020)
Intangible assets, net	2,780	1,340
Total goodwill and intangible assets, net	$7,831	$4,284

Future amortization expense for definite lived intangibles as of fiscal 2019 for the next five fiscal years is $296 million, $284 million, $272 million, $263 million, and $249 million each year for fiscal years ending 2020, 2021, 2022, 2023, and 2024, respectively.

6.  Lease and Other Commitments and Contingencies

The Company leases certain property, plant and equipment under long-term lease agreements.  Property, plant, and equipment under capital leases are reflected on the Company’s balance sheet in property and equipment.  The Company entered into new capital lease obligations totaling $31 million, and $5 million during fiscal 2018 and 2017, respectively, with various lease expiration dates through 2027.  There were no new capital lease obligations entered into in fiscal 2019.  The Company records amortization of capital leases in Cost of goods sold on the Consolidated Statements of Income.  Assets under operating leases are not recorded on the Company’s balance sheet.  Operating leases expire at various dates in the future with certain leases containing renewal options.  The Company had minimum lease payments or contingent rentals of $31 million and $29 million and asset retirement obligations of $10 million and $10 million as of fiscal 2019 and 2018, respectively. Total rental expense from operating leases was $83 million, $72 million, and $67 million in fiscal 2019, 2018, and 2017, respectively.

Future minimum lease payments for capital leases and non-cancellable operating leases with initial terms in excess of one year as of fiscal year end 2019 are as follows:

	Capital Leases	Operating Leases
2020	$38	$108
2021	29	96
2022	25	78
2023	14	59
2024	9	44
Thereafter	11	169
	126	$554
Less: amount representing interest	(9)
Present value of net minimum lease payments	$117

The Company has entered into a series of sale-leaseback transactions, pursuant to which it sold certain facilities and is leasing these facilities back. The Company has a total deferred gain on these sale-leaseback transactions of $19 million at the end of fiscal 2019, and is amortizing this over the respective lease term of the facility.

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

Collective Bargaining Agreements

At the end of fiscal 2019, we employed approximately 48,000 employees, and approximately 20% of those employees were covered by collective bargaining agreements.  The majority of these agreements are due for renegotiation in fiscal 2020.  Our relations with employees under collective bargaining agreements remain satisfactory and there have been no significant work stoppages or other labor disputes during the past three years.

7.  Income Taxes

The Company is being taxed at the U.S. corporate level as a C-Corporation and has provided U.S. Federal, State and foreign income taxes.

In December 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act significantly revises the future ongoing U.S. corporate income tax by, among other things, lowering U.S. corporate income tax rates.  As the Company has a September fiscal year-end, the lower corporate income tax rate was phased in during fiscal 2018 and is 21% in 2019 and subsequent years.  Partially offsetting the lower corporate income tax, the Tax Act also eliminates certain domestic deductions that were previously included in our estimated annual tax rate.  As part of the transition to the new tax system, the Tax Act (i) imposed a one-time repatriation tax on deemed repatriation of historical earnings of foreign subsidiaries (ii) required the Company to revalue our U.S. net deferred tax liability position to the lower federal base rate of 21%, and (iii) introduced amendments restricting the Company's ability to immediately utilize the benefit of interest expense deduction, and (iv) imposed a tax on global intangible low-taxed income provisions ("GILTI"), which is applicable beginning in fiscal 2019.

The transitional impacts of the Tax Act resulted in a transition benefit of $124 million, which included a repatriation tax charge of $21 million (comprised of the U.S. repatriation taxes and foreign withholding taxes) and a net benefit of $145 million from all other changes, including the benefit from revaluing deferred taxes to the lower rate.

Significant components of income tax expense for the fiscal years ended are as follows:

	2019	2018	2017
Current
U.S.
Federal	$60	$19	$40
State	11	8	6
Non-U.S.	67	40	58
Total current	138	67	104

Deferred:
U.S.
Federal	(47)	(72)	34
State	(3)	12	(10)
Non-U.S.	(2)	(26)	(19)
Total deferred	(52)	(86)	5
Expense for income taxes	$86	$(19)	$109

U.S. income from continuing operations before income taxes was $229 million, $373 million, and $313 million for fiscal 2019, 2018, and 2017, respectively.  Non-U.S. income from continuing operations before income taxes was $261 million, $104 million, and $136 million for fiscal 2019, 2018, and 2017, respectively.

The Company recorded the impact of the GILTI tax in the current period.  Under U.S. GAAP, the Company is permitted to make an accounting policy election to either treat future U.S. tax generated by the GILTI rules as a current-period expense when incurred or to factor such amounts into the Company’s measurement of its deferred taxes.  The Company has treated GILTI as a current-period expense.

The reconciliation between U.S. Federal income taxes at the statutory rate and the Company’s benefit for income taxes on continuing operations for fiscal years ended are as follows:

	2019	2018	2017
U.S. Federal income tax expense at the statutory rate	$103	$117	$157
Adjustments to reconcile to the income tax provision:
U.S. state income tax expense	9	12	6
Changes in state valuation allowance	—	—	(9)
Research and development credits	(8)	(7)	(7)
Share-based compensation	(12)	(8)	(33)
U.S. tax reform	—	(124)	—
Permanent differences	—	—	2
Changes in foreign valuation allowance	13	(10)	3
Foreign income taxed in the U.S.	3	—	—
Manufacturing tax benefits	—	(6)	(6)
Permanent foreign currency differences	—	—	(1)
Rate differences between U.S. and foreign	7	3	(11)
Sale of subsidiary	(38)	—	—
Other	9	4	8
Expense for income taxes	$86	$(19)	$109

Deferred income taxes result from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes.  The components of the net deferred income tax liability as of fiscal years ended are as follows:

	2019	2018
Deferred tax assets:
Allowance for doubtful accounts	$3	$4
Deferred gain on sale-leaseback	5	6
Accrued liabilities and reserves	64	28
Inventories	9	9
Net operating loss carryforward	348	212
Interest expense carryforward	35	—
Alternative minimum tax (AMT) credit carryforward	—	8
Research and development credit carryforward	12	13
Federal and state tax credits	11	10
Other	40	19
Total deferred tax assets	527	309
Valuation allowance	(141)	(93)
Total deferred tax assets, net of valuation allowance	386	216
Deferred tax liabilities:
Property, plant and equipment	487	239
Intangible assets	597	306
Other	63	5
Total deferred tax liabilities	1,147	550
Net deferred tax liability	$(761)	$(334)

As of September 28, 2019, the Company had $42 million of net deferred tax assets recorded in Other assets, and $803 million of net deferred tax liabilities recorded in Deferred income taxes on the Consolidated Balance Sheets.

After Internal Revenue Code Section 382 (“Section 382”) limitations, the Company had $373 million of U.S. federal net operating loss carryforwards as of fiscal 2019, which will be available to offset future taxable income.  As of fiscal year end 2019, the Company had state and foreign net operating loss carryforwards of $994 million and $896 million, respectively, which will be available to offset future taxable income.  If not used, the federal net operating loss carryforwards will expire in future years beginning 2024 through 2035.  The state net operating loss carryforwards will expire in future years beginning in 2019 through 2038. The foreign net operating loss carryforwards will expire in future years beginning in 2019 while a portion remains available indefinitely. The Company has $12 million of state Research and Development tax credits that will expire in future years beginning 2028 through 2038. In addition, the Company has $8 million of other state tax credits that will expire in 2020.

In connection with the initial public offering, the Company entered into an income tax receivable agreement that provides for the payment to pre-initial public offering stockholders, option holders and holders of our stock appreciation rights, 85% of the amount of cash savings, if any, in U.S. federal, foreign, state and local income tax that are actually realized (or are deemed to be realized in the case of a change of control) as a result of the utilization of our and our subsidiaries’ net operating losses attributable to periods prior to the initial public offering. During 2019, the Company negotiated the final settlement payment, thereby terminating the tax receivable agreement and all amounts owed thereunder.

The Company believes that it will not generate sufficient future taxable income to realize the tax benefits in certain foreign jurisdictions related to the deferred tax assets.  The Company also has certain state net operating losses that may expire before they are fully utilized.  Therefore, the Company has provided a valuation allowance against certain of its foreign deferred tax assets and a valuation allowance against certain of its state deferred tax assets included within the deferred tax assets.  The change in ownership of Avintiv created limitations under Sec. 382 of the Internal Revenue Code on annual usage of Avintiv's net operating loss carryforwards.  All of the Company’s Federal net operating loss carryforwards should be available for use within the next 15 years and are not expected to expire unutilized.  Prior to the Company's acquisition of Avintiv, Avintiv was subject to certain ownership changes that resulted in the effective loss of certain NOLs.  The NOLs effectively lost have been excluded from the opening balance sheet of Avintiv.  As part of the effective tax rate calculation, if we determine that a deferred tax asset arising from temporary differences is not likely to be utilized, we will establish a valuation allowance against that asset to record it at its expected realizable value.  The Company has not provided a valuation allowance on its federal net operating loss carryforwards in the U.S. because it has determined that future reversals of its temporary taxable differences will occur in the same periods and are of the same nature as the temporary differences giving rise to the deferred tax assets.  Our valuation allowance against deferred tax assets was $141 million and $93 million as of the fiscal years ended 2019 and 2018, respectively, related to the foreign and U.S. state operations.  The Company paid cash taxes of $115 million, $60 million, and $41 million in fiscal 2019, 2018, and 2017, respectively.

The Company is permanently reinvested except to the extent the foreign earnings are previously taxed or to the extent that we have sufficient basis in our non-U.S. subsidiaries to repatriate earnings on a tax free basis.

Uncertain Tax Positions

ASC 740 prescribes a recognition threshold of more-likely-than not to be sustained upon examination as it relates to the accounting for uncertainty in income taxes recognized in an enterprise's financial statements.  The Company's policy is to include interest and penalties related to gross unrecognized tax benefits within our provision for income taxes.

The following table summarizes the activity related to our gross unrecognized tax benefits for fiscal years ended:

	2019	2018
Beginning unrecognized tax benefits	$74	$59
Gross increases – tax positions in prior periods	2	1
Gross increases – current period tax positions	6	19
Gross increases – from RPC acquisition	88	—
Settlements	(1)	—
Lapse of statute of limitations	(4)	(5)
Ending unrecognized tax benefits	$165	$74

As of fiscal year end 2019, the amount of unrecognized tax benefit that, if recognized, would affect our effective tax rate was $141 million and we had $36 million accrued for payment of interest and penalties related to our uncertain tax positions.  Our penalties and interest related to uncertain tax positions are included in income tax expense.

We and our subsidiaries are routinely examined by various taxing authorities. Although we file U.S. federal, U.S. state, and foreign tax returns, our major tax jurisdiction is the U.S. The IRS has completed an examination of our 2003, 2010 and 2011 tax years. Our 2004 – 2009, and 2012 – 2017 tax years remain subject to examination by the IRS.  The IRS has completed its audit of Avintiv's 2015 pre-acquisition U.S. federal tax return. Avintiv's years 2004 – 2014 remain subject to examination by the IRS.  Companhia Providência Indústria e Comércio (“Providência”) was subject to certain tax claims at the time Providência was acquired by Avintiv and have been accounted for in the financial statements as a deferred purchase price liability.  There are various other on-going audits in various other jurisdictions that are not material to our financial statements.

8.  Retirement Plans

The Company sponsors defined contribution 401(k) retirement plans covering substantially all employees.  Contributions are based upon a fixed dollar amount for employees who participate and percentages of employee contributions at specified thresholds.  Contribution expense for these plans was $26 million, $20 million, and $18 million for fiscal 2019, 2018, and 2017, respectively.

The North American defined benefit pension plans, which cover certain manufacturing facilities, are closed to future entrants. The majority of the retirement benefit obligations in the United Kingdom ("UK"), assumed through the RPC acquisition, are defined benefit pension plans, and are closed to future entrants.  The assets of all the plans are held in a separate trustee administered fund to meet long-term liabilities for past and present employees.

Also acquired with the RPC acquisition, most of the Company’s German operations provide non-contributory pension plans.  There is no external funding for these plans although they are secured by insolvency insurance required under German law.  In general, the plans provide a fixed retirement benefit not related to salaries and are closed to new entrants.  Germany represents $99 million of Mainland Europe’s total underfunded status.

The net amount of liability recognized is included in Employee Benefit Obligations on the Consolidated Balance Sheets.  The Company uses fiscal year end as a measurement date for the retirement plans.

	Fiscal 2019				Fiscal 2018
Change in Projected Benefit Obligations (PBO)	North America	UK	Mainland Europe	Total	North America	UK	Mainland Europe	Total
Beginning of period	$307	$—	$—	$307	$330	$—	$—	$330
Acquisition	—	810	209	1,019	—	—	—	—
Service cost	—	—	2	2	—	—	—	—
Interest cost	12	—	—	12	11	—	—	11
Assumption change	—	4	1	5	—	—	—	—
Currency	—	(24)	(10)	(34)	—	—	—	—
Actuarial loss (gain)	42	44	8	94	(17)	—	—	(17)
Benefits paid	(17)	(7)	(4)	(28)	(17)	—	—	(17)
End of period	$344	$827	$206	$1,377	$307	$—	$—	$307

	Fiscal 2019				Fiscal 2018
Change in Fair Value of Plan Assets	North America	UK	Mainland Europe	Total	North America	UK	Mainland Europe	Total
Beginning of period	$277	$—	$—	$277	$291	$—	$—	$291
Acquisition	—	702	70	772	—	—	—	—
Currency	—	(22)	(3)	(25)	—	—	—	—
Return on assets	9	51	2	62	—	—	—	—
Contributions	—	5	2	7	3	—	—	3
Benefits paid	(17)	(7)	(4)	(28)	(17)	—	—	(17)
End of period	$269	$729	$67	$1,065	$277	$—	$—	$277

Underfunded status	$(75)	$(98)	$(139)	$(312)	$(30)	$—	$—	$(30)

At the end of fiscal 2019, the Company had $89 million of net unrealized losses recorded in Accumulated other comprehensive loss on the Consolidated Balance Sheets.  The Company expects $5 million to be realized in fiscal 2020.

The following table presents significant weighted-average assumptions used to determine benefit obligation and benefit cost for the fiscal years ended:

	Fiscal 2019
(Percentages)	North America	UK	Mainland Europe
Weighted-average assumptions:
Discount rate for benefit obligation	2.9	1.8	0.7
Discount rate for net benefit cost	4.0	2.3	1.0
Expected return on plan assets for net benefit costs	6.1	4.3	1.7

	Fiscal 2018
(Percentages)	North America	UK	Mainland Europe
Weighted-average assumptions:
Discount rate for benefit obligation	4.0	—	—
Discount rate for net benefit cost	3.5	—	—
Expected return on plan assets for net benefit costs	6.1	—	—

In evaluating the expected return on plan assets, Berry considered its historical assumptions compared with actual results, an analysis of current market conditions, asset allocations, and the views of advisors.  The return on plan assets is derived from target allocations and historical yield by asset type. A one quarter of a percentage point reduction of expected return on pension assets or discount rate applied to the pension liability would result in an immaterial change to the Company's pension expense in fiscal 2019.

In accordance with the guidance from the FASB for employers’ disclosure about postretirement benefit plan assets the table below discloses fair values of each pension plan asset category and level within the fair value hierarchy in which it falls. There were no material changes or transfers between level 3 assets and the other levels, with the exception of the addition of RPC assets through the acquisition.

Fiscal 2019 Asset Category	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$15	$89	$—	$104
U.S. large cap comingled equity funds	—	124	—	124
U.S. mid cap equity mutual funds	42	—	—	42
U.S. small cap equity mutual funds	3	—	—	3
International equity mutual funds	18	94	—	112
Real estate equity investment funds	3	179	75	257
Corporate bond mutual funds	12	—	—	12
Corporate bonds	—	164	14	178
Guaranteed investment account	—	—	8	8
International fixed income funds	73	93	—	166
International insurance policies	—	—	59	59
Total	$166	$743	$156	$1,065

Fiscal 2018 Asset Category	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$6	$—	$—	$6
U.S. large cap comingled equity funds	—	67	—	67
U.S. mid cap equity mutual funds	50	—	—	50
U.S. small cap equity mutual funds	3	—	—	3
International equity mutual funds	15	—	—	15
Real estate equity investment funds	3	—	—	3
Corporate bond mutual funds	11	—	—	11
Corporate bonds	—	108	—	108
Guaranteed investment account	—	—	8	8
International fixed income funds	6	—	—	6
Total	$94	$175	$8	$277

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid for the fiscal year end:

	Fiscal 2019
	North America	UK	Mainland Europe	Total
2020	$19	$28	$7	$54
2021	19	29	7	55
2022	19	29	7	55
2023	19	30	6	55
2024	19	31	8	58
2025-2029	96	158	39	293

Net pension expense included the following components as of fiscal years ended:

	2019	2018	2017
Service cost	$2	$—	$—
Interest cost	12	11	11
Amortization of net actuarial loss	6	2	3
Expected return on plan assets	(24)	(17)	(17)
Net periodic benefit expense (income)	$(4)	$(4)	$(3)

Our defined benefit pension plan asset allocations as of fiscal years ended are as follows:

Asset Category	2019	2018
Equity securities and equity-like instruments	50%	50%
Debt securities and debt-like	33	45
International insurance policies	6	—
Other	11	5
Total	100%	100%

The Company’s retirement plan assets are invested with the objective of providing the plans the ability to fund current and future benefit payment requirements while minimizing annual Company contributions.  The retirement plans held $35 million of the Company’s stock at the end of fiscal 2019.  The Company re-addresses the allocation of its investments on a regular basis.

9.  Restructuring and Transaction Activities

The Company has announced various restructuring plans in the last three fiscal years which included shutting down facilities in all of the Company’s segments. In all instances, the majority of the operations from rationalized facilities was transferred to other facilities within the respective division.

During fiscal 2017, the Company shut down one facility in the Health, Hygiene & Specialties division, which accounted for approximately $5 million of annual net sales, and completed the previously announced facility shut down in the Consumer Packaging North America division, which accounted for approximately $12 million of annual net sales.

During fiscal 2018, the Company shut down one facility in each of the Engineered Materials, Health, Hygiene & Specialties, and Consumer Packaging North America divisions, which accounted for approximately $10 million, $30 million, and $15 million of annual net sales, respectively.

During fiscal 2019, the Company did not shut down any facilities.

Since 2017, total expected costs attributed to restructuring programs total $85 million with $3 million remaining to be recognized in the future.

	Expected Total Costs	Cumulative Charges through Fiscal 2019	To be Recognized in Future
Severance and termination benefits	$62	$62	$—
Facility exit costs	13	10	3
Asset impairment	10	10	—
Total	$85	$82	$3

The table below sets forth the significant components of the restructuring and transaction activity charges recognized for the fiscal years ended, by segment:

	2019	2018	2017
Consumer Packaging International	$54	$—	$—
Consumer Packaging North America	12	3	8
Engineered Materials	2	6	5
Health, Hygiene & Specialties	(200)	27	11
Consolidated	$(132)	$36	$24

The table below sets forth the activity with respect to the restructuring charges and the impact on our accrued restructuring reserves:

	Employee Severance and Benefits	Facility Exit Costs	Non-cash Impairment Charges	Transaction Activities (a)	Total
Balance as of fiscal 2017	$14	$5	$—	$—	$19
Charges	34	2	—	—	36
Cash	(39)	(3)	—	—	(42)
Balance as of fiscal 2018	$9	$4	$—	$—	$13
Charges	10	4	8	(146)	(124)
Non-cash asset impairment	—	—	(8)	—	(8)
Cash	(17)	(3)	—	146	126
Balance as of fiscal 2019	$2	$5	$—	$—	$7

(a)          Consists of $214 million gain on the sale of our SFL business offset by professional fees and other costs related to the RPC acquisition.

10.  Related Party Transactions

The Company made payments related to the income tax receivable agreement which was terminated in fiscal 2019 of $38 million and $37 million in fiscal 2019 and fiscal 2018, respectively.  Apollo Global Management, LLC ("Apollo") received $29 million of the fiscal 2019 payment.  Mr. Evan Bayh, a member of the Company's Board of Directors, has been employed by Apollo since 2011.

11.  Stockholders’ Equity

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

During fiscal 2019, the Company repurchased approximately 1,512 thousand shares for $72 million, at an average price of $47.64. All share repurchases were immediately retired.  Common stock was reduced by the number of shares retired at $0.01 par value per share. The Company allocates the excess purchase price over par value between additional paid-in capital and retained earnings.

Equity Incentive Plans

In fiscal 2018, the Company amended the 2015 Berry Global Group, Inc. Long-Term Incentive Plan to authorize the issuance of 12.5 million shares, an increase of 5 million shares from the previous authorization.

The Company recognized total share-based compensation expense of $27 million, $23 million, and $20 million for fiscal 2019, 2018, and 2017, respectively.  The intrinsic value of options exercised in fiscal 2019 was $43 million.

Information related to the equity incentive plans as of the fiscal years ended are as follows:

	2019		2018
	Number of Shares (in thousands)	Weighted Average Exercise Price	Number of Shares (in thousands)	Weighted Average Exercise Price
Options outstanding, beginning of period	10,744	$32.40	10,760	$28.18
Options granted	2,259	47.66	1,453	54.33
Options exercised	(2,476)	22.41	(1,176)	18.62
Options forfeited or cancelled	(264)	46.07	(293)	41.30
Options outstanding, end of period	10,263	$37.82	10,744	$32.40

Option price range at end of period	$3.04-54.33		$3.04-54.33
Options exercisable at end of period	4,720		5,154
Options available for grant at period end	5,099		7,094
Weighted average fair value of options granted during period	$15.34		$17.84

The fair value for options granted has been estimated at the date of grant using a Black-Scholes model, generally with the following weighted average assumptions:

	2019	2018	2017
Risk-free interest rate	2.5%	2.7%	2.2%
Dividend yield	0.0%	0.0%	0.0%
Volatility factor	26.3%	26.1%	26.0%
Expected option life	6.5 years	6.5 years	6.5 years

For purposes of the valuation model in fiscal years 2019, 2018, and 2017, the Company used the simplified method due to the lack of historical data upon which to estimate the expected term.

The following table summarizes information about the options outstanding as of fiscal 2019:

Range of Exercise Prices	Number Outstanding (in thousands)	Intrinsic Value of Outstanding (in millions)	Weighted Remaining Contractual Life	Weighted Exercise Price	Number Exercisable (in thousands)	Intrinsic Value of Exercisable (in millions)	Unrecognized Compensation (in millions)	Weighted Recognition Period
$3.04-54.33	10,263	$69	6.5 years	$37.82	4,720	$54	$5	2.1 years

12.  Segment and Geographic Data

Berry’s operations are organized into four reporting segments: Consumer Packaging International, Consumer Packaging North America, Engineered Materials, and Health, Hygiene & Specialties.  The structure is designed to align us with our customers, provide improved service, and drive future growth in a cost efficient manner.

Selected information by reportable segment is presented in the following tables:

	2019	2018	2017
Net sales
Consumer Packaging International	$1,229	$215	$200
Consumer Packaging North America	2,636	2,463	2,351
Engineered Materials	2,538	2,633	2,337
Health, Hygiene & Specialties	2,475	2,558	2,207
Total	$8,878	$7,869	$7,095

Operating income
Consumer Packaging International	$12	$17	$23
Consumer Packaging North America	234	190	200
Engineered Materials	318	$365	311
Health, Hygiene & Specialties	410	189	198
Total	$974	$761	$732

Depreciation and amortization
Consumer Packaging International	$93	$15	$14
Consumer Packaging North America	216	229	231
Engineered Materials	116	108	101
Health, Hygiene & Specialties	188	186	175
Total	$613	$538	$521

	2019	2018
Total assets:
Consumer Packaging International	$7,085	$203
Consumer Packaging North America	4,243	3,220
Engineered Materials	1,862	1,968
Health, Hygiene & Specialties	3,279	3,740
Total assets	$16,469	$9,131

Selected information by geographical region is presented in the following tables:

	2019	2018	2017
Net sales:
North America	$6,465	$6,474	$5,850
South America	297	332	333
Europe, Middle East, India, Africa	1,720	807	646
Asia Pacific	396	256	266
Total net sales	$8,878	$7,869	$7,095

	2019	2018
Long-lived assets:
North America	$6,921	$5,764
South America	307	320
Europe, Middle East, India, Africa	4,780	463
Asia Pacific	704	299
Total Long-lived assets	$12,712	$6,846

Selected information by product line is presented in the following tables:

(in percentages)	2019	2018	2017
Net sales:
Packaging	67%	100%	100%
Non-packaging	33	—	—
Consumer Packaging International	100%	100%	100%

Rigid Open Top	45%	44%	43%
Rigid Closed Top	55	56	57
Consumer Packaging North America	100%	100%	100%

Core Films	40%	41%	44%
Retail & Industrial	60	59	56
Engineered Materials	100%	100%	100%

Health	15%	18%	19%
Hygiene	53	51	45
Specialties	32	31	36
Health, Hygiene & Specialties	100%	100%	100%

13.  Net Income per Share

Basic net income per share is calculated by dividing the net income attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for common stock equivalents.  Diluted net income per share is computed by dividing the net income attributable to common stockholders by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method and the if-converted method.  For purposes of this calculation, stock options are considered to be common stock equivalents and are only included in the calculation of diluted net income per share when their effect is dilutive.  There were 5 million shares excluded from the fiscal 2019 diluted net income per share calculation as their effect would be anti-dilutive.  There were no shares excluded from the fiscal 2018 and fiscal 2017 calculations.

The following tables and discussion provide a reconciliation of the numerator and denominator of the basic and diluted net income per share computations.

(in millions, except per share amounts)	2019	2018	2017
Numerator
Net income attributable to the Company	$404	$496	$340
Denominator
Weighted average common shares outstanding - basic	131.3	131.4	127.6
Dilutive shares	3.3	3.8	5.0
Weighted average common and common equivalent shares outstanding - diluted	134.6	135.2	132.6

Per common share income
Basic	$3.08	$3.77	$2.66
Diluted	$3.00	$3.67	$2.56

14.  Guarantor and Non-Guarantor Financial Information

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

Condensed Supplemental Consolidated Statements of Operations

	Fiscal 2019
	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$561	$5,390	$2,927	$—	$8,878
Cost of goods sold	—	381	4,500	2,378	—	7,259
Selling, general and administrative	—	66	333	184	—	583
Amortization of intangibles	—	—	135	59	—	194
Restructuring and impairment charges	—	—	52	(184)	—	(132)
Operating income	—	114	370	490	—	974
Other (income) expense, net	—	163	—	(8)	—	155
Interest expense, net	—	20	219	90	—	329
Equity in net income of subsidiaries	(490)	(496)	—	—	986	—
Income (loss) before income taxes	490	427	151	408	(986)	490
Income tax expense (benefits)	86	23	(2)	65	(86)	86
Net income (loss)	$404	$404	$153	$343	$(900)	$404
Currency translation	(71)	136	—	(207)	71	(71)
Pension and postretirement benefit	(55)	(48)	—	(7)	55	(55)
Derivative instruments	(111)	(108)	—	(3)	111	(111)
Provision for income taxes	7	7	—	—	(7)	7
Comprehensive income (loss)	$174	$391	$153	$126	$(670)	$174

	Fiscal 2018
	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$574	$5,465	$1,830	$—	$7,869
Cost of goods sold	—	346	4,558	1,534	—	6,438
Selling, general and administrative	—	63	309	108	—	480
Amortization of intangibles	—	1	127	26	—	154
Restructuring and impairment charges	—	—	20	16	—	36
Operating income	—	164	451	146	—	761
Other (income) expense, net	—	8	8	9	—	25
Interest expense, net	—	8	225	26	—	259
Equity in net income of subsidiaries	(477)	(307)	—	—	784	—
Income (loss) before income taxes	477	455	218	111	(784)	477
Income tax expense (benefit)	(19)	(41)	(2)	24	19	(19)
Net income (loss)	$496	$496	$220	$87	$(803)	$496
Currency translation	(127)	(11)	(3)	(113)	127	(127)
Pension and postretirement benefit	3	—	—	3	(3)	3
Derivative instruments	49	49	—	—	(49)	49
Provision for income taxes	(13)	(13)	—	—	13	(13)
Comprehensive income (loss)	$408	$521	$217	$(23)	$(715)	$408

	Fiscal 2017
	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$587	$4,861	$1,647	$—	$7,095
Cost of goods sold	—	438	3,920	1,333	—	5,691
Selling, general and administrative	—	55	335	104	—	494
Amortization of intangibles	—	6	120	28	—	154
Restructuring and impairment charges	—	—	14	10	—	24
Operating income	—	88	472	172	—	732
Other (income) expense, net	—	8	(1)	7	—	14
Interest expense, net	—	12	229	28	—	269
Equity in net income of subsidiaries	(449)	(341)	—	—	790	—
Income (loss) before income taxes	449	409	244	137	(790)	449
Income tax expense (benefit)	109	69	—	40	(109)	109
Net income (loss)	$340	$340	$244	$97	$(681)	$340
Currency translation	34	—	—	34	(34)	34
Pension and postretirement benefit	38	25	—	13	(38)	38
Derivative instruments	28	28	—	—	(28)	28
Provision for income taxes	(20)	(20)	—	—	20	(20)
Comprehensive income (loss)	$420	$373	$244	$144	$(761)	$420

Condensed Supplemental Consolidated Balance Sheets

	As of fiscal year end 2019
	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$—	$42	$2	$706	$—	$750
Accounts receivable	—	64	482	980	—	1,526
Intercompany receivable	503	1,401	—	381	(2,285)	—
Inventories	—	51	568	705	—	1,324
Prepaid expenses and other current assets	—	15	13	129	—	157
Total current assets	503	1,573	1,065	2,901	(2,285)	3,757
Property, plant and equipment	—	78	1,645	2,991	—	4,714
Goodwill and intangible assets	—	78	3,600	4,153	—	7,831
Investment in subsidiaries	1,918	12,728	1,105	—	(15,751)	—
Other assets	—	67	1	99	—	167
Total assets	$2,421	$14,524	$7,416	$10,144	$(18,036)	$16,469
Liabilities and equity
Current liabilities:
Accounts payable	$—	$47	$329	$783	$—	$1,159
Accrued expenses and other current liabilities	—	203	179	394	—	776
Intercompany payable	—	—	1,859	426	(2,285)	—
Current portion of long-term debt	—	99	5	—	—	104
Total current liabilities	—	349	2,372	1,603	(2,285)	2,039
Long-term debt, less current portion	—	11,184	11	66	—	11,261
Deferred income taxes	803	—	—	—	—	803
Other long-term liabilities	—	281	62	405	—	748
Total long-term liabilities	803	11,465	73	471	—	12,812
Total liabilities	803	11,814	2,445	2,074	(2,285)	14,851

Total equity (deficit)	1,618	2,710	4,971	8,070	(15,751)	1,618
Total liabilities and equity (deficit)	$2,421	$14,524	$7,416	$10,144	$(18,036)	$16,469

	As of fiscal year end 2018
	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$—	$133	$4	$244	$—	$381
Accounts receivable, net	—	42	555	344	—	941
Intercompany receivable	296	1,907	—	49	(2,252)	—
Inventories	—	56	664	167	—	887
Prepaid expenses and other current assets	—	18	17	41	—	76
Total current assets	296	2,156	1,240	845	(2,252)	2,285
Property, plant and equipment	—	79	1,684	725	—	2,488
Goodwill and intangible assets	—	79	3,742	463	—	4,284
Investment in subsidiaries	1,513	6,151	1,105	—	(8,769)	—
Other assets	31	17	2	24	—	74
Total assets	$1,840	$8,482	$7,773	$2,057	$(11,021)	$9,131
Liabilities and equity
Current liabilities:
Accounts payable	$—	$42	$468	$273	$—	$783
Accrued expenses and other current liabilities	18	146	159	93	—	416
Intercompany payable	—	—	2,252	—	(2,252)	—
Current portion of long-term debt	—	30	8	—	—	38
Total current liabilities	18	218	2,887	366	(2,252)	1,237
Long-term debt, less current portion	—	5,782	23	1	—	5,806
Deferred income taxes	365	—	—	—	—	365
Other long-term liabilities	23	163	45	58	—	289
Total long-term liabilities	388	5,945	68	59	—	6,460
Total liabilities	406	6,163	2,955	425	(2,252)	7,697
	—	—	—	—	—	—
Total equity (deficit)	1,434	2,319	4,818	1,632	(8,769)	1,434
Total liabilities and equity (deficit)	$1,840	$8,482	$7,773	$2,057	$(11,021)	$9,131

Condensed Supplemental Consolidated Statements of Cash Flows

	Fiscal 2019
	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash Flow from Operating Activities	$—	$89	$693	$419	$—	$1,201

Cash Flow from Investing Activities
Additions to property, plant and equipment	—	—	(235)	(164)	—	(399)
Divestiture of business	—	—	—	326	—	326
Acquisition purchase price derivatives	—	(99)	—	—	—	(99)
(Contributions) distributions to/from subsidiaries	19	(6,090)	—	—	6,071	—
Intercompany advances (repayments)	—	517	—	—	(517)	—
Acquisition of business	—	—	(8)	(6,071)	—	(6,079)
Net cash from investing activities	19	(5,672)	(243)	(5,909)	5,554	(6,251)

Cash Flow from Financing Activities
Proceeds from long-term borrowings	—	6,784	—	—	—	6,784
Repayment of long-term borrowings	—	(1,205)	(7)	(2)	—	(1,214)
Proceeds from issuance of common stock	55	—	—	—	—	55
Repurchase of common stock	(74)	—	—	—	—	(74)
Payment of tax receivable agreement	(38)	—	—	—	—	(38)
Debt financing costs	—	(87)	—	—	—	(87)
Changes in intercompany balances	38	—	(445)	(110)	517	—
Contribution from Parent	—	—	—	6,071	(6,071)	—
Net cash from financing activities	(19)	5,492	(452)	5,959	(5,554)	5,426
Effect of currency translation on cash	—	—	—	(7)	—	(7)
Net change in cash and cash equivalents	—	(91)	(2)	462	—	369
Cash and cash equivalents at beginning of period	—	133	4	244	—	381
Cash and cash equivalents at end of period	$—	$42	$2	$706	$—	$750

	Fiscal 2018
	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash Flow from Operating Activities	$—	$133	$651	$220	$—	$1,004

Cash Flow from Investing Activities
Additions to property, plant and equipment	—	(5)	(241)	(90)	—	(336)
Proceeds from sale of assets	—	—	3	—	—	3
(Contributions) distributions to/from subsidiaries	10	(715)	—	—	705	—
Intercompany advances (repayments)	—	538	—	—	(538)	—
Acquisition of business	—	—	(632)	(70)	—	(702)
Net cash from investing activities	10	(182)	(870)	(160)	167	(1,035)

Cash Flow from Financing Activities
Proceeds from long-term borrowings	—	498	—	—	—	498
Repayment of long-term borrowings	—	(331)	(3)	(1)	—	(335)
Proceeds from issuance of common stock	23	—	—	—	—	23
Repurchase of common stock	(33)	—	—	—	—	(33)
Payment of tax receivable agreement	(37)	—	—	—	—	(37)
Debt financing costs	—	(3)	—	—	—	(3)
Changes in intercompany balances	37	—	(418)	(157)	538	—
Contribution from Parent	—	—	632	73	(705)	—
Net cash from financing activities	(10)	164	211	(85)	(167)	113
Effect of currency translation on cash	—	—	—	(7)	—	(7)
Net change in cash and cash equivalents	—	115	(8)	(32)	—	75
Cash and cash equivalents at beginning of period	—	18	12	276	—	306
Cash and cash equivalents at end of period	$—	$133	$4	$244	$—	$381

	Fiscal 2017
	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash Flow from Operating Activities	$—	$128	$647	$200	$—	$975

Cash Flow from Investing Activities
Additions to property, plant and equipment	—	(19)	(209)	(41)	—	(269)
Proceeds from sale of assets	—	1	5	—	—	6
(Contributions) distributions to/from subsidiaries	(31)	(484)	—	—	515	—
Intercompany advances (repayments)	—	428	—	—	(428)	—
Acquisition of business	—	—	(515)	—	—	(515)
Other investing activities, net	—	4	—	—	—	4
Net cash from investing activities	(31)	(70)	(719)	(41)	87	(774)

Cash Flow from Financing Activities
Proceeds from long-term borrowings	—	495	—	—	—	495
Repayment of long-term borrowings	—	(632)	(3)	(1)	—	(636)
Proceeds from issuance of common stock	31	—	—	—	—	31
Payment of tax receivable agreement	(111)	—	—	—	—	(111)
Debt financing costs	—	(5)	—	—	—	(5)
Changes in intercompany balances	111	—	(433)	(106)	428	—
Contribution from Parent	—	—	515	—	(515)	—
Net cash from financing activities	31	(142)	79	(107)	(87)	(226)
Effect of currency translation on cash	—	—	—	8	—	8
Net change in cash and cash equivalents	—	(84)	7	60	—	(17)
Cash and cash equivalents at beginning of period	—	102	5	216	—	323
Cash and cash equivalents at end of period	$—	$18	$12	$276	$—	$306

15.  Quarterly Financial Data (Unaudited)

The following table contains selected unaudited quarterly financial data for fiscal years ended.

	2019				2018
	First	Second	Third	Fourth	First	Second	Third	Fourth

Net sales	$1,972	$1,950	$1,937	$3,019	$1,776	$1,967	$2,072	$2,054
Cost of goods sold	1,619	1,578	1,551	2,511	1,447	1,596	1,690	1,705
Gross profit	353	372	386	508	329	371	382	349

Net income	$88	$74	$13	$229	$163	$90	$110	$133

Net income per share:
Basic	$0.67	$0.57	$0.10	$1.74	$1.24	$0.69	$0.83	$1.01
Diluted	$0.66	$0.55	$0.10	$1.69	$1.20	$0.66	$0.81	$0.99

The fourth fiscal quarter for 2019 includes certain unusual, nonrecurring items related to the acquisition of RPC and divestiture of our SFL business. Refer to Note 2. Acquisitions and Dispositions for further information.

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

2.2
Agreement and Plan of Merger, dated as of August 24, 2016, by and among Berry Plastics Group, Inc., Berry Plastics Corporation, Berry Plastics Acquisition Corporation XVI, Berry Plastics Acquisition Corporation XV, LLC and AEP Industries Inc. (the Exhibits and Disclosure Schedules have been omitted pursuant to Item 601(b)(2) of Regulation SK and will be provided to the SEC upon request) (incorporated by reference to Annex A Amendment No. 1 to the Company's Registration Statement S-4 filed on November 8, 2016).

2.3
Amendment No. 1 to the Agreement and Plan of Merger, dated as of December 7, 2016, by and among Berry Plastics Group, Inc., Berry Plastics Corporation, Berry Plastics Acquisition Corporation XVI, Berry Plastics Acquisition Corporation XV, LLC and AEP Industries Inc. (incorporated by reference to Annex A of Amendment No. 2 to Berry's Registration Statement on Form S-4 filed on December 9, 2016).

2.4	Rule 2.7 Announcement, dated as of March 8, 2019 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on March 14, 2019).
2.5
Co-Operation Agreement, dated as of March 8, 2019, by and among Berry Global Group, Inc., Berry Global International Holdings Limited and RPC Group Plc (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on March 14, 2019).

3.1
Amended and Restated Certificate of Incorporation of Berry Global Group, Inc., as amended through March 6, 2019 (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q filed on May 2, 2019).

3.2
Amended and Restated Bylaws of Berry Global Group, Inc., as amended and restated effective as of March 6, 2019 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on March 8, 2019).

4.1
Indenture, dated as of May 12, 2014, by and among Berry Plastics Corporation, the guarantors party thereto and U.S. Bank National Association, as Trustee, relating to the 5.50% second priority senior secured notes due 2022 (incorporated by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K filed on May 13, 2014).

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

4.6
Form of common stock certificate of Berry Plastics Group, Inc. (incorporated by reference to Exhibit 4.27 of Amendment No. 5 to the Company's Registration Statement on Form S-1 filed on September 19, 2012).

4.7
Indenture, by and between Berry Global Escrow Corporation and U.S. Bank National Association, as Trustee and Collateral Agent, relating to the 4.875% First Priority Senior Secured Notes due 2026, dated June 5, 2019 (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on June 6, 2019).

4.7A
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

4.8
Indenture, by and between Berry Global Escrow Corporation and U.S. Bank National Association, as Trustee and Collateral Agent, relating to the 5.625% Second Priority Senior Secured Notes due 2027, dated June 5, 2019 (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on June 6, 2019).

4.8A
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

4.9	*	Description of Securities
10.1
 $850,000,000 Third Amended and Restated Revolving Credit Agreement, dated as of May 1, 2019, by and among Berry Global, Inc., Berry Global Group, Inc., the lenders party thereto, Bank of America, N.A., as collateral agent and administrative agent, and the financial institutions party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 6, 2019).

10.2
U.S. $1,200,000,000 Second Amended and Restated Credit Agreement, dated as of April 3, 2007, by and among Berry Plastics Corporation formerly known as Berry Plastics Holding Corporation, Berry Plastics Group, Inc., Credit Suisse, Cayman Islands Branch, as collateral and administrative agent, the lenders party thereto from time to time, and the other financial institutions party thereto (incorporated by reference to Exhibit 10.1(b) to Berry Plastics Corporation's Current Report on Form 8-K filed on April 10, 2007).

10.3
Second Amended and Restated Intercreditor Agreement, dated as of February 5, 2008, by and among Berry Plastics Group, Inc., Berry Plastics Corporation, certain subsidiaries identified as parties thereto, Bank of America, N.A. and Credit Suisse, Cayman Islands Branch as first lien agents, and U.S. Bank National Association, as successor in interest to Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 10.3 to the Company's Form 10-K filed on November 23, 2015).

10.4
U.S. $1,147,500,000 and $814,375,000 Incremental Assumption Agreement, dated as of February 10, 2017 by and among Berry Plastics Group, Inc., Berry Plastics Corporation and certain of its subsidiaries referenced therein, Credit Suisse AG, Cayman Islands Branch, as administrative agent for the lenders under the term loan credit agreement referenced therein, Citibank, N.A., as initial Term I lender and Citibank, N.A., as incremental term J lender therein. (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K filed on November 21, 2017).

10.5
U.S. $1,644,750,000 and $498,750,000 Incremental Assumption Agreement, dated as of August 10, 2017, by and among Berry Plastics Group, Inc., Berry Plastics Corporation and certain of its subsidiaries referenced therein, Credit Suisse AG, Cayman Islands Branch, as administrative agent for the lenders under the term loan credit agreement referenced therein, Wells Fargo Bank, National Association, as initial Term M lender and Wells Fargo Bank, National Association, as initial Term N lender therein (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K filed on November 21, 2017).

10.6
U.S. $900,000,000 and $814,375,000 Incremental Assumption Agreement, dated as of November 27, 2017, by and among Berry Global Group, Inc., Berry Global, Inc. and certain of its subsidiaries referenced therein, Credit Suisse AG, Cayman Islands Branch, as administrative agent for the lenders under the term loan credit agreement referenced therein, Citibank, N.A., as initial Term O Lender, and Citibank, N.A., as initial Term P Lender therein. (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on February 7, 2018).

10.7
U.S. $ 1,644,750,000 and $496,250,000 Incremental Assumption Agreement and Amendment, dated as of February 12, 2018, by and among Berry Global Group, Inc., Berry Global, Inc. and certain of its subsidiaries referenced therein, Credit Suisse AG, Cayman Islands Branch, as administrative agent for the lenders under the term loan credit agreement referenced therein, Citibank, N.A., as initial Term Q lender, and Citibank, N.A., as initial Term R lender therein (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on May 3, 2018).

10.8
U.S. $800,000,000 and $814,375,000 Incremental Assumption Agreement, dated as of May 16, 2018, by and among Berry Global Group, Inc., Berry Global, Inc. and certain of its subsidiaries referenced therein, Credit Suisse AG, Cayman Islands Branch, as administrative agent for the lenders under the term loan credit agreement referenced therein, Citibank, N.A., as initial Term S lender, and Citibank, N.A., as initial Term T lender therein (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on August 3, 2018).

10.9
Incremental Assumption Agreement and Amendment, among Berry Global Group, Inc., Berry Global, Inc. and certain subsidiaries of Berry Global, Inc., as Loan Parties, Credit Suisse AG, Cayman Islands Branch, as Administrative Agent, Goldman Sachs Bank USA, as Initial Term U Lender, and Goldman Sachs Bank USA, as Initial Term V Lender, dated as of July 1, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 2, 2019).

10.10
Amendment and Waiver to Equipment Lease Agreement, dated as of January 19, 2011, between Chicopee, Inc., as Lessee and Gossamer Holdings, LLC, as Lessor (incorporated by reference to Exhibit 10.16 to AVINTIV Specialty Materials Inc.'s Registration Statement Form S-4 filed on October 25, 2011).

10.11
Second Amendment to Equipment Lease Agreement, dated as of October 7, 2011, between Chicopee, Inc., as Lessee and Gossamer Holdings, LLC, as Lessor (incorporated by reference to Exhibit 10.17 to AVINTIV Specialty Materials Inc.'s Registration Statement Form S-4 filed on October 25, 2011).

10.12
Third Amendment to Equipment Lease Agreement, dated as of February 28, 2012, between Chicopee, Inc., as Lessee and Gossamer Holdings, LLC, as Lessor (incorporated by reference to Exhibit 10.1 to AVINTIV Specialty Materials Inc.'s Quarterly Report on Form 10-Q filed on May 15, 2012).

10.13
Fourth Amendment to Equipment Lease Agreement, dated as of March 22, 2013, between Chicopee, Inc., as Lessee and Gossamer Holdings, LLC, as Lessor (incorporated by reference to Exhibit 10.1 to AVINTIV Specialty Materials Inc.'s Quarterly Report on Form 10-Q  filed on May 9, 2013).

10.14	†	2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to Berry Plastics Corporation's Registration Statement Form S-4 filed on November 2, 2006).
10.15	†	Amendment No. 2 to the Berry Plastics Group, Inc., 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.9 to the Company's Form 10-K filed on December 11, 2013).
10.16	†	Amendment No. 3 to Berry Plastics Group, Inc. 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on March 10, 2015).
10.17	†
Form of 2016 Omnibus Amendment to Awards Granted Under the Berry Plastics Group, Inc. 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed on July 22, 2016).

10.18	†
Omnibus amendment to awards granted under the Berry Plastics Group, Inc., 2006 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.10 to the Company's Form 10-K filed on December 11, 2013).

10.19	†
Form of Performance-Based Stock Option Agreement of Berry Plastics Group, Inc.  (incorporated by reference to Exhibit 10.9 to Berry Plastics Corporation's Registration Statement Form S-4 filed on November 2, 2006).

10.20	†
Form of Accreting Stock Option Agreement of Berry Plastics Group, Inc. (incorporated by reference to Exhibit 10.10 to Berry Plastics Corporation's Registration Statement Form S-4 filed on November 2, 2006).

10.21	†
Form of Time-Based Stock Option Agreement of Berry Plastics Group, Inc. (incorporated by reference to Exhibit 10.11 to Berry Plastics Corporation's Registration Statement Form S-4 filed on November 2, 2006).

10.22	†
Form of Performance-Based Stock Appreciation Rights Agreement of Berry Plastics Group, Inc. (incorporated by reference to Exhibit 10.12 to Berry Plastics Corporation's Registration Statement Form S-4 filed on November 2, 2006).

10.23	†	Employment Agreement of Thomas E. Salmon (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on February 6, 2017).
10.24	†
Income Tax Receivable Agreement, dated as of November 29, 2012, by and among Berry Plastics Group, Inc. and Apollo Management Fund VI, L.P. (incorporated by reference to Exhibit 10.25 to the Company's Form 10-K filed on December 17, 2012).

10.25	†
Berry Plastics Group, Inc. Executive Bonus Plan, amended and restated December 22, 2015, effective as of September 27, 2015 (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on December 28, 2015).

10.26	†	Berry Plastics Group, Inc. 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.27 to the Company's Form 10-K filed on December 17, 2012).
10.27	†	Amendment No. 1 to the Berry Plastics Group, Inc., 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.31 to the Company's Form 10-K filed on December 11, 2013).
10.28	†
Omnibus amendment to awards granted under the Berry Plastics Group, Inc., 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.32 to the Company's Form 10-K filed on December 11, 2013).

10.29	†	Amendment No. 2 to the Berry Plastics Group, Inc. 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed on March 10, 2015).
10.30	†
Form of 2016 Omnibus Amendment to Awards Granted Under the Berry Plastics Group, Inc. 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed on July 22, 2016).

10.31	†	2015 Berry Plastics Group, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed on March 10, 2015.
10.32	†	First Amendment to 2015 Berry Plastics Group, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on March 6, 2018).

10.33	†
Form of 2016 Omnibus Amendment to Awards Granted Under the Berry Plastics Group, Inc. 2015 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company's Form 8-K filed on July 22, 2016).

10.34	†
Fourth Amended and Restated Stockholders Agreement, by and among Berry Plastics Group, Inc., and the stockholders of the Corporation listed on schedule A thereto, dated as of January 15, 2015 (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed on January 30, 2015).

10.35	†	Employment Agreement, dated January 1, 2002, between the Berry Plastics Corporation and Curtis Begle (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed on January 31, 2014).
10.36	†
Amendment No. 1 to Employment Agreement, dated as of September 13, 2006, by and between the Berry Plastics Corporation and Curtis Begle (incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q filed on January 31, 2014).

10.37	†
Amendment No. 2 to Employment Agreement, dated December 31, 2008, by and between the Berry Plastics Corporation and Curtis Begle (incorporated by reference to Exhibit 10.4 to the Company's Form 10-Q filed on January 31, 2014).

10.38	†
Amendment No. 3 to Employment Agreement, dated August 1, 2010, by and between the Berry Plastics Corporation and Curtis L. Begle (incorporated by reference to Exhibit 10.5 to the Company's Form 10-Q filed on January 31, 2014).

10.39	†
Amendment No. 4 to Employment Agreement, dated December 16, 2011, by and between the Berry Plastics Corporation and Curtis L. Begle (incorporated by reference to Exhibit 10.6 to the Company's Form 10-Q filed on January 31, 2014).

10.40	†
Employment Agreement, dated February 28, 1998, between Berry Plastics Corporation and Mark Miles, together with amendments dated February 28, 2003, September 13, 2006, December 31, 2008, and December 31, 2011 (incorporated by reference to Exhibit 10.40 to the Company's Form 10-K filed on November 30, 2016).

10.41	†
Form of Amendment to Employment Agreement by and between Berry Plastics Corporation and each of Curtis L Begle, Mark W. Miles, and Thomas E. Salmon (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on July 22, 2016).

10.42	†
Senior Executive Employment Contract dated as of September 30, 2015 by and between PGI Specialty Materials Inc. and Jean Marc Galvez, together with the International Assignment Letter dated December 18, 2016 from Berry Global, Inc. (f/k/a Berry Plastics Corporation) (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on February 7, 2018).

21.1	*	Subsidiaries of the Registrant.
23.1	*	Consent of Independent Registered Public Accounting Firm
31.1	*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer
31.2	*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer
32.1	*	Section 1350 Certification of the Chief Executive Officer
32.2	*	Section 1350 Certification of the Chief Financial Officer
101.INS		Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH		Inline XBRL Taxonomy Extension Schema Document
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document
104		Cover Page Interactive Date File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 22nd day of November, 2019.

BERRY GLOBAL GROUP, INC.

By	/s/ Thomas E. Salmon
Thomas E. Salmon
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Thomas E. Salmon	Chief Executive Officer and Chairman of the Board of Directors and Director (Principal Executive Officer)	November 22, 2019
Thomas E. Salmon

/s/ Mark W. Miles	Chief Financial Officer (Principal Financial Officer)	November 22, 2019
Mark W. Miles

/s/ James M. Till	Executive Vice President and Controller (Principal Accounting Officer)	November 22, 2019
James M. Till

/s/ B. Evan Bayh	Director	November 22, 2019
B. Evan Bayh

/s/ Jonathan F. Foster	Director	November 22, 2019
Jonathan F. Foster

/s/ Idalene F. Kesner	Director	November 22, 2019
Idalene F. Kesner

/s/ Carl J. Rickertsen	Director	November 22, 2019
Carl J. Rickertsen

/s/ Ronald S. Rolfe	Director	November 22, 2019
Ronald S. Rolfe

/s/ Paula Sneed	Director	November 22, 2019
Paula Sneed

/s/ Robert A. Steele	Director	November 22, 2019
Robert A. Steele

/s/ Stephen E. Sterrett	Director	November 22, 2019
Stephen E. Sterrett

/s/ Scott B. Ullem	Director	November 22, 2019
Scott B. Ullem