Form 10-Q
period 2019-12-28
BERRY GLOBAL GROUP, INC.
filed 2020-01-31
CIK 1378992

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 28, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☒ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

There were 132.4 million shares of common stock outstanding at January 31, 2020.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, with respect to our financial condition, results of operations and business and our expectations or beliefs concerning future events.  The forward-looking statements include, in particular, statements about our plans, strategies and prospects under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations."  These statements contain words such as “believes,” “expects,” “may,” “will,” “should,” “would,” “could,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” “outlook,” “anticipates” or “looking forward” or similar expressions that relate to our strategy, plans, intentions, or expectations.  All statements we make relating to our estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results or to our expectations regarding future industry trends are forward-looking statements.  In addition, we, through our senior management, from time to time make forward-looking public statements concerning our expected future operations and performance and other developments.  These forward-looking statements are subject to risks and uncertainties that may change at any time, and, therefore, our actual results may differ materially from those that we expected.  We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions.  While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results.  All forward-looking statements are based upon information available to us on the date of this Form 10-Q, and we undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

Readers should carefully review the factors discussed in our most recent Form 10-K in the section titled "Risk Factors" and other risk factors identified from time to time in our periodic filings with the Securities and Exchange Commission.

Berry Global Group, Inc.
Form 10-Q Index
For Quarterly Period Ended December 28, 2019

Part I. Financial Information

Item 1.	Financial Statements

Berry Global Group, Inc.
Consolidated Statements of Income
(Unaudited)
(in millions of dollars, except per share amounts)

	Quarterly Period Ended
	December 28, 2019	December 29, 2018
Net sales	$2,816	$1,972
Costs and expenses:
Cost of goods sold	2,296	1,616
Selling, general and administrative	229	124
Amortization of intangibles	75	42
Restructuring and transaction activities	17	14
Operating income	199	176
Other expense, net	13	—
Interest expense, net	118	64
Income before income taxes	68	112
Income tax expense	21	24
Net income	$47	$88

Net income per share:
Basic	$0.36	$0.67
Diluted	0.35	0.66
Outstanding weighted-average shares:
Basic	132.3	131.1
Diluted	134.3	133.8

Consolidated Statements of Comprehensive Income
(Unaudited)
(in millions of dollars)

	Quarterly Period Ended
	December 28, 2019	December 29, 2018
Net income	$47	$88
Other comprehensive income (loss), net of tax:
Currency translation	92	(4)
Derivative instruments	13	(17)
Other comprehensive income (loss)	105	(21)
Comprehensive income	$152	$67

See notes to consolidated financial statements.

Berry Global Group, Inc.
Consolidated Balance Sheets
(in millions of dollars)

	December 28, 2019	September 28, 2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$673	$750
Accounts receivable (less allowance of 28 and 28, respectively)	1,400	1,526
Finished goods	833	743
Raw materials and supplies	579	581
Prepaid expenses and other current assets	188	157
Total current assets	3,673	3,757
Noncurrent assets:
Property, plant, and equipment	4,799	4,714
Goodwill and intangible assets	7,840	7,831
Right-of-use assets	596	—
Other assets	116	167
Total assets	$17,024	$16,469

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,062	$1,159
Accrued employee costs	201	214
Other current liabilities	718	562
Current portion of long-term debt	96	104
Total current liabilities	2,077	2,039
Noncurrent liabilities:
Long-term debt, less current portion	11,140	11,261
Deferred income taxes	731	803
Employee benefit obligations	328	327
Operating lease liabilities	502	—
Other long-term liabilities	460	421
Total liabilities	15,238	14,851

Stockholders' equity:
Common stock (132.5 and 132.3 million shares issued, respectively)	1	1
Additional paid-in capital	970	949
Retained earnings	1,096	1,054
Accumulated other comprehensive loss	(281)	(386)
Total stockholders' equity	1,786	1,618
Total liabilities and stockholders' equity	$17,024	$16,469

See notes to consolidated financial statements.

Berry Global Group, Inc.
Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)
(in millions of dollars)

Quarterly Period Ended	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at September 28, 2019	$1	$949	$(386)	$1,054	$1,618
Net income	—	—	—	47	47
Other comprehensive income	—	—	105	—	105
Share-based compensation	—	19	—	—	19
Proceeds from issuance of common stock	—	2	—	—	2
Adoption of lease accounting standard	—	—	—	(5)	(5)
Balance at December 28, 2019	$1	$970	$(281)	$1,096	$1,786

Balance at September 29, 2018	$1	$870	$(156)	$719	$1,434
Net income	—	—	—	88	88
Other comprehensive loss	—	—	(21)	—	(21)
Share-based compensation	—	3	—	—	3
Proceeds from issuance of common stock	—	5	—	—	5
Common stock repurchased and retired	—	(2)	—	(52)	(54)
Balance at December 29, 2018	$1	$876	$(177)	$755	$1,455

See notes to consolidated financial statements.

Berry Global Group, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(in millions of dollars)

	Quarterly Period Ended
	December 28, 2019	December 29, 2018
Cash Flows from Operating Activities:
Net income	$47	$88
Adjustments to reconcile net cash provided by operating activities:
Depreciation	141	96
Amortization of intangibles	75	42
Non-cash interest	4	(1)
Deferred income tax	(16)	4
Share-based compensation expense	19	3
Other non-cash operating activities, net	17	4
Changes in working capital	(68)	(71)
Changes in other assets and liabilities	(1)	(4)
Net cash from operating activities	218	161

Cash Flows from Investing Activities:
Additions to property, plant and equipment, net	(148)	(75)
Net cash from investing activities	(148)	(75)

Cash Flows from Financing Activities:
Repayments on long-term borrowings	(164)	(110)
Proceeds from issuance of common stock	2	5
Repurchase of common stock	—	(52)
Payment of tax receivable agreement	—	(16)
Debt financing costs	(2)	—
Net cash from financing activities	(164)	(173)
Effect of exchange rate changes on cash	17	(1)
Net change in cash	(77)	(88)
Cash and cash equivalents at beginning of period	750	381
Cash and cash equivalents at end of period	$673	$293

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

2.  Recent Accounting Pronouncements

Changes to GAAP are established by the Financial Accounting Standards Board ("FASB") in the form of accounting standards updates to the FASB's Accounting Standards Codification.  During fiscal 2020, with the exception of the below, there have been no developments to the recently adopted accounting pronouncements from those disclosed in the Company's 2019 Annual Report on Form 10-K that are considered to have a material impact on our unaudited consolidated financial statements.

Leases

Effective September 29, 2019, the Company adopted ASU 2016-02, Leases (Topic 842), including all related amendments, using the modified retrospective approach and recognized the cumulative effect of adoption to retained earnings. Under the new standard, the lessee of an operating lease is required to: 1) recognize a right-of-use asset and a lease liability in the statement of financial position, 2) recognize a single lease cost allocated over the lease term generally on a straight-line basis, and 3) classify all cash payments within operating activities on the statement of cash flows. See Note 6. Leases for more information.

Credit Losses

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) and issued subsequent amendments to the initial guidance. The new standard requires entities to measure all expected credit losses for most financial assets held at the reporting date based on an expected loss model, which includes historical experience, current conditions, and reasonable and supportable forecasts. The new standard also requires enhanced disclosure. The new standard is effective for interim and annual periods beginning after December 15, 2019. The Company is in the process of evaluating this new standard, however, the Company does not anticipate this to have a material impact.

Defined Benefit Plans

In August 2018, the FASB issued ASU 2018-14, Changes to the Disclosure Requirements for Defined Benefit Plans. The new standard removes requirements to disclose the amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost over the next fiscal year and the effects of a one-percentage-point changes in assumed health care cost trend rates. The standard also adds requirements to disclose the reasons for significant gains and losses related to changes in the benefit obligations for the period and the accumulated benefit obligation ("ABO") for plans with ABOs in excess of plan assets. The new standard will be effective for fiscal years ending after December 15, 2020. The Company is currently evaluating the impact of the adoption of this standard to our disclosures.

Income Taxes

In December 2019, the FASB issued ASU 2019-12, Income Taxes - Simplifying the Accounting for Income Taxes (Topic 740). The new guidance eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. It also clarifies and simplifies other aspects of the accounting for income taxes. The new standard will be effective for fiscal years beginning after December 15, 2020. The Company is currently evaluating the impact of the adoption of this standard to our disclosures.

3.  Revenue and Accounts Receivable

Our revenues are primarily derived from the sale of plastic packaging products to customers. We consider the promise to transfer products to be our sole performance obligation.  If the consideration agreed to in a contract includes a variable amount, we estimate the amount of consideration we expect to be entitled to in exchange for transferring the promised goods to the customer using the most likely amount method. Our main source of variable consideration are customer rebates.  The accrual for customer rebates was $127 million and $114 million at December 28, 2019 and September 28, 2019, respectively, and is included in Other current liabilities on the Consolidated Balance Sheets. The Company disaggregates revenue based on reportable business segment, geography, and significant product line.  Refer to Note 10. Segment and Geographic Data for further information.

The Company has entered into various qualifying factoring agreements to sell certain receivables to third-party financial institutions. The transfer of receivables is accounted for as a sale, without recourse. Net sales available under qualifying U.S. based programs were $222 million and $212 million for the three months ended December 28, 2019 and December 29, 2018, respectively. There were no amounts outstanding from financial institutions related to these programs. The fees associated with the transfer of receivables for all programs were not material for any of the periods presented.

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

The acquisition has been accounted for under the purchase method of accounting.  Under this method, the assets acquired and liabilities assumed have been recorded based on preliminary estimates of fair value.  The preliminary fair value estimates were determined based on our historical acquisition experience.  The final purchase accounting allocations for the RPC acquisition will depend on a number of factors, including the final valuation of our long-lived tangible and identified intangible assets acquired and liabilities assumed, and finalization of income tax effects of the opening balance sheet.  The actual fair values of RPC’s assets acquired, liabilities assumed and resulting goodwill may differ materially once finalized.  The preliminary estimated fair value of assets acquired and liabilities assumed consisted of working capital of $700 million, property and equipment of $2,375 million, intangible assets of $1,712 million, goodwill of $2,205 million and other assets and long-term liabilities of $922 million.  The working capital includes a $39 million step up of inventory to fair value.  The Company has recognized goodwill on this transaction primarily as a result of expected cost synergies, and expects goodwill to be partially deductible for tax purposes.

To finance the purchase, the Company issued $1,250 million aggregate principal amount of 4.875% first priority senior secured notes due 2026, $500 million aggregate principal amount of 5.625% second priority senior secured notes due 2027, and entered into incremental term loans due July 2026, to fund the remainder of the purchase price.

When including RPC results for the periods prior to the acquisition date, unaudited pro forma net sales and net income were $3.2 billion and $97 million, respectively, for the quarterly period ended December 29, 2018.  The unaudited pro forma net sales and net income assume that the RPC acquisition had occurred as of the beginning of the period.

Seal For Life

In July 2019, the Company completed the sale of its Seal For Life ("SFL") business which was operated in our Health, Hygiene & Specialties reporting segment for net proceeds of $325 million.  SFL recorded $96 million in net sales during fiscal 2019.

5.  Restructuring and Transaction Activities

The table below includes the significant components of the restructuring and transaction activities, by reporting segment:

	Quarterly Period Ended
	December 28, 2019	December 29, 2018
Consumer Packaging International	$10	$—
Consumer Packaging North America	2	1
Engineered Materials	3	1
Health, Hygiene & Specialties	2	12
Consolidated	$17	$14

The table below sets forth the activity with respect to the restructuring and transaction activities accrual at December 28, 2019:

	Restructuring
	Employee Severance and Benefits	Facility Exit Costs	Non-cash Impairment Charges	Transaction Activities	Total
Balance at September 28, 2019	$2	$5	$—	$—	$7
Charges	4	—	2	11	17
Non-cash asset impairment	—	—	(2)	—	(2)
Cash payments	(2)	—	—	(11)	(13)
Balance at December 28, 2019	$4	$5	$—	$—	$9

6.  Leases

During the first quarter of fiscal 2020, the Company adopted ASU 2016-02, Leases (Topic 842). The Company leases certain manufacturing facilities, warehouses, office space, manufacturing equipment, office equipment, and automobiles.

Under the new standard, we recognize right-of-use assets and lease liabilities for leases with original lease terms greater than one year based on the present value of lease payments over the lease term using our incremental borrowing rate on a collateralized basis.  Short-term leases, with original lease terms of less than one year, are not recognized on the balance sheet. We are party to certain leases, namely for manufacturing facilities, which offer renewal options to extend the original lease term. Renewal options are included in the right-of-use asset and lease liability based on our assessment of the probability that the options will be exercised.

We have elected the package of practical expedients which allows the Company to not reassess: (i) whether any expired or existing contracts are or contain leases (ii) lease classification for any expired or existing leases and (iii) initial direct costs for any existing leases. Additionally, we have elected the practical expedient to not separate lease and non-lease components for all asset classes.

Supplemental lease information is as follows:

Leases	Classification	December 28, 2019
Assets
Operating lease right-of-use assets	Right-of-use assets	$596
Finance lease right-of-use assets	Property, plant, and equipment	108
Current liabilities
Operating lease liabilities	Other current liabilities	$110
Finance lease liabilities	Current portion of long-term debt	19
Non-current liabilities
Operating lease liabilities	Operating lease liabilities	$502
Finance lease liabilities	Long-term debt, less current portion	82

Lease cost	Quarterly Period Ended December 28, 2019
Operating lease cost	$29
Finance lease cost:
Amortization of right-of-use assets	4
Interest on lease liabilities	1
Total finance lease cost	5
Short-term lease cost	4
Total lease cost	$38

Cash paid for amounts included in lease liabilities	Quarterly Period Ended December 28, 2019
Operating cash flows from operating leases	$29
Operating cash flows from finance leases	1
Financing cash flows from finance leases	13

December 28, 2019
Weighted-average remaining lease term - operating leases	8 years
Weighted-average remaining lease term - finance leases	4 years
Weighted-average discount rate - operating leases	4.6%
Weighted-average discount rate - finance leases	3.7%

At December 28, 2019, annual lease commitments were as follows:

Fiscal Year	Operating Leases	Finance Leases
Remainder of 2020	$114	$23
2021	105	27
2022	90	26
2023	77	13
2024	67	8
Thereafter	290	11
Total lease payments	743	108
Less: Interest	(131)	(7)
Present value of lease liabilities	$612	$101

7.  Long-Term Debt

Long-term debt consists of the following:

Facility	Maturity Date	December 28, 2019	September 28, 2019
Term loan	October 2022	$1,545	$1,545
Term loan	January 2024	452	489
Term loan	July 2026	4,239	4,250
Term loan - euro denominated	July 2026	1,199	1,176
Revolving line of credit	May 2024	—	—
5.50% Second Priority Senior Secured Notes	May 2022	500	500
6.00% Second Priority Senior Secured Notes	October 2022	300	400
5.125% Second Priority Senior Secured Notes	July 2023	700	700
4.50% Second Priority Senior Secured Notes	February 2026	500	500
4.875% First Priority Senior Secured Notes	July 2026	1,250	1,250
5.625% Second Priority Senior Secured Notes	July 2027	500	500
Debt discounts and deferred fees		(105)	(112)
Finance leases and other	Various	156	167
Total long-term debt		11,236	11,365
Current portion of long-term debt		(96)	(104)
Long-term debt, less current portion		$11,140	$11,261

The Company was in compliance with all debt covenants for all periods presented.

Debt discounts and deferred financing fees are presented net of Long-term debt, less the current portion on the Consolidated Balance Sheets and are amortized to Interest expense, net on the Consolidated Statements of Income through maturity.

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

Cross-Currency Swaps

The Company is party to certain cross-currency swaps to hedge a portion of our foreign currency risk. The swap agreements mature May 2022 (€250 million) and June 2024 (€1,625 million and £700 million). In addition to the cross-currency swaps, we hedge a portion of our foreign currency risk by designating foreign currency denominated long-term debt as net investment hedges of certain foreign operations. As of December 28, 2019, we had outstanding long-term debt of €1,072 million that was designated as a hedge of our net investment in certain euro-denominated foreign subsidiaries. When valuing cross-currency swaps the Company utilizes Level 2 inputs (substantially observable).

Interest Rate Swaps

The primary purpose of the Company’s interest rate swap activities is to manage interest expense variability associated with our outstanding variable rate term loan debt. When valuing interest rate swaps the Company utilizes Level 2 inputs (substantially observable).

As of December 28, 2019, the Company effectively had (i) a $450 million interest rate swap transaction that swaps a one-month variable LIBOR contract for a fixed annual rate of 2.000%, with an expiration in May 2022, (ii) a $1 billion interest rate swap transaction that swaps a one-month variable LIBOR contract for a fixed annual rate of 2.808% with an expiration in September 2021, (iii) a $400 million interest rate swap transaction that swaps a one-month variable LIBOR contract for a fixed annual rate of 2.533% with an expiration in July 2023, (iv) a $884 million interest rate swap transaction that swaps a one-month variable LIBOR contract for a fixed annual rate of 1.857%, with an expiration in June 2024, and (v) a $473 million interest rate swap transaction that swaps a one-month variable LIBOR contract for a fixed annual rate of 2.050%, with an expiration in June 2024.

The Company records the fair value positions of all derivative financial instruments on a net basis by counterparty for which a master netting arrangement is utilized. Balances on a gross basis are as follows:

Derivative Instruments	Hedge Designation	Balance Sheet Location	December 28, 2019	September 28, 2019
Cross-currency swaps	Designated	Other assets	$28	$88
Cross-currency swaps	Designated	Other long-term liabilities	42	—
Interest rate swaps	Designated	Other long-term liabilities	61	81

The effect of the Company's derivative instruments on the Consolidated Statements of Income is as follows:

		Quarterly Period Ended
Derivative Instruments	Statements of Income Location	December 28, 2019	December 29, 2018
Cross-currency swaps	Interest expense, net	$(2)	$(4)
Interest rate swaps	Interest expense, net	17	(2)

Non-recurring Fair Value Measurements

The Company has certain assets that are measured at fair value on a non-recurring basis when impairment indicators are present or when the Company completes an acquisition.  The Company adjusts certain long-lived assets to fair value only when the carrying values exceed the fair values.  The categorization of the framework used to value the assets is considered Level 3, due to the subjective nature of the unobservable inputs used to determine the fair value.  These assets that are subject to our annual impairment analysis primarily include our definite lived and indefinite lived intangible assets, including Goodwill and our property, plant and equipment.  The Company reviews Goodwill and other indefinite lived assets for impairment as of the first day of the fourth fiscal quarter each year and more frequently if impairment indicators exist.  The Company determined Goodwill and other indefinite lived assets were not impaired in our annual fiscal 2019 assessment.  No impairment indicators were identified in the current quarter.

Included in the following table are the major categories of assets measured at fair value on a non-recurring basis as of December 28, 2019 and September 28, 2019, along with the impairment loss recognized on the fair value measurement during the period:

	As of December 28, 2019
	Level 1	Level 2	Level 3	Total	Impairment
Indefinite-lived trademarks	$—	$—	$248	$248	$—
Goodwill	—	—	5,084	5,084	—
Definite lived intangible assets	—	—	2,508	2,508	—
Property, plant, and equipment	—	—	4,799	4,799	2
Total	$—	$—	$12,639	$12,639	$2

	As of September 28, 2019
	Level 1	Level 2	Level 3	Total	Impairment
Indefinite-lived trademarks	$—	$—	$248	$248	$—
Goodwill	—	—	5,051	5,051	—
Definite lived intangible assets	—	—	2,532	2,532	—
Property, plant, and equipment	—	—	4,714	4,714	8
Total	$—	$—	$12,545	$12,545	$8

The Company's financial instruments consist primarily of cash and cash equivalents, long-term debt, interest rate and cross-currency swap agreements, and capital lease obligations.  The fair value of our marketable long-term indebtedness exceeded book value by $167 million as of December 28, 2019.  The Company's long-term debt fair values were determined using Level 2 inputs as other significant observable inputs were not available.

9.  Income Taxes

The effective tax rate was 31% for the quarter and was negatively impacted by 4% from foreign rate differential, 3% from uncertain tax positions recognized in the quarter, and other discrete items.

10.  Segment and Geographic Data

The Company's operations are organized into four reporting segments: Consumer Packaging International, Consumer Packaging North America, Engineered Materials, and Health, Hygiene & Specialties.  The structure is designed to align us with our customers, provide optimal service, drive future growth, and to facilitate synergies realization.

Selected information by reportable segment is presented in the following tables:

	Quarterly Period Ended
	December 28, 2019	December 29, 2018
Net sales:
Consumer Packaging International	$1,010	$51
Consumer Packaging North America	680	601
Engineered Materials	585	661
Health, Hygiene & Specialties	541	659
Total net sales	$2,816	$1,972
Operating income:
Consumer Packaging International	$45	$4
Consumer Packaging North America	49	33
Engineered Materials	70	93
Health, Hygiene & Specialties	35	46
Total operating income	$199	$176
Depreciation and amortization:
Consumer Packaging International	$81	$4
Consumer Packaging North America	65	53
Engineered Materials	29	31
Health, Hygiene & Specialties	41	50
Total depreciation and amortization	$216	$138

Selected information by geographical region is presented in the following tables:

	Quarterly Period Ended
	December 28, 2019	December 29, 2018
Net sales:
United States & Canada	$1,513	$1,565
Europe	1,003	192
Rest of world	300	215
Total net sales	$2,816	$1,972

Selected information by product line is presented in the following tables:

	Quarterly Period Ended
	December 28, 2019	December 29, 2018
Net sales:
Packaging	81	100
Non-packaging	19	—
Consumer Packaging International	100%	100%

Rigid Open Top	45	44
Rigid Closed Top	55	56
Consumer Packaging North America	100%	100%

Core Films	37	39
Retail & Industrial	63	61
Engineered Materials	100%	100%

Health	16	15
Hygiene	56	58
Specialties	28	27
Health, Hygiene & Specialties	100%	100%

11.  Contingencies and Commitments

The Company is party to various legal proceedings involving routine claims which are incidental to its business.  Although the Company's legal and financial liability with respect to such proceedings cannot be estimated with certainty, we believe that any ultimate liability would not be material to our financial statements.

The Company has various purchase commitments for raw materials, supplies, and property and equipment incidental to the ordinary conduct of business.

12.  Share Repurchase Program

No shares were repurchased during the quarter.  Authorized share repurchases of $393 million remain available to the Company.

13.  Basic and Diluted Net Income Per Share

Basic net income per share is calculated by dividing the net income attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for common stock equivalents.  Diluted net income per share is calculated by dividing the net income attributable to common stockholders by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method and the if-converted method.  For purposes of this calculation, stock options are considered to be common stock equivalents and are only included in the calculation of diluted net income per share when their effect is dilutive.  For the three months ended December 28, 2019, 7.2 million shares were excluded from the diluted net income per share calculation as their effect would be anti-dilutive.

The following tables provide a reconciliation of the numerator and denominator of the basic and diluted net income per share calculations:

	Quarterly Period Ended
(in millions, except per share amounts)	December 28, 2019	December 29, 2018
Numerator
Consolidated net income	$47	$88
Denominator
Weighted average common shares outstanding - basic	132.3	131.1
Dilutive shares	2.0	2.7
Weighted average common and common equivalent shares outstanding - diluted	134.3	133.8

Per common share income
Basic	$0.36	$0.67
Diluted	$0.35	$0.66

14.  Accumulated Other Comprehensive Loss

The components and activity of Accumulated other comprehensive loss are as follows:

Quarterly Period Ended	Currency Translation	Defined Benefit Pension and Retiree Health Benefit Plans	Derivative Instruments	Accumulated Other Comprehensive Loss
Balance at September 28, 2019	$(279)	$(56)	$(51)	$(386)
Other comprehensive income before reclassifications	67	—	1	68
Net amount reclassified from accumulated other comprehensive loss	—	—	17	17
Provision for income taxes	25	—	(5)	20
Balance at December 28, 2019	$(187)	$(56)	$(38)	$(281)

	Currency Translation	Defined Benefit Pension and Retiree Health Benefit Plans	Derivative Instruments	Accumulated Other Comprehensive Loss
Balance at September 29, 2018	$(175)	$(13)	$32	$(156)
Other comprehensive loss before reclassifications	(4)	—	(22)	(26)
Net amount reclassified from accumulated other comprehensive loss	—	—	(2)	(2)
Provision for income taxes	—	—	7	7
Balance at December 29, 2018	$(179)	$(13)	$15	$(177)

15.  Guarantor and Non-Guarantor Financial Information

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

Condensed Supplemental Consolidated Statements of Income

	Quarterly Period Ended December 28, 2019
	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$129	$1,238	$1,449	$—	$2,816
Cost of goods sold	—	78	1,025	1,193	—	2,296
Selling, general and administrative	—	28	88	113	—	229
Amortization of intangibles	—	—	32	43	—	75
Restructuring and transaction activities	—	4	2	11	—	17
Operating income	—	19	91	89	—	199
Other expense (income), net	—	5	(1)	9	—	13
Interest expense, net	—	9	84	25	—	118
Equity in net income of subsidiaries	(68)	(24)	—	—	92	—
Income before income taxes	68	29	8	55	(92)	68
Income tax expense	21	(18)	—	39	(21)	21
Net income	$47	$47	$8	$16	$(71)	$47
Comprehensive net income	$47	$(41)	$8	$209	$(71)	$152

	Quarterly Period Ended December 29, 2018
	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$141	$1,377	$454	$—	$1,972
Cost of goods sold	—	85	1,141	390	—	1,616
Selling, general and administrative	—	13	87	24	—	124
Amortization of intangibles	—	—	36	6	—	42
Restructuring and transaction activities	—	—	8	6	—	14
Operating income (loss)	—	43	105	28	—	176
Other income, net	—	1	1	(2)	—	—
Interest expense, net	—	5	45	14	—	64
Equity in net income of subsidiaries	(112)	(67)	—	—	179	—
Income before income taxes	112	104	59	16	(179)	112
Income tax expense	24	16	—	8	(24)	24
Net income	$88	$88	$59	$8	$(155)	$88
Comprehensive net income	$88	$79	$59	$(4)	$(155)	$67

Condensed Supplemental Consolidated Balance Sheets

	December 28, 2019
	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Current assets	$—	$269	$1,153	$2,251	$—	$3,673
Intercompany receivable	549	1,078	—	332	(1,959)	—
Property, plant, and equipment	—	77	1,696	3,026	—	4,799
Other assets	1,968	13,415	4,671	4,420	(15,922)	8,552
Total assets	$2,517	$14,839	$7,520	$10,029	$(17,881)	$17,024

Current liabilities	$—	$460	$514	$1,103	$—	$2,077
Intercompany payable	—	—	1,959	—	(1,959)	—
Other long-term liabilities	731	11,715	68	647	—	13,161
Stockholders' equity	1,786	2,664	4,979	8,279	(15,922)	1,786
Total liabilities and stockholders' equity	$2,517	$14,839	$7,520	$10,029	$(17,881)	$17,024

	September 28, 2019
	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Current assets	$—	$172	$1,065	$2,520	$—	$3,757
Intercompany receivable	503	1,401	—	381	(2,285)	—
Property, plant and equipment	—	78	1,645	2,991	—	4,714
Other assets	1,918	12,873	4,706	4,252	(15,751)	7,998
Total assets	$2,421	$14,524	$7,416	$10,144	$(18,036)	$16,469

Current liabilities	$—	$349	$513	$1,177	$—	$2,039
Intercompany payable	—	—	1,859	426	(2,285)	—
Other long-term liabilities	803	11,465	73	471	—	12,812
Stockholders' equity	1,618	2,710	4,971	8,070	(15,751)	1,618
Total liabilities and stockholders' equity	$2,421	$14,524	$7,416	$10,144	$(18,036)	$16,469

Condensed Supplemental Consolidated Statements of Cash Flows

	Quarterly Period Ended December 28, 2019
	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash Flow from Operating Activities	$—	$42	$97	$79	$—	$218
Cash Flow from Investing Activities
Additions to property, plant, and equipment	—	—	(66)	(82)	—	(148)
(Contributions) distributions to/from subsidiaries	(2)	2	—	—	—	—
Acquisition of business	—	—	—	1	—	1
Divestiture of business	—	(1)	—	—	—	(1)
Intercompany advances (repayments)	—	191	—	—	(191)	—
Net cash from investing activities	(2)	192	(66)	(81)	(191)	(148)

Cash Flow from Financing Activities
Repayments on long-term borrowings	—	(161)	(1)	(2)	—	(164)
Proceeds from issuance of common stock	2	—	—	—	—	2
Debt financing costs	—	(2)	—	—	—	(2)
Changes in intercompany balances	—	—	(6)	(185)	191	—
Net cash from financing activities	2	(163)	(7)	(187)	191	(164)

Effect of exchange rate changes on cash	—	—	—	17	—	17

Net change in cash	—	71	24	(172)	—	(77)
Cash and cash equivalents at beginning of period	—	42	2	706	—	750
Cash and cash equivalents at end of period	$—	$113	$26	$534	$—	$673

	Quarterly Period Ended December 29, 2018
	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash Flow from Operating Activities	$—	$55	$155	$(49)	$—	$161
Cash Flow from Investing Activities
Additions to property, plant, and equipment	—	—	(59)	(16)	—	(75)
(Contributions) distributions to/from subsidiaries	47	(47)	—	—	—	—
Intercompany advances (repayments)	—	38	—	—	(38)	—
Net cash from investing activities	47	(9)	(59)	(16)	(38)	(75)

Cash Flow from Financing Activities
Repayments on long-term borrowings	—	(108)	(2)	—	—	(110)
Proceeds from issuance of common stock	5	—	—	—	—	5
Repurchase of common stock	(52)	—	—	—	—	(52)
Payment of tax receivable agreement	(16)	—	—	—	—	(16)
Changes in intercompany balances	16	—	(93)	39	38	—
Net cash from financing activities	(47)	(108)	(95)	39	38	(173)

Effect of exchange rate changes on cash	—	—	—	(1)	—	(1)

Net change in cash	—	(62)	1	(27)	—	(88)
Cash and cash equivalents at beginning of period	—	133	4	244	—	381
Cash and cash equivalents at end of period	$—	$71	$5	$217	$—	$293

16.  Subsequent Events

In January 2020, the Company (i) issued €700 million aggregate principal amount of 1.00% first priority senior secured notes due 2025 and €375 million aggregate principal amount of 1.50% first priority senior secured notes due 2027 (the “Euro Notes”) and (ii) refinanced its existing $4.25 billion Term loan maturing in July 2026, resulting in a 50 basis point interest rate reduction. The proceeds of the Euro Notes were used to prepay the entire outstanding amount of our existing euro denominated Term loan.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements of Berry Global Group, Inc. and its subsidiaries and the accompanying notes thereto, which information is included elsewhere herein.  This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in our most recent Form 10-K under the section titled “Risk Factors”.  Our actual results may differ materially from those contained in any forward-looking statements.  Segment level discussion of the results is disclosed in a manner consistent with the organization structure at the end of the presented period.  Fiscal 2019 and fiscal 2020 are fifty-two week periods.

Executive Summary

Business.  The Company's operations are organized into four reporting segments: Consumer Packaging International, Consumer Packaging North America, Engineered Materials and Health, Hygiene & Specialties.  The structure is designed to align us with our customers, provide optimal service, drive future growth, and to facilitate synergies realization.  The Consumer Packaging International segment primarily consists of containers, closures, dispensing systems, pharmaceutical devices and packaging, polythene films, and technical components and includes the international portion of the recently acquired RPC Group Plc (“RPC”) business. The Consumer Packaging North America segment primarily consists of containers, foodservice items, closures, overcaps, bottles, prescription vials, and tubes. The Engineered Materials segment primarily consists of tapes and adhesives, polyethylene-based film products, can liners, and specialty coated and laminated products. The Health, Hygiene & Specialties segment primarily consists of nonwoven specialty materials and films used in hygiene, infection prevention, personal care, industrial, construction, and filtration applications.

Acquisitions.  Our acquisition strategy is focused on improving our long-term financial performance, enhancing our market positions, and expanding our existing and complementary product lines. We seek to obtain businesses for attractive post-synergy multiples, creating value for our stockholders from synergy realization, leveraging the acquired products across our customer base, creating new platforms for future growth, and assuming best practices from the businesses we acquire.  While the expected benefits on earnings is estimated at the commencement of each transaction, once the execution of the plan and integration occur, we are generally unable to accurately estimate or track what the ultimate effects have been due to system integrations and movements of activities to multiple facilities. As historical business combinations and restructuring plans have not allowed us to accurately separate realized synergies compared to what was initially identified, we estimate the synergy realization based on the overall segment profitability post integration.

RPC Group Plc

In July 2019, the Company completed the acquisition of RPC for aggregate consideration of $6.1 billion. RPC is a leading plastic product design and engineering company for packaging and select non-packaging markets, with 189 sites in 34 countries. RPC develops and manufactures a diverse range of products for a wide variety of customers, including many household names, and enjoys strong market positions in many of the end markets it serves and the geographical areas in which it operates. It uses a wide range of polymer conversion techniques and is also one of the largest plastic recyclers in Europe. The international based facilities are operated within the Consumer Packaging International segment with the remaining U.S. based facilities operated within the Consumer Packaging North America segment. The Company expects to realize annual cost synergies of $150 million of which an estimated $75 million is expected to be realized in fiscal 2020.  See Note 4 to the Consolidated Financial Statements for further details on the acquisition of RPC.

Seal For Life

In July 2019, the Company completed the sale of our Seal For Life ("SFL") business which was operated in our Health, Hygiene & Specialties segment for net proceeds of $325 million.  SFL recorded $96 million in net sales during fiscal 2019.

Raw Material Trends.  Our primary raw material is plastic resin. Polypropylene and polyethylene account for approximately 90% of our plastic resin pounds purchased.  The three month simple average price per pound, as published by U.S. market indices, were as follows:

	Polyethylene Butene Film			Polypropylene
	2020	2019	2018	2020	2019	2018
1st quarter	$.58	$.64	$.68	$.58	$.76	$.71
2nd quarter	—	.61	.69	—	.63	.75
3rd quarter	—	.63	.68	—	.62	.76
4th quarter	—	.59	.66	—	.62	.85

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

Results of Operations

Comparison of the Quarterly Period Ended December 28, 2019 (the "Quarter") and the Quarterly Period Ended December 29, 2018 (the "Prior Quarter")

Acquisition sales and operating income disclosed within this section represents the results from acquisitions for the current period.  Business integration expenses consist of restructuring and impairment charges, acquisition related costs, and other business optimization costs.  Tables present dollars in millions.

Consolidated Overview
	Quarter	Prior Quarter	$ Change	% Change
Net sales	$2,816	$1,972	$844	43%
Operating income	$199	$176	$23	13%
Operating income percentage of net sales	7%	9%

The net sales growth is primarily attributed to acquisition net sales of $1,080 million partially offset by prior period divestiture sales of $28 million and lower selling prices of $183 million due to the pass through of lower resin costs.

The operating income increase is primarily attributed to acquisition operating income of $45 million and an $8 million decrease in depreciation and amortization.  These improvements were partially offset by a $20 million negative impact from price cost spread and $12 million increase in selling, general and administrative expenses primarily related to increased stock compensation expense attributed to the timing of issuing annual option awards to employees.

Consumer Packaging International
	Quarter	Prior Quarter	$ Change	% Change
Net sales	$1,010	$51	$959	1,880%
Operating income	$45	$4	$41	1,025%
Operating income percentage of net sales	4%	8%

The net sales growth in the Consumer Packaging International segment is primarily attributed to acquisition net sales from the RPC acquisition.

The operating income increase is attributed to acquisition operating income from the RPC acquisition.

Consumer Packaging North America
	Quarter	Prior Quarter	$ Change	% Change
Net sales	$680	$601	$79	13%
Operating income	$49	$33	$16	48%
Operating income percentage of net sales	7%	5%

The net sales growth in the Consumer Packaging North America segment is primarily attributed to acquisition net sales of $116 million related to the U.S. portion of the acquired RPC business and a 3% base volume improvement partially offset by lower selling prices of $55 million due to the pass through of lower resin costs.

The operating income increase is primarily attributed to acquisition operating income of $11 million and $9 million from positive price cost spread, partially offset by a $4 million increase in selling, general and administrative expenses.

Engineered Materials
	Quarter	Prior Quarter	$ Change	% Change
Net sales	$585	$661	$(76)	(11%)
Operating income	$70	$93	$(23)	(25%)
Operating income percentage of net sales	12%	14%

The net sales decline in the Engineered Materials segment is primarily attributed to lower selling prices of $61 million due to the pass through of lower resin costs and a 3% base volume decline due to softness in core films.

The operating income decrease is primarily attributed to a $18 million unfavorable impact from price cost spread and a $4 million impact from the base volume decline.

Health, Hygiene & Specialties
	Quarter	Prior Quarter	$ Change	% Change
Net sales	$541	$659	$(118)	(18%)
Operating income	$35	$46	$(11)	(24%)
Operating income percentage of net sales	6%	7%

The net sales decline in the Health, Hygiene & Specialties segment is primarily attributed to lower selling prices of $67 million due to the pass through of lower resin costs, prior quarter sales of $28 million related to the divested SFL business and a $19 million decline as the result of a customer product transition.

The operating income decrease is primarily attributed to an $11 million unfavorable impact from price cost spread, prior quarter operating income of $9 million related to the divested SFL business, and a $6 million increase in selling, general and administrative expenses.  These negatives were partially offset by an $8 million decline in business integration costs and a $7 million decrease in depreciation and amortization.

Other expense, net
	Quarter	Prior Quarter	$ Change	% Change
Other expense, net	$13	$—	$13	N/A

The other expense increase is primarily attributed to foreign currency changes related to the remeasurement of non-operating intercompany balances.

Interest expense, net
	Quarter	Prior Quarter	$ Change	% Change
Interest expense, net	$118	$64	$54	84%

The interest expense increase is primarily attributed to the incremental debt facilities entered into as part of the RPC acquisition.

Income tax expense
	Quarter	Prior Quarter	$ Change	% Change
Income tax expense	$21	$24	$(3)	(13%)

The effective tax rate was 31% for the quarter and was negatively impacted by 4% from foreign rate differential, 3% from uncertain tax positions recognized in the quarter, and other discrete items.

Changes in Comprehensive Income

The $85 million increase in Comprehensive income from Prior Quarter is primarily attributed to a $71 million increase in currency translation and a $30 million favorable change in the fair value of derivative instruments, net of tax, partially offset by a $41 million decline in Net income.  Currency translation changes are primarily related to non-U.S. subsidiaries with a functional currency other than the U.S. Dollar whereby assets and liabilities are translated from the respective functional currency into U.S. Dollars using period-end exchange rates.  The change in currency translation was primarily attributed to locations utilizing the Euro, British pound sterling, Canadian Dollar and Chinese Renminbi as their functional currency.  As part of the overall risk management, the Company uses derivative instruments to reduce exposure to changes in interest rates attributed to the Company’s floating-rate borrowings and records changes to the fair value of these instruments in Accumulated other comprehensive loss.  The change in fair value of these instruments in fiscal 2020 versus fiscal 2019 is primarily attributed to a change in the forward interest curve between measurement dates.

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

Cash Flows

Net cash from operating activities increased $57 million from the Prior Quarter primarily attributed to improved net income before non-cash activities related to the RPC acquisition.

Net cash used in investing activities increased $73 million from the Prior Quarter primarily attributed to increased capital expenditures as a result of the recent RPC acquisition.

Net cash used in financing activities decreased $9 million from the Prior Quarter primarily attributed to lower share repurchases and tax receivable agreement payments; partially offset by higher debt repayments.

Share Repurchases

No shares were repurchased during the quarter.  Authorized share repurchases of $393 million remain available to the Company.

Free Cash Flow

We define "free cash flow" as cash flow from operating activities less net additions to property, plant and equipment.

Based on our definition, our consolidated free cash flow is summarized as follows:

Quarterly Period Ended
December 28, 2019
Cash flow from operating activities	$218
Additions to property, plant and equipment, net	(148)
Free cash flow	$70

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

Liquidity Outlook

At December 28, 2019, our cash balance was $673 million, of which approximately 80% was located outside the U.S.  We believe our existing U.S. based cash and cash flow from U.S. operations, together with available borrowings under our senior secured credit facilities, will be adequate to meet our liquidity needs over the next twelve months.  We do not expect our free cash flow to be sufficient to cover all long-term debt obligations and intend to refinance these obligations prior to maturity.  However, we cannot predict our future results of operations and our ability to meet our obligations involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section of our most recent Form 10-K filed with the Securities and Exchange Commission and in this Form 10-Q, if any.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are exposed to market risk from changes in interest rates primarily through our senior secured credit facilities.  Our senior secured credit facilities are comprised of (i) $7.4 billion term loans and (ii) a $850 million revolving credit facility with no borrowings outstanding.  Borrowings under our senior secured credit facilities bear interest at a rate equal to an applicable margin plus LIBOR.  The applicable margin for LIBOR rate borrowings under the revolving credit facility ranges from 1.25% to 1.50%, and the margin for term loans is 2.00% per annum.  As of period end, the LIBOR rate of approximately 1.80% was applicable to the term loans.  A 0.25% change in LIBOR would increase our annual interest expense by $11 million on variable rate term loans.

We seek to minimize interest rate volatility risk through regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. These financial instruments are not used for trading or other speculative purposes. At period end, the Company effectively had (i) a $450 million interest rate swap transaction that swaps a one-month variable LIBOR contract for a fixed annual rate of 2.000%, with an expiration in May 2022, (ii) a $1 billion interest rate swap transaction that swaps a one-month variable LIBOR contract for a fixed annual rate of 2.808% with an expiration in September 2021, (iii) a $400 million interest rate swap transaction that swaps a one-month variable LIBOR contract for a fixed annual rate of 2.533% with an expiration in July 2023, (iv) a $884 million interest rate swap transaction that swaps a one-month variable LIBOR contract for a fixed annual rate of 1.857%, with an expiration in June 2024, and (v) a $473 million interest rate swap transaction that swaps a one-month variable LIBOR contract for a fixed annual rate of 2.050%, with an expiration in June 2024.

Foreign Currency Risk

As a global company, we face foreign currency risk exposure from fluctuating currency exchange rates, primarily the U.S. dollar against the euro, British pound sterling, Brazilian real, Chinese renminbi, Canadian dollar and Mexican peso.  Significant fluctuations in currency rates can have a substantial impact, either positive or negative, on our revenue, cost of sales, and operating expenses.  Currency translation gains and losses are primarily related to non-U.S. subsidiaries with a functional currency other than U.S. dollars whereby assets and liabilities are translated from the respective functional currency into U.S. dollars using period-end exchange rates and impact our Comprehensive income.  A 10% decline in foreign currency exchange rates would have had an immaterial impact on our Net income for the three months ended December 28, 2019.

The Company is party to certain cross-currency swaps to hedge a portion of our foreign currency risk. The swap agreements mature May 2022 (€250 million) and June 2024 (€1,625 million and £700 million). In addition to the cross-currency swaps, we hedge a portion of our foreign currency risk by designating foreign currency denominated long-term debt as net investment hedges of certain foreign operations. As of December 28, 2019, we had outstanding long-term debt of €1,072 million that was designated as a hedge of our net investment in certain euro-denominated foreign subsidiaries.

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

The Company's management, with the participation of the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective at the reasonable assurance level.

(b) Changes in internal controls.

The Company is in the process of implementing our standardized control procedures within RPC and expects this to be completed during fiscal 2020.

There were no changes in our internal control over financial reporting that occurred during the quarter ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Forward-looking Statements and Other Factors Affecting Future Results.

All forward-looking information and subsequent written and oral forward-looking statements attributable to us, or to persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. Some of the factors that we believe could affect our results include:

●	risks associated with our substantial indebtedness and debt service;
●	changes in prices and availability of resin and other raw materials and our ability to pass on changes in raw material prices to our customers on a timely basis;
●	risks related to acquisitions or divestitures and integration of acquired businesses and their operations, and realization of anticipated cost savings and synergies;
●	risk related to international business, including foreign currency exchange rate risk and the risks of compliance with applicable export controls, sanctions, anti-corruption laws and regulations;
●	uncertainty regarding the United Kingdom’s withdrawal from the European Union and the outcome of future arrangements between the United Kingdom and the European Union;
●	reliance on unpatented proprietary know-how and trade secrets;
●
the phase-out of the London Interbank Offered Rate (LIBOR), or the replacement of LIBOR with a different reference rate or modification of the method used to calculate LIBOR, which may adversely affect interest rates;

●	increases in the cost of compliance with laws and regulations, including environmental, safety, anti-plastic legislation, production and product laws and regulations;
●	employee shutdowns or strikes or the failure to renew effective bargaining agreements;
●	risks related to disruptions in the overall economy and the financial markets that may adversely impact our business;
●	risk of catastrophic loss of one of our key manufacturing facilities, natural disasters, and other unplanned business interruptions;
●	risks related to the failure of, inadequacy of, or attacks on our information technology systems and infrastructure;
●	risks related to market acceptance of our developing technologies and products;
●	general business and economic conditions, particularly an economic downturn;
●	risks that our restructuring programs may entail greater implementation costs or result in lower cost savings than anticipated;
●	ability of our insurance to fully cover potential exposures;
●	risks related to future write-offs of substantial goodwill;
●	risks of competition, including foreign competition, in our existing and future markets;
●	new legislation or new regulations and the Company's corresponding interpretations of either may affect our business and consolidated financial condition and results of operations; and
●	the other factors discussed in our most recent Form 10-K and in this Form 10-Q in the section titled "Risk Factors."

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Repurchases of Equity Securities

During the quarter, the Company did not repurchase any shares. As of December 28, 2019, $393 million of authorized shares remained available to purchase under the program.

Item 6.  Exhibits

Exhibit No.	Description of Exhibit
4.1
Indenture, among Berry Global, Inc., certain guarantors party thereto, U.S. Bank National Association, as Trustee and Collateral Agent, and Elavon Financial Services DAC, as Paying Agent, Transfer Agent and Registrar, relating to the 1.00% First Priority Senior Secured Notes due 2025 and 1.50% First Priority Senior Secured Notes due 2027, dated January 2, 2020 (incorporated by reference to Exhibit 4.1 to the Company's Form 8-K filed on January 2, 2020).

10.1*
Incremental Assumption Agreement, among Berry Global Group, Inc., Berry Global, Inc.,  and certain subsidiaries of Berry Global, Inc.,  as Loan parties, Credit Suisse AG, Cayman Islands Branch, as Administrative Agent, and Goldman Sachs Bank USA as the Initial Term Y Lender, dated as of December 17, 2019

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.
32.1*	Section 1350 Certification of the Chief Executive Officer.
32.2*	Section 1350 Certification of the Chief Financial Officer.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Date File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Berry Global Group, Inc.

January 31, 2020	By:	/s/ Mark W. Miles
Mark W. Miles
Chief Financial Officer