Form 10-Q
period 2020-03-28
BERRY GLOBAL GROUP, INC.
filed 2020-05-01
CIK 1378992

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☒ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

There were 132.5 million shares of common stock outstanding at May 1, 2020.

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
For Quarterly Period Ended March 28, 2020

Part I. Financial Information

Item 1.	Financial Statements

Berry Global Group, Inc.
Consolidated Statements of Income
(Unaudited)
(in millions of dollars, except per share amounts)

	Quarterly Period Ended		Two Quarterly Periods Ended
	March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019
Net sales	$2,975	$1,950	$5,791	$3,922
Costs and expenses:
Cost of goods sold	2,391	1,578	4,687	3,197
Selling, general and administrative	204	143	433	267
Amortization of intangibles	77	39	152	81
Restructuring and transaction activities	19	5	36	16
Operating income	284	185	483	361
Other expense, net	—	23	13	23
Interest expense, net	111	66	229	130
Income before income taxes	173	96	241	208
Income tax expense	47	22	68	46
Net income	$126	$74	$173	$162

Net income per share:
Basic	$0.95	$0.57	$1.31	$1.24
Diluted	0.94	0.55	1.29	1.21
Outstanding weighted-average shares:
Basic	132.4	130.5	132.4	130.8
Diluted	134.1	133.8	134.2	133.9

Consolidated Statements of Comprehensive Income
(Unaudited)
(in millions of dollars)

	Quarterly Period Ended		Two Quarterly Periods Ended
	March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019
Net income	$126	$74	$173	$162
Other comprehensive income (loss), net of tax:
Currency translation	(157)	6	(65)	2
Pension	(1)	—	(1)	—
Derivative instruments	(109)	(15)	(96)	(32)
Other comprehensive income (loss)	(267)	(9)	(162)	(30)
Comprehensive income (loss)	$(141)	$65	$11	$132

See notes to consolidated financial statements.

Berry Global Group, Inc.
Consolidated Balance Sheets
(in millions of dollars)

	March 28, 2020	September 28, 2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$953	$750
Accounts receivable (less allowance of 28 and 28, respectively)	1,537	1,526
Finished goods	801	743
Raw materials and supplies	565	581
Prepaid expenses and other current assets	197	157
Total current assets	4,053	3,757
Noncurrent assets:
Property, plant, and equipment	4,467	4,714
Goodwill and intangible assets	7,768	7,831
Right-of-use assets	574	—
Other assets	87	167
Total assets	$16,949	$16,469

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,231	$1,159
Accrued employee costs	227	214
Other current liabilities	672	562
Current portion of long-term debt	72	104
Total current liabilities	2,202	2,039
Noncurrent liabilities:
Long-term debt, less current portion	11,043	11,261
Deferred income taxes	608	803
Employee benefit obligations	316	327
Operating lease liabilities	479	—
Other long-term liabilities	650	421
Total liabilities	15,298	14,851

Stockholders' equity:
Common stock (132.5 and 132.3 million shares issued, respectively)	1	1
Additional paid-in capital	976	949
Retained earnings	1,222	1,054
Accumulated other comprehensive loss	(548)	(386)
Total stockholders' equity	1,651	1,618
Total liabilities and stockholders' equity	$16,949	$16,469

See notes to consolidated financial statements.

Berry Global Group, Inc.
Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)
(in millions of dollars)

Quarterly Period Ended	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at December 28, 2019	$1	$970	$(281)	$1,096	$1,786
Net income	—	—	—	126	126
Other comprehensive loss	—	—	(267)	—	(267)
Share-based compensation	—	5	—	—	5
Proceeds from issuance of common stock	—	1	—	—	1
Balance at March 28, 2020	$1	$976	$(548)	$1,222	$1,651

Balance at December 29, 2018	$1	$876	$(177)	$755	$1,455
Net income	—	—	—	74	74
Other comprehensive loss	—	—	(9)	—	(9)
Share-based compensation	—	14	—	—	14
Proceeds from issuance of common stock	—	15	—	—	15
Common stock repurchased and retired	—	(1)	—	(17)	(18)
Balance at March 30, 2019	$1	$904	$(186)	$812	$1,531

Two Quarterly Periods Ended	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at September 28, 2019	$1	$949	$(386)	$1,054	$1,618
Net income	—	—	—	173	173
Other comprehensive loss	—	—	(162)	—	(162)
Share-based compensation	—	24	—	—	24
Proceeds from issuance of common stock	—	3	—	—	3
Adoption of lease accounting standard	—	—	—	(5)	(5)
Balance at March 28, 2020	$1	$976	$(548)	$1,222	$1,651

Balance at September 29, 2018	$1	$870	$(156)	$719	$1,434
Net income	—	—	—	162	162
Other comprehensive loss	—	—	(30)	—	(30)
Share-based compensation expense	—	17	—	—	17
Proceeds from issuance of common stock	—	20	—	—	20
Common stock repurchased and retired	—	(3)	—	(69)	(72)
Balance at March 30, 2019	$1	$904	$(186)	$812	$1,531

See notes to consolidated financial statements.

Berry Global Group, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(in millions of dollars)

	Two Quarterly Periods Ended
	March 28, 2020	March 30, 2019
Cash Flows from Operating Activities:
Net income	$173	$162
Adjustments to reconcile net cash provided by operating activities:
Depreciation	277	189
Amortization of intangibles	152	81
Non-cash interest	9	(3)
Loss on foreign exchange forward contracts	—	18
Deferred income tax	12	(2)
Share-based compensation expense	24	17
Other non-cash operating activities, net	33	10
Changes in working capital	(114)	(138)
Changes in other assets and liabilities	(33)	(3)
Net cash from operating activities	533	331

Cash Flows from Investing Activities:
Additions to property, plant and equipment, net	(263)	(167)
Settlement of net investment hedges	246	—
Other investing activities	(10)	—
Net cash from investing activities	(27)	(167)

Cash Flows from Financing Activities:
Proceeds from long-term borrowings	1,202	—
Repayments on long-term borrowings	(1,484)	(122)
Proceeds from issuance of common stock	3	20
Repurchase of common stock	—	(74)
Payment of tax receivable agreement	—	(16)
Debt financing costs	(17)	—
Net cash from financing activities	(296)	(192)
Effect of exchange rate changes on cash	(7)	—
Net change in cash	203	(28)
Cash and cash equivalents at beginning of period	750	381
Cash and cash equivalents at end of period	$953	$353

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

Credit Losses

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) and issued subsequent amendments to the initial guidance. The new standard requires entities to measure all expected credit losses for most financial assets held at the reporting date based on an expected loss model, which includes historical experience, current conditions, and reasonable and supportable forecasts. The new standard also requires enhanced disclosure. The new standard will be effective for the Company beginning fiscal 2021. The Company is in the process of evaluating this new standard, however, the Company does not anticipate this to have a material impact.

Defined Benefit Plans

In August 2018, the FASB issued ASU 2018-14, Changes to the Disclosure Requirements for Defined Benefit Plans. The new standard removes requirements to disclose the amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost over the next fiscal year and the effects of a one-percentage-point changes in assumed health care cost trend rates. The standard also adds requirements to disclose the reasons for significant gains and losses related to changes in the benefit obligations for the period and the accumulated benefit obligation ("ABO") for plans with ABOs in excess of plan assets. The new standard will be effective for the Company beginning fiscal 2022. The Company is currently evaluating the impact of the adoption of this standard to our disclosures.

Income Taxes

In December 2019, the FASB issued ASU 2019-12, Income Taxes - Simplifying the Accounting for Income Taxes (Topic 740). The new guidance eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. It also clarifies and simplifies other aspects of the accounting for income taxes. The new standard will be effective for the Company beginning fiscal 2022. The Company is currently evaluating the impact of the adoption of this new standard.

Reference Rate Reform

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform - Facilitation of the Effects of Reference Rate Reform on Financial Reporting (Topic 848). This standard provides temporary optional expedients and exceptions to the GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates, such as SOFR. ASU 2020-04 is effective upon issuance and generally can be applied through the end of calendar year 2022. The Company is currently evaluating the impact and whether it plans to adopt the optional expedients and exceptions provided under this new standard.

3.  Revenue and Accounts Receivable

Our revenues are primarily derived from the sale of plastic packaging products to customers. We consider the promise to transfer products to be our sole performance obligation.  If the consideration agreed to in a contract includes a variable amount, we estimate the amount of consideration we expect to be entitled to in exchange for transferring the promised goods to the customer using the most likely amount method. Our main source of variable consideration are customer rebates.  The accrual for customer rebates was $121 million and $114 million at March 28, 2020 and September 28, 2019, respectively, and is included in Other current liabilities on the Consolidated Balance Sheets. The Company disaggregates revenue based on reportable business segment, geography, and significant product line.  Refer to Note 10. Segment and Geographic Data for further information.

The Company has entered into various qualifying factoring agreements to sell certain receivables to third-party financial institutions. The transfer of receivables is accounted for as a sale, without recourse. Net sales available under qualifying U.S. based programs were $236 million and $203 million for the quarterly period ended March 28, 2020 and March 30, 2019, respectively. Net sales available under qualifying U.S. based programs were $458 million and $415 million for the two quarterly periods ended March 28, 2020 and March 30, 2019, respectively. There were no amounts outstanding from financial institutions related to these programs. The fees associated with the transfer of receivables for all programs were not material for any of the periods presented.

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

Net sales and operating income of RPC included in the Consolidated Statements of Income for the quarterly period ended March 28, 2020 were $1,174 million and $81 million, respectively. The majority of RPC activity for the quarter ended March 28, 2020, net sales of $1,045 million and operating income of $65 million, is operated in the Consumer Packaging International segment. Net sales and operating income of RPC included in the Consolidated Statements of Income for the two quarterly periods ended March 28, 2020 were $2,256 million and $135 million, respectively. The majority of RPC activity for the two quarterly periods ended March 28, 2020, net sales of $2,006 million and operating income of $107 million, is operated in the Consumer Packaging International segment.

The acquisition has been accounted for under the purchase method of accounting. Under this method, the assets acquired and liabilities assumed have been recorded based on preliminary valuation estimates of fair value. The final purchase accounting allocations for the RPC acquisition will depend on a number of factors, including the final valuation of our long-lived tangible and identified intangible assets acquired and liabilities assumed, and finalization of income tax effects of the opening balance sheet. The actual fair values of RPC’s assets acquired, liabilities assumed and resulting goodwill may differ materially once finalized. The Company has recognized goodwill on this transaction primarily as a result of expected cost synergies, and expects goodwill to be partially deductible for tax purposes.

The preliminary purchase price allocation has been updated for certain measurement period adjustments based on a preliminary valuation report resulting in a $211 million decrease in the property, plant and equipment, a $47 million decrease in intangible assets, a $19 million increase in inventory and a $89 million decrease in deferred tax liabilities. These adjustments resulted in corresponding increases to goodwill.

The following table summarizes the preliminary purchase price allocation and resulting measurement period adjustments from the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition (in millions):

Consideration
Cash	$6,079
Total consideration transferred	6,079

Identifiable assets acquired and liabilities assumed
Working capital(a)	721
Property, plant and equipment	2,164
Identifiable intangible assets	1,665
Other assets	4
Other long-term liabilities	(837)
Goodwill	2,362
Net assets acquired and liabilities assumed	$6,079
(a) Includes a $58 million step up of inventory to fair value

To finance the purchase, the Company issued $1,250 million aggregate principal amount of first priority senior secured notes due 2026, $500 million aggregate principal amount of second priority senior secured notes due 2027, and entered into incremental term loans due July 2026, to fund the remainder of the purchase price.

When including RPC results for the periods prior to the acquisition date, unaudited pro forma net sales and net income were $3.1 billion and $61 million, respectively, for the quarterly period ended March 30, 2019 and $6.3 billion and $169 million, respectively, for the two quarterly periods ended March 30, 2019.  The unaudited pro forma net sales and net income assume that the RPC acquisition had occurred as of the beginning of the period.

Seal For Life

In July 2019, the Company completed the sale of its Seal For Life ("SFL") business which was operated in our Health, Hygiene & Specialties reporting segment for net proceeds of $325 million.  SFL recorded $96 million in net sales during fiscal 2019.

5.  Restructuring and Transaction Activities

The table below includes the significant components of restructuring and transaction activities, by reporting segment:

	Quarterly Period Ended		Two Quarterly Periods Ended
	March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019
Consumer Packaging International	$14	$—	$24	$—
Consumer Packaging North America	3	2	4	3
Engineered Materials	1	1	4	1
Health, Hygiene & Specialties	1	2	4	12
Consolidated	$19	$5	$36	$16

The table below sets forth the activity with respect to the restructuring and transaction activities accrual at March 28, 2020:

	Restructuring
	Employee Severance and Benefits	Facility Exit Costs	Non-cash Impairment Charges	Transaction Activities	Total
Balance as of September 28, 2019	$2	$5	$—	$—	$7
Charges	17	—	2	17	36
Non-cash items	—	—	(2)	—	(2)
Cash payments	(12)	(1)	—	(17)	(30)
Balance as of March 28, 2020	$7	$4	$—	$—	$11

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

Supplemental lease information is as follows:

Leases	Classification	March 28, 2020
Assets
Operating lease right-of-use assets	Right-of-use assets	$574
Finance lease right-of-use assets	Property, plant, and equipment	99
Current liabilities
Operating lease liabilities	Other current liabilities	$112
Finance lease liabilities	Current portion of long-term debt	19
Non-current liabilities
Operating lease liabilities	Operating lease liabilities	$479
Finance lease liabilities	Long-term debt, less current portion	81

Lease cost	Quarterly Period Ended March 28, 2020	Two Quarterly Periods Ended March 28, 2020
Operating lease cost	$28	$57
Finance lease cost:
Amortization of right-of-use assets	4	8
Interest on lease liabilities	1	2
Total finance lease cost	5	10
Short-term lease cost	4	8
Total lease cost	$37	$75

Cash paid for amounts included in lease liabilities	Two Quarterly Periods Ended March 28, 2020
Operating cash flows from operating leases	$57
Operating cash flows from finance leases	1
Financing cash flows from finance leases	17

March 28, 2020
Weighted-average remaining lease term - operating leases	8 years
Weighted-average remaining lease term - finance leases	4 years
Weighted-average discount rate - operating leases	4.5%
Weighted-average discount rate - finance leases	3.7%

Right-of-use assets obtained in exchange for new operating lease liabilities were $5 million and $13 million for the quarterly and two quarterly periods ended March 28, 2020, respectively.

At March 28, 2020, annual lease commitments were as follows:

Fiscal Year	Operating Leases	Finance Leases
Remainder of 2020	$59	$19
2021	111	27
2022	97	26
2023	84	13
2024	70	7
Thereafter	303	15
Total lease payments	724	107
Less: Interest	(133)	(7)
Present value of lease liabilities	$591	$100

7.  Long-Term Debt

Long-term debt consists of the following:

Facility	Maturity Date	March 28, 2020	September 28, 2019
Term loan	October 2022	$1,545	$1,545
Term loan	January 2024	451	489
Term loan	July 2026	4,229	4,250
Term loan(a)	July 2026	—	1,176
Revolving line of credit	May 2024	—	—
5.50% Second Priority Senior Secured Notes	May 2022	500	500
6.00% Second Priority Senior Secured Notes	October 2022	200	400
5.125% Second Priority Senior Secured Notes	July 2023	700	700
1.00% First Priority Senior Secured Notes(a)	July 2025	779	—
4.50% Second Priority Senior Secured Notes	February 2026	500	500
4.875% First Priority Senior Secured Notes	July 2026	1,250	1,250
5.625% Second Priority Senior Secured Notes	July 2027	500	500
1.50% First Priority Senior Secured Notes(a)	July 2027	417	—
Debt discounts and deferred fees		(98)	(112)
Finance leases and other	Various	142	167
Total long-term debt		11,115	11,365
Current portion of long-term debt		(72)	(104)
Long-term debt, less current portion		$11,043	11,261
(a)  Euro denominated

In January 2020, the Company (i) issued €700 million aggregate principal amount of 1.00% first priority senior secured notes due 2025 and €375 million aggregate principal amount of 1.50% first priority senior secured notes due 2027 (the “Euro notes”) and (ii) refinanced its existing $4.25 billion Term loan maturing in July 2026, resulting in a 50 basis point interest rate reduction. The proceeds of the Euro notes were used to prepay the entire outstanding amount of our existing euro denominated Term loan. Debt extinguishment costs of $18 million, primarily comprised of deferred debt discount and financing fees, were recorded in Other expense, net on the Consolidated Statements of Income upon the extinguishment of the euro Term loan.

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

Cross-Currency Swaps

The Company is party to certain cross-currency swaps to hedge a portion of our foreign currency risk. The swap agreements mature May 2022 (€250 million) and June 2024 (€1,625 million and £700 million). In addition to cross-currency swaps, we hedge a portion of our foreign currency risk by designating foreign currency denominated long-term debt as net investment hedges of certain foreign operations. As of March 28, 2020, we had outstanding long-term debt of €1,075 million that was designated as a hedge of our net investment in certain euro-denominated foreign subsidiaries. When valuing cross-currency swaps the Company utilizes Level 2 inputs (substantially observable).

In March 2020, the Company entered into transactions to cash settle existing cross-currency swaps and received proceeds of $246 million. The swap settlement impact has been included as a component of Currency translation within Accumulated other comprehensive loss. Following the settlement of the existing cross-currency swaps, we entered into new cross-currency swaps with matching notional amounts and maturity dates of the original swaps.

Interest Rate Swaps

The primary purpose of the Company’s interest rate swap activities is to manage interest expense variability associated with our outstanding variable rate term loan debt. When valuing interest rate swaps the Company utilizes Level 2 inputs (substantially observable).

As of March 28, 2020, the Company effectively had (i) a $450 million interest rate swap transaction that swaps a one-month variable LIBOR contract for a fixed annual rate of 1.398%, with an expiration in June 2026, (ii) a $1 billion interest rate swap transaction that swaps a one-month variable LIBOR contract for a fixed annual rate of 1.835% with an expiration in June 2026, (iii) a $400 million interest rate swap transaction that swaps a one-month variable LIBOR contract for a fixed annual rate of 1.916% with an expiration in June 2026, (iv) a $884 million interest rate swap transaction that swaps a one-month variable LIBOR contract for a fixed annual rate of 1.857%, with an expiration in June 2024, and (v) a $473 million interest rate swap transaction that swaps a one-month variable LIBOR contract for a fixed annual rate of 2.050%, with an expiration in June 2024.

The Company records the fair value positions of all derivative financial instruments on a net basis by counterparty for which a master netting arrangement is utilized. Balances on a gross basis are as follows:

Derivative Instruments	Hedge Designation	Balance Sheet Location	March 28, 2020	September 28, 2019
Cross-currency swaps	Designated	Other assets	$5	$88
Cross-currency swaps	Designated	Other long-term liabilities	101	—
Interest rate swaps	Designated	Other long-term liabilities	208	81

The effect of the Company's derivative instruments on the Consolidated Statements of Income is as follows:

		Quarterly Period Ended		Two Quarterly Periods Ended
Derivative Instruments	Statements of Income Location	March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019
Cross-currency swaps	Interest expense, net	$(1)	$(1)	$(3)	$(3)
Foreign exchange forward contracts	Other expense, net	—	18	—	18
Interest rate swaps	Interest expense, net	17	(5)	34	(9)

Non-recurring Fair Value Measurements

The Company has certain assets that are measured at fair value on a non-recurring basis when impairment indicators are present or when the Company completes an acquisition. The Company adjusts certain long-lived assets to fair value only when the carrying values exceed the fair values. The categorization of the framework used to value the assets is considered Level 3, due to the subjective nature of the unobservable inputs used to determine the fair value. These assets that are subject to our annual impairment analysis primarily include our definite lived and indefinite lived intangible assets, including Goodwill and our property, plant and equipment.  The Company reviews Goodwill and other indefinite lived assets for impairment as of the first day of the fourth fiscal quarter each year and more frequently if impairment indicators exist. The Company determined Goodwill and other indefinite lived assets were not impaired in our annual fiscal 2019 assessment. While impairment indicators were not identified during the quarter that warranted impairment testing, the ongoing COVID-19 pandemic has created market volatility which we believe is short-term in nature. However, if we experience sustained declines in valuation market multiples, sustained lower earnings, or escalating macroeconomic challenges, the need for future impairment tests may arise.

Included in the following table are the major categories of assets measured at fair value on a non-recurring basis as of March 28, 2020 and September 28, 2019, along with the impairment loss recognized on the fair value measurement during the period:

	As of March 28, 2020
	Level 1	Level 2	Level 3	Total	Impairment
Indefinite-lived trademarks	$—	$—	$248	$248	$—
Goodwill	—	—	5,162	5,162	—
Definite lived intangible assets	—	—	2,358	2,358	—
Property, plant, and equipment	—	—	4,467	4,467	2
Total	$—	$—	$12,235	$12,235	$2

	As of September 28, 2019
	Level 1	Level 2	Level 3	Total	Impairment
Indefinite-lived trademarks	$—	$—	$248	$248	$—
Goodwill	—	—	5,051	5,051	—
Definite lived intangible assets	—	—	2,532	2,532	—
Property, plant, and equipment	—	—	4,714	4,714	8
Total	$—	$—	$12,545	$12,545	$8

The Company's financial instruments consist primarily of cash and cash equivalents, long-term debt, interest rate and cross-currency swap agreements, and finance lease obligations. The book value of our marketable long-term indebtedness exceeded fair value by $163 million as of March 28, 2020. The Company's long-term debt fair values were determined using Level 2 inputs as other significant observable inputs were not available.

9.  Income Taxes

The effective tax rate for the quarter and year-to-date period was negatively impacted by 2% from uncertain tax positions recognized in the quarter and 2% from global intangible low-taxed income provisions.

10.  Segment and Geographic Data

The Company's operations are organized into four reporting segments: Consumer Packaging International, Consumer Packaging North America, Engineered Materials, and Health, Hygiene & Specialties.  The structure is designed to align us with our customers, provide optimal service, drive future growth, and to facilitate synergies realization.

Selected information by reportable segment is presented in the following tables:

	Quarterly Period Ended		Two Quarterly Periods Ended
	March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019
Net sales:
Consumer Packaging International	$1,095	$50	$2,105	$101
Consumer Packaging North America	706	639	1,386	1,240
Engineered Materials	598	619	1,183	1,280
Health, Hygiene & Specialties	576	642	1,117	1,301
Total net sales	$2,975	$1,950	$5,791	$3,922
Operating income:
Consumer Packaging International	$61	$(5)	$105	$(1)
Consumer Packaging North America	83	62	133	95
Engineered Materials	88	74	159	167
Health, Hygiene & Specialties	52	54	86	100
Total operating income	$284	$185	$483	$361
Depreciation and amortization:
Consumer Packaging International	$80	$4	$161	$8
Consumer Packaging North America	64	53	129	106
Engineered Materials	25	29	54	60
Health, Hygiene & Specialties	44	46	85	96
Total depreciation and amortization	$213	$132	$429	$270

Selected information by geographical region is presented in the following tables:

	Quarterly Period Ended		Two Quarterly Periods Ended
	March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019
Net sales:
United States and Canada	$1,705	$1,595	$3,218	$3,200
Europe	981	210	1,984	414
Rest of world	289	145	589	308
Total net sales	$2,975	$1,950	$5,791	$3,922

Selected information by product line is presented in the following tables:

	Quarterly Period Ended		Two Quarterly Periods Ended
	March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019
Net sales:
Packaging	83	100	82	100
Non-packaging	17	—	18	—
Consumer Packaging International	100%	100%	100%	100%

Rigid Open Top	44	43	45	44
Rigid Closed Top	56	57	55	56
Consumer Packaging North America	100%	100%	100%	100%

Core Films	38	40	37	39
Retail & Industrial	62	60	63	61
Engineered Materials	100%	100%	100%	100%

Health	17	14	17	14
Hygiene	53	54	54	55
Specialties	30	32	29	31
Health, Hygiene & Specialties	100%	100%	100%	100%

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

12.  Share Repurchase Program

No shares were repurchased during the two quarterly periods ended March 28, 2020.  Authorized share repurchases of $393 million remain available to the Company.

13.  Basic and Diluted Net Income Per Share

Basic net income per share is calculated by dividing the net income attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for common stock equivalents. Diluted net income per share is calculated by dividing the net income attributable to common stockholders by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method and the if-converted method. For purposes of this calculation, stock options are considered to be common stock equivalents and are only included in the calculation of diluted net income per share when their effect is dilutive. For the three and six months ended March 28, 2020, 7.1 million and 7.1 million shares, respectively, were excluded from the diluted net income per share calculation as their effect would be anti-dilutive.

The following tables provide a reconciliation of the numerator and denominator of the basic and diluted net income per share calculations.

	Quarterly Period Ended		Two Quarterly Periods Ended
(in millions, except per share amounts)	March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019
Numerator
Consolidated net income	$126	$74	$173	$162
Denominator
Weighted average common shares outstanding - basic	132.4	130.5	132.4	130.8
Dilutive shares	1.7	3.3	1.8	3.1
Weighted average common and common equivalent shares outstanding - diluted	134.1	133.8	134.2	133.9

Per common share income
Basic	$0.95	$0.57	$1.31	$1.24
Diluted	$0.94	$0.55	$1.29	$1.21

14.  Accumulated Other Comprehensive Loss

The components and activity of Accumulated other comprehensive loss are as follows:

Quarterly Period Ended	Currency Translation	Defined Benefit Pension and Retiree Health Benefit Plans	Derivative Instruments	Accumulated Other Comprehensive Loss
Balance at December 28, 2019	$(187)	$(56)	$(38)	$(281)
Other comprehensive loss before reclassifications	(109)	(1)	(181)	(291)
Net amount reclassified from accumulated other comprehensive loss	—	—	35	35
Provision for income taxes	(48)	—	37	(11)
Balance at March 28, 2020	$(344)	$(57)	$(147)	$(548)

	Currency Translation	Defined Benefit Pension and Retiree Health Benefit Plans	Derivative Instruments	Accumulated Other Comprehensive Loss
Balance at December 29, 2018	$(179)	$(13)	$15	$(177)
Other comprehensive income (loss) before reclassifications	6	—	(16)	(10)
Net amount reclassified from accumulated other comprehensive loss	—	—	(4)	(4)
Provision for income taxes	—	—	5	5
Balance at March 30, 2019	$(173)	$(13)	$—	$(186)

Two Quarterly Periods Ended	Currency Translation	Defined Benefit Pension and Retiree Health Benefit Plans	Derivative Instruments	Accumulated Other Comprehensive Loss
Balance at September 28, 2019	$(279)	$(56)	$(51)	$(386)
Other comprehensive loss before reclassifications	(42)	(1)	(180)	(223)
Net amount reclassified from accumulated other comprehensive loss	—	—	52	52
Provision for income taxes	(23)	—	32	9
Balance at March 28, 2020	$(344)	$(57)	$(147)	$(548)

	Currency Translation	Defined Benefit Pension and Retiree Health Benefit Plans	Derivative Instruments	Accumulated Other Comprehensive Loss
Balance at September 29, 2018	$(175)	$(13)	$32	$(156)
Other comprehensive income (loss) before reclassifications	2	—	(38)	(36)
Net amount reclassified from accumulated other comprehensive loss	—	—	(5)	(5)
Provision for income taxes	—	—	11	11
Balance at March 30, 2019	$(173)	$(13)	$—	$(186)

Item 2.          Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements of Berry Global Group, Inc. and its subsidiaries and the accompanying notes thereto, which information is included elsewhere herein. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in our most recent Form 10-K in the section titled "Risk Factors", Item 1A of the our Quarterly Report on Form 10-Q for the quarter ended March 28, 2020, and other risk factors identified from time to time in our subsequent periodic filings with the Securities and Exchange Commission. As a result, our actual results may differ materially from those contained in any forward-looking statements. The forward-looking statements referenced within this report should be read with the explanation of the qualifications and limitations included herein. Fiscal 2019 and fiscal 2020 are fifty-two week periods.

Executive Summary

COVID-19.  The ongoing pandemic has impacted various businesses and supply chains, including travel restrictions and the extended shutdown of certain industries in various countries. Due to the nature of the majority of our products, geographic footprint and end market diversity, on a consolidated operational basis we have been somewhat negatively impacted with lower customer demand in food service and industrials being partially offset by higher consumer demand in our healthcare, hygiene and food product categories. Additionally, the impact of travel and safety restriction related to the pandemic has negatively impacted various integration activities and back office functions. The Company will continue to evaluate the potential impacts and closely monitor developments as they arise.

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

Raw Material Trends.  Our primary raw material is plastic resin. Polypropylene and polyethylene account for approximately 90% of our plastic resin pounds purchased.  The three month simple average price per pound, as published by U.S. market indices, were as follows:

	Polyethylene Butene Film			Polypropylene
	2020	2019	2018	2020	2019	2018
1st quarter	$.58	$.64	$.68	$.58	$.76	$.71
2nd quarter	.59	.61	.69	.53	.63	.75
3rd quarter	—	.63	.68	—	.62	.76
4th quarter	—	.59	.66	—	.62	.85

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

Outlook.  The Company is affected by general economic and industrial growth, plastic resin availability and affordability, and general industrial production. Our business has both geographic and end market diversity, which reduces the effect of any one of these factors on our overall performance. Our results are affected by our ability to pass through raw material and other cost changes to our customers, improve manufacturing productivity and adapt to volume changes of our customers, including those changes being impacted by the current COVID-19 pandemic. Based on current market conditions we believe both of our Consumer Packaging segments and our Engineered Materials segment will see negative volumes in the near-term as they are more highly indexed to food service and industrials markets as well as experiencing temporary delays in various project launches. We also believe our Health, Hygiene, & Specialties segment will continue to have strong volumes for the duration of fiscal 2020 as a result of strong demand for healthcare products. Despite some near-term pressures we believe our underlying long-term demand fundamentals in all divisions remains intact as we continue our focus on delivering protective solutions that enhance consumer safety and execute on the Company’s mission statement of “Always Advancing to Protect What’s Important”. For fiscal 2020, we project cash flow from operations and free cash flow of at least $1,400 million and $800 million, respectively. The free cash flow floor assumes an estimated $600 million of capital spending, cash taxes of $150 million, cash interest costs of $430 million, and other cash uses of $50 million related to changes in working capital, acquisition integration expenses and costs to achieve synergies. For the definition of free cash flow and further information related to free cash flow as a non-GAAP financial measure, see “Liquidity and Capital Resources”.

Results of Operations

Comparison of the Quarterly Period Ended March 28, 2020 (the "Quarter") and the Quarterly Period Ended March 30, 2019 (the "Prior Quarter")

Acquisition sales and operating income disclosed within this section represents the results from acquisitions for the current period.  Business integration expenses consist of restructuring and impairment charges, acquisition related costs, and other business optimization costs.  Tables present dollars in millions.

Consolidated Overview
	Quarter	Prior Quarter	$ Change	% Change
Net sales	$2,975	$1,950	$1,025	53%
Operating income	$284	$185	$99	54%
Operating income percentage of net sales	10%	9%

The net sales growth is primarily attributed to acquisition net sales of $1,174 million and a base volume increase of 2%. These increases were partially offset by lower selling prices of $148 million due to the pass through of lower resin costs and Prior Quarter divestiture sales of $24 million.

The operating income increase is primarily attributed to acquisition operating income of $81 million, a $11 million decrease in business integration costs, a $9 million decrease in selling, general and administrative expenses primarily related to timing of issuing annual option awards to employees and an $8 million decrease in depreciation and amortization.  These improvements were partially offset by a $9 million negative impact from price cost spread and Prior Quarter divestiture operating income of $7 million.

Consumer Packaging International
	Quarter	Prior Quarter	$ Change	% Change
Net sales	$1,095	$50	$1,045	2,090%
Operating income (loss)	$61	$(5)	$66	(1,320)%
Operating income percentage of net sales	6%	(10)%

The net sales and operating income growth in the Consumer Packaging International segment is primarily attributed to the RPC acquisition.

Consumer Packaging North America
	Quarter	Prior Quarter	$ Change	% Change
Net sales	$706	$639	$67	10%
Operating income	$83	$62	$21	34%
Operating income percentage of net sales	12%	10%

The net sales growth in the Consumer Packaging North America segment is primarily attributed to acquisition net sales of $123 million related to the U.S. portion of the acquired RPC business, partially offset by lower selling prices of $56 million due to the pass through of lower resin costs.

The operating income increase is primarily attributed to acquisition operating income of $16 million and a $3 million decrease in depreciation and amortization.

Engineered Materials
	Quarter	Prior Quarter	$ Change	% Change
Net sales	$598	$619	$(21)	(3)%
Operating income	$88	$74	$14	19%
Operating income percentage of net sales	15%	12%

The net sales decrease in the Engineered Materials segment is primarily attributed to lower selling prices of $39 million due to the pass through of lower resin costs, partially offset by a 2% base volume increase.

The operating income increase is primarily attributed to a $4 million decrease in depreciation and amortization, a $4 million decrease in selling, general and administrative expenses, and a favorable impact from price cost spread.

Health, Hygiene & Specialties
	Quarter	Prior Quarter	$ Change	% Change
Net sales	$576	$642	$(66)	(10)%
Operating income	$52	$54	$(2)	(4)%
Operating income percentage of net sales	9%	8%

The net sales decrease in the Health, Hygiene & Specialties segment is primarily attributed to lower selling prices of $52 million due to the pass through of lower resin costs and Prior Quarter sales of $24 million related to the divested SFL business. These decreases are partially offset by a 3% base volume increase.

The operating income decrease is primarily attributed to an $8 million unfavorable impact from price cost spread and Prior Quarter operating income of $7 million related to the divested SFL business. These decreases were partially offset by a $6 million decrease in business integration costs and a $3 million favorable impact from the base volume increase.

Other expense, net
	Quarter	Prior Quarter	$ Change	% Change
Other expense, net	$—	$23	$(23)	(100)%

Other expense in the Quarter includes $20 million of debt extinguishment costs, primarily a result of the prepayment of the entire outstanding amount of our existing euro denominated term loan, offset by favorable foreign currency changes associated with the remeasurement of non-operating intercompany balances. The Prior Quarter contains non-recurring, unfavorable foreign currency changes related to the foreign exchange forward contracts entered into as a part of the RPC acquisition.

Interest expense, net
	Quarter	Prior Quarter	$ Change	% Change
Interest expense, net	$111	$66	$45	68%

The interest expense increase is primarily attributed to the incremental debt facilities entered into as part of the RPC acquisition.

Income tax expense
	Quarter	Prior Quarter	$ Change	% Change
Income tax expense	$47	$22	$25	114%

The effective tax rate was 27% for the quarter and was negatively impacted by 3% from U.S. state income taxes, 2% from uncertain tax positions, 2% from global intangible low-taxed income provisions, and was partially offset by other discrete items.

Changes in Comprehensive Income

The $206 million decline in comprehensive income from the Prior Quarter was primarily attributed to a $94 million unfavorable change in the fair value of derivative instruments, net of tax and a $163 million unfavorable change in currency translation, partially offset by a $52 million improvement in net income. Currency translation gains and losses are primarily related to non-U.S. subsidiaries with a functional currency other than U.S. dollars whereby assets and liabilities are translated from the respective functional currency into U.S. dollars using period-end exchange rates.  The change in currency translation in the Quarter was primarily attributed to locations utilizing the euro, British pound sterling, Brazilian real, Canadian dollar, Chinese renminbi and Mexican peso as the functional currency.  As part of the overall risk management, the Company uses derivative instruments to (i) reduce our exposure to changes in interest rates attributed to the Company’s borrowings and (ii) reduce foreign currency exposure to translation of certain foreign operations. The Company records changes to the fair value of these instruments in Accumulated other comprehensive loss.  The change in fair value of these instruments in fiscal 2020 versus fiscal 2019 is primarily attributed to the change in the forward interest and foreign exchange curves between measurement dates.

Comparison of the Two Quarterly Periods Ended March 28, 2020 (the "YTD") and the Two Quarterly Periods Ended March 30, 2019 (the "Prior YTD")

Acquisition sales and operating income disclosed within this section represents the results from acquisitions for the current period.  Business integration expenses consist of restructuring and impairment charges, acquisition related costs, and other business optimization costs.  Tables present dollars in millions.

Consolidated Overview
	YTD	Prior YTD	$ Change	% Change
Net sales	$5,791	$3,922	$1,869	48%
Operating income	$483	$361	$122	34%
Operating income percentage of net sales	8%	9%

The net sales growth is primarily attributed to acquisition net sales of $2,256 million, partially offset by lower selling prices of $330 million due to the pass through of lower resin costs, Prior YTD divestiture sales of $52 million and a $13 million unfavorable impact from foreign currency changes.

The operating income increase is primarily attributed to acquisition operating income of $135 million, a $17 million decrease in business integration costs, a $16 million decrease in depreciation and amortization.  These improvements were partially offset by a $29 million negative impact from price cost spread and Prior YTD divestiture operating income of $16 million.

Consumer Packaging International
	YTD	Prior YTD	$ Change	% Change
Net sales	$2,105	$101	$2,004	1,984%
Operating income	$105	$(1)	$106	(10,600)%
Operating income percentage of net sales	5%	(1)%

The net sales and operating income growth in the Consumer Packaging International segment is attributed to the RPC acquisition.

Consumer Packaging North America
	YTD	Prior YTD	$ Change	% Change
Net sales	$1,386	$1,240	$146	12%
Operating income	$133	$95	$38	40%
Operating income percentage of net sales	10%	8%

The net sales growth in the Consumer Packaging North America segment is primarily attributed to acquisition net sales of $239 million related to the U.S. portion of the acquired RPC business and a 2% base volume improvement, partially offset by lower selling prices of $111 million due to the pass through of lower resin costs.

The operating income increase is primarily attributed to acquisition operating income of $27 million and a $5 million favorable impact from price cost spread.

Engineered Materials
	YTD	Prior YTD	$ Change	% Change
Net sales	$1,183	$1,280	$(97)	(8)%
Operating income	$159	$167	$(8)	(5)%
Operating income percentage of net sales	13%	13%

The net sales decrease in the Engineered Materials segment is primarily attributed to lower selling prices of $100 million due to the pass through of lower resin costs.

The operating income decrease is primarily attributed to a $15 million unfavorable impact from price cost spread partially offset by a $6 million decrease in depreciation and amortization.

Health, Hygiene & Specialties
	YTD	Prior YTD	$ Change	% Change
Net sales	$1,117	$1,301	$(184)	(14)%
Operating income	$86	$100	$(14)	(14)%
Operating income percentage of net sales	8%	8%

The net sales decrease in the Health, Hygiene & Specialties segment is primarily attributed to lower selling prices of $119 million due to the pass through of lower resin costs and Prior YTD sales of $52 million related to the divested SFL business.

The operating income decrease is primarily attributed to a $19 million unfavorable impact from price cost spread and Prior YTD operating income of $16 million related to the divested SFL business. These decreases are partially offset by a $15 million decrease in business integration costs and an $8 million decrease in depreciation and amortization.

Other expense, net
	YTD	Prior YTD	$ Change	% Change
Other expense, net	$13	$23	$(10)	(100)%

The other expense decrease is primarily attributed to non-recurring, unfavorable foreign currency changes related to the foreign exchange forward contracts entered into as a part of the RPC acquisition in the Prior YTD.

Interest expense, net
	YTD	Prior YTD	$ Change	% Change
Interest expense, net	$229	$130	$99	76%

The interest expense increase is primarily attributed to the incremental debt facilities entered into as part of the RPC acquisition.

Income tax expense
	YTD	Prior YTD	$ Change	% Change
Income tax expense	$68	$46	$22	48%

The effective tax rate was 28% for the YTD and was negatively impacted by 3% from U.S. state income taxes, 2% from uncertain tax positions, 2% from global intangible low-taxed income provisions, and other discrete items.

Changes in Comprehensive Income

The $121 million decline in comprehensive income from the Prior YTD was primarily attributed to a $64 million unfavorable change in the fair value of derivative instruments, net of tax, and a $67 million unfavorable change in currency translation, partially offset by an $11 million improvement in net income. Currency translation gains and losses are primarily related to non-U.S. subsidiaries with a functional currency other than U.S. dollars whereby assets and liabilities are translated from the respective functional currency into U.S. dollars using period-end exchange rates. The change in currency translation in the YTD was primarily attributed to locations utilizing the euro, British pound sterling, Brazilian real, Canadian dollar, Chinese renminbi and Mexican peso as the functional currency. As part of the overall risk management, the Company uses derivative instruments to (i) reduce our exposure to changes in interest rates attributed to the Company’s borrowings and (ii) reduce foreign currency exposure to translation of certain foreign operations. The Company records changes to the fair value of these instruments in Accumulated other comprehensive loss.  The change in fair value of these instruments in fiscal 2020 versus fiscal 2019 is primarily attributed to the change in the forward interest and foreign exchange curves between measurement dates.

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

Cash Flows

Net cash from operating activities increased $202 million from the Prior YTD primarily attributed to improved net income prior to non-cash activities related to the RPC acquisition.

Net cash used in investing activities decreased $140 million from the Prior YTD primarily attributed to proceeds from the settlement of cross-currency derivatives partially offset by increased capital expenditures as a result of the RPC acquisition.

Net cash used in financing activities increased $104 million from the Prior YTD primarily attributed to higher debt repayments partially offset by lower share repurchase activity.

Share Repurchases

No shares were repurchased during the quarter. Authorized share repurchases of $393 million remain available to the Company.

Free Cash Flow

We define "Free cash flow" as cash flow from operating activities less net additions to property, plant and equipment.

Based on our definition, our consolidated Free cash flow is summarized as follows:

Two Quarterly Periods Ended
March 28, 2020
Cash flow from operating activities	$533
Additions to property, plant and equipment, net	(263)
Free cash flow	$270

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

Liquidity Outlook

At March 28, 2020, our cash balance was $953 million, of which approximately 65% was located outside the U.S.  We believe our existing U.S. based cash and cash flow from U.S. operations, together with available borrowings under our senior secured credit facilities, will be adequate to meet our liquidity needs over the next twelve months.  We do not expect our free cash flow to be sufficient to cover all long-term debt obligations and intend to refinance these obligations prior to maturity.  However, we cannot predict our future results of operations and our ability to meet our obligations involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section of our most recent Form 10-K filed with the Securities and Exchange Commission and in this Form 10-Q, if any.

Summarized Guarantor Financial Information

Berry Global, Inc. (“Issuer”) has notes outstanding which are fully, jointly, severally, and unconditionally guaranteed by its parent, Berry Global Group, Inc. (for purposes of this section, “Parent”) and substantially all of Issuer’s domestic subsidiaries. Separate narrative information or financial statements of the guarantor subsidiaries have not been included because they are 100% owned by Parent and the guarantor subsidiaries unconditionally guarantee such debt on a joint and several basis. A guarantee of a guarantor subsidiary of the securities will terminate upon the following customary circumstances: the sale of the capital stock of such guarantor if such sale complies with the indentures, the designation of such guarantor as an unrestricted subsidiary, the defeasance or discharge of the indenture or in the case of a restricted subsidiary that is required to guarantee after the relevant issuance date, if such guarantor no longer guarantees certain other indebtedness of the issuer. The guarantees of the guarantor subsidiaries are also limited as necessary to prevent them from constituting a fraudulent conveyance under applicable law and any guarantees guaranteeing subordinated debt are subordinated to certain other of the Company’s debts. Parent also guarantees the Issuer’s term loans and revolving credit facilities. The guarantor subsidiaries guarantee our term loans and are co-borrowers under our revolving credit facility.

Presented below is summarized financial information for the Parent, Issuer and guarantor subsidiaries on a combined basis, after intercompany transactions have been eliminated.

Two Quarterly Periods Ended
March 28, 2020
Net sales	$2,848
Gross profit	626
Earnings from continuing operations	92
Net income	$92

Includes $12 million of income associated with intercompany activity from non-guarantor subsidiaries.

	March 28, 2020	September 28, 2019
Assets
Current assets	$1,671	$856
Noncurrent assets	5,353	5,469

Liabilities
Current liabilities	$953	$436
Noncurrent liabilities	12,502	12,341

Includes $416 million of current intercompany receivables due from non-guarantor subsidiaries as of March 28, 2020 and $45 million of current intercompany payables due to non-guarantor subsidiaries as of September 28, 2019.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are exposed to market risk from changes in interest rates primarily through our senior secured credit facilities.  Our senior secured credit facilities are comprised of (i) $6.2 billion term loans and (ii) a $850 million revolving credit facility with no borrowings outstanding.  Borrowings under our senior secured credit facilities bear interest at a rate equal to an applicable margin plus LIBOR.  The applicable margin for LIBOR rate borrowings under the revolving credit facility ranges from 1.25% to 1.50%, and the margin for term loans is 2.00% per annum.  As of period end, the LIBOR rate of approximately 1.00% was applicable to the term loans.  A 0.25% change in LIBOR would increase our annual interest expense by $8 million on variable rate term loans.

We seek to minimize interest rate volatility risk through regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. These financial instruments are not used for trading or other speculative purposes. At period end, the Company effectively had (i) a $450 million interest rate swap transaction that swaps a one-month variable LIBOR contract for a fixed annual rate of 1.398%, with an expiration in June 2026, (ii) a $1 billion interest rate swap transaction that swaps a one-month variable LIBOR contract for a fixed annual rate of 1.835% with an expiration in June 2026, (iii) a $400 million interest rate swap transaction that swaps a one-month variable LIBOR contract for a fixed annual rate of 1.916% with an expiration in June 2026, (iv) a $884 million interest rate swap transaction that swaps a one-month variable LIBOR contract for a fixed annual rate of 1.857%, with an expiration in June 2024, and (v) a $473 million interest rate swap transaction that swaps a one-month variable LIBOR contract for a fixed annual rate of 2.050%, with an expiration in June 2024.

Foreign Currency Risk

As a global company, we face foreign currency risk exposure from fluctuating currency exchange rates, primarily the U.S. dollar against the euro, British pound sterling, Brazilian real, Chinese renminbi, Canadian dollar and Mexican peso.  Significant fluctuations in currency rates can have a substantial impact, either positive or negative, on our revenue, cost of sales, and operating expenses.  Currency translation gains and losses are primarily related to non-U.S. subsidiaries with a functional currency other than U.S. dollars whereby assets and liabilities are translated from the respective functional currency into U.S. dollars using period-end exchange rates and impact our Comprehensive income.  A 10% decline in foreign currency exchange rates would have had a $12 million unfavorable impact on our Net income for the two quarterly periods ended March 28, 2020.

The Company is party to certain cross-currency swaps to hedge a portion of our foreign currency risk. The swap agreements mature May 2022 (€250 million) and June 2024 (€1,625 million and £700 million). In addition to cross-currency swaps, we hedge a portion of our foreign currency risk by designating foreign currency denominated long-term debt as net investment hedges of certain foreign operations. As of March 28, 2020, we had outstanding long-term debt of €1,075 million that was designated as a hedge of our net investment in certain euro-denominated foreign subsidiaries.

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

The Company's management, with the participation of the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures as of the end of the period covered by this report.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this report.

(b) Changes in internal controls.

The impact of travel and safety restriction related to the COVID-19 pandemic has negatively impacted various integration activities including the ongoing process of implementing standardized internal control procedures over financial reporting within the recently acquired RPC business. We will continue to evaluate the potential impacts and closely monitor developments as they arise and will continue to respond accordingly.

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

The ongoing COVID-19 pandemic could continue to have an adverse impact on our business, financial condition, liquidity, and results of operations, which may be material.

The ongoing COVID-19 pandemic has impacted demand for some of our products and we may not be successful in allocating resources to address rapidly shifting demand among our product lines. Additionally, the impact of travel and safety restrictions related to the COVID-19 pandemic has negatively impacted certain integration activities, including the ongoing process of implementing standardized internal control procedures within the recently acquired RPC business. The extent to which the ongoing COVID-19 pandemic adversely impacts our business, financial condition, liquidity and results of operations will depend on future developments that are highly uncertain and cannot be predicted, including, but not limited to, the duration of the pandemic, the severity of the COVID-19 virus, potential actions taken by various governmental authorities in response to the pandemic, and the timing of recovery of the global economy. As a result, we cannot at this time predict the overall impact of the COVID-19 pandemic, but it could have a material adverse impact on our business, financial condition, liquidity, and results of operations. To the extent the COVID-19 pandemic adversely affects our business, financial condition, liquidity, or results of operations, it may also have the effect of heightening many of the other risks described in the “Risk Factors” section of our most recent Form 10-K.

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
●
risk related to international business, including as a result of the RPC transaction, including foreign currency exchange rate risk and the risks of compliance with applicable export controls, sanctions, anti-corruption laws and regulations;

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

●	increases in the cost of compliance with laws and regulations, including environmental, safety, anti-plastic legislation, production and product laws and regulations;
●	employee shutdowns or strikes or the failure to renew effective bargaining agreements;
●	risks related to disruptions in the overall economy and the financial markets that may adversely impact our business, including as a result of the COVID-19 pandemic;
●	risk of catastrophic loss of one of our key manufacturing facilities, natural disasters, and other unplanned business interruptions;
●	risks related to the failure of, inadequacy of, or attacks on our information technology systems and infrastructure;
●	risks related to market acceptance of our developing technologies and products;
●	general business and economic conditions, particularly an economic downturn;
●	risks that our restructuring programs may entail greater implementation costs or result in lower cost savings than anticipated;
●	ability of our insurance to fully cover potential exposures;
●	risks related to future write-offs of our substantial goodwill;
●	risks of competition, including foreign competition, in our existing and future markets;
●	new legislation or new regulations and the Company's corresponding interpretations of either may affect our business and consolidated financial condition and results of operations; and
●	the other factors discussed in our most recent Form 10-K and in this Form 10-Q in the section titled "Risk Factors."

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Repurchases of Equity Securities

During the quarter, the Company did not repurchase any shares. As of March 28, 2020, $393 million of authorized shares remained available to purchase under the program.

Item 6.  Exhibits

Exhibit No.	Description of Exhibit
3.1
Amended and Restated Bylaws of Berry Global Group, Inc., as amended and restated effective as of March 6, 2019 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on March 8, 2019) [corrected hyperlink].

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

Berry Global Group, Inc.

May 1, 2020	By:	/s/ Mark W. Miles
Mark W. Miles
Chief Financial Officer