Form 10-Q
period 2020-06-27
BERRY GLOBAL GROUP, INC.
filed 2020-07-31
CIK 1378992

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2020

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

There were 132.6 million shares of common stock outstanding at July 31, 2020.

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
For Quarterly Period Ended June 27, 2020

Part I. Financial Information

Item 1.	Financial Statements

Berry Global Group, Inc.
Consolidated Statements of Income
(Unaudited)
(in millions of dollars, except per share amounts)

	Quarterly Period Ended		Three Quarterly Periods Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Net sales	$2,910	$1,937	$8,701	$5,859
Costs and expenses:
Cost of goods sold	2,272	1,559	6,959	4,737
Selling, general and administrative	198	125	631	392
Amortization of intangibles	74	38	226	119
Restructuring and transaction activities	19	—	55	35
Operating income	347	215	830	576
Other (income) expense, net	(7)	136	6	159
Interest expense, net	110	71	339	201
Income before income taxes	244	8	485	216
Income tax expense (benefit)	53	(5)	121	41
Net income	$191	$13	$364	$175

Net income per share:
Basic	$1.44	$0.10	$2.75	$1.34
Diluted	1.42	0.10	2.71	1.31
Outstanding weighted-average shares:
Basic	132.5	131.5	132.4	131.0
Diluted	134.2	134.2	134.3	134.0

Consolidated Statements of Comprehensive Income
(Unaudited)
(in millions of dollars)

	Quarterly Period Ended		Three Quarterly Periods Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Net income	$191	$13	$364	$175
Other comprehensive income (loss), net of tax:
Currency translation	11	10	(54)	12
Pension	—	—	(1)	—
Derivative instruments	(13)	(35)	(109)	(67)
Other comprehensive income (loss)	(2)	(25)	(164)	(55)
Comprehensive income (loss)	$189	$(12)	$200	$120

See notes to consolidated financial statements.

Berry Global Group, Inc.
Consolidated Balance Sheets
(in millions of dollars)

	June 27, 2020	September 28, 2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$906	$750
Accounts receivable (less allowance of 28 and 28, respectively)	1,471	1,526
Finished goods	750	743
Raw materials and supplies	568	581
Prepaid expenses and other current assets	162	157
Total current assets	3,857	3,757
Noncurrent assets:
Property, plant, and equipment	4,481	4,714
Goodwill and intangible assets	7,720	7,831
Right-of-use assets	563	—
Other assets	110	167
Total assets	$16,731	$16,469

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$981	$1,159
Accrued employee costs	267	214
Other current liabilities	677	562
Current portion of long-term debt	70	104
Total current liabilities	1,995	2,039
Noncurrent liabilities:
Long-term debt, less current portion	10,690	11,261
Deferred income taxes	673	803
Employee benefit obligations	307	327
Operating lease liabilities	468	—
Other long-term liabilities	729	421
Total liabilities	14,862	14,851

Stockholders' equity:
Common stock (132.7 and 132.3 million shares issued, respectively)	1	1
Additional paid-in capital	1,005	949
Retained earnings	1,413	1,054
Accumulated other comprehensive loss	(550)	(386)
Total stockholders' equity	1,869	1,618
Total liabilities and stockholders' equity	$16,731	$16,469

See notes to consolidated financial statements.

Berry Global Group, Inc.
Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)
(in millions of dollars)

Quarterly Period Ended	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at March 28, 2020	$1	$976	$(548)	$1,222	$1,651
Net income	—	—	—	191	191
Other comprehensive loss	—	—	(2)	—	(2)
Share-based compensation	—	4	—	—	4
Proceeds from issuance of common stock	—	3	—	—	3
Acquisition(a)	—	22	—	—	22
Balance at June 27, 2020	$1	$1,005	$(550)	$1,413	$1,869

Balance at March 30, 2019	$1	$904	$(186)	$812	$1,531
Net income	—	—	—	13	13
Other comprehensive loss	—	—	(25)	—	(25)
Share-based compensation	—	4	—	—	4
Proceeds from issuance of common stock	—	23	—	—	23
Common stock repurchased and retired	—	—	—	—	—
Balance at June 29, 2019	$1	$931	$(211)	$825	$1,546

Three Quarterly Periods Ended	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at September 28, 2019	$1	$949	$(386)	$1,054	$1,618
Net income	—	—	—	364	364
Other comprehensive loss	—	—	(164)	—	(164)
Share-based compensation	—	28	—	—	28
Proceeds from issuance of common stock	—	6	—	—	6
Acquisition(a)	—	22	—	—	22
Adoption of lease accounting standard	—	—	—	(5)	(5)
Balance at June 27, 2020	$1	$1,005	$(550)	$1,413	$1,869

Balance at September 29, 2018	$1	$870	$(156)	$719	$1,434
Net income	—	—	—	175	175
Other comprehensive loss	—	—	(55)	—	(55)
Share-based compensation	—	21	—	—	21
Proceeds from issuance of common stock	—	43	—	—	43
Common stock repurchased and retired	—	(3)	—	(69)	(72)
Balance at June 29, 2019	$1	$931	$(211)	$825	$1,546

(a)	Represents noncontrolling interest (see Note 4).

See notes to consolidated financial statements.

Berry Global Group, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(in millions of dollars)

	Three Quarterly Periods Ended
	June 27, 2020	June 29, 2019
Cash Flows from Operating Activities:
Net income	$364	$175
Adjustments to reconcile net cash provided by operating activities:
Depreciation	412	278
Amortization of intangibles	226	119
Non-cash interest	18	(4)
Loss on foreign exchange forward contracts	—	156
Deferred income tax	30	(16)
Share-based compensation expense	28	21
Other non-cash operating activities, net	23	9
Changes in working capital	(93)	(169)
Changes in other assets and liabilities	(29)	2
Net cash from operating activities	979	571

Cash Flows from Investing Activities:
Additions to property, plant and equipment, net	(419)	(271)
Settlement of net investment hedges	281	—
Other investing activities	(14)	2
Net cash from investing activities	(152)	(269)

Cash Flows from Financing Activities:
Proceeds from long-term borrowings	1,202	—
Repayments on long-term borrowings	(1,859)	(383)
Proceeds from issuance of common stock	6	43
Repurchase of common stock	—	(74)
Payment of tax receivable agreement	—	(16)
Debt financing costs	(16)	—
Net cash from financing activities	(667)	(430)
Effect of exchange rate changes on cash	(4)	2
Net change in cash	156	(126)
Cash and cash equivalents at beginning of period	750	381
Cash and cash equivalents at end of period	$906	$255

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

3.  Revenue and Accounts Receivable

Our revenues are primarily derived from the sale of plastic packaging products to customers. Revenue is recognized when performance obligations are satisfied, in an amount reflecting the consideration to which the Company expects to be entitled. We consider the promise to transfer products to be our sole performance obligation.  If the consideration agreed to in a contract includes a variable amount, we estimate the amount of consideration we expect to be entitled to in exchange for transferring the promised goods to the customer using the most likely amount method. Our main source of variable consideration are customer rebates.  The accrual for customer rebates was $93 million and $114 million at June 27, 2020 and September 28, 2019, respectively, and is included in Other current liabilities on the Consolidated Balance Sheets. The Company disaggregates revenue based on reportable business segment, geography, and significant product line.  Refer to Note 10. Segment and Geographic Data for further information.

The Company has entered into various qualifying factoring agreements to sell certain receivables to third-party financial institutions. The transfer of receivables is accounted for as a sale, without recourse. Net sales available under qualifying U.S. based programs were $242 million and $241 million for the quarterly period ended June 27, 2020 and June 29, 2019, respectively. Net sales available under qualifying U.S. based programs were $700 million and $656 million for the three quarterly periods ended June 27, 2020 and June 29, 2019, respectively. There were no amounts outstanding from financial institutions related to these programs. The fees associated with the transfer of receivables for all programs were not material for any of the periods presented.

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

Net sales and operating income of RPC included in the Consolidated Statements of Income for the quarterly period ended June 27, 2020 were $1,092 million and $111 million, respectively. The majority of RPC activity for the quarter ended June 27, 2020, net sales of $968 million and operating income of $90 million, is operated in the Consumer Packaging International segment. Net sales and operating income of RPC included in the Consolidated Statements of Income for the three quarterly periods ended June 27, 2020 were $3,346 million and $245 million, respectively. The majority of RPC activity for the three quarterly periods ended June 27, 2020, net sales of $2,972 million and operating income of $196 million, is operated in the Consumer Packaging International segment.

The acquisition has been accounted for under the purchase method of accounting. Under this method, the assets acquired and liabilities assumed have been recorded based on fair values as of the acquisition date. The Company has recognized goodwill on this transaction primarily as a result of expected cost synergies, and expects goodwill to be partially deductible for tax purposes.

The preliminary purchase price allocation has been updated for certain measurement period adjustments based on the final valuation resulting in a $70 million increase in working capital, a $224 million decrease in property, plant and equipment, a $135 million decrease in customer relationships, a $93 million increase in trade names, a $67 million decrease in deferred tax liabilities, and a $22 million increase in noncontrolling interest. These adjustments resulted in corresponding increases to goodwill.

The following table summarizes the final purchase price allocation (in millions):

Consideration
Cash	$6,084
Total consideration transferred	6,084

Identifiable assets acquired and liabilities assumed
Working capital(a)	770
Property, plant and equipment	2,151
Identifiable intangible assets	1,670
Other assets	2
Other long-term liabilities	(859)
Goodwill	2,372
Net assets acquired and liabilities assumed	6,106
Noncontrolling interest	(22)
Total consideration transferred	$6,084
(a) Includes a $58 million step up of inventory to fair value

To finance the purchase, the Company issued $1,250 million aggregate principal amount of first priority senior secured notes due 2026, $500 million aggregate principal amount of second priority senior secured notes due 2027, and entered into incremental term loans due July 2026, to fund the remainder of the purchase price.

When including RPC results for the periods prior to the acquisition date, unaudited pro forma net sales and net income were $3.3 billion and $38 million, respectively, for the quarterly period ended June 29, 2019 and $9.6 billion and $217 million, respectively, for the three quarterly periods ended June 29, 2019. The unaudited pro forma net sales and net income assume that the RPC acquisition had occurred as of the beginning of the period.

Seal For Life

In July 2019, the Company completed the sale of its Seal For Life ("SFL") business which was operated in our Health, Hygiene & Specialties reporting segment for net proceeds of $325 million. SFL recorded $96 million in net sales during fiscal 2019.

5.  Restructuring and Transaction Activities

The table below includes the significant components of restructuring and transaction activities, by reporting segment:

	Quarterly Period Ended		Three Quarterly Periods Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Consumer Packaging International	$14	$2	$37	$6
Consumer Packaging North America	2	6	6	14
Engineered Materials	2	—	6	5
Health, Hygiene & Specialties	1	(8)	6	10
Consolidated	$19	$—	$55	$35

The table below sets forth the activity with respect to the restructuring and transaction activities accrual at June 27, 2020:

	Restructuring
	Employee Severance and Benefits	Facility Exit Costs	Non-cash Impairment Charges	Transaction Activities	Total
Balance as of September 28, 2019	$2	$5	$—	$—	$7
Charges	24	1	2	28	55
Non-cash items	—	—	(2)	—	(2)
Cash payments	(17)	(2)	—	(28)	(47)
Balance as of June 27, 2020	$9	$4	$—	$—	$13

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

We have elected the package of practical expedients which allows the Company to not reassess: (i) whether any expired or existing contracts are or contain leases, (ii) lease classification for any expired or existing leases, and (iii) initial direct costs for any existing leases. Additionally, we have elected the practical expedient to not separate lease and non-lease components for all asset classes.

Supplemental lease information is as follows:

Leases	Classification	June 27, 2020
Assets
Operating lease right-of-use assets	Right-of-use assets	$563
Finance lease right-of-use assets	Property, plant, and equipment	88
Current liabilities
Operating lease liabilities	Other current liabilities	$111
Finance lease liabilities	Current portion of long-term debt	17
Non-current liabilities
Operating lease liabilities	Operating lease liabilities	$468
Finance lease liabilities	Long-term debt, less current portion	71

Lease cost	Quarterly Period Ended June 27, 2020	Three Quarterly Periods Ended June 27, 2020
Operating lease cost	$29	$86
Finance lease cost:
Amortization of right-of-use assets	3	11
Interest on lease liabilities	1	3
Total finance lease cost	4	14
Short-term lease cost	3	11
Total lease cost	$36	$111

Cash paid for amounts included in lease liabilities	Three Quarterly Periods Ended June 27, 2020
Operating cash flows from operating leases	$86
Operating cash flows from finance leases	3
Financing cash flows from finance leases	25

June 27, 2020
Weighted-average remaining lease term - operating leases	8 years
Weighted-average remaining lease term - finance leases	4 years
Weighted-average discount rate - operating leases	4.6%
Weighted-average discount rate - finance leases	3.7%

Right-of-use assets obtained in exchange for new operating lease liabilities were $2 million and $15 million for the quarterly and three quarterly periods ended June 27, 2020, respectively.

At June 27, 2020, annual lease commitments were as follows:

Fiscal Year	Operating Leases	Finance Leases
Remainder of 2020	$35	$8
2021	108	22
2022	100	26
2023	85	16
2024	70	6
Thereafter	303	15
Total lease payments	701	93
Less: Interest	(122)	(5)
Present value of lease liabilities	$579	$88

7.  Long-Term Debt

Long-term debt consists of the following:

Facility	Maturity Date	June 27, 2020	September 28, 2019
Term loan	October 2022	$1,545	$1,545
Term loan	January 2024	450	489
Term loan	July 2026	4,218	4,250
Revolving line of credit	May 2024	—	—
5.50% Second Priority Senior Secured Notes	May 2022	150	500
6.00% Second Priority Senior Secured Notes	October 2022	200	400
5.125% Second Priority Senior Secured Notes	July 2023	700	700
1.00% First Priority Senior Secured Notes(a)	July 2025	786	—
4.50% Second Priority Senior Secured Notes	February 2026	500	500
4.875% First Priority Senior Secured Notes	July 2026	1,250	1,250
5.625% Second Priority Senior Secured Notes	July 2027	500	500
1.50% First Priority Senior Secured Notes(a)	July 2027	421	—
Debt discounts and deferred fees		(92)	(112)
Finance leases and other	Various	132	167
Retired debt		—	1,176
Total long-term debt		10,760	11,365
Current portion of long-term debt		(70)	(104)
Long-term debt, less current portion		$10,690	11,261
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

Cross-Currency Swaps

The Company is party to certain cross-currency swaps to hedge a portion of our foreign currency risk. The swap agreements mature May 2022 (€250 million), June 2024 (€1,625 million) and July 2027 (£700 million). In addition to cross-currency swaps, we hedge a portion of our foreign currency risk by designating foreign currency denominated long-term debt as net investment hedges of certain foreign operations. As of June 27, 2020, we had outstanding long-term debt of €785 million that was designated as a hedge of our net investment in certain euro-denominated foreign subsidiaries. When valuing cross-currency swaps the Company utilizes Level 2 inputs (substantially observable).

During fiscal 2020, the Company entered into transactions to cash settle existing cross-currency swaps and received proceeds of $281 million. The swap settlement impact has been included as a component of Currency translation within Accumulated other comprehensive loss. Following the settlement of the existing cross-currency swaps, we entered into new cross-currency swaps with matching notional amounts and maturity dates of the original swaps.

Interest Rate Swaps

The primary purpose of the Company’s interest rate swap activities is to manage interest expense variability associated with our outstanding variable rate term loan debt. When valuing interest rate swaps the Company utilizes Level 2 inputs (substantially observable).

As of June 27, 2020, the Company effectively had (i) a $450 million interest rate swap transaction that swaps a one-month variable LIBOR contract for a fixed annual rate of 1.398%, with an expiration in June 2026, (ii) a $1 billion interest rate swap transaction that swaps a one-month variable LIBOR contract for a fixed annual rate of 1.835% with an expiration in June 2026, (iii) a $400 million interest rate swap transaction that swaps a one-month variable LIBOR contract for a fixed annual rate of 1.916% with an expiration in June 2026, (iv) a $884 million interest rate swap transaction that swaps a one-month variable LIBOR contract for a fixed annual rate of 1.857%, with an expiration in June 2024, and (v) a $473 million interest rate swap transaction that swaps a one-month variable LIBOR contract for a fixed annual rate of 2.050%, with an expiration in June 2024.

The Company records the fair value positions of all derivative financial instruments on a net basis by counterparty for which a master netting arrangement is utilized. Balances on a gross basis are as follows:

Derivative Instruments	Hedge Designation	Balance Sheet Location	June 27, 2020	September 28, 2019
Cross-currency swaps	Designated	Other assets	$—	$88
Cross-currency swaps	Designated	Other long-term liabilities	153	—
Interest rate swaps	Designated	Other long-term liabilities	228	81

The effect of the Company's derivative instruments on the Consolidated Statements of Income is as follows:

		Quarterly Period Ended		Three Quarterly Periods Ended
Derivative Instruments	Statements of Income Location	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Cross-currency swaps	Interest expense, net	$(2)	$(2)	$(5)	$(5)
Cross-currency swaps	Other expense, net	—	18	—	18
Foreign exchange forward contracts	Other expense, net	—	120	—	138
Interest rate swaps	Interest expense, net	13	(4)	17	(13)

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

Included in the following table are the major categories of assets measured at fair value on a non-recurring basis as of June 27, 2020 and September 28, 2019, along with the impairment loss recognized on the fair value measurement during the period:

	As of June 27, 2020
	Level 1	Level 2	Level 3	Total	Impairment
Indefinite-lived trademarks	$—	$—	$248	$248	$—
Goodwill	—	—	5,184	5,184	—
Definite lived intangible assets	—	—	2,288	2,288	—
Property, plant, and equipment	—	—	4,481	4,481	2
Total	$—	$—	$12,201	$12,201	$2

	As of September 28, 2019
	Level 1	Level 2	Level 3	Total	Impairment
Indefinite-lived trademarks	$—	$—	$248	$248	$—
Goodwill	—	—	5,051	5,051	—
Definite lived intangible assets	—	—	2,532	2,532	—
Property, plant, and equipment	—	—	4,714	4,714	8
Total	$—	$—	$12,545	$12,545	$8

The Company's financial instruments consist primarily of cash and cash equivalents, long-term debt, interest rate and cross-currency swap agreements, and finance lease obligations. The book value of our marketable long-term indebtedness exceeded fair value by $31 million as of June 27, 2020. The Company's long-term debt fair values were determined using Level 2 inputs as other significant observable inputs were not available.

9.  Income Taxes

In comparison to the statutory rate, the effective tax rate for the quarter and year-to-date was modestly impacted by U.S. state income taxes, global intangible low-taxed income provisions (GILTI), uncertain tax positions and other discrete items.

10.  Segment and Geographic Data

The Company's operations are organized into four reporting segments: Consumer Packaging International, Consumer Packaging North America, Engineered Materials, and Health, Hygiene & Specialties.  The structure is designed to align us with our customers, provide optimal service, drive future growth, and to facilitate synergies realization.

Selected information by reportable segment is presented in the following tables:

	Quarterly Period Ended		Three Quarterly Periods Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Net sales:
Consumer Packaging International	$1,020	$52	$3,125	$153
Consumer Packaging North America	718	652	2,104	1,892
Engineered Materials	564	630	1,747	1,910
Health, Hygiene & Specialties	608	603	1,725	1,904
Total net sales	$2,910	$1,937	$8,701	$5,859
Operating income:
Consumer Packaging International	$89	$(1)	$195	$(2)
Consumer Packaging North America	93	73	226	168
Engineered Materials	81	83	239	250
Health, Hygiene & Specialties	84	60	170	160
Total operating income	$347	$215	$830	$576
Depreciation and amortization:
Consumer Packaging International	$79	$4	$240	$12
Consumer Packaging North America	62	50	190	156
Engineered Materials	25	27	80	87
Health, Hygiene & Specialties	43	46	128	142
Total depreciation and amortization	$209	$127	$638	$397

Selected information by geographical region is presented in the following tables:

	Quarterly Period Ended		Three Quarterly Periods Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Net sales:
United States and Canada	$1,430	$1,556	$4,648	$4,672
Europe	1,172	200	3,156	614
Rest of world	308	181	897	573
Total net sales	$2,910	$1,937	$8,701	$5,859

Selected information by product line is presented in the following tables:

	Quarterly Period Ended		Three Quarterly Periods Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Net sales:
Packaging	84	100	82	100
Non-packaging	16	—	18	—
Consumer Packaging International	100%	100%	100%	100%

Rigid Open Top	44	47	45	45
Rigid Closed Top	56	53	55	55
Consumer Packaging North America	100%	100%	100%	100%

Core Films	38	40	38	40
Retail & Industrial	62	60	62	60
Engineered Materials	100%	100%	100%	100%

Health	22	15	19	15
Hygiene	52	52	53	54
Specialties	26	33	28	31
Health, Hygiene & Specialties	100%	100%	100%	100%

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

12.  Share Repurchase Program

No shares were repurchased during the three quarterly periods ended June 27, 2020.  Authorized share repurchases of $393 million remain available to the Company.

13.  Basic and Diluted Net Income Per Share

Basic net income per share is calculated by dividing the net income attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for common stock equivalents. Diluted net income per share is calculated by dividing the net income attributable to common stockholders by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method and the if-converted method. For purposes of this calculation, stock options are considered to be common stock equivalents and are only included in the calculation of diluted net income per share when their effect is dilutive. For the three and nine months ended June 27, 2020, 7.1 million and 7.1 million shares, respectively, were excluded from the diluted net income per share calculation as their effect would be anti-dilutive.

The following tables provide a reconciliation of the numerator and denominator of the basic and diluted net income per share calculations.

	Quarterly Period Ended		Three Quarterly Periods Ended
(in millions, except per share amounts)	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Numerator
Consolidated net income	$191	$13	$364	$175
Denominator
Weighted average common shares outstanding - basic	132.5	131.5	132.4	131.0
Dilutive shares	1.7	2.7	1.9	3.0
Weighted average common and common equivalent shares outstanding - diluted	134.2	134.2	134.3	134.0

Per common share income
Basic	$1.44	$0.10	$2.75	$1.34
Diluted	$1.42	$0.10	$2.71	$1.31

14.  Accumulated Other Comprehensive Loss

The components and activity of Accumulated other comprehensive loss are as follows:

Quarterly Period Ended	Currency Translation	Defined Benefit Pension and Retiree Health Benefit Plans	Derivative Instruments	Accumulated Other Comprehensive Loss
Balance at March 28, 2020	$(344)	$(57)	$(147)	$(548)
Other comprehensive income (loss), net of tax before reclassifications	11	—	(23)	(12)
Net amount reclassified from accumulated other comprehensive loss	—	—	10	10
Balance at June 27, 2020	$(333)	$(57)	$(160)	$(550)

	Currency Translation	Defined Benefit Pension and Retiree Health Benefit Plans	Derivative Instruments	Accumulated Other Comprehensive Loss
Balance at March 30, 2019	$(173)	$(13)	$—	$(186)
Other comprehensive income (loss), net of tax before reclassifications	10	—	(32)	(22)
Net amount reclassified from accumulated other comprehensive loss	—	—	(3)	(3)
Balance at June 29, 2019	$(163)	$(13)	$(35)	$(211)

Three Quarterly Periods Ended	Currency Translation	Defined Benefit Pension and Retiree Health Benefit Plans	Derivative Instruments	Accumulated Other Comprehensive Loss
Balance at September 28, 2019	$(279)	$(56)	$(51)	$(386)
Other comprehensive loss, net of tax before reclassifications	(54)	(1)	(126)	(181)
Net amount reclassified from accumulated other comprehensive loss	—	—	17	17
Balance at June 27, 2020	$(333)	$(57)	$(160)	$(550)

	Currency Translation	Defined Benefit Pension and Retiree Health Benefit Plans	Derivative Instruments	Accumulated Other Comprehensive Loss
Balance at September 29, 2018	$(175)	$(13)	$32	$(156)
Other comprehensive income (loss), net of tax before reclassifications	12	—	(59)	(47)
Net amount reclassified from accumulated other comprehensive loss	—	—	(8)	(8)
Balance at June 29, 2019	$(163)	$(13)	$(35)	$(211)

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

Executive Summary

COVID-19.  The ongoing pandemic has impacted various businesses and supply chains, including travel restrictions and the extended shutdown of certain industries in various countries. Due to the nature of the majority of our products, geographic footprint and end market diversity, on a consolidated net sales basis we have been modestly impacted with lower customer demand in food service and industrials being offset by higher consumer demand in our healthcare, hygiene and food product categories. Additionally, the impact of travel and safety restriction related to the pandemic has negatively impacted various integration activities and back office functions. The Company will continue to evaluate the potential impacts and closely monitor developments as they arise.

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

RPC Group Plc

In July 2019, the Company completed the acquisition of RPC for aggregate consideration of $6.1 billion. RPC is a leading plastic product design and engineering company for packaging and select non-packaging markets, with 189 sites in 34 countries. RPC develops and manufactures a diverse range of products for a wide variety of customers, including many household names, and enjoys strong market positions in many of the end markets it serves and the geographical areas in which it operates. It uses a wide range of polymer conversion techniques and is also one of the largest plastic recyclers in Europe. The international based facilities are operated within the Consumer Packaging International segment with the remaining U.S. based facilities operated within the Consumer Packaging North America segment. The Company expects to realize annual cost synergies of $150 million of which an estimated $85 million is expected to be realized in fiscal 2020.  See Note 4 to the Consolidated Financial Statements for further details on the acquisition of RPC.

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

Raw Material Trends.  Our primary raw material is plastic resin. Polypropylene and polyethylene account for approximately 90% of our plastic resin pounds purchased.  The three month simple average price per pound, as published by U.S. market indices, were as follows:

	Polyethylene Butene Film			Polypropylene
	2020	2019	2018	2020	2019	2018
1st quarter	$.58	$.64	$.68	$.58	$.76	$.71
2nd quarter	.59	.61	.69	.53	.63	.75
3rd quarter	.56	.63	.68	.48	.62	.76
4th quarter	—	.59	.66	—	.62	.85

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

Outlook.  The Company is affected by general economic and industrial growth, plastic resin availability and affordability, and general industrial production. Our business has both geographic and end market diversity, which reduces the effect of any one of these factors on our overall performance. Our results are affected by our ability to pass through raw material and other cost changes to our customers, improve manufacturing productivity and adapt to volume changes of our customers, including those changes being impacted by the current COVID-19 pandemic. Based on current market conditions we believe portions of our Consumer Packaging segments and our Engineered Materials segment will continue to see volume pressure in the near-term as they are more highly indexed to food service and industrials markets. We also believe our Health, Hygiene, & Specialties segment will continue to have strong volumes for the duration of fiscal 2020 as a result of strong demand for healthcare products. We continue to believe our underlying long-term demand fundamentals in all divisions remain intact as we continue our focus on delivering protective solutions that enhance consumer safety and execute on the Company’s mission statement of “Always Advancing to Protect What’s Important”. For fiscal 2020, we project cash flow from operations and free cash flow of $1,450 million and $830 million, respectively. The free cash flow assumes an estimated $620 million of capital spending, cash taxes of $170 million, cash interest costs of $430 million, and other cash uses of $50 million related to changes in working capital, acquisition integration expenses and costs to achieve synergies. For the definition of free cash flow and further information related to free cash flow as a non-GAAP financial measure, see “Liquidity and Capital Resources”.

Results of Operations

Comparison of the Quarterly Period Ended June 27, 2020 (the "Quarter") and the Quarterly Period Ended June 29, 2019 (the "Prior Quarter")

Acquisition sales and operating income disclosed within this section represents the results from acquisitions for the current period.  Business integration expenses consist of restructuring and impairment charges, acquisition related costs, and other business optimization costs.  Tables present dollars in millions.

Consolidated Overview
	Quarter	Prior Quarter	$ Change	% Change
Net sales	$2,910	$1,937	$973	50%
Operating income	$347	$215	$132	61%
Operating income percentage of net sales	12%	11%

The net sales growth is primarily attributed to acquisition net sales of $1,092 million and a base volume increase of 2%. These increases were partially offset by lower selling prices of $99 million due to the pass through of lower resin costs, a $19 million unfavorable impact from foreign currency changes and Prior Quarter divestiture sales of $34 million.

The operating income increase is primarily attributed to acquisition operating income of $111 million, a $34 million favorable impact from cost productivity and product mix, a $12 million increase due to the base volume growth, and a $6 million decrease in depreciation and amortization. These improvements were partially offset by a $10 million increase in business integration costs, a $5 million unfavorable impact from foreign currency changes and Prior Quarter divestiture operating income of $9 million.

Consumer Packaging International
	Quarter	Prior Quarter	$ Change	% Change
Net sales	$1,020	$52	$968	—
Operating income (loss)	$89	$(1)	$90	—
Operating income percentage of net sales	9%	(2)%

The net sales and operating income growth in the Consumer Packaging International segment is primarily attributed to the RPC acquisition.

Consumer Packaging North America
	Quarter	Prior Quarter	$ Change	% Change
Net sales	$718	$652	$66	10%
Operating income	$93	$73	$20	27%
Operating income percentage of net sales	13%	11%

The net sales growth in the Consumer Packaging North America segment is primarily attributed to acquisition net sales of $117 million related to the U.S. portion of the acquired RPC business, partially offset by lower selling prices of $51 million due to the pass through of lower resin costs.

The operating income increase is primarily attributed to acquisition operating income of $19 million.

Engineered Materials
	Quarter	Prior Quarter	$ Change	% Change
Net sales	$564	$630	$(66)	(10)%
Operating income	$81	$83	$(2)	(2)%
Operating income percentage of net sales	14%	13%

The net sales decrease in the Engineered Materials segment is primarily attributed to a 8% base volume decline reflecting the impact of COVID-19 and lower selling prices of $24 million due to the pass through of lower resin costs, partially offset by acquisition net sales of $7 million.

The operating income decrease is primarily attributed to a $6 million unfavorable impact from the base volume decline, partially offset by cost productivity and a decrease in depreciation and amortization.

Health, Hygiene & Specialties
	Quarter	Prior Quarter	$ Change	% Change
Net sales	$608	$603	$5	1%
Operating income	$84	$60	$24	40%
Operating income percentage of net sales	14%	10%

The net sales growth in the Health, Hygiene & Specialties segment is primarily attributed to base volume growth of 14%, partially offset by lower selling prices of $24 million due to the pass through of lower resin costs, a $19 million unfavorable impact from foreign currency changes, and Prior Quarter sales of $34 million related to the divested SFL business.

The operating income increase is primarily attributed to a $28 million favorable impact from cost productivity and product mix and an $18 million favorable impact from the base volume increase. These increases were partially offset by a $9 million increase in business integration costs, a $5 million unfavorable impact from foreign currency changes, and Prior Quarter operating income of $9 million related to the divested SFL business.

Other (income) expense, net
	Quarter	Prior Quarter	$ Change	% Change
Other (income) expense, net	$(7)	$136	$(143)	(105)%

The other (income) expense improvement is primarily attributed to non-recurring, unfavorable foreign currency changes related to the foreign exchange forward contracts entered into as a part of the RPC acquisition in the Prior Quarter.

Interest expense, net
	Quarter	Prior Quarter	$ Change	% Change
Interest expense, net	$110	$71	$39	55%

The interest expense increase is primarily attributed to the incremental debt facilities entered into as part of the RPC acquisition.

Income tax expense (benefit)
	Quarter	Prior Quarter	$ Change	% Change
Income tax expense (benefit)	$53	$(5)	$58	—

The income tax expense increase is primarily attributed to higher pre-tax book income and the Prior Quarter included a loss on foreign exchange forward contracts resulting in a $30 million income tax benefit.

Changes in Comprehensive Income

The $201 million improvement in comprehensive income from the Prior Quarter was primarily attributed to a $178 million improvement in net income and a $22 million favorable change in the fair value of derivative instruments, net of tax. As part of the overall risk management, the Company uses derivative instruments to (i) reduce our exposure to changes in interest rates attributed to the Company’s borrowings and (ii) reduce foreign currency exposure to translation of certain foreign operations. The Company records changes to the fair value of these instruments in Accumulated other comprehensive loss.  The change in fair value of these instruments in fiscal 2020 versus fiscal 2019 is primarily attributed to the change in the forward interest and foreign exchange curves between measurement dates.

Comparison of the Three Quarterly Periods Ended June 27, 2020 (the "YTD") and the Three Quarterly Periods Ended June 29, 2019 (the "Prior YTD")

Acquisition sales and operating income disclosed within this section represents the results from acquisitions for the current period.  Business integration expenses consist of restructuring and impairment charges, acquisition related costs, and other business optimization costs.  Tables present dollars in millions.

Consolidated Overview
	YTD	Prior YTD	$ Change	% Change
Net sales	$8,701	$5,859	$2,842	49%
Operating income	$830	$576	$254	44%
Operating income percentage of net sales	10%	10%

The net sales growth is primarily attributed to acquisition net sales of $3,346 million and a base volume increase of 1%, partially offset by lower selling prices of $429 million due to the pass through of lower resin costs, Prior YTD divestiture sales of $86 million and a $32 million unfavorable impact from foreign currency changes.

The operating income increase is primarily attributed to acquisition operating income of $245 million, a $22 million decrease in depreciation and amortization, a $16 million favorable impact from the base volume increase, and a $7 million decrease in business integration costs. These improvements were partially offset by a $9 million increase in selling, general and administrative expenses and Prior YTD divestiture operating income of $25 million.

Consumer Packaging International
	YTD	Prior YTD	$ Change	% Change
Net sales	$3,125	$153	$2,972	—
Operating income	$195	$(2)	$197	—
Operating income percentage of net sales	6%	(1)%

The net sales and operating income growth in the Consumer Packaging International segment is attributed to the RPC acquisition.

Consumer Packaging North America
	YTD	Prior YTD	$ Change	% Change
Net sales	$2,104	$1,892	$212	11%
Operating income	$226	$168	$58	35%
Operating income percentage of net sales	11%	9%

The net sales growth in the Consumer Packaging North America segment is primarily attributed to acquisition net sales of $356 million related to the U.S. portion of the acquired RPC business and a 1% base volume improvement, partially offset by lower selling prices of $161 million due to the pass through of lower resin costs.

The operating income increase is primarily attributed to acquisition operating income of $47 million and an $8 million favorable impact from cost productivity and product mix.

Engineered Materials
	YTD	Prior YTD	$ Change	% Change
Net sales	$1,747	$1,910	$(163)	(9)%
Operating income	$239	$250	$(11)	(4)%
Operating income percentage of net sales	14%	13%

The net sales decrease in the Engineered Materials segment is primarily attributed to lower selling prices of $123 million due to the pass through of lower resin costs and a 3% base volume decline as a result of COVID-19, partially offset by acquisition net sales of $18 million.

The operating income decrease is primarily attributed to a $12 million unfavorable impact from price cost spread and an $8 million unfavorable impact from the base volume decline, partially offset by an $8 million decrease in depreciation and amortization.

Health, Hygiene & Specialties
	YTD	Prior YTD	$ Change	% Change
Net sales	$1,725	$1,904	$(179)	(9)%
Operating income	$170	$160	$10	6%
Operating income percentage of net sales	10%	8%

The net sales decrease in the Health, Hygiene & Specialties segment is primarily attributed to lower selling prices of $145 million due to the pass through of lower resin costs and Prior YTD sales of $86 million related to the divested SFL business, partially offset by a 5% base volume increase.

The operating income increase is primarily attributed to a $23 million favorable impact from the base volume increase, a $9 million favorable impact from cost productivity and product mix, and a $10 million decrease in depreciation and amortization. These increases were partially offset by Prior YTD operating income of $25 million related to the divested SFL business.

Other expense, net
	YTD	Prior YTD	$ Change	% Change
Other expense, net	$6	$159	$(153)	(105)%

Other expense in the YTD includes $26 million of debt extinguishment costs, primarily a result of the prepayment of the entire outstanding amount of our existing euro denominated term loan, partially offset by favorable foreign currency changes associated with the remeasurement of non-operating intercompany balances. The Prior YTD primarily contains non-recurring, unfavorable foreign currency changes related to the foreign exchange forward contracts entered into as a part of the RPC acquisition.

Interest expense, net
	YTD	Prior YTD	$ Change	% Change
Interest expense, net	$339	$201	$138	69%

The interest expense increase is primarily attributed to the incremental debt facilities entered into as part of the RPC acquisition.

Income tax expense
	YTD	Prior YTD	$ Change	% Change
Income tax expense	$121	$41	$80	195%

The income tax expense increase is primarily attributed to higher pre-tax book income and the Prior YTD included a loss on foreign exchange forward contracts resulting in a $30 million income tax benefit.

Changes in Comprehensive Income

The $80 million improvement in comprehensive income from the Prior YTD was primarily attributed to a $189 million improvement in net income, partially offset by a $66 million unfavorable change in currency translation and a $42 million unfavorable change in the fair value of derivative instruments, net of tax. Currency translation gains and losses are primarily related to non-U.S. subsidiaries with a functional currency other than U.S. dollars whereby assets and liabilities are translated from the respective functional currency into U.S. dollars using period-end exchange rates. The change in currency translation in the YTD was primarily attributed to locations utilizing the euro, British pound sterling, Brazilian real, Canadian dollar, Chinese renminbi and Mexican peso as the functional currency. As part of the overall risk management, the Company uses derivative instruments to (i) reduce our exposure to changes in interest rates attributed to the Company’s borrowings and (ii) reduce foreign currency exposure to translation of certain foreign operations. The Company records changes to the fair value of these instruments in Accumulated other comprehensive loss.  The change in fair value of these instruments in fiscal 2020 versus fiscal 2019 is primarily attributed to the change in the forward interest and foreign exchange curves between measurement dates.

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

Cash Flows

Net cash from operating activities increased $408 million from the Prior YTD primarily attributed to improved net income prior to non-cash activities.

Net cash used in investing activities decreased $117 million from the Prior YTD primarily attributed to proceeds from the settlement of cross-currency derivatives partially offset by increased capital expenditures as a result of the RPC acquisition.

Net cash used in financing activities increased $237 million from the Prior YTD primarily attributed to higher net debt repayments partially offset by lower share repurchase activity.

Share Repurchases

No shares were repurchased during the quarter. Authorized share repurchases of $393 million remain available to the Company.

Free Cash Flow

We define "Free cash flow" as cash flow from operating activities less net additions to property, plant and equipment.

Based on our definition, our consolidated Free cash flow is summarized as follows:

Three Quarterly Periods Ended
June 27, 2020
Cash flow from operating activities	$979
Additions to property, plant and equipment, net	(419)
Free cash flow	$560

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

Liquidity Outlook

At June 27, 2020, our cash balance was $906 million, of which approximately 60% was located outside the U.S.  We believe our existing U.S. based cash and cash flow from U.S. operations, together with available borrowings under our senior secured credit facilities, will be adequate to meet our liquidity needs over the next twelve months.  We do not expect our free cash flow to be sufficient to cover all long-term debt obligations and intend to refinance these obligations prior to maturity.  However, we cannot predict our future results of operations and our ability to meet our obligations involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section of our most recent Form 10-K filed with the Securities and Exchange Commission and in this Form 10-Q, if any.

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

Three Quarterly Periods Ended
June 27, 2020
Net sales	$4,361
Gross profit	932
Earnings from continuing operations	189
Net income	$189

Includes $20 million of income associated with intercompany activity with non-guarantor subsidiaries.

	June 27, 2020	September 28, 2019
Assets
Current assets	$1,674	$1,237
Noncurrent assets	6,339	5,088

Liabilities
Current liabilities	$915	$862
Noncurrent liabilities	12,391	11,915

Includes $475 million of intercompany payables due to non-guarantor subsidiaries as of June 27, 2020 and $45 million of intercompany receivables due from non-guarantor subsidiaries as of September 28, 2019.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are exposed to market risk from changes in interest rates primarily through our senior secured credit facilities. Our senior secured credit facilities are comprised of (i) $6.2 billion term loans and (ii) a $850 million revolving credit facility with no borrowings outstanding. Borrowings under our senior secured credit facilities bear interest at a rate equal to an applicable margin plus LIBOR.  The applicable margin for LIBOR rate borrowings under the revolving credit facility ranges from 1.25% to 1.50%, and the margin for term loans is 2.00% per annum. As of period end, the LIBOR rate of approximately 0.18% was applicable to the term loans. A 0.25% change in LIBOR would increase our annual interest expense by $8 million on variable rate term loans.

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

Foreign Currency Risk

As a global company, we face foreign currency risk exposure from fluctuating currency exchange rates, primarily the U.S. dollar against the euro, British pound sterling, Brazilian real, Chinese renminbi, Canadian dollar and Mexican peso.  Significant fluctuations in currency rates can have a substantial impact, either positive or negative, on our revenue, cost of sales, and operating expenses.  Currency translation gains and losses are primarily related to non-U.S. subsidiaries with a functional currency other than U.S. dollars whereby assets and liabilities are translated from the respective functional currency into U.S. dollars using period-end exchange rates and impact our Comprehensive income.  A 10% decline in foreign currency exchange rates would have had a $20 million unfavorable impact on our Net income for the three quarterly periods ended June 27, 2020.

The Company is party to certain cross-currency swaps to hedge a portion of our foreign currency risk. The swap agreements mature May 2022 (€250 million), June 2024 (€1,625 million) and July 2027 (£700 million). In addition to cross-currency swaps, we hedge a portion of our foreign currency risk by designating foreign currency denominated long-term debt as net investment hedges of certain foreign operations. As of June 27, 2020, we had outstanding long-term debt of €785 million that was designated as a hedge of our net investment in certain euro-denominated foreign subsidiaries.

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

Item 1A.  Risk Factors

Before investing in our securities, we recommend that investors carefully consider the risks described in our most recent Form 10-K filed with the Securities and Exchange Commission and our Quarterly Report on Form 10-Q for the quarter ended March 28, 2020, including those under the heading "Risk Factors" and other information contained in this Quarterly Report.  Realization of any of these risks could have a material adverse effect on our business, financial condition, cash flows and results of operations.

The ongoing COVID-19 pandemic could continue to have an adverse impact on our business, financial condition, liquidity, and results of operations, which may be material.

The ongoing COVID-19 pandemic has impacted demand for some of our products and we may not be successful in allocating resources to address rapidly shifting demand among our product lines. Additionally, the impact of travel and safety restrictions related to the COVID-19 pandemic has had and is expected to continue to have an adverse effect on certain integration activities, including the ongoing process of implementing standardized internal control procedures within the recently acquired RPC business. The extent to which the ongoing COVID-19 pandemic adversely impacts our business, financial condition, liquidity and results of operations will depend on future developments that are highly uncertain and cannot be predicted, including, but not limited to, the duration of the pandemic, the severity of the COVID-19 virus, potential actions taken by various governmental authorities in response to the pandemic, and the timing of recovery of the global economy. As a result, we cannot at this time predict the overall impact of the COVID-19 pandemic, but it could have a material adverse impact on our business, financial condition, liquidity, and results of operations. To the extent the COVID-19 pandemic adversely affects our business, financial condition, liquidity, or results of operations, it may also have the effect of heightening many of the other risks described in the “Risk Factors” section of our most recent Form 10-K.

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

●	increases in the cost of compliance with laws and regulations, including environmental, safety, anti-plastic legislation, production and product laws and regulations;
●	employee shutdowns or strikes or the failure to renew effective bargaining agreements;
●	risks related to disruptions in the overall economy and the financial markets that may adversely impact our business, including as a result of the COVID-19 pandemic;
●	risk of catastrophic loss of one of our key manufacturing facilities, natural disasters, and other unplanned business interruptions;
●	risks related to the failure of, inadequacy of, or cybersecurity attacks on our information technology systems and infrastructure;
●	risks related to market acceptance of our developing technologies and products;
●	general business and economic conditions, particularly an economic downturn;
●	risks that our restructuring programs may entail greater implementation costs or result in lower cost savings than anticipated;

●	ability of our insurance to fully cover potential exposures;
●	risks related to future write-offs of our substantial goodwill;
●	risks of competition, including foreign competition, in our existing and future markets;
●	new legislation or new regulations and the Company's corresponding interpretations of either may affect our business and consolidated financial condition and results of operations; and
●	the other factors discussed in our most recent Form 10-K and in this Form 10-Q in the section titled "Risk Factors."

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Repurchases of Equity Securities

During the quarter, the Company did not repurchase any shares. As of June 27, 2020, $393 million of authorized shares remained available to purchase under the program.

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

Berry Global Group, Inc.

July 31, 2020	By:	/s/ Mark W. Miles
Mark W. Miles
Chief Financial Officer