Form 10-K
period 2020-09-26
BERRY GLOBAL GROUP, INC.
filed 2020-11-23
CIK 1378992

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 26, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes ☐   No ☒

The aggregate market value of the common stock of the registrant held by non-affiliates was approximately $4.6 billion as of March 27, 2020, the last business day of the registrant’s most recently completed second fiscal quarter. The aggregate market value was computed using the closing sale price as reported on the New York Stock Exchange. As of November 23, 2020, there were 133.5 million shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Berry Global Group, Inc.’s Proxy Statement for its 2021 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

Information included in or incorporated by reference in filings with the U.S. Securities and Exchange Commission (the “SEC”) and the Company’s press releases or other public statements, contain or may contain forward-looking statements.  This report includes “forward-looking’ statements with respect to our financial condition, results of operations and business and our expectations or beliefs concerning future events.  These statements contain words such as “believes,” “expects,” “may,” “will,” “should,” “would,” “could,” “seeks,” “approximatly,” “intends,” “plans,” “estimates,” “project,” “outlook,” “anticipates” or “looking forward” or similar expressions that relate to our strategy, plans, intentions, or expectations.  All statements we make relating to our estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates, and financial results or to our expectations regarding future industry trends are forward-looking statements.  In addition, we, through our senior management, from time to time make forward-looking public statements concerning our expected future operations and performance and other developments.  These forward-looking statements are subject to risks and uncertainties that may change at any time, and, therefore, our actual results may differ materially from those that we expected.  All forward-looking statements are made only as of the date hereof, and we undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

Additionally, we caution readers that the list of important factors discussed in the section titled “Risk Factors” may not contain all of the material factors that are important to you.  In addition, in light of these risks and uncertainties, the matters referred to in the forward-looking statements contained in this report may not in fact occur.  Accordingly, readers should not place undue reliance on those statements.

TABLE OF CONTENTS
FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 26, 2020

Item 1.  BUSINESS
(In millions of dollars, except as otherwise noted)

General

Berry Global Group, Inc. (“Berry,” “we,” or the “Company”) is a leading global supplier of a broad range of innovative rigid, flexible and non-woven products used every day within consumer and industrial end markets.  We sell our products predominantly into stable, consumer-oriented end markets, such as healthcare, personal care, and food and beverage.  Our customers consist of a diverse mix of leading global, national, mid-sized regional and local specialty businesses. The size and scope of our customer network allows us to introduce new products we develop or acquire to a vast audience that is familiar with our business.  For the fiscal year ended September 26, 2020 (“fiscal 2020”), no single customer represented more than 5% of net sales and our top ten customers represented approximately 15% of net sales.  We believe our manufacturing processes, manufacturing footprint and our ability to leverage our scale to reduce costs, positions us as a low-cost manufacturer relative to our competitors.

Additional financial information about our segments is provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the “Notes to Consolidated Financial Statements,” which are included elsewhere in this Form 10-K.

Segment Overview

Consumer Packaging International

The Consumer Packaging International segment primarily consists of the following product groups:

Closures and Dispensing Systems.  We manufacture a wide range of closures, dispensing systems and applicators for a variety of end markets specializing in convenience, safety, security and e-commerce formats.

Pharmaceutical Devices and Packaging.  We manufacture inhalers and dose counters in addition to bottles and vials for over-the-counter and prescription medicines.

Bottles and Canisters.  We manufacture a collection packaging solutions for consumer and industrial applications across personal care, beverage, and food markets.

Polythene films.  We manufacture polythene films for a diverse range of end markets, including agriculture and horticulture, construction, industrial, healthcare and waste services.

Recycling.  We have capabilities to recycle both rigid and flexible end of life materials from industrial and consumer sources with a wide range of re-use applications across packaging and non-packaging formats.

Containers.  We manufacture injection molded and thermoformed containers and lids across consumer and industrial packaging end markets.

Technical Components.  We manufacture complex high-precision molds and molded components including temporary waste storage solutions and products manufactured using rotational molding technology for materials handling and specialty vehicles markets.

Consumer Packaging North America

The Consumer Packaging North America segment primarily consists of the following product groups:

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

Tape Products.  We manufacture cloth and foil tape products.  Other tape products include high-quality, high-performance liners of splicing and laminating tapes, flame-retardant tapes, flashing and seaming tapes, double-faced cloth, masking, mounting, and medical and specialty tapes.  Tape products are sold primarily through distributors and directly to end users for industrial, building and construction, and retail market applications.

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

Employees

Our commitment to the health and safety of our employees remains our number one priority as evidenced by our OSHA incident rate of approximately 1.0 being significantly lower than the industry average.  Specifically related to the COVID-19 pandemic, our rigorous precautionary measures have included the formation of global and regional response teams that maintain contact with authorities and experts, restrictions on company travel, quarantine protocols, disinfection measures and other actions designed to help protect employees.  We expect to continue these measures until the pandemic is adequately contained.

As of the end of fiscal 2020, we employed approximately 47,000 employees with approximately 20% of those employees being covered by collective bargaining agreements.  The collective bargaining agreements covering a majority of these employees expire annually and as a result, are due for renegotiation in fiscal year ending 2021 (“fiscal 2021”).  Our relations with employees under collective bargaining agreements remain satisfactory and there have been no significant work stoppages or other labor disputes during the past three years.

Patents, Trademarks and Other Intellectual Property

We customarily seek patent and trademark protection for our products and brands while seeking to protect our proprietary know-how.  While important to our business in the aggregate, sales of any one individually patented product is not considered material to any specific segment or the consolidated results.

Environmental and Sustainability

Plastic continues to gain share as the preferred substrate across many of the applications in which we participate. This is driven by its superior capabilities – clarity, protection, design versatility, consumer safety, convenience and barrier properties, as well as its superior environmental performance. As the most resource-efficient substrate, the use of plastics reduces greenhouse gas emissions, energy consumption, water use, and waste generation compared to alternatives. In addition to reducing waste through lighter weight products, plastics also prevent significant waste generation by both protecting products through the supply chain and extending the shelf-life of food. For these reasons, we believe plastics is and will continue to be the most sustainable material.

Many of our customers have aggressive sustainability goals. Customers are increasingly interested in products that can help them achieve their goals and want to partner with companies that have similar ambitions. We are taking a science-based approach, using lifecycle assessment to inform our decision making process. We have teams dedicated to improving the circularity of our products – optimizing design for reuse, recycling or composting. We are also reducing our use of virgin, fossil fuels by increasing use of both recycled plastics and bioplastics, lightweighting our products, and increasing the use of renewable energy in our operations. We continue to launch new products and components in North America and Europe made with post-consumer resin. To meet growing demand for recycled content, we have entered into offtake agreements for both mechanically recycled and advanced recycled resins as well as expanded our own recycling operations in North America and Europe. We are also partnering with the Ellen MacArthur Foundation, Alliance to End Plastic Waste and other leading companies in our efforts to create a more circular economy for plastics.

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

Item 1A.  RISK FACTORS

Operational Risks

Effectively managing change and growth.

Our future revenue and operating results will depend on our ability to effectively manage the anticipated growth and managing customer timelines. We are continuously investing in growth areas and expanding our operations, increasing our headcount and expanding into new product offerings. This growth has placed significant demands on our management as well as our financial and operational resources, and continued growth presents several challenges, including:

●	expanding manufacturing capacity, maintaining quality and increasing production;
●	identifying, attracting and retaining qualified personnel;
●	increasing our regulatory compliance capabilities, particularly in new lines of business or product offerings;

Increases in resin prices or a shortage of available resin could harm our financial condition and results of operations.

Plastic resins are subject to price fluctuations and availability, due to external factors, such as the COVID-19 pandemic, that are beyond our control. Material shortages or our inability to timely pass through price increases to our customers may adversely affect our business, financial condition and results of operations.

We may not be able to compete successfully and our customers may not continue to purchase our products.

We compete with multiple companies in each of our product lines on the basis of a number of considerations, including price, service, quality, product characteristics and the ability to supply products to customers in a timely manner.  Our products also compete with various other substrates.  Some of these competitive products are not subject to the impact of changes in resin prices, which may have a significant and negative impact on our competitive position versus substitute products.  Our competitors may have financial and other resources that are substantially greater than ours and may be better able than us to withstand higher costs.  Competition could result in our products losing market share or our having to reduce our prices, either of which could have a material adverse effect on our business, financial condition and results of operations.  In addition, since we do not have long-term arrangements with many of our customers, these competitive factors could cause our customers to shift suppliers and/or packaging material quickly.  Our success depends, in part, on our ability to respond timely to customer and market changes.

We may pursue and execute acquisitions or divestitures, which could adversely affect our business.

As part of our growth strategy, we consider transactions that either complement or expand our existing business and create economic value.  Transactions involve special risks, including the potential assumption of unanticipated liabilities and contingencies as well as difficulties in integrating acquired businesses or carving-out divested businesses, which may result in substantial costs, delays or other problems that could adversely affect our business, financial condition and results of operations.  Furthermore, we may not realize all of the synergies we expect to achieve from our current strategic initiatives due to a variety of risks.  If we are unable to achieve the benefits that we expect to achieve from our strategic initiatives, it could adversely affect our business, financial condition and results of operations. Additionally, the impact of travel and safety restriction related to external factors, such as the COVID-19 pandemic, could continue to negatively impact various integration activities and back office functions, which may adversely affect our business.

In the event of a catastrophic loss of one of our key manufacturing facilities, our business would be adversely affected.

While we manufacture our products in a large number of diversified facilities and maintain insurance covering our facilities, including business interruption insurance, a catastrophic loss of the use of all or a portion of one of our key manufacturing facilities due to accident, labor issues, weather conditions, natural disaster, pandemic or otherwise, whether short or long-term, could result in significant losses.

Employee retention or the failure to renew collective bargaining agreements could disrupt our business.

While we have not had material issues historically with employee retention of qualified personnel, there can be no assurance we will be able to recruit, train, assimilate, motivate and retain employees in the future.  Additionally, we may not be able to maintain constructive relationships with labor unions or trade councils.  We may not be able to successfully negotiate new collective bargaining agreements on satisfactory terms in the future.  The loss of a substantial number of these employees or a prolonged labor dispute could disrupt our business and result in significant losses.

We depend on information technology systems and infrastructure to operate our business, and increased cybersecurity threats, system inadequacies, and failures could disrupt our operations, compromise customer, employee, vendor and other data which could negatively affect our business.

We rely on the efficient and uninterrupted operation of information technology systems and networks.  These systems and networks are vulnerable to increased cybersecurity threats and more sophisticated computer crime, energy interruptions, telecommunications failures, breakdowns, natural disasters, terrorism, war, computer malware or other malicious intrusions.

We also maintain and have access to sensitive, confidential or personal data or information that is subject to privacy and security laws, regulations, and customer controls.  Despite our efforts to protect such information, security breaches, misplaced or lost data and programming damages could result in production downtimes, operational disruptions, transaction errors, loss of business opportunities, violation of privacy laws and legal liability, fines, penalties or negative publicity could result in a negative impact on the business.  While we have not had material system interruptions historically associated with these risks, there can be no assurance that these advanced and persistent threats will prevent future interruptions that could result in significant losses.

Financial and Legal Risks

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

We have a substantial amount of goodwill.  Future changes in market multiples, cost of capital, expected cash flows, or other external factors, such as the COVID-19 pandemic may adversely affect our business and cause our goodwill to be impaired, resulting in a non-cash charge against results of operations to write off goodwill or indefinite lived intangible assets for the amount of impairment.  If a future write-off is required, the charge could result in significant losses.

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

While we have not been required historically to make significant capital expenditures in order to comply with applicable environmental laws and regulations, we cannot predict our future capital expenditure requirements because of continually changing compliance standards and environmental technology.  Furthermore, violations or contaminated sites that we do not know about (including contamination caused by prior owners and operators of such sites or newly discovered information) could result in additional compliance or remediation costs or other liabilities, which could be material.  In addition, federal, state, local, and foreign governments could enact laws or regulations concerning environmental matters, such as greenhouse gas emissions, that increase the cost of producing, or otherwise adversely affect the demand for, plastic products.  Legislation that would prohibit, tax or restrict the sale or use of certain types of plastic and other containers, and would require diversion of solid waste such as packaging materials from disposal in landfills, has been or may be introduced.  Although we believe that any such laws promulgated to date have not had a material adverse effect on us, there can be no assurance that future legislation or regulation would not have a material adverse effect on us.  Furthermore, a decline in consumer preference for plastic products due to environmental considerations could result in significant losses.

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

Item 1B.  UNRESOLVED STAFF COMMENTS

None.

Item 2.  PROPERTIES

Our primary manufacturing facilities by geographic area were as follows:

Geographic Region	Total Facilities	Leased Facilities
US and Canada	118	29
Europe	137	33
Rest of world	48	28

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

PART II

Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock “BERY” is listed on the New York Stock Exchange. As of the date of this filing there were fewer than 500 active record holders of the common stock, but we estimate the number of beneficial stockholders to be much higher as a number of our shares are held by brokers or dealers for their customers in street name. During fiscal 2019 and 2020, we did not declare or pay any cash dividends on our common stock.

Issuer Purchases of Equity Securities

During the fourth quarter of fiscal 2020, the Company did not repurchase shares. As of September 26, 2020, $393 million of authorized shares remained available for purchase under the current repurchase program.

Item 6.  SELECTED FINANCIAL DATA

The following table presents selected historical consolidated financial data derived from the consolidated financial statements of Berry Global Group, Inc. for the periods indicated. The financial data for our fiscal 2016 through fiscal 2020 should be read in conjunction with those consolidated financial statements, related notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations. The table presented below is unaudited.

	Fiscal 2020	Fiscal 2019	Fiscal 2018	Fiscal 2017	Fiscal 2016
Statement of Operations Data:
Net sales	$11,709	$8,878	$7,869	$7,095	$6,489
Operating income	1,179	974	761	732	581
Net income	559	404	496	340	236
Net Income Per Share Data:
Basic, net income per share	$4.22	$3.08	$3.77	$2.66	$1.95
Diluted, net income per share	4.14	3.00	3.67	2.56	1.89
Balance Sheet Data:
Total assets	$16,701	$16,469	$9,131	$8,476	$7,653
Long-term debt obligations	10,237	11,365	5,844	5,641	5,755
Statement of Cash Flow Data:
Net cash from operating activities	$1,530	$1,201	$1,004	$975	$857
Net cash from investing activities	(316)	(6,251)	(1,035)	(774)	(2,579)
Net cash from financing activities	(1,220)	5,426	113	(226)	1,817

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Berry Global Group, Inc. (“Berry,” “we,” or the “Company”) is a leading global supplier of a broad range of innovative rigid, flexible and non-woven products used every day within consumer and industrial end markets.  We sell our products predominantly into stable, consumer-oriented end markets, such as healthcare, personal care, and food and beverage.  Our customers consist of a diverse mix of leading global, national, mid-sized regional and local specialty businesses. The size and scope of our customer network allows us to introduce new products we develop or acquire to a vast audience that is familiar with our business.  For fiscal year 2020, no single customer represented more than 5% of net sales and our top ten customers represented approximately 15% of net sales.  We believe our manufacturing processes, manufacturing footprint and our ability to leverage our scale to reduce costs, positions us as a low-cost manufacturer relative to our competitors.

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

Business.  The Company’s operations are organized into four reporting segments: Consumer Packaging International, Consumer Packaging North America, Engineered Materials and Health, Hygiene & Specialties.  The structure is designed to align us with our customers, provide improved service, drive future growth, and to facilitate synergies realization. The Consumer Packaging International segment primarily consists of containers, closures, dispensing systems, pharmaceutical devices, polythene films, and technical components and includes the international portion of the acquired business of RPC Group Plc (“RPC”).  The Consumer Packaging North America segment primarily consists of containers, foodservice items, closures, overcaps, bottles, prescription vials, and tubes.  The Engineered Materials segment primarily consists of tapes and adhesives, polyethylene-based film products, can liners, and specialty coated and laminated products.  The Health, Hygiene & Specialties segment primarily consists of nonwoven specialty materials and films used in hygiene, infection prevention, personal care, industrial, construction, and filtration applications.

Outlook.  The Company is affected by general economic and industrial growth, plastic resin availability and affordability, and general industrial production.  Our business has both geographic and end market diversity, which reduces the effect of any one of these factors on our overall performance.  Our results are affected by our ability to pass through raw material and other cost changes to our customers, improve manufacturing productivity and adapt to volume changes of our customers.  By providing advantaged products in targeted markets, we continue to believe our underlying long-term demand fundamental in all divisions will remain strong as we focus on delivering protective solutions that enhance consumer safety and execute on the Company’s mission statement of “Always Advancing to Protect What’s Important.”  For fiscal 2021, we project cash flow from operations between $1,625 to $1,525 million and free cash flow between $975 to $875 million.  Projected fiscal 2021 free cash flow assumes $650 million of capital spending.  For the definition of free cash flow and further information related to free cash flow as a non-GAAP financial measure, see “Liquidity and Capital Resources.”

Recent Acquisitions and Dispositions

Our acquisition strategy is focused on improving our long-term financial performance, enhancing our market positions, and expanding our existing and complementary product lines. We seek to obtain businesses for attractive post-synergy multiples, creating value for our stockholders from synergy realization, leveraging the acquired products across our customer base, creating new platforms for future growth, and assuming best practices from the businesses we acquire. While the expected benefits on earnings are estimated at the commencement of each transaction, once the execution of the plan and integration occur, we are generally unable to accurately estimate or track what the ultimate effects have been due to system integrations and movements of activities to multiple facilities. As historical business combinations and restructuring plans have not allowed us to accurately separate realized synergies compared to what was initially identified, we estimate the synergy realization based on the overall segment profitability post-integration.

RPC Group Plc Acquisition

In July 2019, the Company completed the acquisition of RPC for aggregate consideration of $6.1 billion. RPC is a leading plastic product design and engineering company for packaging and select non-packaging markets, with 189 sites in 34 countries. RPC develops and manufactures a diverse range of products for a wide variety of customers, including many household names, and enjoys strong market positions in many of the end markets it serves and the geographical areas in which it operates. It uses a wide range of polymer conversion techniques and is also one of the largest plastic recyclers in Europe. The international based facilities are operated within the Consumer Packaging International segment with the remaining U.S. based facilities operated within the Consumer Packaging North America segment. The Company expects to realize annual cost synergies of $150 million of which an estimated $50 million is expected to be realized in fiscal 2021.  Refer to Note 2. Acquisitions and Dispositions for further information.

Seal For Life Disposition

In July 2019, the Company completed the sale of its Seal For Life (“SFL”) business which was operated in our Health, Hygiene & Specialties segment for net proceeds of $326 million.  A pretax gain of $214 million on the sale was recorded in Restructuring and transaction activities on the Consolidated Statements of Income.

U.S. Flexible Packaging Converting Disposition

In October 2020, the Company reached an initial agreement to sell its U.S. flexible packaging converting business which was primarily operated in the Engineered Materials segment for $140 million, which is preliminary and subject to adjustment at closing.  The Company reported fiscal 2020 net sales of approximately $200 million related to the business.

Discussion of Results of Operations for Fiscal 2020 Compared to Fiscal 2019

Acquisition sales and operating income disclosed within this section represent the results from acquisitions for the current period.  Business integration expenses consist of restructuring and impairment charges, acquisition related costs, and other business optimization costs.  Tables present dollars in millions.

Consolidated Overview	Fiscal Year
	2020	2019	$ Change	% Change
Net sales	$11,709	$8,878	$2,831	32%
Operating income	$1,179	$974	$205	21%
Operating income percentage of net sales	10%	11%

The net sales growth is primarily attributed to acquisition net sales of $3,346 million and an organic volume increase of 2%, partially offset by lower selling prices of $581 million due to the pass through of lower resin costs and Prior YTD divestiture sales of $96 million.

The operating income increase is primarily attributed to acquisition operating income of $245 million, an $87 million favorable impact from cost productivity and product mix, a $47 million favorable impact from the 2% organic volume increase, a $39 million inventory fair value step-up related to the RPC acquisition in the Prior YTD, a $35 million decrease in business integration expenses, and a $31 million decrease in depreciation and amortization.  These improvements were partially offset by a $214 million unfavorable change from the Prior YTD gain on the sale of our SFL business, a $32 million increase in selling, general and administrative expense primarily related to higher accrued performance-based compensation, and Prior YTD divestiture operating income of $28 million.

Consumer Packaging International	Fiscal Year
	2020	2019	$ Change	% Change
Net sales	$4,195	$1,229	$2,966	241%
Operating income	$299	$12	$287	2,392%
Operating income percentage of net sales	7%	1%

The net sales growth in the Consumer Packaging International segment is primarily attributed to net sales of $2,971 from the RPC acquisition, a $39 million favorable impact from foreign currency changes, and an organic volume increase of 1%, partially offset by lower selling prices of $56 million due to the pass through of lower resin costs.

The operating income increase is primarily attributed to acquisition operating income of $196 million, a $39 million inventory fair value step-up related to the RPC acquisition in the Prior YTD, a $21 million decrease in business integration costs, and a $21 million favorable impact from cost productivity and product mix.

Consumer Packaging North America	Fiscal Year
	2020	2019	$ Change	% Change
Net sales	$2,850	$2,636	$214	8%
Operating income	$320	$234	$86	37%
Operating income percentage of net sales	11%	9%

The net sales growth in the Consumer Packaging North America segment is primarily attributed to acquisition net sales of $356 million related to the U.S. portion of the acquired RPC business and a 2% base volume improvement, partially offset by lower selling prices of $205 million due to the pass through of lower resin costs.

The operating income increase is primarily attributed to acquisition operating income of $47 million, a $27 million favorable impact from cost productivity and product mix, and a $16 million favorable impact from the base volume increase.  These increases were partially offset by a $12 million increase in selling, general and administrative expenses.

Engineered Materials	Fiscal Year
	2020	2019	$ Change	% Change
Net sales	$2,334	$2,538	$(204)	(8)%
Operating income	$317	$318	$(1)	0%
Operating income percentage of net sales	14%	13%

The net sales decrease in the Engineered Materials segment is primarily attributed to lower selling prices of $159 million due to the pass through of lower resin costs and a 2% organic volume decline primarily within our industrials business as a result of the impact of the COVID-19 pandemic.

The operating income decrease was modestly impacted by the organic volume decline and an increase in selling, general and administrative expenses. These increases were partially offset by a $12 million decrease in depreciation and amortization expense.

Health, Hygiene & Specialties	Fiscal Year
	2020	2019	$ Change	% Change
Net sales	$2,330	$2,475	$(145)	(6)%
Operating income	$243	$410	$(167)	(41)%
Operating income percentage of net sales	10%	17%

The net sales decrease in the Health, Hygiene & Specialties segment is primarily attributed to lower selling prices of $164 million due to the pass through of lower resin costs, Prior YTD sales of $96 million related to the divested SFL business, and a $37 million unfavorable impact from foreign currency changes, partially offset by a 7% organic volume improvement.

The operating income decrease is primarily attributed to a $214 million unfavorable change from the Prior YTD gain on the sale of our SFL business, Prior YTD divestiture operating income of $28 million, and an $11 million increase in selling, general and administrative expenses. These decreases were partially offset by a $43 million favorable impact from cost productivity and product mix, a $36 million favorable impact from the organic volume improvement, and a $13 million decrease in depreciation and amortization expense.

Other expense, net	Fiscal Year
	2020	2019	$ Change	% Change
Other expense, net	$31	$155	$(124)	(80)%

The Other expense decrease is primarily attributed to Prior YTD charges for foreign exchange forward contracts of $99 million and cross currency swaps of $41 million related to the closing of the RPC acquisition.

Interest expense, net	Fiscal Year
	2020	2019	$ Change	% Change
Interest expense, net	$435	$329	$106	32%

The interest expense increase is primarily attributed to the incremental debt facilities entered into as part of the RPC acquisition.

Income tax expense	Fiscal Year
	2020	2019	$ Change	% Change
Income tax expense	$154	$86	$68	79%

The income tax expense increase is primarily attributed to higher pre-tax book income.  Our effective tax rate for fiscal 2020 was 22% and was positively impacted by 2% from generation of federal and state credits and 1% from change in foreign valuation allowance. These favorable items were partially offset by 2% from withholding taxes, 1% from foreign income taxed in the U.S. and from other discrete items. Refer to Note 7. Income Taxes for further information.

Comprehensive Income	Fiscal Year
	2020	2019	$ Change	% Change
Comprehensive Income	$394	$174	$220	126%

The increase in comprehensive income is primarily attributed to a $155 million increase in net income and a $105 million favorable change in currency translation, partially offset by a $23 million unfavorable change in the fair value of interest rate hedges and a $17 million decrease in unrealized gains on the Company’s pension plans.  Currency translation gains are primarily related to non-U.S. subsidiaries with a functional currency other than the U.S. dollar whereby assets and liabilities are translated from the respective functional currency into U.S. dollars using period-end exchange rates.  The change in currency translation was primarily attributed to locations utilizing the euro, British pound sterling, Brazilian real and Chinese renminbi as their functional currency.  As part of the overall risk management, the Company uses derivative instruments to reduce exposure to changes in interest rates attributed to the Company’s floating-rate borrowings and records changes to the fair value of these instruments in Accumulated other comprehensive income (loss).  The change in fair value of these instruments in fiscal 2020 versus fiscal 2019 is primarily attributed to a change in the forward interest curve between measurement dates.

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

The decrease in comprehensive income is primarily attributed to a $92 million decrease in net income, a $160 million unfavorable change in the fair value of interest rate hedges, a $58 million decrease in unrealized gains on the Company’s pension plans, partially offset by a $56 million favorable change in currency translation.  Currency translation gains are primarily related to non-U.S. subsidiaries with a functional currency other than the U.S. dollar whereby assets and liabilities are translated from the respective functional currency into U.S. dollars using period-end exchange rates.  The change in currency translation was primarily attributed to locations utilizing the euro, British pound sterling, Brazilian real and Chinese renminbi as their functional currency.  As part of the overall risk management, the Company uses derivative instruments to reduce exposure to changes in interest rates attributed to the Company’s floating-rate borrowings and records changes to the fair value of these instruments in Accumulated other comprehensive income (loss).  The change in fair value of these instruments in fiscal 2019 versus fiscal 2018 is primarily attributed to a change in the forward interest curve between measurement dates.

Liquidity and Capital Resources

Senior Secured Credit Facility

We manage our global cash requirements considering (i) available funds among the many subsidiaries through which we conduct business, (ii) the geographic location of our liquidity needs, and (iii) the cost to access international cash balances.  We have an $850 million asset-based revolving line of credit that matures in May 2024.  At the end of fiscal 2020, the Company had no outstanding balance on the revolving credit facility.  The Company was in compliance with all covenants at the end of fiscal 2020.  Refer to Note 3. Long-Term Debt for further information.

Contractual Obligations and Off Balance Sheet Transactions

Our contractual cash obligations at the end of fiscal 2020 are summarized in the following table which does not give any effect to retirement plans, Refer to Note 8. Retirement Plans, or taxes as we cannot reasonably estimate the timing of future cash outflows.

	Payments due by period as of the end of fiscal 2020
	Total	< 1 year	1-3 years	4-5 years	> 5 years
Long-term debt, excluding capital leases	$10,246	$59	$1,851	$1,638	$6,698
Capital leases	86	20	40	13	13
Fixed interest rate payments	781	140	269	257	115
Variable interest rate payments (a)	881	191	345	257	88
Operating leases	703	118	190	139	256
Total contractual cash obligations	$12,697	$528	$2,695	$2,304	$7,170

(a)	Based on applicable interest rates in effect end of fiscal 2020.

Cash Flows from Operating Activities

Net cash provided by operating activities increased $329 million from fiscal 2019 primarily attributed to improved net income prior to non-cash activities, partially offset by a reduction in the working capital benefit compared to fiscal 2019.

Net cash provided by operating activities increased $197 million from fiscal 2018 primarily attributed to decreases in working capital due to lower raw material costs partially offset by professional fees related to the RPC acquisition.

Cash Flows from Investing Activities

Net cash used in investing activities decreased $5,935 million from fiscal 2019 primarily attributed to lower acquisition and divestiture related activities, partially offset by increased capital expenditures.

Net cash used in investing activities increased $5,216 million from fiscal 2018 primarily attributed to increased capital expenditures, settlement of acquisition related derivatives, and higher acquisition spending partially offset by the sale of our SFL business.

Cash Flows from Financing Activities

Net cash used in financing activities changed $6,646 million from fiscal 2019 primarily attributed to $1.2 billion net repayments on long-term borrowings during fiscal 2020 compared to $5.6 billion net proceeds from long-term borrowings used to finance the RPC acquisition in fiscal 2019.

Net cash from financing activities increased $5,313 million from fiscal 2018 primarily attributed to proceeds from long-term borrowings to finance the RPC acquisition, partially offset by higher repayments on long-term borrowings.

Share Repurchases

The Company did not have any share repurchases in fiscal 2020.  The Company’s share repurchases totaled $74 million in fiscal 2019.

Free Cash Flow

We define “free cash flow” as cash flow from operating activities less net additions to property, plant and equipment and payments of the tax receivable agreement which was terminated in fiscal 2019. Based on our definition, our consolidated free cash flow is summarized as follows:

	Years Ended
	September 26, 2020	September 28, 2019	September 29, 2018
Cash flow from operating activities	$1,530	$1,201	$1,004
Additions to property, plant and equipment, net	(583)	(399)	(333)
Payments of tax receivable agreement	—	(38)	(37)
Free cash flow	$947	$764	$634

Free cash flow, as presented in this document, is a supplemental financial measure that is not required by, or presented in accordance with, generally accepted accounting principles in the U.S. (“GAAP”).  Free cash flow is not a GAAP financial measure and should not be considered as an alternative to cash flow from operating activities or any other measure determined in accordance with GAAP.   We use free cash flow as a measure of liquidity because it assists us in assessing our company’s ability to fund its growth through its generation of cash, and believe it is useful to investors for such purpose. In addition, free cash flow and similar measures are widely used by investors, securities analysts and other interested parties in our industry to measure a company’s liquidity.  Free cash flow may be calculated differently by other companies, including other companies in our industry or peer group, limiting its usefulness as a comparative measure.

Liquidity Outlook

At the end of fiscal 2020, our cash balance was $750 million, which was primarily located outside the U.S.  We believe our existing U.S. based cash and cash flow from U.S. operations, together with available borrowings under our senior secured credit facilities, will be adequate to meet our liquidity needs over the next twelve months.  The Company has the ability to repatriate the cash located outside the U.S. to the extent not needed to meet operational and capital needs without significant restrictions.  We do not expect our free cash flow to be sufficient to cover all long-term debt obligations and intend to refinance these obligations prior to maturity.

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

Year Ended
September 26, 2020
Net sales	$5,903
Gross profit	1,246
Earnings from continuing operations	243
Net income	$243

Includes $23 million of income associated with intercompany activity with non-guarantor subsidiaries.

	September 26, 2020	September 28, 2019
Assets
Current assets	$1,417	$1,237
Noncurrent assets	6,153	5,088

Liabilities
Current liabilities	$841	$862
Noncurrent liabilities	11,936	11,915

Includes $572 million of intercompany payables due to non-guarantor subsidiaries as of September 26, 2020 and $45 million of intercompany receivables due from non-guarantor subsidiaries as of September 28, 2019.

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

We review annually the discount rate used to calculate the present value of pension plan liabilities. The discount rate used at each measurement date is set based on a high-quality corporate bond yield curve, derived based on bond universe information sourced from reputable third-party indices, data providers, and rating agencies. In countries where there is no deep market in corporate bonds, we have used a government bond approach to set the discount rate.  Additionally, the expected long term rate of return on plan assets is derived for each benefit plan by considering the expected future long-term return assumption for each individual asset class. A single long-term return assumption is then derived for each plan based upon the plan’s target asset allocation.  Refer to Note 8. Retirement Plans for further information.

Goodwill and Other Indefinite Lived Intangible Assets.  On an annual basis and at interim periods when circumstances require, we test the recoverability of goodwill and indefinite-lived intangible assets.

We elected to complete a step 1 quantitative test to evaluate impairment of goodwill in order to (1) reset the values of our new reporting units for future qualitative assessments and (2) determine if the carrying value of any reporting unit exceeded its fair value.  This was completed on the first day of the fourth fiscal quarter of fiscal 2020.  We utilized a discounted cash flow analysis in combination with a comparable company market approach to determine the fair value of each reporting unit.  There were no indicators of impairment in the fourth quarter that required us to perform an additional test for the recoverability of goodwill.

After the completion of the step 1 quantitative test we determined that the fair value of each of our reporting units was greater than the carrying value.  Future declines in our peer company and our market capitalizations and total enterprise value along with lower valuation market multiples or significant declines in operating performance could impact future impairment tests or may require a more frequent assessment.

The Company’s goodwill, fair value and carrying value of our reporting units are as follows:

	Fair Value June 28, 2020	Carrying Value June 28, 2020	Goodwill September 26, 2020
Consumer Packaging North America	$5,440	$3,596	$1,757
Engineered Materials	3,880	1,458	605
Health, Hygiene & Specialties	3,880	2,538	798
Consumer Packaging International: Rigid	5,380	4,531	1782
Consumer Packaging International: Non-Rigid	710	590	231
	$19,290	$12,713	$5,173

Indefinite lived intangible assets are tested for impairment annually using both qualitative screens and quantitative assessments where appropriate and are written down to fair value based on either discounted cash flows or appraised values.  Refer to Note 1. Basis of Presentation and Summary of Significant Accounting Policies for further information.

Deferred Taxes and Effective Tax Rates.  We estimate the effective tax rate (“ETR”) and associated liabilities or assets for each of our legal entities in accordance with authoritative guidance.  We utilize tax planning to minimize or defer tax liabilities to future periods.  In recording ETRs and related liabilities and assets, we rely upon estimates, which are based upon our interpretation of U.S. and local tax laws as they apply to our legal entities and our overall tax structure.  Audits by local tax jurisdictions, including the U.S. Government, could yield different interpretations from our own and cause the Company to owe more taxes than originally recorded.  As part of the ETR, if we determine that a deferred tax asset arising from temporary differences is not likely to be utilized, we will establish a valuation allowance against that asset to record it at its expected realizable value.  In multiple foreign jurisdictions, the Company believes that it will not generate sufficient future taxable income to realize the related tax benefits.  The Company has provided a full valuation allowance against its foreign net operating losses included within the deferred tax assets in multiple foreign jurisdictions.  The Company has not provided a valuation allowance on its federal net operating losses in the U.S. because it has determined that future reversals of its temporary taxable differences will occur in the same periods and are of the same nature as the temporary differences giving rise to the deferred tax assets.  Refer to Note 7. Income Taxes for further information.

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

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to market risk from changes in interest rates primarily through our senior secured credit facilities. As of September 26, 2020, our senior secured credit facilities are comprised of (i) $6.2 billion term loans and (ii) an $850 million revolving credit facility with no borrowings outstanding. Borrowings under our senior secured credit facilities bear interest at a rate equal to an applicable margin plus LIBOR. The applicable margin for LIBOR rate borrowings under the revolving credit facility ranges from 1.25% to 1.50%, and the margin for the term loans is 2.00% per annum. As of September 26, 2020, the LIBOR rate of approximately 0.18% was applicable to the term loans. A 0.25% change in LIBOR would increase our annual interest expense by $8 million on variable rate term loans.

We seek to minimize interest rate volatility risk through regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. These financial instruments are not used for trading or other speculative purposes. As of September 26, 2020, the Company effectively had (i) a $450 million interest rate swap transaction that swaps a one-month variable LIBOR contract for a fixed annual rate of 1.398%, with an expiration in June 2026, (ii) a $1 billion interest rate swap transaction that swaps a one-month variable LIBOR contract for a fixed annual rate of 1.835% with an expiration in June 2026, (iii) a $400 million interest rate swap transaction that swaps a one-month variable LIBOR contract for a fixed annual rate of 1.916% with an expiration in June 2026, (iv) a $884 million interest rate swap transaction that swaps a one month variable LIBOR contract for a fixed annual rate of 1.857%, with an expiration in June 2024, and (v) a $473 million interest rate swap transaction that swaps a one month variable LIBOR contract for a fixed annual rate of 2.050%, with an expiration in June 2024.

Foreign Currency Risk

As a global company, we face foreign currency risk exposure from fluctuating currency exchange rates, primarily the U.S. dollar against the euro, British pound sterling, Brazilian real, Chinese renminbi, Canadian dollar and Mexican peso. Significant fluctuations in currency rates can have a substantial impact, either positive or negative, on our revenue, cost of sales, and operating expenses.  Currency translation gains and losses are primarily related to non-U.S. subsidiaries with a functional currency other than U.S. dollars whereby assets and liabilities are translated from the respective functional currency into U.S. dollars using period-end exchange rates and impact our Comprehensive income. A 10% decline in foreign currency exchange rates would have had a $32 million unfavorable impact on fiscal 2020 Net income.

The Company is party to certain cross-currency swaps to hedge a portion of our foreign currency risk. The swap agreements mature May 2022 (€250 million) and June 2024 (€1,625 million) and July 2027 (£700 million). In addition to the cross-currency swaps, we hedge a portion of our foreign currency risk by designating foreign currency denominated long-term debt as net investment hedges of certain foreign operations. As of September 26, 2020, we had outstanding long-term debt of €785 million that was designated as a hedge of our net investment in certain euro-denominated foreign subsidiaries.

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

In connection with the preparation of this Form 10-K, management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 26, 2020.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 26, 2020.

Management’s Report on Internal Controls over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework).  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s internal controls over financial reporting were effective as of September 26, 2020.

The effectiveness of our internal control over financial reporting as of September 26, 2020, has been audited by the Company’s independent registered public accounting firm, as stated in their report, which is included herein

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 26, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  OTHER INFORMATION

None.

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except as set forth below, the information required by this Item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with the 2021 Annual Meeting of Stockholders.

Code of Ethics

We have a Code of Business Ethics that applies to all directors and employees, including our Chief Executive Officer and senior financial officers.  These standards are designed to deter wrongdoing and to promote the highest ethical, moral, and legal conduct of all employees. We also have adopted a Supplemental Code of Ethics, which is in addition to the standards set by our Code of Business Ethics, in order to establish a higher level of expectation for the most senior leaders of the Company.  The Supplemental Code of Ethics sets the expectations as to how our senior leaders conduct themselves in dealings with the Company, customers, suppliers and coworkers and it further defines our commitment to compliance with the Company’s policies, procedures and government regulations. Our Code of Business Ethics and Supplemental Code of Ethics can be obtained, free of charge, by contacting our corporate headquarters or can be obtained from the Corporate Governance section of the Investors page on the Company’s internet site.  In the event that we make changes in, or provide waivers from, the provisions of the Code of Business Ethics or Supplemental Code of Ethics that the SEC requires us to disclose, we will disclose these events in the corporate governance section of our website within four business days following the date of such amendment or waiver.

Item 11.  EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with the 2021 Annual Meeting of Stockholders.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item, is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with the 2021 Annual Meeting of Stockholders.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with the 2021 Annual Meeting of Stockholders.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with the 2021 Annual Meeting of Stockholders.

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

Item 16.  FORM 10-K SUMMARY

None.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Berry Global Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Berry Global Group, Inc. (the Company) as of September 26, 2020 and September 28, 2019, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended September 26, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 26, 2020 and September 28, 2019, and the results of its operations and its cash flows for each of the three years in the period ended September 26, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of September 26, 2020, based on criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated November 23, 2020 expressed an unqualified opinion thereon.

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

Accounting for RPC Group Plc Business Combination

Description of the Matter
As discussed in Note 2 to the consolidated financial statements, in July 2019, the Company completed the acquisition of the entire outstanding share capital of RPC Group Plc (“RPC”), for aggregate consideration of $6.1 billion. The acquisition was accounted for under the purchase method of accounting and the assets acquired and liabilities assumed have been recorded based on estimates of fair value. The purchase price allocation for RPC was finalized during fiscal year 2020.

Auditing the Company’s accounting for the allocation of the purchase price for its acquisition of RPC was complex due to the overall significance of the RPC acquisition and the estimation uncertainty in determining the fair value of certain assets. The most complex fair value determination related to the customer relationships intangible assets. The estimation uncertainty was primarily due to the sensitivity of the respective fair values to underlying assumptions. In particular, the significant inputs and assumptions used by the Company to estimate the fair value of the customer relationships intangible assets included prospective financial information that incorporated assumptions as to revenue growth rates, Earnings Before Interest, Tax, Depreciation and Amortization (“EBITDA”) margins and the expected customer retention rate.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls that address the risks of material misstatement relating to the estimation of the fair value of the customer relationships intangible assets. For example, we tested controls over management’s review of the projected revenue growth rates and EBITDA margins, and we tested controls over management’s review of the customer retention rate including management’s testing of the completeness and accuracy of the source information used to calculate the customer retention rates.

To test the estimate of the fair value of the customer relationships intangible assets, we performed audit procedures that included, among others, assessing methodologies and testing the significant assumptions discussed above and the underlying data used by the Company in its analysis. We involved a specialist to assist in the auditing of key valuation assumptions. We compared the significant assumptions used by management to current industry and economic trends, historical results of the acquired business and to historical experience related to previous acquisitions of similar businesses and assessed economic factors that could affect the significant assumptions. We also performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the customer relationships intangible assets that would result from changes in the assumptions.

Valuation of Goodwill

Description of the Matter
At September 26, 2020, the Company had a goodwill balance of $5.1 billion. As discussed in Note 1 to the consolidated financial statements, goodwill is tested for impairment at least annually at the reporting unit level. The Company’s goodwill is initially assigned to its reporting units as of the acquisition date. In fiscal 2020, the Company performed a quantitative goodwill impairment test for all of its reporting units. The fair value for each reporting unit is estimated based on a market approach and a discounted cash flow analysis and is reconciled to the Company’s current market capitalization.

Auditing management’s annual goodwill impairment test for certain of the reporting units was complex and highly judgmental due to the significant estimation required to determine the fair value of the reporting unit. The significant estimation uncertainty was primarily due to the sensitivity of the respective fair value to underlying assumptions about the future operating performance of the reporting unit. In particular, the fair value estimate was sensitive to significant assumptions in the prospective financial information such as the revenue growth rate, EBITDA margin, and terminal year growth rate, which are affected by expectations about future market or economic conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls that address the risks of material misstatement over the Company’s goodwill impairment review process, including controls over management’s review of the significant assumptions described above.

To test the estimated fair value, we, along with our valuation specialists, performed audit procedures that included, among others, assessing methodologies and testing the significant assumptions discussed above and the underlying data used by the Company in its analysis. We compared the significant assumptions used by management to current industry and economic trends, changes in the Company’s business model, customer base or product mix, historical operating results and other relevant factors that would affect the significant assumptions. We assessed the historical accuracy of management’s estimates and performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value  that would result from changes in the assumptions. In addition, we tested management’s reconciliation of the fair value of the reporting units to the market capitalization of the Company.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1991.

Indianapolis, Indiana
November 23, 2020

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Berry Global Group, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Berry Global Group, Inc.’s internal control over financial reporting as of September 26, 2020, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Berry Global Group, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of September 26, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of September 26, 2020 and September 28, 2019, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended September 26, 2020, and the related notes and our report dated November 23, 2020 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Indianapolis, Indiana
November 23, 2020

Berry Global Group, Inc.
Consolidated Statements of Income
(in millions of dollars)

	Fiscal years ended
	September 26, 2020	September 28, 2019	September 29, 2018
Net sales	$11,709	$8,878	$7,869
Costs and expenses:
Cost of goods sold	9,301	7,259	6,438
Selling, general and administrative	850	583	480
Amortization of intangibles	300	194	154
Restructuring and transaction activities	79	(132)	36
Operating income	1,179	974	761

Other expense, net	31	155	25
Interest expense, net	435	329	259
Income before income taxes	713	490	477
Income tax expense	154	86	(19)
Net income	$559	$404	$496
Net income per share (refer to Note 13):
Basic	$4.22	$3.08	$3.77
Diluted	$4.14	$3.00	$3.67

Berry Global Group, Inc.
Consolidated Statements of Comprehensive Income
(in millions of dollars)

	Fiscal years ended
	September 26, 2020	September 28, 2019	September 29, 2018
Net income	$559	$404	$496
Currency translation	1	(104)	(127)
Pension and postretirement benefits	(60)	(43)	3
Derivative instruments	(106)	(83)	36
Other comprehensive loss, net of tax	(165)	(230)	(88)
Comprehensive income	$394	$174	$408

See notes to consolidated financial statements.

Berry Global Group, Inc.
Consolidated Balance Sheets
(in millions of dollars)

	September 26, 2020	September 28, 2019
Assets
Current assets:
Cash and cash equivalents	$750	$750
Accounts receivable	1,469	1,526
Inventories	1,268	1,324
Prepaid expenses and other current assets	168	157
Assets held for sale	162	—
Total current assets	3,817	3,757
Property, plant and equipment	4,561	4,714
Goodwill and intangible assets	7,670	7,831
Right-of-use assets	562	—
Other assets	91	167
Total assets	$16,701	$16,469

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,115	$1,159
Accrued employee costs	324	214
Other current liabilities	644	562
Current portion of long-term debt	75	104
Liabilities held for sale	25	—
Total current liabilities	2,183	2,039
Long-term debt	10,162	11,261
Deferred income taxes	601	803
Employee benefit obligations	368	327
Operating lease liabilities	464	—
Other long-term liabilities	831	421
Total liabilities	14,609	14,851

Stockholders’ equity:
Common stock (133.6 and 132.3 shares issued, respectively)	1	1
Additional paid-in capital	1,034	949
Retained earnings	1,608	1,054
Accumulated other comprehensive loss	(551)	(386)
Total stockholders’ equity	2,092	1,618
Total liabilities and stockholders’ equity	$16,701	$16,469

See notes to consolidated financial statements.

Berry Global Group, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(in millions of dollars)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at September 30, 2017	$1	$826	$(68)	$256	$1,015
Net income attributable to the Company	—	—	—	496	496
Other comprehensive loss	—	—	(88)	—	(88)
Share-based compensation	—	23	—	—	23
Proceeds from issuance of common stock	—	23	—	—	23
Common stock repurchased and retired	—	(2)	—	(33)	(35)
Balance at September 29, 2018	$1	$870	$(156)	$719	$1,434
Net income attributable to the Company	—	—	—	404	404
Other comprehensive loss	—	—	(230)	—	(230)
Share-based compensation	—	27	—	—	27
Proceeds from issuance of common stock	—	55	—	—	55
Common stock repurchased and retired	—	(3)	—	(69)	(72)
Balance at September 28, 2019	$1	$949	$(386)	$1,054	$1,618
Net income attributable to the Company	—	—	—	559	559
Other comprehensive loss	—	—	(165)	—	(165)
Share-based compensation	—	33	—	—	33
Proceeds from issuance of common stock	—	30	—	—	30
Acquisition(a)	—	22	—	—	22
Adoption of ASC 842	—	—	—	(5)	(5)
Balance at September 26, 2020	$1	$1,034	$(551)	$1,608	$2,092

(a)	Represents noncontrolling interest (refer to Note 2)

See notes to consolidated financial statements.

Berry Global Group, Inc.
Consolidated Statements of Cash Flows
(in millions of dollars)

	Fiscal years ended
	September 26, 2020	September 28, 2019	September 29, 2018

Cash Flows from Operating Activities:
Net income	$559	$404	$496

Adjustments to reconcile net cash from operating activities:
Depreciation	545	419	384
Amortization of intangibles	300	194	154
Non-cash interest expense	27	1	4
Share-based compensation expense	33	27	23
Deferred income tax	(96)	(52)	(86)
Settlement of derivatives	11	19	30
Transaction activities	—	(38)	—
Other non-cash operating activities, net	42	(1)	16
Changes in operating assets and liabilities:
Accounts receivable	49	150	(53)
Inventories	48	99	(79)
Prepaid expenses and other assets	(12)	14	18
Accounts payable and other liabilities	24	(35)	97
Net cash from operating activities	1,530	1,201	1,004

Cash Flows from Investing Activities:
Additions to property, plant and equipment, net	(583)	(399)	(333)
Divestiture of business	—	326	—
Acquisition of business and purchase price derivatives	(14)	(6,178)	(702)
Settlement of net investment hedges	281	—	—
Net cash from investing activities	(316)	(6,251)	(1,035)

Cash Flows from Financing Activities:
Proceeds from long-term borrowings	1,202	6,784	498
Repayment of long-term borrowings	(2,436)	(1,214)	(335)
Proceeds from issuance of common stock	30	55	23
Repurchase of common stock	—	(74)	(33)
Payment of tax receivable agreement	—	(38)	(37)
Debt financing costs	(16)	(87)	(3)
Net cash from financing activities	(1,220)	5,426	113
Effect of currency translation on cash	6	(7)	(7)
Net change in cash and cash equivalents	—	369	75
Cash and cash equivalents at beginning of period	750	381	306
Cash and cash equivalents at end of period	$750	$750	$381

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

Basis of Presentation

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) pursuant to the rules and regulations of the Securities and Exchange Commissions.  Periods presented in these financial statements include fiscal periods ending September 26, 2020 (“fiscal 2020”), September 28, 2019 (“fiscal 2019”), and September 29, 2018 (“fiscal 2018”).  The Company has recast certain prior period amounts to conform to current reporting.  Fiscal 2020, fiscal 2019, and fiscal 2018 were fifty-two week periods.  The Company has evaluated subsequent events through the date the financial statements were issued.

The consolidated financial statements include the accounts of Berry and its subsidiaries, all of which includes our wholly owned and majority owned subsidiaries. The Company has certain foreign subsidiaries that report on a calendar period basis which we consolidate into our respective fiscal period.  Intercompany accounts and transactions have been eliminated in consolidation.

Revenue Recognition and Accounts Receivable

Our revenues are primarily derived from the sale of non-woven, flexible and rigid products to customers.  Revenue is recognized when performance obligations are satisfied, in an amount reflecting the consideration to which the Company expects to be entitled.  We consider the promise to transfer products to be our sole performance obligation.  If the consideration agreed to in a contract includes a variable amount, we estimate the amount of consideration we expect to be entitled to in exchange for transferring the promised goods to the customer using the most likely amount method.  Our main sources of variable consideration are customer rebates.  The accrual for customer rebates was $104 million and $114 million at September 26, 2020 and September 28, 2019, respectively, and is included in Other current liabilities on the Consolidated Balance Sheets.  The Company disaggregates revenue based on reportable business segment, geography, and significant product line.  Refer to Note 12. Segment and Geographic Data for further information.

The Company has entered into various factoring agreements to sell certain receivables to third-party financial institutions. The transfer of receivables is accounted for as a sale, without recourse.  Net sales available under qualifying U.S. based programs were $931 million and $940 million for the year ended September 26, 2020 and September 28, 2019, respectively. There were no amounts outstanding from financial institutions related to these programs. The fees associated with transfer of receivables for all programs were not material for any of the periods presented.

Purchases of Raw Materials and Concentration of Risk

The Company’s most significant raw material used in the production of its products is plastic resin.  The largest supplier of the Company’s total resin material requirements represented approximately 13% of purchases in fiscal 2020.  The Company uses a variety of suppliers to meet its resin requirements.

Research and Development

Research and development costs are expensed when incurred.  The Company incurred research and development expenditures of $79 million, $50 million, and $45 million in fiscal 2020, 2019, and 2018, respectively.

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

Allowance for Doubtful Accounts

The Company’s customers are located principally throughout the U.S. and Europe, without significant concentration with any one customer.  The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral.  The Company’s accounts receivable and related allowance for doubtful accounts are analyzed in detail on a quarterly basis and all significant customers with delinquent balances are reviewed to determine future collectability.  The allowance for doubtful accounts was $25 million and $28 million at September 26, 2020 and September 28, 2019, respectively.

Inventories

Inventories are stated at the lower of cost or net realizable value and are valued using the first-in, first-out method.  Management periodically reviews inventory balances, using recent and future expected sales to identify slow-moving and/or obsolete items. The cost of spare parts is charged to cost of goods sold when purchased.  We evaluate our reserve for inventory obsolescence on a quarterly basis and review inventory on-hand to determine future salability.  We base our determinations on the age of the inventory and the experience of our personnel.  We reserve inventory that we deem to be not salable in the quarter in which we make the determination.  We believe, based on past history and our policies and procedures, that our net inventory is salable.  Inventory as of fiscal 2020 and 2019 was:

Inventories:	2020	2019
Finished goods	$708	$743
Raw materials	560	581
	$1,268	$1,324

Property, Plant and Equipment

Property, plant and equipment are stated at cost.  Depreciation is computed primarily by the straight-line method over the estimated useful lives of the assets ranging from 15 to 40 years for buildings and improvements, 2 to 20 years for machinery, equipment, and tooling, and over the term of the agreement for capital leases.  Leasehold improvements are depreciated over the shorter of the useful life of the improvement or the lease term.  Repairs and maintenance costs are charged to expense as incurred.  Property, plant and equipment as of fiscal 2020 and 2019 was:

Property, plant and equipment:	2020	2019
Land, buildings and improvements	$1,669	$1,549
Equipment and construction in progress	6,213	6,090
	7,882	7,639
Less accumulated depreciation	(3,321)	(2,925)
	$4,561	$4,714

Long-lived Assets

Long-lived assets, including property, plant and equipment and definite lived intangible assets are reviewed for impairment in accordance with ASC 360, “Property, Plant and Equipment,” whenever facts and circumstances indicate that the carrying amount may not be recoverable.  Specifically, this process involves comparing an asset’s carrying value to the estimated undiscounted future cash flows the asset is expected to generate over its remaining life.  If this process were to result in the conclusion that the carrying value of a long-lived asset would not be recoverable, a write-down of the asset to fair value would be recorded through a charge to operations.

Goodwill

The changes in the carrying amount of goodwill by reportable segment are as follows:

	Consumer Packaging International	Consumer Packaging North America	Engineered Materials	Health, Hygiene & Specialties	Total
Balance as of fiscal 2018	$46	$1,409	$629	$860	$2,944
Foreign currency translation adjustment	(73)	(1)	—	7	(67)
Acquisitions	1,705	500	9	2	2,216
Dispositions	—	—	—	(42)	(42)
Balance as of fiscal 2019	$1,678	$1,908	$638	$827	$5,051
Foreign currency translation adjustment	32	—	—	(16)	16
Final RPC purchase price valuation	303	(151)	7	—	159
Held for sale	—	—	(40)	(13)	(53)
Balance as of fiscal 2020	$2,013	$1,757	$605	$798	$5,173

In fiscal year 2020, the Company completed a step 1 quantitative test to evaluate impairment of goodwill. The fair value for each reporting unit is estimated based on a market approach and a discounted cash flow analysis and is reconciled back to the current market capitalization for Berry to ensure that the implied control premium is reasonable. Our forecasts included long-term growth of 3% and modest margin expansion attributed to capital investments, and discount rates ranging from 9.0% to 11.5% being applied to the forecasted cash flows. As a result of our annual impairment evaluations the Company concluded that no impairment existed in fiscal 2020. However, future declines in valuation market multiples, sustained lower earnings, or macroeconomic challenges could impact future impairment tests.

The Company has recognized cumulative goodwill impairment charges of $165 million, which occurred in fiscal 2011.

Deferred Financing Fees

Deferred financing fees are amortized to interest expense using the effective interest method over the lives of the respective debt agreements.  Pursuant to ASC 835-30, the Company presents $85 million and $112 million as of fiscal 2020 and fiscal 2019, respectively, of debt issuance and deferred financing costs on the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge.

Intangible Assets

Customer relationships are being amortized using an accelerated amortization method which corresponds with the customer attrition rates used in the initial valuation of the intangibles over the estimated life of the relationships which range from 5 to 17 years. Definite lived trademarks are being amortized using the straight-line method over the estimated life of the assets which are not more than 15 years.  Other intangibles, which include technology and licenses, are being amortized using the straight-line method over the estimated life of the assets which range from 5 to 14 years.  The Company has trademarks that total $248 million that are indefinite lived and we test annually for impairment on the first day of the fourth quarter.  We completed the annual impairment test of our indefinite lived trade names utilizing the relief from royalty method and noted no impairment in fiscal 2020, 2019 and 2018.

	Customer Relationships	Trademarks	Other Intangibles	Accumulated Amortization	Total
Balance as of fiscal 2018	$1,882	$293	$185	$(1,020)	$1,340
Foreign currency translation adjustment	(56)	(4)	(2)	4	(58)
Amortization expense	—	—	—	(194)	(194)
Acquisition intangibles	1,590	108	(22)	16	1,692
Netting of fully amortized intangibles	(9)	—	—	9	—
Balance as of fiscal 2019	$3,407	$397	$161	$(1,185)	$2,780

Foreign currency translation adjustment	53	7	3	(2)	61
Amortization expense	—	—	—	(300)	(300)
Final RPC purchase price valuation	(137)	118	(25)	—	(44)
Netting of fully amortized intangibles	—	—	(10)	10	—
Balance as of fiscal 2020	$3,323	$522	$129	$(1,477)	$2,497

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

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income and other comprehensive income (loss).  Other comprehensive income (losses) include net unrealized gains or losses resulting from currency translations of foreign subsidiaries, changes in the value of our derivative instruments and adjustments to the pension liability.

The accumulated balances related to each component of other comprehensive income (loss), net of tax before reclassifications were as follows:

	Currency Translation	Defined Benefit Pension and Retiree Health Benefit Plans	Derivative Instruments	Accumulated Other Comprehensive Loss
Balance as of fiscal 2017	$(48)	$(16)	$(4)	$(68)
Other comprehensive income (loss)	(127)	9	33	(85)
Net amount reclassified from accumulated other comprehensive income (loss)	—	(6)	3	(3)
Balance as of fiscal 2018	$(175)	$(13)	$32	$(156)
Other comprehensive income (loss)	(104)	9	(107)	(202)
Net amount reclassified from accumulated other comprehensive income (loss) (a)	—	(52)	24	(28)
Balance as of fiscal 2019	$(279)	$(56)	$(51)	$(386)
Other comprehensive income (loss)	1	3	(137)	(133)
Net amount reclassified from accumulated other comprehensive income (loss)	—	(63)	31	(32)
Balance as of fiscal 2020	$(278)	$(116)	$(157)	$(551)

(a)	Refer to Note 4. Financial Instruments and Fair Value Measurements and Note 8. Retirement Plans for further information.

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

Recently Issued Accounting Pronouncements

Leases

Effective September 29, 2019, the Company adopted ASU 2016-02, Leases (Topic 842), including all related amendments, using the modified retrospective approach and recognized the cumulative effect of adoption to retained earnings. Under the new standard, the lessee of an operating lease is required to do the following: 1) recognize a right-of-use asset and a lease liability in the statement of financial position, 2) recognize a single lease cost allocated over the lease term generally on a straight-line basis, and 3) classify all cash payments within operating activities on the statement of cash flows.  Refer to Note 6. Commitments, Leases and Contingencies for further information.

Credit Losses

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) and issued subsequent amendments to the initial guidance. The new standard requires entities to measure all expected credit losses for most financial assets held at the reporting date based on an expected loss model, which includes historical experience, current conditions, and reasonable and supportable forecasts. The new standard also requires enhanced disclosure. The new standard will be effective for the Company beginning in fiscal 2021.  The Company has completed its evaluation of this new standard and has determined that it will not have a material impact on our consolidated financial statements.

Defined Benefit Plans

In August 2018, the FASB issued ASU 2018-14, Changes to the Disclosure Requirements for Defined Benefit Plans.  The new standard removes requirements to disclose the amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost over the next fiscal year and the effects of a one-percentage-point changes in assumed health care cost trend rates.  The standard also adds requirements to disclose the reasons for significant gains and losses related to changes in the benefit obligations for the period and the accumulated benefit obligation (ABO) for plans with ABOs in excess of plan assets.  The new standard will be effective for the Company beginning in fiscal 2022.  The Company is currently evaluating the impact of the adoption of this standard to our disclosures.

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

2.  Acquisitions and Dispositions

RPC Group Plc

In July 2019, the Company completed the acquisition of the entire outstanding share capital of RPC Group Plc (“RPC”), for aggregate consideration of $6.1 billion. RPC is a leading plastic product design and engineering company for packaging and select non-packaging markets, with 189 sites in 34 countries. RPC develops and manufactures a diverse range of products for a wide variety of customers, including many household names, and enjoys strong market positions in many of the end markets it serves and the geographical areas in which it operates. It uses a wide range of polymer conversion techniques in both rigid and flexible plastics manufacturing, and is one of the largest plastic converters in Europe. The Consumer Packaging International segment primarily consists of the international based facilities, with the remaining U.S. based facilities operated within the Consumer Packaging North America segment.  The results of RPC have been included in the consolidated results of the Company since the date of the acquisition.

The acquisition has been accounted for under the purchase method of accounting. Under this method, the assets acquired and liabilities assumed have been recorded based on fair values as of the acquisition date. The Company has recognized goodwill on this transaction primarily as a result of expected cost synergies, and expects goodwill to be partially deductible for tax purposes.

The preliminary purchase price allocation has been updated for certain measurement period adjustments based on the final valuation resulting in a $70 million increase in working capital, a $201 million decrease in property, plant and equipment, a $135 million decrease in customer relationships, a $93 million net increase in trade names and other intangibles, a $51 million decrease in deferred tax liabilities, and a $22 million increase in noncontrolling interest. These adjustments resulted in corresponding adjustments to goodwill.

The following table summarizes the final purchase price allocation (in millions):

Consideration
Cash	$6,084
Total consideration transferred	6,084

Identifiable assets acquired and liabilities assumed
Working capital(a)	770
Property, plant and equipment	2,174
Identifiable intangible assets	1,670
Other assets	2
Other long-term liabilities	(875)
Goodwill	2,365
Net assets acquired and liabilities assumed	6,106
Noncontrolling interest	(22)
Total consideration transferred	$6,084
(a)	Includes a $58 million step up of inventory to fair value

To finance the purchase, the Company issued $1,250 million aggregate principal amount of first priority senior secured notes due 2026, $500 million aggregate principal amount of second priority senior secured notes due 2027, and entered into incremental term loans due July 2026, to fund the remainder of the purchase price.

When including RPC results for the periods prior to the acquisition date, unaudited pro forma net sales and net income were $12.6 billion and $465 million, respectively, for fiscal 2019. The unaudited pro forma net sales and net income assume that the RPC acquisition had occurred as of the beginning of the period.

Seal For Life

In July 2019, the Company completed the sale of its Seal For Life (“SFL”) business which was operated in our Health, Hygiene & Specialties reporting segment for net proceeds of $325 million.  A pretax gain on sale of $214 million was recorded in fiscal 2019, within Restructuring and transaction activities on the Consolidated Statements of Income.  SFL recorded $96 million in net sales during fiscal 2019.

3.  Long-Term Debt

Long-term debt consists of the following:

Facility	Maturity Date	September 26, 2020	September 28, 2019
Term loan	October 2022	$1,545	$1,545
Term loan	January 2024	448	489
Term loan	July 2026	4,208	4,250
Revolving line of credit	May 2024	—	—
6.00% Second Priority Senior Secured Notes	October 2022	200	400
5.125% Second Priority Senior Secured Notes	July 2023	300	700
1.00% First Priority Senior Secured Notes(a)	July 31, 2025	814	—
4.50% Second Priority Senior Secured Notes	February 2026	500	500
4.875% First Priority Senior Secured Notes	July 2026	1,250	1,250
5.625% Second Priority Senior Secured Notes	July 2027	500	500
1.50% First Priority Senior Secured Notes(a)	July 31, 2027	436	—
Debt discounts and deferred fees		(85)	(112)
Finance leases and other	Various	121	167
Retired debt	Various	—	1,676
Total long-term debt		10,237	11,365
Current portion of long-term debt		(75)	(104)
Long-term debt, less current portion		$10,162	$11,261
(a)	Euro denominated

Fiscal 2020 Activity

In January 2020, the Company (i) issued €700 million aggregate principal amount of 1.00% first priority senior secured notes due 2025 and €375 million aggregate principal amount of 1.50% first priority senior secured notes due 2027 (the “Euro notes”) and (ii) refinanced its existing $4.25 billion Term loan maturing in July 2026, resulting in a 50 basis point interest rate reduction. The proceeds of the Euro notes were used to prepay the entire outstanding amount of our existing euro denominated Term loan. Debt extinguishment costs of $18 million, primarily compromised of deferred debt discount and financing fees, were recorded in Other expense, net on the Consolidated Statements of Income upon the extinguishment of the euro Term loan.

Berry Global, Inc. Senior Secured Credit Facility

Our wholly owned subsidiary Berry Global, Inc.’s senior secured credit facilities consist of $6.2 billion of term loans and an $850 million asset-based revolving line of credit.  The availability under the revolving line of credit is the lesser of $850 million or based on a defined borrowing base which is calculated based on available accounts receivable and inventory.

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

Despite not having financial maintenance covenants, our debt agreements contain certain negative covenants.  We are in compliance with all covenants as of September 26, 2020.  The failure to comply with these negative covenants could restrict our ability to incur additional indebtedness, effect acquisitions, enter into certain significant business combinations, make distributions or redeem indebtedness.

Future maturities of long-term debt as of fiscal year end 2020 are as follows:

Fiscal Year	Maturities
2021	$75
2022	75
2023	1,811
2024	785
2025	864
Thereafter	6,712
$10,322

Interest paid was $430 million, $330 million, and $253 million in fiscal 2020, 2019, and 2018, respectively.

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

Cross-Currency Swaps

The Company is party to certain cross-currency swaps to hedge a portion of our foreign currency risk. The swap agreements mature May 2022 (€250 million), June 2024 (€1,625 million) and July 2027 (£700 million). In addition to the cross-currency swaps, we hedge a portion of our foreign currency risk by designating foreign currency denominated long-term debt as net investment hedges of certain foreign operations.  As of September 26, 2020, we had outstanding long-term debt of €785 million that was designated as a hedge of our net investment in certain euro-denominated foreign subsidiaries. When valuing cross-currency swaps, the Company utilizes Level 2 inputs (substantially observable).

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

During fiscal 2019, the Company entered into (i) a $400 million interest rate swap transaction that swaps a one-month variable LIBOR contract for a fixed annual rate of 2.533% with an effective date of February 2019 and expiration in July 2023; (ii) a $884 million interest rate swap transaction that swaps a one-month variable LIBOR contract for a fixed annual rate of 1.857%, with an effective date in July 2019 and expiration in June 2024, and (iii) a $473 million interest rate swap transaction that swaps a one-month variable LIBOR contract for a fixed annual rate of 2.050%, with an effective date in July 2019 and expiration in June 2024.

During fiscal 2020, the Company entered into transactions to extend and recoupon its existing interest rate swaps. As of September 26, 2020, the Company effectively had (i) a $450 million interest rate swap transaction that swaps a one-month variable LIBOR contract for a fixed annual rate of 1.398%, with an expiration date in June 2026, (ii) a $1 billion interest rate swap transaction that swaps a one-month variable LIBOR contract for a fixed annual rate of 1.835% with an expiration date in June 2026, (iii) a $400 million interest rate swap transaction that swaps a one-month variable LIBOR contract for a fixed annual rate of 1.916% with an expiration date in June 2026, (iv) an $884 million interest rate swap transaction that swaps a one-month variable LIBOR contract for a fixed annual rate of 1.857%, with an expiration in June 2024, and (v) a $473 million interest rate swap transaction that swaps a one-month variable LIBOR contract for a fixed annual rate of 2.050%, with an expiration in June 2024.

The Company records the fair value positions of all derivative financial instruments on a net basis by counterparty for which a master netting arrangement is utilized. Balances on a gross basis are as follows:

Derivatives Instruments	Hedge Designation	Balance Sheet Location	2020	2019
Cross-currency swaps	Designated	Other assets	$—	$88
Cross-currency swaps	Designated	Other long-term liabilities	270	—
Interest rate swaps	Designated	Other long-term liabilities	226	81

The effect of the Company’s derivative instruments on the Consolidated Statements of Income is as follows:

		Fiscal years ended
Derivatives instruments	Statements of Income Location	September 26, 2020	September 28, 2019	September 29, 2018
Cross-currency swaps (a)	Interest expense, net	$(25)	$(19)	$(5)
Cross-currency swaps (b)	Other expense, net	—	41	—
Foreign exchange forward contracts	Other expense, net	—	99	—
Interest rate swaps	Interest expense, net	32	2	(1)

(a)	Designated
(b)	Not designated

The amortization related to unrealized losses in Accumulated other comprehensive loss is expected to be $5 million in the next 12 months.  The Company’s financial instruments consist primarily of cash and cash equivalents, long-term debt, interest rate swap agreements, cross-currency swap agreements and capital lease obligations.  The fair value of our long-term indebtedness exceeded book value by $26 million as of fiscal 2020, and $77 million as of fiscal 2019.  The Company’s long-term debt fair values were determined using Level 2 inputs as other significant observable inputs were not available.

Non-recurring Fair Value Measurements

The Company has certain assets that are measured at fair value on a non-recurring basis when impairment indicators are present or when the Company completes an acquisition.  The Company adjusts certain long-lived assets to fair value only when the carrying values exceed the fair values. The categorization of the framework used to value the assets is considered Level 3, due to the subjective nature of the unobservable inputs used to determine the fair value.  These assets that are subject to our annual impairment analysis primarily include our definite lived and indefinite lived intangible assets, including goodwill and our property, plant and equipment.  The Company reviews goodwill and other indefinite lived assets for impairment as of the first day of the fourth fiscal quarter each year, and more frequently if impairment indicators exist.  The Company determined goodwill and other indefinite lived assets were not impaired in our annual fiscal 2020, 2019, and 2018 assessments.

Included in the following tables are the major categories of assets and their current carrying values that were measured at fair value on a non-recurring basis in the current year, along with the impairment loss recognized on the fair value measurement for the fiscal years then ended:

	As of the end of fiscal 2020
	Level 1	Level 2	Level 3	Total	Impairment
Indefinite lived trademarks	$—	$—	$248	$248	$—
Goodwill	—	—	5,173	5,173	—
Definite lived intangible assets	—	—	2,249	2,249	—
Property, plant and equipment	—	—	4,561	4,561	2
Total	$—	$—	$12,231	$12,231	$2

	As of the end of fiscal 2019
	Level 1	Level 2	Level 3	Total	Impairment
Indefinite lived trademarks	$—	$—	$248	$248	$—
Goodwill	—	—	5,051	5,051	—
Definite lived intangible assets	—	—	2,532	2,532	—
Property, plant and equipment	—	—	4,714	4,714	8
Total	$—	$—	$12,545	$12,545	$8

	As of the end of fiscal 2018
	Level 1	Level 2	Level 3	Total	Impairment
Indefinite lived trademarks	$—	$—	$248	$248	$—
Goodwill	—	—	2,944	2,944	—
Definite lived intangible assets	—	—	1,092	1,092	—
Property, plant and equipment	—	—	2,488	2,488	—
Total	$—	$—	$6,772	$6,772	$—

5.  Goodwill and Intangible Assets

The following table sets forth the gross carrying amount and accumulated amortization of the Company’s goodwill and intangible assets as of the fiscal years ended:

	2020	2019	Amortization Period
Goodwill	$5,173	$5,051	Indefinite lived

Customer relationships	3,323	3,407	5 – 17 years
Trademarks (indefinite lived)	248	248	Indefinite lived
Trademarks (definite lived)	274	149	Not more than 15 years
Other intangibles	129	161	5 – 14 years
Accumulated amortization	(1,477)	(1,185)
Intangible assets, net	2,497	2,780
Total goodwill and intangible assets, net	$7,670	$7,831

Future amortization expense for definite lived intangibles as of fiscal 2020 for the next five fiscal years is $280 million, $258 million, $244 million, $231 million, and $219 million each year for fiscal years ending 2021, 2022, 2023, 2024, and 2025, respectively.

6.  Commitments, Leases and Contingencies

The Company has various purchase commitments for raw materials, supplies and property and equipment incidental to the ordinary conduct of business.

Collective Bargaining Agreements

At the end of fiscal 2020, we employed approximately 47,000 employees, and approximately 20% of those employees were covered by collective bargaining agreements.  The majority of these agreements are due for renegotiation in fiscal 2021.  Our relations with employees under collective bargaining agreements remain satisfactory and there have been no significant work stoppages or other labor disputes during the past three years.

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

Supplemental lease information is as follows:

Leases	Classification	2020
Assets
Operating lease right-of-use assets	Right-of-use asset	$562
Finance lease right-of-use assets	Property, plant, and equipment, net	78
Current liabilities
Operating lease liabilities	Other current liabilities	$115
Finance lease liabilities	Current portion of long-term debt	17
Non-current liabilities
Operating lease liabilities	Operating lease liability	$464
Finance lease liabilities	Long-term debt, less current portion	59

Lease cost	2020
Operating lease cost	$120
Finance lease cost:
Amortization of right-of-use assets	24
Interest on lease liabilities	3
Total finance lease cost	27
Short-term lease cost	27
Total lease cost	$174

Cash paid for amounts included in lease liabilities	2020
Operating cash flows from operating leases	$120
Operating cash flows from finance leases	3
Financing cash flows from finance leases	38

2020
Weighted-average remaining lease term - operating leases	8 years
Weighted-average remaining lease term - finance leases	4 years
Weighted-average discount rate - operating leases	4.6%
Weighted-average discount rate - finance leases	3.8%

Right-of-use assets obtained in exchange for new operating lease liabilities were $44 million for fiscal 2020.

At September 26, 2020, annual lease commitments were as follows:

Fiscal Year	Operating Leases	Finance Leases
2021	$118	$20
2022	103	23
2023	87	17
2024	72	7
2025	67	6
Thereafter	256	13
Total lease payments	703	86
Less: Interest	(124)	(10)
Present value of lease liabilities	$579	$76

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

7.  Income Taxes

The Company is being taxed at the U.S. corporate level as a C-Corporation and has provided U.S. Federal, State and foreign income taxes.  Significant components of income tax expense for the fiscal years ended are as follows:

	2020	2019	2018
Current
U.S.
Federal	$84	$60	$19
State	12	11	8
Non-U.S.	154	67	40
Total current	250	138	67

Deferred:
U.S.
Federal	(29)	(47)	(72)
State	(13)	(3)	12
Non-U.S.	(54)	(2)	(26)
Total deferred	(96)	(52)	(86)
Expense for income taxes	$154	$86	$(19)

U.S. income from continuing operations before income taxes was $206 million, $229 million, and $373 million for fiscal 2020, 2019, and 2018, respectively.  Non-U.S. income from continuing operations before income taxes was $507 million, $261 million, and $104 million for fiscal 2020, 2019, and 2018, respectively.  The Company paid cash taxes of $243 million, $115 million, and $60 million in fiscal 2020, 2019, and 2018, respectively.

The reconciliation between U.S. Federal income taxes at the statutory rate and the Company’s benefit for income taxes on continuing operations for fiscal years ended are as follows:

	2020	2019	2018
U.S. Federal income tax expense at the statutory rate	$150	$103	$117
Adjustments to reconcile to the income tax provision:
U.S. state income tax expense	6	9	12
Federal and state credits	(14)	(8)	(7)
Share-based compensation	(4)	(12)	(8)
Tax Cuts and Jobs Act	—	—	(124)
Withholding taxes	15	—	—
Changes in foreign valuation allowance	(8)	13	(10)
Foreign income taxed in the U.S.	9	3	—
Manufacturing tax benefits	—	—	(6)
Rate differences between U.S. and foreign	(6)	7	3
Sale of subsidiary	—	(38)	—
Other	6	9	4
Expense for income taxes	$154	$86	$(19)

Deferred income taxes result from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes.  The components of the net deferred income tax liability as of fiscal years ended are as follows:

	2020	2019
Deferred tax assets:
Allowance for doubtful accounts	$3	$3
Deferred gain on sale-leaseback	5	5
Accrued liabilities and reserves	104	64
Inventories	10	9
Net operating loss carryforward	291	348
Interest expense carryforward	28	35
Derivatives	127	—
Lease liability	147	—
Research and development credit carryforward	11	12
Federal and state tax credits	14	11
Other	33	40
Total deferred tax assets	773	527
Valuation allowance	(150)	(141)
Total deferred tax assets, net of valuation allowance	623	386
Deferred tax liabilities:
Property, plant and equipment	429	487
Intangible assets	588	597
Leased asset	142	—
Included in held for sale	(4)	—
Other	15	63
Total deferred tax liabilities	1,170	1,147
Net deferred tax liability	$(547)	$(761)

The Company had $54 million of net deferred tax assets recorded in Other assets, and $601 million of net deferred tax liabilities recorded in Deferred income taxes on the Consolidated Balance Sheets.

As of September 26, 2020, the Company has recorded deferred tax assets related to federal, state, and foreign net operating losses, interest expense, and tax credits.  These attributes are spread across multiple jurisdictions and generally have expiration periods beginning in 2020 while a portion remains available indefinitely.  Each attribute has been assessed for realization and a valuation allowance is recorded against the deferred tax assets to bring the net amount recorded to the amount more likely than not to be realized.  The valuation allowance against deferred tax assets was $150 million and $141 million as of the fiscal years ended 2020 and 2019, respectively, related to the foreign and U.S. federal and state operations.

The Company is permanently reinvested except to the extent the foreign earnings are previously taxed or to the extent that we have sufficient basis in our non-U.S. subsidiaries to repatriate earnings on an income tax free basis.

Uncertain Tax Positions

The following table summarizes the activity related to our gross unrecognized tax benefits for fiscal years ended:

	2020	2019
Beginning unrecognized tax benefits	$165	$74
Gross increases – tax positions in prior periods	13	2
Gross decreases - tax positions in prior periods	(12)	—
Gross increases – current period tax positions	—	6
Gross increases – from RPC acquisition	7	88
Settlements	(1)	(1)
Lapse of statute of limitations	(4)	(4)
Ending unrecognized tax benefits	$168	$165

As of fiscal year end 2020, the amount of unrecognized tax benefit that, if recognized, would affect our effective tax rate was $161 million and we had $40 million accrued for payment of interest and penalties related to our uncertain tax positions.  Our penalties and interest related to uncertain tax positions are included in income tax expense.

As a result of global operations, we file income tax returns in the U.S. federal, various state and local, and foreign jurisdictions and are routinely subject to examination by taxing authorities throughout the world.  Excluding potential adjustments to net operating losses, the U.S. federal and state income tax returns are no longer subject to income tax assessments for years before 2016.  With few exceptions, the major foreign jurisdictions are no longer subject to income tax assessments for year before 2014.

8.  Retirement Plans

The Company sponsors defined contribution 401(k) retirement plans covering substantially all employees.  Contributions are based upon a fixed dollar amount for employees who participate and percentages of employee contributions at specified thresholds.  Contribution expense for these plans was $40 million, $26 million, and $20 million for fiscal 2020, 2019, and 2018, respectively.

The North American defined benefit pension plans, which cover certain manufacturing facilities, are closed to future entrants. The majority of the retirement benefit obligations in the United Kingdom (“UK”) are defined benefit pension plans, and are closed to future entrants.  The assets of all the plans are held in a separate trustee administered fund to meet long-term liabilities for past and present employees.

Most of the Company’s German operations provide non-contributory pension plans.  There is no external funding for these plans although they are secured by insolvency insurance required under German law.  In general, the plans provide a fixed retirement benefit not related to salaries and are closed to new entrants.  Germany represents $97 million of Mainland Europe’s total underfunded status.

The net amount of liability recognized is included in Employee Benefit Obligations on the Consolidated Balance Sheets.  The Company uses fiscal year end as a measurement date for the retirement plans.

	Fiscal 2020				Fiscal 2019
Change in Projected Benefit Obligations (PBO)	North America	UK	Mainland Europe	Total	North America	UK	Mainland Europe	Total
Beginning of period	$344	$827	$206	$1,377	$307	$—	$—	$307
Acquisition	—	—	—	—	—	810	209	1,019
Service cost	—	—	1	1	—	—	2	2
Interest cost	10	15	1	26	12	4	1	17
Currency	—	31	13	44	—	(24)	(10)	(34)
Actuarial loss (gain)	30	41	(7)	64	42	44	8	94
Benefit settlements	(6)	—	(16)	(22)	—	—	—	—
Benefits paid	(17)	(26)	(6)	(49)	(17)	(7)	(4)	(28)
End of period	$361	$888	$192	$1,441	$344	$827	$206	$1,377

	Fiscal 2020				Fiscal 2019
Change in Fair Value of Plan Assets	North America	UK	Mainland Europe	Total	North America	UK	Mainland Europe	Total
Beginning of period	$269	$729	$67	$1,065	$277	$—	$—	$277
Acquisition	—	—	—	—	—	702	70	772
Currency	—	27	4	31	—	(22)	(3)	(25)
Return on assets	22	21	(2)	41	9	51	2	62
Contributions	—	18	7	25	—	5	2	7
Benefit settlements	(6)	—	(16)	(22)	—	—	—	—
Benefits paid	(17)	(26)	(6)	(49)	(17)	(7)	(4)	(28)
End of period	$268	$769	$54	$1,091	$269	$729	$67	$1,065

Underfunded status	$(93)	$(119)	$(138)	$(350)	$(75)	$(98)	$(139)	$(312)

At the end of fiscal 2020, the Company had $180 million of net unrealized losses recorded in Accumulated other comprehensive loss on the Consolidated Balance Sheets.  The Company expects $8 million to be realized in fiscal 2021.

The following table presents significant weighted-average assumptions used to determine benefit obligation and benefit cost for the fiscal years ended:

	Fiscal 2020
(Percentages)	North America	UK	Mainland Europe
Weighted-average assumptions:
Discount rate for benefit obligation	2.2	1.6	0.8
Discount rate for net benefit cost	2.9	1.8	0.7
Expected return on plan assets for net benefit costs	6.1	3.8	2.2

	Fiscal 2019
(Percentages)	North America	UK	Mainland Europe
Weighted-average assumptions:
Discount rate for benefit obligation	2.9	1.8	0.7
Discount rate for net benefit cost	4.0	2.3	1.0
Expected return on plan assets for net benefit costs	6.1	4.3	1.7

In evaluating the expected return on plan assets, Berry considered its historical assumptions compared with actual results, an analysis of current market conditions, asset allocations, and the views of advisors.  The return on plan assets is derived from target allocations and historical yield by asset type. A one quarter of a percentage point reduction of expected return on pension assets or discount rate applied to the pension liability would result in an immaterial change to the Company’s pension expense.

In accordance with the guidance from the FASB for employers’ disclosure about postretirement benefit plan assets the table below discloses fair values of each pension plan asset category and level within the fair value hierarchy in which it falls. There were no material changes or transfers between level 3 assets and the other levels.

Fiscal 2020 Asset Category	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$18	$18	$—	$36
U.S. large cap comingled equity funds	72	27	—	99
U.S. mid cap equity mutual funds	49	16	—	65
U.S. small cap equity mutual funds	3	16	—	19
International equity mutual funds	12	99	—	111
Real estate equity investment funds	3	158	91	252
Corporate bond mutual funds	10	—	27	37
Corporate bonds	—	146	—	146
International fixed income funds	66	209	—	275
International insurance policies	—	—	51	51
Total	$233	$689	$169	$1,091

Fiscal 2019 Asset Category	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$15	$89	$—	$104
U.S. large cap comingled equity funds	—	124	—	124
U.S. mid cap equity mutual funds	42	—	—	42
U.S. small cap equity mutual funds	3	—	—	3
International equity mutual funds	18	94	—	112
Real estate equity investment funds	3	179	75	257
Corporate bond mutual funds	12	—	—	12
Corporate bonds	—	164	14	178
Guaranteed investment account	—	—	8	8
International fixed income funds	73	93	—	166
International insurance policies	—	—	59	59
Total	$166	$743	$156	$1,065

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid for the fiscal year end:

	North America	UK	Mainland Europe	Total
2021	$19	$27	$6	$52
2022	19	26	7	52
2023	19	27	6	52
2024	19	29	9	57
2025	19	30	7	56
2026-2030	94	159	51	304

Net pension expense included the following components as of fiscal years ended:

	2020	2019	2018
Service cost	$1	$2	$—
Interest cost	26	17	11
Amortization of net actuarial loss	5	1	2
Expected return on plan assets	(46)	(24)	(17)
Net periodic benefit expense (income)	$(14)	$(4)	$(4)

Our defined benefit pension plan asset allocations as of fiscal years ended are as follows:

Asset Category	2020	2019
Equity securities and equity-like instruments	50%	50%
Debt securities and debt-like	42	33
International insurance policies	5	6
Other	3	11
Total	100%	100%

The Company’s retirement plan assets are invested with the objective of providing the plans the ability to fund current and future benefit payment requirements while minimizing annual Company contributions.  The retirement plans held $42 million of the Company’s stock at the end of fiscal 2020.  The Company re-addresses the allocation of its investments on a regular basis.

9.  Restructuring and Transaction Activities

The Company has announced various restructuring plans in the last three fiscal years which included shutting down facilities. In all instances, the majority of the operations from rationalized facilities was transferred to other facilities within the respective segment.

During fiscal 2018, the Company shut down one facility in each of the Engineered Materials, Health, Hygiene & Specialties, and Consumer Packaging North America segment, which accounted for approximately $10 million, $30 million, and $15 million of annual net sales, respectively.

During fiscal 2019 and 2020, the Company did not shut down any facilities with significant net sales.

Since 2018, total expected costs attributed to restructuring programs total $106 million with $3 million remaining to be recognized in the future.

	Expected Total Costs	Cumulative Charges through Fiscal 2020	To be Recognized in Future
Severance and termination benefits	$78	$78	$—
Facility exit costs	18	15	3
Asset impairment	10	10	—
Total	$106	$103	$3

The table below sets forth the significant components of the restructuring and transaction activity charges recognized for the fiscal years ended, by segment:

	2020	2019	2018
Consumer Packaging International	$58	$54	$—
Consumer Packaging North America	10	12	3
Engineered Materials	6	2	6
Health, Hygiene & Specialties	5	(200)	27
Consolidated	$79	$(132)	$36

The table below sets forth the activity with respect to the restructuring charges and the impact on our accrued restructuring reserves:

	Employee Severance and Benefits	Facility Exit Costs	Non-cash Impairment Charges	Transaction Activities	Total
Balance as of fiscal 2018	$9	$4	$—	$—	$13
Charges(a)	10	4	8	(146)	(124)
Non-cash asset impairment	—	—	(8)	—	(8)
Cash	(17)	(3)	—	146	126
Balance as of fiscal 2019	$2	$5	$—	$—	$7
Charges	34	9	2	34	79
Non-cash asset impairment	—	—	(2)	—	(2)
Cash	(26)	(7)	—	(34)	(67)
Balance as of fiscal 2020	$10	$7	$—	$—	$17

(a)	Consists of $214 million gain on the sale of our SFL business in 2019 offset by professional fees and other costs related to the RPC acquisition.

10.  Related Party Transactions

The Company made payments related to the income tax receivable agreement of $38 million in fiscal 2019.  Apollo Global Management, LLC (“Apollo”) received $29 million of the fiscal 2019 payment.  Mr. Evan Bayh, a member of the Company’s Board of Directors, has been employed by Apollo since 2011.  The agreement was terminated in fiscal 2019.

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

No shares were repurchased during fiscal 2020. During fiscal 2019, the Company repurchased approximately 1,512 thousand shares for $72 million, at an average price of $47.64. All share repurchases were immediately retired.  Common stock was reduced by the number of shares retired at $0.01 par value per share. The Company allocates the excess purchase price over par value between additional paid-in capital and retained earnings.

Equity Incentive Plans

In fiscal 2018, the Company amended the 2015 Berry Global Group, Inc. Long-Term Incentive Plan to authorize the issuance of 12.5 million shares, an increase of 5 million shares from the previous authorization.

The Company recognized total share-based compensation expense of $33 million, $27 million, and $23 million for fiscal 2020, 2019, and 2018, respectively.  The intrinsic value of options exercised in fiscal 2020 was $28 million.

Information related to the equity incentive plans as of the fiscal years ended are as follows:

	2020		2019
	Number of Shares (in thousands)	Weighted Average Exercise Price	Number of Shares (in thousands)	Weighted Average Exercise Price
Options outstanding, beginning of period	10,263	$37.82	10,744	$32.40
Options granted	2,562	45.60	2,259	47.66
Options exercised	(1,223)	24.96	(2,476)	22.41
Options forfeited or cancelled	(142)	45.05	(264)	46.07
Options outstanding, end of period	11,460	$40.84	10,263	$37.82

Option price range at end of period	$3.04-54.33		$3.04-54.33
Options exercisable at end of period	5,599		4,720
Options available for grant at period end	2,678		5,099
Weighted average fair value of options granted during period	$14.26		$15.34

The fair value for options granted has been estimated at the date of grant using a Black-Scholes model, generally with the following weighted average assumptions:

	2020	2019	2018
Risk-free interest rate	1.7%	2.5%	2.7%
Dividend yield	0.0%	0.0%	0.0%
Volatility factor	27.2%	26.3%	26.1%
Expected option life	6.5 years	6.5 years	6.5 years

For purposes of the valuation model in fiscal years 2020, 2019, and 2018, the Company used the simplified method due to the lack of historical data upon which to estimate the expected term.

The following table summarizes information about the options outstanding as of fiscal 2020:

Range of Exercise Prices	Number Outstanding (in thousands)	Intrinsic Value of Outstanding (in millions)	Weighted Remaining Contractual Life	Weighted Exercise Price	Number Exercisable (in thousands)	Intrinsic Value of Exercisable (in millions)	Unrecognized Compensation (in millions)	Weighted Recognition Period
$3.04-54.33	11,460	$92	6.8 years	$40.84	5,599	$77	$4	2.1 years

12.  Segment and Geographic Data

Berry’s operations are organized into four reporting segments: Consumer Packaging International, Consumer Packaging North America, Engineered Materials, and Health, Hygiene & Specialties.  The structure is designed to align us with our customers, provide improved service, and drive future growth in a cost efficient manner.

Selected information by reportable segment is presented in the following tables:

	2020	2019	2018
Net sales
Consumer Packaging International	$4,195	$1,229	$215
Consumer Packaging North America	2,850	2,636	2,463
Engineered Materials	2,334	2,538	2,633
Health, Hygiene & Specialties	2,330	2,475	2,558
Total	$11,709	$8,878	$7,869

Operating income
Consumer Packaging International	$299	$12	$17
Consumer Packaging North America	320	234	190
Engineered Materials	317	$318	365
Health, Hygiene & Specialties	243	410	189
Total	$1,179	$974	$761

Depreciation and amortization
Consumer Packaging International	$318	$93	$15
Consumer Packaging North America	250	216	229
Engineered Materials	105	116	108
Health, Hygiene & Specialties	172	188	186
Total	$845	$613	$538

	2020	2019
Total assets:
Consumer Packaging International	$7,575	$7,085
Consumer Packaging North America	3,716	4,243
Engineered Materials	2,006	1,862
Health, Hygiene & Specialties	3,404	3,279
Total assets	$16,701	$16,469

Selected information by geographical region is presented in the following tables:

	2020	2019	2018
Net sales:
United States and Canada	$6,250	$6,293	$6,266
Europe	4,223	1,637	759
Rest of world	1,236	948	844
Total net sales	$11,709	$8,878	$7,869

	2020	2019
Long-lived assets:
United States and Canada	$6,753	$7,021
Europe	3,813	3,654
Rest of world	2,318	2,037
Total long-lived assets	$12,884	$12,712

Selected information by product line is presented in the following tables:

(in percentages)	2020	2019	2018
Net sales:
Packaging	82%	84%	100%
Non-packaging	18	16	—
Consumer Packaging International	100%	100%	100%

Rigid Open Top	45%	45%	44%
Rigid Closed Top	55	55	56
Consumer Packaging North America	100%	100%	100%

Core Films	38%	40%	41%
Retail & Industrial	62	60	59
Engineered Materials	100%	100%	100%

Health	20%	15%	18%
Hygiene	52	53	51
Specialties	28	32	31
Health, Hygiene & Specialties	100%	100%	100%

13.  Net Income per Share

Basic net income per share is calculated by dividing the net income attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for common stock equivalents.  Diluted net income per share is computed by dividing the net income attributable to common stockholders by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method and the if-converted method.  For purposes of this calculation, stock options are considered to be common stock equivalents and are only included in the calculation of diluted net income per share when their effect is dilutive.  There were 7 million and 5 million shares excluded from the fiscal 2020 and 2019 diluted net income per share calculation, respectively, as their effect would be anti-dilutive. There were no shares excluded from the fiscal 2018 calculation.

The following tables and discussion provide a reconciliation of the numerator and denominator of the basic and diluted net income per share computations.

(in millions, except per share amounts)	2020	2019	2018
Numerator
Net income attributable to the Company	$559	$404	$496
Denominator
Weighted average common shares outstanding - basic	132.6	131.3	131.4
Dilutive shares	2.5	3.3	3.8
Weighted average common and common equivalent shares outstanding - diluted	135.1	134.6	135.2

Per common share income
Basic	$4.22	$3.08	$3.77
Diluted	$4.14	$3.00	$3.67

14.  Quarterly Financial Data (Unaudited)

The following table contains selected unaudited quarterly financial data for fiscal years ended.

	2020				2019
	First	Second	Third	Fourth	First	Second	Third	Fourth

Net sales	$2,816	$2,975	$2,910	$3,008	$1,972	$1,950	$1,937	$3,019
Cost of goods sold	2,296	2,391	2,272	2,342	1,619	1,578	1,551	2,511
Gross profit	520	584	638	666	353	372	386	508

Net income	$47	$126	$191	$195	$88	$74	$13	$229

Net income per share:
Basic	$0.36	$0.95	$1.44	$1.47	$0.67	$0.57	$0.10	$1.74
Diluted	$0.35	$0.94	$1.42	$1.44	$0.66	$0.55	$0.10	$1.69

The fourth fiscal quarter for 2019 includes certain unusual, nonrecurring items related to the acquisition of RPC and divestiture of our SFL business. Refer to Note 2. Acquisitions and Dispositions for further information.

15.  Subsequent Events

U.S Flexible Packaging Converting Disposition

In October 2020, the Company reached an initial agreement to sell its U.S. flexible packaging converting business which was primarily operated in the Engineered Materials segment for $140 million, which is preliminary and subject to adjustment at closing.  The Company reported fiscal 2020 net sales of approximately $200 million related to the sold business.  For the period ended September 26, 2020, the Company has classified assets of $162 million and liabilities of $25 million as held for sale.
Business Reorganization

In October 2020, the Company reorganized portions of its four operating segments in order to better align our various businesses for future growth.  This reorganization includes the following changes: (1) the Health, Hygiene & Specialties segment will include the Tapes business historically reported in our Engineered Materials segment, (2) the Consumer Packaging International segment will include the North American Healthcare business historically operated in Consumer Packaging North America segment and (3) the Engineered Materials segment will include the European films business which was historically operated in the Consumer Packaging International segment.  We will report results based on our reorganized structure beginning with our results for the first quarter of fiscal 2021.

Exhibit No	Description of Exhibit
2.1	Rule 2.7 Announcement, dated as of March 8, 2019 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on March 14, 2019).
2.2
Co-Operation Agreement, dated as of March 8, 2019, by and among Berry Global Group, Inc., Berry Global International Holdings Limited and RPC Group Plc (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on March 14, 2019).

3.1
Amended and Restated Certificate of Incorporation of Berry Global Group, Inc., as amended through March 6, 2019 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on May 2, 2019).

3.2
Amended and Restated Bylaws of Berry Global Group, Inc., as amended and restated effective as of March 6, 2019 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on March 8, 2019).

4.1
Indenture, dated as of May 12, 2014, by and among Berry Plastics Corporation, the guarantors party thereto and U.S. Bank National Association, as Trustee, relating to the 5.50% second priority senior secured notes due 2022 (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on May 13, 2014).

4.2
Indenture, dated as of June 5, 2015, by and among Berry Plastics Corporation, the guarantors party thereto and U.S. Bank National Association, as Trustee, relating to the 5.125% second priority senior secured notes due 2023 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on June 5, 2015).

4.3
Indenture, dated as of October 1, 2015, by and between Berry Plastics Escrow Corporation, as Issuer, and U.S. Bank National Association, as Trustee, relating to the 6.00% second priority senior secured notes due 2022 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 6, 2015).

4.4
First Supplemental Indenture, dated as of October 1, 2015, by and between Berry Plastics Corporation, Berry Plastics Group, Inc., the subsidiaries of Berry Plastics Corporation party thereto, Berry Plastics Escrow Corporation, and U.S. Bank National Association, as Trustee, relating to the Indenture, by and between Berry Plastics Escrow Corporation, as Issuer, and U.S. Bank, National Association, as Trustee, relating to the 6.00% second priority senior secured notes due 2022, dated October 1, 2015 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 6, 2015).

4.5
Registration Rights Agreement, dated as of October 1, 2015, by and between Berry Plastics Corporation, Berry Plastics Group, Inc., each subsidiary of Berry Plastics Corporation identified therein, and Goldman, Sachs & Co., and Credit Suisse, on behalf of themselves and as representatives of the initial purchasers, relating to the 6.00% second priority senior secured notes due 2022 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 6, 2015).

4.6
Form of common stock certificate of Berry Plastics Group, Inc. (incorporated by reference to Exhibit 4.27 of Amendment No. 5 to the Company’s Registration Statement on Form S-1 filed on September 19, 2012).

4.7
Indenture, by and between Berry Global Escrow Corporation and U.S. Bank National Association, as Trustee and Collateral Agent, relating to the 4.875% First Priority Senior Secured Notes due 2026, dated June 5, 2019 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 6, 2019).

4.7A
Supplemental Indenture, among Berry Global Group, Inc., Berry Global, Inc., Berry Global Escrow Corporation, each of the parties identified as a Subsidiary Guarantor thereon, and U.S. Bank National Association, as Trustee, relating to the 4.875% First Priority Senior Secured Notes due 2026, dated July 1, 2019 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 2, 2019).

4.8
Indenture, by and between Berry Global Escrow Corporation and U.S. Bank National Association, as Trustee and Collateral Agent, relating to the 5.625% Second Priority Senior Secured Notes due 2027, dated June 5, 2019 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on June 6, 2019).

4.8A
Supplemental Indenture, among Berry Global Group, Inc., Berry Global, Inc., Berry Global Escrow Corporation, each of the parties identified as a Subsidiary Guarantor thereon, and U.S. Bank National Association, as Trustee, relating to the 5.625% Second Priority Senior Secured Notes due 2027, dated July 1, 2019 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on July 2, 2019).

4.9
Indenture, among Berry Global, Inc., certain guarantors party thereto, U.S. Bank National Association, as Trustee and Collateral Agent, and Elavon Financial Services DAC, as Paying Agent, Transfer Agent and Registrar, relating to the 1.00% First Priority Senior Secured Notes due 2025 and 1.50% First Priority Senior Secured Notes due 2027, dated January 2, 2020 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 2, 2020).

4.10	Description of Securities (incorporated by reference to Exhibit 4.9 to the Company’s Annual Report on Form 10-K filed on November 11, 2019).
10.1
 $850,000,000 Third Amended and Restated Revolving Credit Agreement, dated as of May 1, 2019, by and among Berry Global, Inc., Berry Global Group, Inc., the lenders party thereto, Bank of America, N.A., as collateral agent and administrative agent, and the financial institutions party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 6, 2019).

10.2
U.S. $1,200,000,000 Second Amended and Restated Credit Agreement, dated as of April 3, 2007, by and among Berry Plastics Corporation formerly known as Berry Plastics Holding Corporation, Berry Plastics Group, Inc., Credit Suisse, Cayman Islands Branch, as collateral and administrative agent, the lenders party thereto from time to time, and the other financial institutions party thereto (incorporated by reference to Exhibit 10.1(b) to Berry Plastics Corporation’s Current Report on Form 8-K filed on April 10, 2007).

10.3
Second Amended and Restated Intercreditor Agreement, dated as of February 5, 2008, by and among Berry Plastics Group, Inc., Berry Plastics Corporation, certain subsidiaries identified as parties thereto, Bank of America, N.A. and Credit Suisse, Cayman Islands Branch as first lien agents, and U.S. Bank National Association, as successor in interest to Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K filed on November 23, 2015).

10.4
U.S. $1,147,500,000 and $814,375,000 Incremental Assumption Agreement, dated as of February 10, 2017 by and among Berry Plastics Group, Inc., Berry Plastics Corporation and certain of its subsidiaries referenced therein, Credit Suisse AG, Cayman Islands Branch, as administrative agent for the lenders under the term loan credit agreement referenced therein, Citibank, N.A., as initial Term I lender and Citibank, N.A., as incremental term J lender therein. (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K filed on November 21, 2017).

10.5
U.S. $1,644,750,000 and $498,750,000 Incremental Assumption Agreement, dated as of August 10, 2017, by and among Berry Plastics Group, Inc., Berry Plastics Corporation and certain of its subsidiaries referenced therein, Credit Suisse AG, Cayman Islands Branch, as administrative agent for the lenders under the term loan credit agreement referenced therein, Wells Fargo Bank, National Association, as initial Term M lender and Wells Fargo Bank, National Association, as initial Term N lender therein (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K filed on November 21, 2017).

10.6
U.S. $900,000,000 and $814,375,000 Incremental Assumption Agreement, dated as of November 27, 2017, by and among Berry Global Group, Inc., Berry Global, Inc. and certain of its subsidiaries referenced therein, Credit Suisse AG, Cayman Islands Branch, as administrative agent for the lenders under the term loan credit agreement referenced therein, Citibank, N.A., as initial Term O Lender, and Citibank, N.A., as initial Term P Lender therein. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on February 7, 2018).

10.7
U.S. $ 1,644,750,000 and $496,250,000 Incremental Assumption Agreement and Amendment, dated as of February 12, 2018, by and among Berry Global Group, Inc., Berry Global, Inc. and certain of its subsidiaries referenced therein, Credit Suisse AG, Cayman Islands Branch, as administrative agent for the lenders under the term loan credit agreement referenced therein, Citibank, N.A., as initial Term Q lender, and Citibank, N.A., as initial Term R lender therein (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 3, 2018).

10.8
U.S. $800,000,000 and $814,375,000 Incremental Assumption Agreement, dated as of May 16, 2018, by and among Berry Global Group, Inc., Berry Global, Inc. and certain of its subsidiaries referenced therein, Credit Suisse AG, Cayman Islands Branch, as administrative agent for the lenders under the term loan credit agreement referenced therein, Citibank, N.A., as initial Term S lender, and Citibank, N.A., as initial Term T lender therein (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 3, 2018).

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

10.11
Amendment and Waiver to Equipment Lease Agreement, dated as of January 19, 2011, between Chicopee, Inc., as Lessee and Gossamer Holdings, LLC, as Lessor (incorporated by reference to Exhibit 10.16 to AVINTIV Specialty Materials Inc.’s Registration Statement Form S-4 filed on October 25, 2011).

10.12
Second Amendment to Equipment Lease Agreement, dated as of October 7, 2011, between Chicopee, Inc., as Lessee and Gossamer Holdings, LLC, as Lessor (incorporated by reference to Exhibit 10.17 to AVINTIV Specialty Materials Inc.’s Registration Statement Form S-4 filed on October 25, 2011).

10.13
Third Amendment to Equipment Lease Agreement, dated as of February 28, 2012, between Chicopee, Inc., as Lessee and Gossamer Holdings, LLC, as Lessor (incorporated by reference to Exhibit 10.1 to AVINTIV Specialty Materials Inc.’s Quarterly Report on Form 10-Q filed on May 15, 2012).

10.14
Fourth Amendment to Equipment Lease Agreement, dated as of March 22, 2013, between Chicopee, Inc., as Lessee and Gossamer Holdings, LLC, as Lessor (incorporated by reference to Exhibit 10.1 to AVINTIV Specialty Materials Inc.’s Quarterly Report on Form 10-Q filed on May 9, 2013).

10.15	†	2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.9 to Berry Plastics Corporation’s Registration Statement Form S-4 filed on November 2, 2006).
10.16	†	Amendment No. 2 to the Berry Plastics Group, Inc., 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K filed on December 11, 2013).
10.17	†	Amendment No. 3 to Berry Plastics Group, Inc. 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 10, 2015).
10.18	†
Form of 2016 Omnibus Amendment to Awards Granted Under the Berry Plastics Group, Inc. 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 22, 2016).

10.19	†
Omnibus amendment to awards granted under the Berry Plastics Group, Inc., 2006 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K filed on December 11, 2013).

10.20	†
Form of Performance-Based Stock Option Agreement of Berry Plastics Group, Inc.  (incorporated by reference to Exhibit 10.9 to Berry Plastics Corporation’s Registration Statement Form S-4 filed on November 2, 2006).

10.21	†
Form of Accreting Stock Option Agreement of Berry Plastics Group, Inc. (incorporated by reference to Exhibit 10.10 to Berry Plastics Corporation’s Registration Statement Form S-4 filed on November 2, 2006).

10.22	†
Form of Time-Based Stock Option Agreement of Berry Plastics Group, Inc. (incorporated by reference to Exhibit 10.11 to Berry Plastics Corporation’s Registration Statement Form S-4 filed on November 2, 2006).

10.23	†
Form of Performance-Based Stock Appreciation Rights Agreement of Berry Plastics Group, Inc. (incorporated by reference to Exhibit 10.12 to Berry Plastics Corporation’s Registration Statement Form S-4 filed on November 2, 2006).

10.24	†	Employment Agreement of Thomas E. Salmon (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 6, 2017).
10.25	†
Berry Plastics Group, Inc. Executive Bonus Plan, amended and restated December 22, 2015, effective as of September 27, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 28, 2015).

10.26	†	Berry Plastics Group, Inc. 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K filed on December 17, 2012).
10.27	†	Amendment No. 1 to the Berry Plastics Group, Inc., 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K filed on December 11, 2013).
10.28	†
Omnibus amendment to awards granted under the Berry Plastics Group, Inc., 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K filed on December 11, 2013).

10.29	†	Amendment No. 2 to the Berry Plastics Group, Inc. 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 10, 2015).
10.30	†
Form of 2016 Omnibus Amendment to Awards Granted Under the Berry Plastics Group, Inc. 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 22, 2016).

10.31	†	2015 Berry Plastics Group, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 10, 2015.
10.32	†	First Amendment to 2015 Berry Plastics Group, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 6, 2018).
10.33	†
Form of 2016 Omnibus Amendment to Awards Granted Under the Berry Plastics Group, Inc. 2015 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on July 22, 2016).

10.34	†
Fourth Amended and Restated Stockholders Agreement, by and among Berry Plastics Group, Inc., and the stockholders of the Corporation listed on schedule A thereto, dated as of January 15, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on January 30, 2015).

10.35	†
Employment Agreement, dated January 1, 2002, between the Berry Plastics Corporation and Curtis Begle (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on January 31, 2014).

10.36	†
Amendment No. 1 to Employment Agreement, dated as of September 13, 2006, by and between the Berry Plastics Corporation and Curtis Begle (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on January 31, 2014).

10.37	†
Amendment No. 2 to Employment Agreement, dated December 31, 2008, by and between the Berry Plastics Corporation and Curtis Begle (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on January 31, 2014).

10.38	†
Amendment No. 3 to Employment Agreement, dated August 1, 2010, by and between the Berry Plastics Corporation and Curtis L. Begle (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on January 31, 2014).

10.39	†
Amendment No. 4 to Employment Agreement, dated December 16, 2011, by and between the Berry Plastics Corporation and Curtis L. Begle (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on January 31, 2014).

10.40	†
Employment Agreement, dated February 28, 1998, between Berry Plastics Corporation and Mark Miles, together with amendments dated February 28, 2003, September 13, 2006, December 31, 2008, and December 31, 2011 (incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K filed on November 30, 2016).

10.41	†
Form of Amendment to Employment Agreement by and between Berry Plastics Corporation and each of Curtis L Begle, Mark W. Miles, and Thomas E. Salmon (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 22, 2016).

10.42	†
Senior Executive Employment Contract dated as of September 30, 2015 by and between PGI Specialty Materials Inc. and Jean Marc Galvez, together with the International Assignment Letter dated December 18, 2016 from Berry Global, Inc. (f/k/a Berry Plastics Corporation) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on February 7, 2018).

10.43	† *	Employment Agreement, dated December 16, 2010, between Berry Plastics Corporation and Jason Greene, together with amendments dated December 31, 2011 and July 20, 2016.
21.1	*	Subsidiaries of the Registrant.
23.1	*	Consent of Independent Registered Public Accounting Firm.
31.1	*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.
31.2	*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.
32.1	*	Section 1350 Certification of the Chief Executive Officer.
32.2	*	Section 1350 Certification of the Chief Financial Officer.
101.INS		Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH		Inline XBRL Taxonomy Extension Schema Document.
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104		Cover Page Interactive Date File (formatted as Inline XBRL and contained in Exhibit 101.

*	Filed herewith.
†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 23rd day of November, 2020.

BERRY GLOBAL GROUP, INC.

By	/s/ Thomas E. Salmon
Thomas E. Salmon
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Thomas E. Salmon	Chief Executive Officer and Chairman of the Board of Directors and Director (Principal Executive Officer)	November 23, 2020
Thomas E. Salmon

/s/ Mark W. Miles	Chief Financial Officer (Principal Financial Officer)	November 23, 2020
Mark W. Miles

/s/ James M. Till	Executive Vice President and Controller (Principal Accounting Officer)	November 23, 2020
James M. Till

/s/ B. Evan Bayh	Director	November 23, 2020
B. Evan Bayh

/s/ Jonathan F. Foster	Director	November 23, 2020
Jonathan F. Foster

/s/ Idalene F. Kesner	Director	November 23, 2020
Idalene F. Kesner

/s/ Carl J. Rickertsen	Director	November 23, 2020
Carl J. Rickertsen

/s/ Ronald S. Rolfe	Director	November 23, 2020
Ronald S. Rolfe

/s/ Paula Sneed	Director	November 23, 2020
Paula Sneed

/s/ Robert A. Steele	Director	November 23, 2020
Robert A. Steele

/s/ Stephen E. Sterrett	Director	November 23, 2020
Stephen E. Sterrett

/s/ Scott B. Ullem	Director	November 23, 2020
Scott B. Ullem