Form 10-Q
period 2021-01-02
BERRY GLOBAL GROUP, INC.
filed 2021-02-05
CIK 1378992

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 2, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☒ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

There were 134.0 million shares of common stock outstanding at February 5, 2021.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

Information included in or incorporated by reference in Berry Global Group, Inc.’s filings with the U.S. Securities and Exchange Commission (the “SEC”) and press releases or other public statements, contain or may contain forward-looking statements.  This report includes “forward-looking” statements with respect to our financial condition, results of operations and business and our expectations or beliefs concerning future events.  These statements contain words such as “believes,” “expects,” “may,” “will,” “should,” “would,” “could,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” “project”, “outlook,” “anticipates” or “looking forward” or similar expressions that relate to our strategy, plans, intentions, or expectations.  All statements we make relating to our estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates, and financial results or to our expectations regarding future industry trends are forward-looking statements.  In addition, we, through our senior management, from time to time make forward-looking public statements concerning our expected future operations and performance and other developments.  These forward-looking statements are subject to risks and uncertainties that may change at any time, and, therefore, our actual results may differ materially from those that we expected.  All forward-looking statements are made only as of the date hereof, and we undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

Additionally, we caution readers that the list of important factors discussed in our most recent Form 10-K in the section titled “Risk Factors” may not contain all of the material factors that are important to you.  In addition, in light of these risks and uncertainties, the matters referred to in the forward-looking statements contained in this report may not in fact occur.  Accordingly, readers should not place undue reliance on those statements.

Berry Global Group, Inc.
Form 10-Q Index
For Quarterly Period Ended January 2, 2021

Part I. Financial Information

Item 1.	Financial Statements

Berry Global Group, Inc.
Consolidated Statements of Income
(Unaudited)
(in millions of dollars, except per share amounts)

	Quarterly Period Ended
	January 2, 2021	December 28, 2019
Net sales	$3,136	$2,816
Costs and expenses:
Cost of goods sold	2,518	2,296
Selling, general and administrative	241	229
Amortization of intangibles	74	75
Restructuring and transaction activities	(1)	17
Operating income	304	199
Other expense, net	25	13
Interest expense, net	97	118
Income before income taxes	182	68
Income tax expense	52	21
Net income	$130	$47

Net income per share:
Basic	$0.97	$0.36
Diluted	0.96	0.35
Outstanding weighted-average shares:
Basic	133.6	132.3
Diluted	135.7	134.3

Consolidated Statements of Comprehensive Income
(Unaudited)
(in millions of dollars)

	Quarterly Period Ended
	January 2, 2021	December 28, 2019
Net income	$130	$47
Other comprehensive income, net of tax:
Currency translation	178	92
Derivative instruments	17	13
Other comprehensive income	195	105
Comprehensive income	$325	$152

See notes to consolidated financial statements.

Berry Global Group, Inc.
Consolidated Balance Sheets
(in millions of dollars)

	January 2, 2021	September 26, 2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$847	$750
Accounts receivable, net	1,456	1,469
Finished goods	835	708
Raw materials and supplies	668	560
Prepaid expenses and other current assets	177	168
Assets held for sale	—	162
Total current assets	3,983	3,817
Noncurrent assets:
Property, plant, and equipment	4,734	4,561
Goodwill and intangible assets	7,801	7,670
Right-of-use assets	572	562
Other assets	86	91
Total assets	$17,176	$16,701

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,193	$1,115
Accrued employee costs	310	324
Other current liabilities	721	644
Current portion of long-term debt	71	75
Liabilities held for sale	—	25
Total current liabilities	2,295	2,183
Noncurrent liabilities:
Long-term debt, less current portion	10,010	10,162
Deferred income taxes	536	601
Employee benefit obligations	377	368
Operating lease liabilities	471	464
Other long-term liabilities	1,042	831
Total liabilities	14,731	14,609

Stockholders’ equity:
Common stock (133.9 and 133.6 million shares issued, respectively)	1	1
Additional paid-in capital	1,062	1,034
Retained earnings	1,738	1,608
Accumulated other comprehensive loss	(356)	(551)
Total stockholders’ equity	2,445	2,092
Total liabilities and stockholders’ equity	$17,176	$16,701

See notes to consolidated financial statements.

Berry Global Group, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
(in millions of dollars)

Quarterly Period Ended	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at September 26, 2020	$1	$1,034	$(551)	$1,608	$2,092
Net income	—	—	—	130	130
Other comprehensive income	—	—	195	—	195
Share-based compensation	—	21	—	—	21
Proceeds from issuance of common stock	—	7	—	—	7
Balance at January 2, 2021	$1	$1,062	$(356)	$1,738	$2,445

Balance at September 28, 2019	$1	$949	$(386)	$1,054	$1,618
Net income	—	—	—	47	47
Other comprehensive income	—	—	105	—	105
Share-based compensation	—	19	—	—	19
Proceeds from issuance of common stock	—	2	—	—	2
Adoption of lease accounting standard	—	—	—	(5)	(5)
Balance at December 28, 2019	$1	$970	$(281)	$1,096	$1,786

See notes to consolidated financial statements.

Berry Global Group, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(in millions of dollars)

	Quarterly Period Ended
	January 2, 2021	December 28, 2019
Cash Flows from Operating Activities:
Net income	$130	$47
Adjustments to reconcile net cash provided by operating activities:
Depreciation	141	141
Amortization of intangibles	74	75
Non-cash interest	8	4
Deferred income tax	(19)	(16)
Share-based compensation expense	21	19
Other non-cash operating activities, net	5	17
Changes in working capital	(49)	(68)
Changes in other assets and liabilities	4	(1)
Net cash from operating activities	315	218

Cash Flows from Investing Activities:
Additions to property, plant and equipment, net	(162)	(148)
Divestiture of business	140	—
Net cash from investing activities	(22)	(148)

Cash Flows from Financing Activities:
Proceeds from long-term borrowings	750	—
Repayments on long-term borrowings	(985)	(164)
Proceeds from issuance of common stock	7	2
Debt financing costs	(6)	(2)
Net cash from financing activities	(234)	(164)
Effect of exchange rate changes on cash	38	17
Net change in cash	97	(77)
Cash and cash equivalents at beginning of period	750	750
Cash and cash equivalents at end of period	$847	$673

See notes to consolidated financial statements.

Berry Global Group, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
(tables in millions of dollars, except per share data)

1.  Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of Berry Global Group, Inc. (“the Company,” “we,” or “Berry”) have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In preparing financial statements in conformity with GAAP, we must make estimates and assumptions that affect the reported amounts and disclosures at the date of the financial statements and during the reporting period.  Actual results could differ from those estimates.  The Company’s U.S. based results for the quarterly period ended January 2, 2021 and December 28, 2019 are based on a fourteen and thirteen week period, respectively.  In October 2020, the Company reorganized portions of its four operating segments in order to better align our various businesses for future growth.  The Company has recast all prior period amounts to conform to this new reporting structure.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included, and all subsequent events up to the time of the filing have been evaluated.  For further information, refer to the Company’s most recent Form 10-K filed with the Securities and Exchange Commission.

2.  Recent Accounting Pronouncements

Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates to the FASB’s Accounting Standards Codification.  During fiscal 2021, with the exception of the below, there have been no developments to the recently adopted accounting pronouncements from those disclosed in the Company’s 2020 Annual Report on Form 10-K that are considered to have a material impact on our unaudited consolidated financial statements.

Credit Losses

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) and issued subsequent amendments to the initial guidance. The new standard requires entities to measure all expected credit losses for most financial assets held at the reporting date based on an expected loss model, which includes historical experience, current conditions, and reasonable and supportable forecasts. The new standard also requires enhanced disclosure. The Company adopted the new standard on September 27, 2020 with no material impact to the Company’s consolidated financial statements.  See Note 3. Revenue and Accounts Receivable.

Defined Benefit Plans

In August 2018, the FASB issued ASU 2018-14, Changes to the Disclosure Requirements for Defined Benefit Plans. The new standard removes requirements to disclose the amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost over the next fiscal year and the effects of a one-percentage-point changes in assumed health care cost trend rates. The standard also adds requirements to disclose the reasons for significant gains and losses related to changes in the benefit obligations for the period and the accumulated benefit obligation (“ABO”) for plans with ABOs in excess of plan assets. The new standard will be effective for the Company beginning fiscal 2022. The Company is currently evaluating the impact of the adoption of this standard to our disclosures.

Income Taxes

In December 2019, the FASB issued ASU 2019-12, Income Taxes - Simplifying the Accounting for Income Taxes (Topic 740). The new guidance eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. It also clarifies and simplifies other aspects of the accounting for income taxes. The new standard will be effective for the Company beginning fiscal 2022. The Company is currently evaluating the impact of the adoption of this standard to the Company’s consolidated financial statements.

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

3.  Revenue and Accounts Receivable

Our revenues are primarily derived from the sale of plastic packaging products to customers.  Revenue is recognized when performance obligations are satisfied, in an amount reflecting the consideration to which the Company expects to be entitled.  We consider the promise to transfer products to be our sole performance obligation.  If the consideration agreed to in a contract includes a variable amount, we estimate the amount of consideration we expect to be entitled to in exchange for transferring the promised goods to the customer using the most likely amount method.  Our main source of variable consideration is customer rebates.  The accrual for customer rebates was $110 million and $104 million at January 2, 2021 and September 26, 2020, respectively, and is included in Other current liabilities on the Consolidated Balance Sheets.  The Company disaggregates revenue based on reportable business segment, geography, and significant product line.  Refer to Note 10. Segment and Geographic Data for further information.

Accounts receivable, net are presented net of allowance for credit losses of $25 million at January 2, 2021 and September 26, 2020.  The Company records its current expected credit losses based on a variety of factors including historical loss experience, current conditions including the COVID-19 pandemic, and customer financial condition.  The changes to our current expected credit losses, write-off activity, and recoveries were not material for any of the periods presented.

The Company has entered into various qualifying factoring agreements to sell certain receivables to third-party financial institutions. The transfer of receivables is accounted for as a sale, without recourse.  Net sales available under qualifying U.S. based programs were $247 million and $222 million for the quarterly periods ended January 2, 2021 and December 28, 2019, respectively.  There were no amounts outstanding from financial institutions related to these programs.  The fees associated with the transfer of receivables for all programs were not material for any of the periods presented.

4.  Dispositions

U.S. Flexible Packaging Converting Disposition

In November 2020, the Company completed the sale of its U.S. Flexible Packaging Converting business which was primarily operated in its Engineered Materials reporting segment for net proceeds of $140 million. A pretax gain on sale of $7 million was recorded in fiscal 2021 within Restructuring and transaction activities on the Consolidated Statements of Income.  The divested business recorded $203 million in net sales during fiscal 2020.

5.  Restructuring and Transaction Activities

The table below includes the significant components of the restructuring and transaction activities, by reporting segment:

	Quarterly Period Ended
	January 2, 2021	December 28, 2019
Consumer Packaging International	$3	$10
Consumer Packaging North America	1	2
Engineered Materials	(5)	3
Health, Hygiene & Specialties	—	2
Consolidated	$(1)	$17

The table below sets forth the activity with respect to the restructuring and transaction activities accrual at January 2, 2021:

	Restructuring
	Employee Severance and Benefits	Facility Exit Costs	Non-cash Impairment Charges	Transaction Activities	Total
Balance at September 26, 2020	$10	$7	$—	$—	$17
Charges	3	1	—	(5)	(1)
Cash	(5)	(1)	—	5	(1)
Balance at January 2, 2021	$8	$7	$—	$—	$15

6.  Leases

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

Supplemental lease information is as follows:

Leases	Classification	January 2, 2021	September 26, 2020
Operating leases:
Operating lease right-of-use assets	Right-of-use asset	$572	$562
Current operating lease liabilities	Other current liabilities	118	115
Noncurrent operating lease liabilities	Operating lease liability	471	464
Finance leases:
Finance lease right-of-use assets	Property, plant, and equipment, net	$67	$78
Current finance lease liabilities	Current portion of long-term debt	14	17
Noncurrent finance lease liabilities	Long-term debt, less current portion	51	59

Cash paid for amounts included in lease liabilities	Quarterly Period Ended January 2, 2021	Quarterly Period Ended December 28, 2019
Operating cash flows from operating leases	$31	$29
Operating cash flows from finance leases	1	1
Financing cash flows from finance leases	11	13

Right-of-use assets obtained in exchange for new operating lease liabilities were $11 million for the quarterly period ended January 2, 2021.

7.  Long-Term Debt

Long-term debt consists of the following:

Facility	Maturity Date	January 2, 2021	September 26, 2020
Term loan	October 2022	$800	$1,545
Term loan	January 2024	446	448
Term loan	July 2026	4,186	4,208
Revolving line of credit	May 2024	—	—
1.00% First Priority Senior Secured Notes (a)	July 2025	860	814
1.57% First Priority Senior Secured Notes	January 2026	750	—
4.875% First Priority Senior Secured Notes	July 2026	1,250	1,250
1.50% First Priority Senior Secured Notes (a)	July 2027	461	436
5.125% Second Priority Senior Secured Notes	July 2023	300	300
4.50% Second Priority Senior Secured Notes	February 2026	500	500
5.625% Second Priority Senior Secured Notes	July 2027	500	500
Debt discounts and deferred fees		(81)	(85)
Finance leases and other	Various	109	121
Retired debt	Various	—	200
Total long-term debt		10,081	10,237
Current portion of long-term debt		(71)	(75)
Long-term debt, less current portion		$10,010	10,162
(a)	Euro denominated

In December 2020, the Company issued $750 million aggregate principal amount of 1.57% first priority senior secured notes due 2026.  The proceeds were used to prepay a portion of the term loan maturing in 2022.  Debt extinguishment costs of $4 million, primarily comprised of deferred debt discount and financing fees, were recorded in Other expense, net on the Consolidated Statements of Income upon the extinguishment of a portion of the term loan.

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

Cross-Currency Swaps

The Company is party to certain cross-currency swaps to hedge a portion of our foreign currency risk. The swap agreements mature May 2022 (€250 million), June 2024 (€1,625 million) and July 2027 (£700 million). In addition to the cross-currency swaps, we hedge a portion of our foreign currency risk by designating foreign currency denominated long-term debt as net investment hedges of certain foreign operations. As of January 2, 2021, we had outstanding long-term debt of €785 million that was designated as a hedge of our net investment in certain euro-denominated foreign subsidiaries. When valuing cross-currency swaps the Company utilizes Level 2 inputs (substantially observable).

Interest Rate Swaps

The primary purpose of the Company’s interest rate swap activities is to manage interest expense variability associated with our outstanding variable rate term loan debt. When valuing interest rate swaps the Company utilizes Level 2 inputs (substantially observable).

As of January 2, 2021, the Company effectively had (i) a $450 million interest rate swap transaction that swaps a one-month variable LIBOR contract for a fixed annual rate of 1.398%, with an expiration in June 2026, (ii) a $1 billion interest rate swap transaction that swaps a one-month variable LIBOR contract for a fixed annual rate of 1.835% with an expiration in June 2026, (iii) a $400 million interest rate swap transaction that swaps a one-month variable LIBOR contract for a fixed annual rate of 1.916% with an expiration in June 2026, (iv) an $884 million interest rate swap transaction that swaps a one-month variable LIBOR contract for a fixed annual rate of 1.857%, with an expiration in June 2024, and (v) a $473 million interest rate swap transaction that swaps a one-month variable LIBOR contract for a fixed annual rate of 2.050%, with an expiration in June 2024.

The Company records the fair value positions of all derivative financial instruments on a net basis by counterparty for which a master netting arrangement is utilized. Balances on a gross basis are as follows:

Derivative Instruments	Hedge Designation	Balance Sheet Location	January 2, 2021	September 26, 2020
Cross-currency swaps	Designated	Other long-term liabilities	499	270
Interest rate swaps	Designated	Other long-term liabilities	207	226

The effect of the Company’s derivative instruments on the Consolidated Statements of Income is as follows:

		Quarterly Period Ended
Derivative Instruments	Statements of Income Location	January 2, 2021	December 28, 2019
Cross-currency swaps	Interest expense, net	$(3)	$(2)
Interest rate swaps	Interest expense, net	17	17

Non-recurring Fair Value Measurements

The Company has certain assets that are measured at fair value on a non-recurring basis when impairment indicators are present or when the Company completes an acquisition.  The Company adjusts certain long-lived assets to fair value only when the carrying values exceed the fair values.  The categorization of the framework used to value the assets is considered Level 3, due to the subjective nature of the unobservable inputs used to determine the fair value.  These assets that are subject to our annual impairment analysis primarily include our definite lived and indefinite lived intangible assets, including Goodwill and our property, plant and equipment.  The Company reviews Goodwill and other indefinite lived assets for impairment as of the first day of the fourth fiscal quarter each year and more frequently if impairment indicators exist.  The Company determined Goodwill and other indefinite lived assets were not impaired in our annual fiscal 2020 assessment.  No impairment indicators were identified in the current quarter.

Included in the following table are the major categories of assets measured at fair value on a non-recurring basis as of January 2, 2021 and September 26, 2020, along with the impairment loss recognized on the fair value measurement during the period:

	As of January 2, 2021
	Level 1	Level 2	Level 3	Total	Impairment
Indefinite-lived trademarks	$—	$—	$248	$248	$—
Goodwill	—	—	5,312	5,312	—
Definite lived intangible assets	—	—	2,241	2,241	—
Property, plant, and equipment	—	—	4,734	4,734	—
Total	$—	$—	$12,535	$12,535	$—

	As of September 26, 2020
	Level 1	Level 2	Level 3	Total	Impairment
Indefinite-lived trademarks	$—	$—	$248	$248	$—
Goodwill	—	—	5,173	5,173	—
Definite lived intangible assets	—	—	2,249	2,249	—
Property, plant, and equipment	—	—	4,561	4,561	2
Total	$—	$—	$12,231	$12,231	$2

The Company’s financial instruments consist primarily of cash and cash equivalents, long-term debt, interest rate and cross-currency swap agreements, and finance lease obligations.  The fair value of our marketable long-term indebtedness exceeded book value by $177 million as of January 2, 2021.  The Company’s long-term debt fair values were determined using Level 2 inputs (substantially observable).

9.  Income Taxes

In comparison to the statutory rate, the higher effective tax rate of 29% for the quarter was negatively impacted by 5% from divestiture and 3% from global intangible low-taxed income provisions.

10.  Segment and Geographic Data

The Company’s operations are organized into four reporting segments: Consumer Packaging International, Consumer Packaging North America, Engineered Materials, and Health, Hygiene & Specialties.  The structure is designed to align us with our customers, provide optimal service, drive future growth, and to facilitate synergies realization.  In October 2020, the Company realigned portions of our operating segments.  As a result of these organizational realignments, we have recast prior period segment amounts resulted in the following Net sales movements for the quarterly period ended December 28, 2019: (1.) Tapes business: $69 million from Engineered Materials to Health, Hygiene & Specialties, (2.) North American Healthcare: $69 million from Consumer Packaging North America to Consumer Packaging International and (3.) European Films: $149 million from Consumer Packaging International to Engineered Materials.

Selected information by reportable segment is presented in the following tables:

	Quarterly Period Ended
	January 2, 2021	December 28, 2019
Net sales:
Consumer Packaging International	$988	$930
Consumer Packaging North America	686	611
Engineered Materials	722	665
Health, Hygiene & Specialties	740	610
Total net sales	$3,136	$2,816
Operating income:
Consumer Packaging International	$71	$38
Consumer Packaging North America	59	44
Engineered Materials	78	70
Health, Hygiene & Specialties	96	47
Total operating income	$304	$199
Depreciation and amortization:
Consumer Packaging International	$89	$87
Consumer Packaging North America	56	56
Engineered Materials	25	26
Health, Hygiene & Specialties	45	47
Total depreciation and amortization	$215	$216

Selected information by geographical region is presented in the following tables:

	Quarterly Period Ended
	January 2, 2021	December 28, 2019
Net sales:
United States & Canada	$1,677	$1,513
Europe	1,093	1,003
Rest of world	366	300
Total net sales	$3,136	$2,816

Selected information by product line is presented in the following tables:

	Quarterly Period Ended
	January 2, 2021	December 28, 2019
Net sales:
Packaging	81	82
Non-packaging	19	18
Consumer Packaging International	100%	100%

Rigid Open Top	55	57
Rigid Closed Top	45	43
Consumer Packaging North America	100%	100%

Core Films	58	59
Retail & Industrial	42	41
Engineered Materials	100%	100%

Health	19	14
Hygiene	46	49
Specialties	35	37
Health, Hygiene & Specialties	100%	100%

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

13.  Basic and Diluted Net Income Per Share

Basic net income per share is calculated by dividing the net income attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for common stock equivalents.  Diluted net income per share is calculated by dividing the net income attributable to common stockholders by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method and the if-converted method.  For purposes of this calculation, stock options and restricted stock units are considered to be common stock equivalents and are only included in the calculation of diluted net income per share when their effect is dilutive.  For the three months ended January 2, 2021 and December 28, 2019, 3.2 million and 7.2 million shares, respectively, were excluded from the diluted net income per share calculation as their effect would be anti-dilutive.

The following tables provide a reconciliation of the numerator and denominator of the basic and diluted net income per share calculations:

	Quarterly Period Ended
(in millions, except per share amounts)	January 2, 2021	December 28, 2019
Numerator
Consolidated net income	$130	$47
Denominator
Weighted average common shares outstanding - basic	133.6	132.3
Dilutive shares	2.1	2.0
Weighted average common and common equivalent shares outstanding - diluted	135.7	134.3

Per common share income
Basic	$0.97	$0.36
Diluted	$0.96	$0.35

14.  Accumulated Other Comprehensive Loss

The components and activity of Accumulated other comprehensive loss are as follows:

Quarterly Period Ended	Currency Translation	Defined Benefit Pension and Retiree Health Benefit Plans	Derivative Instruments	Accumulated Other Comprehensive Loss
Balance at September 26, 2020	$(278)	$(116)	$(157)	$(551)
Other comprehensive income before reclassifications	178	—	15	193
Net amount reclassified from accumulated other comprehensive loss	—	—	2	2
Balance at January 2, 2021	$(100)	$(116)	$(140)	$(356)

	Currency Translation	Defined Benefit Pension and Retiree Health Benefit Plans	Derivative Instruments	Accumulated Other Comprehensive Loss
Balance at September 28, 2019	$(279)	$(56)	$(51)	$(386)
Other comprehensive loss before reclassifications	92	—	(4)	88
Net amount reclassified from accumulated other comprehensive loss	—	—	17	17
Balance at December 28, 2019	$(187)	$(56)	$(38)	$(281)

15.  Subsequent Events

In January 2021, the Company issued $800 million aggregate principal amount of 0.95% first priority senior secured notes due 2024.  The proceeds were used to prepay the term loan maturing in 2022.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

Business.  The Company’s operations are organized into four operating segments: Consumer Packaging International, Consumer Packaging North America, Engineered Materials and Health, Hygiene & Specialties, in order to better align our various businesses for future growth.  The structure is designed to align us with our customers, provide improved service, drive future growth, and to facilitate synergies realization.  The Consumer Packaging International segment primarily consists of containers, closures, dispensing systems, pharmaceutical devices and packaging, and technical components.  The Consumer Packaging North America segment primarily consists of containers, foodservice items, closures, overcaps, bottles, and tubes.  The Engineered Materials segment primarily consists of polyethylene-based film products, can liners, and specialty coated and laminated products.  The Health, Hygiene & Specialties segment primarily consists of nonwoven specialty materials, tapes and adhesives, and films used in hygiene, infection prevention, personal care, industrial, construction, and filtration applications.

Acquisitions and Dispositions.  Our acquisition strategy is focused on improving our long-term financial performance, enhancing our market positions, and expanding our existing and complementary product lines.  We seek to obtain businesses for attractive post-synergy multiples, creating value for our stockholders from synergy realization, leveraging the acquired products across our customer base, creating new platforms for future growth, and assuming best practices from the businesses we acquire.  While the expected benefits on earnings is estimated at the commencement of each transaction, once the execution of the plan and integration occur, we are generally unable to accurately estimate or track what the ultimate effects have been due to system integrations and movements of activities to multiple facilities.  As historical business combinations and restructuring plans have not allowed us to accurately separate realized synergies compared to what was initially identified, we estimate the synergy realization based on the overall segment profitability post integration.

U.S. Flexible Packaging Converting Disposition

In November 2020, the Company completed the sale of its U.S. Flexible Packaging Converting business which was primarily operated in its Engineered Materials reporting segment for net proceeds of $140 million. The sold business recorded $203 million in net sales during fiscal 2020.

Raw Material Trends.  Our primary raw material is plastic resin.  Due to differences in the timing of passing through resin cost changes to our customers on escalator/de-escalator programs, segments are negatively impacted in the short term when plastic resin costs increase and are positively impacted when plastic resin costs decrease.  This timing lag and competitor behaviors related to passing through raw material cost changes could affect our results as plastic resin costs fluctuate.  In addition, we use other materials such as butyl rubber, adhesives, paper and packaging materials, linerboard, rayon, polyester fiber, and foil, in various manufacturing processes.  These raw materials are available from multiple sources and we purchase from a variety of global suppliers.  While temporary shortages of raw materials can occur, we expect to continue to successfully manage raw materials supplies without significant supply interruptions.

Outlook.  The Company is affected by general economic and industrial growth, plastic resin availability and affordability, and general industrial production.  Covid-19 pandemic has resulted in both advantaged and disadvantage products within all segments.  Our results are affected by both the duration certain products remain advantaged and timing of when disadvantage products normalize.  Our business has both geographic and end market diversity, which reduces the effect of any one of these factors on our overall performance.  Our results are affected by our ability to pass through raw material and other cost changes to our customers, improve manufacturing productivity and adapt to volume changes of our customers.  By providing advantaged products in targeted markets, we continue to believe our underlying long-term demand fundamental in all divisions will remain strong as we focus on delivering protective solutions that enhance consumer safety and execute on the Company’s mission of “Always Advancing to Protect What’s Important.”  For fiscal 2021, we project cash flow from operations between $1,625 to $1,525 million and $650 million of capital spending.

Results of Operations

Comparison of the Quarterly Period Ended January 2, 2021 (the “Quarter”) and the Quarterly Period Ended December 28, 2019 (the “Prior Quarter”)

The Company’s U.S. based results for the Quarter and Prior Quarter are based on a fourteen and thirteen week period, respectively.   Business integration expenses consist of restructuring and impairment charges, acquisition related costs, and other business optimization costs.  Tables present dollars in millions.

Consolidated Overview
	Quarter	Prior Quarter	$ Change	% Change
Net sales	$3,136	$2,816	$320	11%
Operating income	$304	$199	$105	53%
Operating income percentage of net sales	10%	7%

The net sales growth is primarily attributed to organic volume growth of 7%, a $50 million favorable impact from foreign currency changes and a $112 million benefit from extra shipping days in the Quarter, partially offset by Prior Quarter divestiture sales of $15 million.  The organic volume growth was primarily due to organic growth investments, modest recovery of certain markets that had previously been facing COVID-19 headwinds, and higher demand in our advantaged health and hygiene products as the result of COVID-19.

The operating income increase is primarily attributed to a $46 million increase from the organic volume growth, a $17 million favorable impact from price cost spread including synergies, a $12 million decrease in business integration expense, a $7 million gain on the divested business, a $7 million favorable impact from foreign currency changes, and a $19 million benefit from extra shipping days in the Quarter.

Consumer Packaging International
	Quarter	Prior Quarter	$ Change	% Change
Net sales	$988	$930	$58	6%
Operating income	$71	$38	$33	87%
Operating income percentage of net sales	7%	4%

The net sales growth in the Consumer Packaging International segment is primarily attributed to organic volume growth of 4%, and a $44 million favorable impact from foreign currency changes partially offset by lower selling prices of $28 million.

The operating income increase is primarily attributed to a $9 million decrease in selling, general, and administrative expense, a $7 million increase from the organic volume growth, a $6 million favorable impact from price cost spread, a $6 million decrease in business integration expense, and a $6 million favorable impact from foreign currency.

Consumer Packaging North America
	Quarter	Prior Quarter	$ Change	% Change
Net sales	$686	$611	$75	12%
Operating income	$59	$44	$15	34%
Operating income percentage of net sales	9%	7%

The net sales growth in the Consumer Packaging North America segment is primarily attributed to organic volume growth of 8% and a $34 million benefit from extra shipping days in the Quarter.  The organic volume growth was primarily due to continued strength in closures, bottles and containers.

The operating income increase is primarily attributed to a $13 million increase from the organic volume growth and a $6 million benefit from extra shipping days in the Quarter, partially offset by a $5 million increase in selling, general, and administrative expense.

Engineered Materials
	Quarter	Prior Quarter	$ Change	% Change
Net sales	$722	$665	$57	9%
Operating income	$78	$70	$8	11%
Operating income percentage of net sales	11%	11%

The net sales growth in the Engineered Materials segment is primarily attributed to increased selling prices of $14 million, a organic volume growth of 2%, a $7 million favorable impact from foreign currency, and a $37 million benefit from extra shipping days in the Quarter, partially offset by Prior Quarter divestiture sales of $11 million.

The operating income increase is primarily attributed to a $7 million gain on the divested business and a $5 million benefit from extra shipping days in the current quarter, partially offset by a $5 million negative impact from price cost spread.

Health, Hygiene & Specialties
	Quarter	Prior Quarter	$ Change	% Change
Net sales	$740	$610	$130	21%
Operating income	$96	$47	$49	104%
Operating income percentage of net sales	13%	8%

The net sales growth in the Health, Hygiene & Specialties segment is primarily attributed to organic volume growth of 15%, increased selling prices of $7 million and a $36 million benefit from extra shipping days in the Quarter.  The organic volume growth was primarily due to organic growth investments and higher demand in our advantaged health and hygiene products as the result of COVID-19.

The operating income increase is primarily attributed to a $24 million impact from the organic volume growth, a $16 million favorable impact from price cost spread, and a $7 million benefit from extra shipping days in the Quarter.

Other expense, net
	Quarter	Prior Quarter	$ Change	% Change
Other expense, net	$25	$13	$12	92%

The other expense increase is primarily attributed to foreign currency changes related to the remeasurement of non-operating intercompany balances.

Interest expense, net
	Quarter	Prior Quarter	$ Change	% Change
Interest expense, net	$97	$118	$(21)	(18)%

The interest expense decrease is primarily the result of repayments on long-term borrowings in fiscal 2020.

Changes in Comprehensive Income

The $173 million increase in Comprehensive income from Prior Quarter is primarily attributed to an $86 million increase in currency translation and an $83 million improvement in Net income.  Currency translation changes are primarily related to non-U.S. subsidiaries with a functional currency other than the U.S. Dollar whereby assets and liabilities are translated from the respective functional currency into U.S. Dollars using period-end exchange rates.  The change in currency translation was primarily attributed to locations utilizing the Euro, British pound sterling, Canadian Dollar and Chinese Renminbi as their functional currency.  As part of the overall risk management, the Company uses derivative instruments to reduce exposure to changes in interest rates attributed to the Company’s floating-rate borrowings and records changes to the fair value of these instruments in Accumulated other comprehensive loss.  The change in fair value of these instruments in fiscal 2021 versus fiscal 2020 is primarily attributed to a change in the forward interest curve between measurement dates.

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

Cash Flows

Net cash from operating activities increased $97 million from the Prior Quarter primarily attributed to improved net income.

Net cash used in investing activities decreased $126 million from the Prior Quarter primarily attributed to the U.S. Flexible Packaging Converting disposition.

Net cash used in financing activities increased $70 million from the Prior Quarter primarily attributed to increased net debt repayments.

Share Repurchases

No shares were repurchased during the quarter.  Authorized share repurchases of $393 million remain available to the Company.

Liquidity Outlook

At January 2, 2021, our cash balance was $847 million, of which approximately 80% was located outside the U.S.  We believe our existing U.S. based cash and cash flow from U.S. operations, together with available borrowings under our senior secured credit facilities, will be adequate to meet our liquidity needs over the next twelve months.  We do not expect our free cash flow to be sufficient to cover all long-term debt obligations and intend to refinance these obligations prior to maturity.

Summarized Guarantor Financial Information

Berry Global, Inc. (“Issuer”) has notes outstanding which are fully, jointly, severally, and unconditionally guaranteed by its parent, Berry Global Group, Inc. (for purposes of this section, “Parent”) and substantially all of Issuer’s domestic subsidiaries. Separate narrative information or financial statements of the guarantor subsidiaries have not been included because they are 100% owned by Parent and the guarantor subsidiaries unconditionally guarantee such debt on a joint and several basis. A guarantee of a guarantor subsidiary of the securities will terminate upon the following customary circumstances: the sale of the capital stock of such guarantor if such sale complies with the indentures, the designation of such guarantor as an unrestricted subsidiary, the defeasance or discharge of the indenture or in the case of a restricted subsidiary that is required to guarantee after the relevant issuance date, if such guarantor no longer guarantees certain other indebtedness of Issuer. The guarantees of the guarantor subsidiaries are also limited as necessary to prevent them from constituting a fraudulent conveyance under applicable law and any guarantees guaranteeing subordinated debt are subordinated to certain other of the Company’s debts. Parent also guarantees Issuer’s term loans and revolving credit facilities. The guarantor subsidiaries guarantee our term loans and are co-borrowers under our revolving credit facility.

Presented below is summarized financial information for the Parent, Issuer and guarantor subsidiaries on a combined basis, after intercompany transactions have been eliminated.

Quarterly Period Ended
January 2, 2021
Net sales	$1,619
Gross profit	315
Earnings from continuing operations	360
Net income	$360

Includes $6 million of income associated with intercompany activity with non-guarantor subsidiaries.

	January 2, 2021	September 26, 2020
Assets
Current assets	$1,609	$1,417
Noncurrent assets	6,038	6,153

Liabilities
Current liabilities	$1,051	$841
Noncurrent liabilities	11,904	11,936

Includes $600 million and $572 million of intercompany payables due to non-guarantor subsidiaries as of January 2, 2021 and September 26, 2020, respectively.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are exposed to market risk from changes in interest rates primarily through our senior secured credit facilities. Our senior secured credit facilities are comprised of (i) $5.4 billion term loans and (ii) a $850 million revolving credit facility with no borrowings outstanding. Borrowings under our senior secured credit facilities bear interest at a rate equal to an applicable margin plus LIBOR.  The applicable margin for LIBOR rate borrowings under the revolving credit facility ranges from 1.25% to 1.50%, and the margin for term loans is 2.00% per annum. As of period end, the LIBOR rate of approximately 0.14% was applicable to the term loans. A 0.25% change in LIBOR would increase our annual interest expense by $6 million on variable rate term loans.

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

Foreign Currency Risk

As a global company, we face foreign currency risk exposure from fluctuating currency exchange rates, primarily the U.S. dollar against the euro, British pound sterling, Brazilian real, Chinese renminbi, Canadian dollar and Mexican peso.  Significant fluctuations in currency rates can have a substantial impact, either positive or negative, on our revenue, cost of sales, and operating expenses.  Currency translation gains and losses are primarily related to non-U.S. subsidiaries with a functional currency other than U.S. dollars whereby assets and liabilities are translated from the respective functional currency into U.S. dollars using period-end exchange rates and impact our Comprehensive income.  A 10% decline in foreign currency exchange rates would have had a $8 million unfavorable impact on our Net income for the quarterly period ended January 2, 2021.

The Company is party to certain cross-currency swaps to hedge a portion of our foreign currency risk. The swap agreements mature May 2022 (€250 million), June 2024 (€1,625 million) and July 2027 (£700 million). In addition to cross-currency swaps, we hedge a portion of our foreign currency risk by designating foreign currency denominated long-term debt as net investment hedges of certain foreign operations. As of January 2, 2021, we had outstanding long-term debt of €785 million that was designated as a hedge of our net investment in certain euro-denominated foreign subsidiaries.

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

The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures as of the end of the period covered by this report.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this report.

(b) Changes in internal control over financial reporting.

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

Item 1A.  Risk Factors

Before investing in our securities, we recommend that investors carefully consider the risks described in our most recent Form 10-K filed with the Securities and Exchange Commission, including those under the heading “Risk Factors”.  Realization of any of these risks could have a material adverse effect on our business, financial condition, cash flows and results of operations.

Additionally, we caution readers that the list of risk factors discussed in our most recent Form 10-K may not contain all of the material factors that are important to you.  In addition, in light of these risks and uncertainties, the matters referred to in the forward-looking statements contained in this report may not in fact occur.  Accordingly, readers should not place undue reliance on those statements.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Repurchases of Equity Securities

During the quarter, the Company did not repurchase any shares. As of January 2, 2021, $393 million of authorized shares remained available to purchase under the program.

Item 6.  Exhibits

Exhibit No.	Description of Exhibit
3.1
Amended and Restated Certificate of Incorporation of Berry Global Group, Inc., as amended through March 6, 2019 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on May 2, 2019)

3.2
Amended and Restated Bylaws of Berry Global Group, Inc., as amended and restated effective as of March 6, 2019 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on March 8, 2019)

4.1
Indenture, among Berry Global, Inc., certain guarantors party thereto, U.S. Bank National Association, as Trustee and Collateral Agent, relating to the 1.57% First Priority Senior Secured Notes due 2026, dated December 22, 2020 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 23, 2020).

4.2
Registration Rights Agreement, among Berry Global, Inc., Berry Global Group, Inc., each subsidiary of Berry Global, Inc. identified therein, and Citigroup Global Markets Inc. and J.P. Morgan Securities LLC, on behalf of themselves and as representatives of the initial purchasers, related to the 1.57% First Priority Senior Secured Notes due 2026, dated December 22, 2020 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on December 23, 2020).

10.1	Form of Employee Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 30, 2020).
10.2	Form of Employee Performance-Based Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 30, 2020).
10.3	Form of Director Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 30, 2020).
10.4	Form of Director Performance-Based Stock Unit Award Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on November 30, 2020).
31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.
32.1**	Section 1350 Certification of the Chief Executive Officer.
32.2**	Section 1350 Certification of the Chief Financial Officer.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Date File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith
**	Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Berry Global Group, Inc.

February 5, 2021	By:	/s/ Mark W. Miles
Mark W. Miles
Chief Financial Officer