Form 10-Q
period 2021-04-03
BERRY GLOBAL GROUP, INC.
filed 2021-05-04
CIK 1378992

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2021

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

There were 134.9 million shares of common stock outstanding at May 4, 2021.

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
For Quarterly Period Ended April 3, 2021

Part I. Financial Information

Item 1.	Financial Statements

Berry Global Group, Inc.
Consolidated Statements of Income
(Unaudited)
(in millions of dollars, except per share amounts)

	Quarterly Period Ended		Two Quarterly Periods Ended
	April 3, 2021	March 28, 2020	April 3, 2021	March 28, 2020
Net sales	$3,370	$2,975	$6,506	$5,791
Costs and expenses:
Cost of goods sold	2,706	2,391	5,224	4,687
Selling, general and administrative	220	204	461	433
Amortization of intangibles	73	77	147	152
Restructuring and transaction activities	38	19	37	36
Operating income	333	284	637	483
Other expense, net	6	—	31	13
Interest expense, net	84	111	181	229
Income before income taxes	243	173	425	241
Income tax expense	62	47	114	68
Net income	$181	$126	$311	$173

Net income per share:
Basic	$1.35	$0.95	$2.32	$1.31
Diluted	1.32	0.94	2.28	1.29

Consolidated Statements of Comprehensive Income
(Unaudited)
(in millions of dollars)

	Quarterly Period Ended		Two Quarterly Periods Ended
	April 3, 2021	March 28, 2020	April 3, 2021	March 28, 2020
Net income	$181	$126	$311	$173
Other comprehensive income (loss), net of tax:
Currency translation	(73)	(157)	105	(65)
Pension	—	(1)	—	(1)
Derivative instruments	54	(109)	71	(96)
Other comprehensive income (loss)	(19)	(267)	176	(162)
Comprehensive income (loss)	$162	$(141)	$487	$11

See notes to consolidated financial statements.

Berry Global Group, Inc.
Consolidated Balance Sheets
(in millions of dollars)

	April 3, 2021	September 26, 2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$843	$750
Accounts receivable, net	1,682	1,469
Finished goods	878	708
Raw materials and supplies	682	560
Prepaid expenses and other current assets	180	168
Assets held for sale	50	162
Total current assets	4,315	3,817
Noncurrent assets:
Property, plant, and equipment	4,675	4,561
Goodwill and intangible assets	7,626	7,670
Right-of-use assets	566	562
Other assets	81	91
Total assets	$17,263	$16,701

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,412	$1,115
Accrued employee costs	321	324
Other current liabilities	677	644
Current portion of long-term debt	60	75
Liabilities held for sale	28	25
Total current liabilities	2,498	2,183
Noncurrent liabilities:
Long-term debt, less current portion	9,822	10,162
Deferred income taxes	575	601
Employee benefit obligations	363	368
Operating lease liabilities	467	464
Other long-term liabilities	892	831
Total liabilities	14,617	14,609

Stockholders’ equity:
Common stock (134.8 and 133.6 million shares issued, respectively)	1	1
Additional paid-in capital	1,101	1,034
Retained earnings	1,919	1,608
Accumulated other comprehensive loss	(375)	(551)
Total stockholders’ equity	2,646	2,092
Total liabilities and stockholders’ equity	$17,263	$16,701

See notes to consolidated financial statements.

Berry Global Group, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
(in millions of dollars)

Quarterly Period Ended	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at January 2, 2021	$1	$1,062	$(356)	$1,738	$2,445
Net income	—	—	—	181	181
Other comprehensive loss	—	—	(19)	—	(19)
Share-based compensation	—	7	—	—	7
Proceeds from issuance of common stock	—	32	—	—	32
Balance at April 3, 2021	$1	$1,101	$(375)	$1,919	$2,646

Balance at December 28, 2019	$1	$970	$(281)	$1,096	$1,786
Net income	—	—	—	126	126
Other comprehensive loss	—	—	(267)	—	(267)
Share-based compensation	—	5	—	—	5
Proceeds from issuance of common stock	—	1	—	—	1
Balance at March 28, 2020	$1	$976	$(548)	$1,222	$1,651

Two Quarterly Periods Ended	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at September 26, 2020	$1	$1,034	$(551)	$1,608	$2,092
Net income	—	—	—	311	311
Other comprehensive income	—	—	176	—	176
Share-based compensation	—	28	—	—	28
Proceeds from issuance of common stock	—	39	—	—	39
Balance at April 3, 2021	$1	$1,101	$(375)	$1,919	$2,646

Balance at September 28, 2019	$1	$949	$(386)	$1,054	$1,618
Net income	—	—	—	173	173
Other comprehensive loss	—	—	(162)	—	(162)
Share-based compensation	—	24	—	—	24
Proceeds from issuance of common stock	—	3	—	—	3
Adoption of lease accounting standard	—	—	—	(5)	(5)
Balance at March 28, 2020	$1	$976	$(548)	$1,222	$1,651

See notes to consolidated financial statements.

Berry Global Group, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(in millions of dollars)

	Two Quarterly Periods Ended
	April 3, 2021	March 28, 2020
Cash Flows from Operating Activities:
Net income	$311	$173
Adjustments to reconcile net cash provided by operating activities:
Depreciation	280	277
Amortization of intangibles	147	152
Non-cash interest	16	9
Deferred income tax	(28)	12
Share-based compensation expense	28	24
Other non-cash operating activities, net	51	33
Changes in working capital	(156)	(114)
Changes in other assets and liabilities	(11)	(33)
Net cash from operating activities	638	533

Cash Flows from Investing Activities:
Additions to property, plant and equipment, net	(364)	(263)
Divestitures	143	—
Settlement of net investment hedges	—	246
Other	—	(10)
Net cash from investing activities	(221)	(27)

Cash Flows from Financing Activities:
Proceeds from long-term borrowings	2,316	1,202
Repayments on long-term borrowings	(2,683)	(1,484)
Proceeds from issuance of common stock	39	3
Debt financing costs	(16)	(17)
Net cash from financing activities	(344)	(296)
Effect of exchange rate changes on cash	20	(7)
Net change in cash	93	203
Cash and cash equivalents at beginning of period	750	750
Cash and cash equivalents at end of period	$843	$953

See notes to consolidated financial statements.

Berry Global Group, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
(tables in millions of dollars, except per share data)

1.  Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of Berry Global Group, Inc. (“the Company,” “we,” or “Berry”) have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In preparing financial statements in conformity with GAAP, we must make estimates and assumptions that affect the reported amounts and disclosures at the date of the financial statements and during the reporting period.  Actual results could differ from those estimates.  The Company’s U.S. based results for fiscal 2021 and fiscal 2020 are based on a fifty-three and fifty-two week period, respectively.  The extra week in fiscal 2021 occurred in the first quarter.  In October 2020, the Company reorganized portions of its four operating segments in order to better align our various businesses for future growth.  The Company has recast all prior period amounts to conform to this new reporting structure.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included, and all subsequent events up to the time of the filing have been evaluated.  For further information, refer to the Company’s most recent Form 10-K filed with the Securities and Exchange Commission.

2.  Recent Accounting Pronouncements

Credit Losses

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) and issued subsequent amendments to the initial guidance. The new standard requires entities to measure all expected credit losses for most financial assets held at the reporting date based on an expected loss model, which includes historical experience, current conditions, and reasonable and supportable forecasts. The new standard also requires enhanced disclosure. The Company adopted the new standard beginning fiscal 2021 with no material impact to the Company’s consolidated financial statements.  See Note 3. Revenue and Accounts Receivable.

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

3.  Revenue and Accounts Receivable

Our revenues are primarily derived from the sale of plastic packaging products to customers.  Revenue is recognized when performance obligations are satisfied, in an amount reflecting the consideration to which the Company expects to be entitled.  We consider the promise to transfer products to be our sole performance obligation.  If the consideration agreed to in a contract includes a variable amount, we estimate the amount of consideration we expect to be entitled to in exchange for transferring the promised goods to the customer using the most likely amount method.  Our main source of variable consideration is customer rebates.  There are no material instances where variable consideration is constrained and not recorded at the initial time of sale.  Generally, our revenue is recognized at a point in time for standard promised goods at the time of shipment, when title and risk of loss pass to the customer.  The accrual for customer rebates was $90 million and $104 million at April 3, 2021 and September 26, 2020, respectively, and is included in Other current liabilities on the Consolidated Balance Sheets.  The Company disaggregates revenue based on reportable business segment, geography, and significant product line.  Refer to Note 10. Segment and Geographic Data for further information.

Accounts receivable, net are presented net of allowance for credit losses of  $21 million and $25 million at April 3, 2021 and September 26, 2020, respectively.  The Company records its current expected credit losses based on a variety of factors including historical loss experience, current conditions including the COVID-19 pandemic, and customer financial condition.  The changes to our current expected credit losses, write-off activity, and recoveries were not material for any of the periods presented.

The Company has entered into various qualifying factoring agreements to sell certain receivables to third-party financial institutions. The transfer of receivables is accounted for as a sale, without recourse.  Net sales available under qualifying U.S. based programs were $257 million and $236 million for the quarterly periods ended April 3, 2021 and March 28, 2020, respectively.  Net sales available under qualifying U.S. based programs were $504 million and $458 million for the two quarterly periods ended April 3, 2021 and March 28, 2020, respectively.  There were no amounts outstanding from financial institutions related to these programs.  The fees associated with the transfer of receivables for all programs were not material for any of the periods presented.

4.  Dispositions

During fiscal 2021, the Company completed the sale of its U.S. Flexible Packaging Converting business which was primarily operated in the Engineered Materials segment for net proceeds of $140 million and is divesting a non-core Czech Republic Reaction Injection Molding business which is operated in the Consumer Packaging International segment for an estimated sales price of approximately $22 million.  A net pretax loss on the divestitures of $22 million was recorded in fiscal 2021 within Restructuring and transaction activities on the Consolidated Statements of Income.  The U.S. Flexible Packaging Converting business and the Czech Republic Reaction Injection Molding business recorded net sales during fiscal 2020 of $203 million and $41 million, respectively.  For the period ended April 3, 2021, the Company has classified assets of $50 million and liabilities of $28 million as held for sale.

5.  Restructuring and Transaction Activities

The table below includes the significant components of restructuring and transaction activities, by reporting segment:

	Quarterly Period Ended		Two Quarterly Periods Ended
	April 3, 2021	March 28, 2020	April 3, 2021	March 28, 2020
Consumer Packaging International	$38	$14	$41	$24
Consumer Packaging North America	—	3	1	4
Health, Hygiene & Specialties	—	1	—	4
Engineered Materials	—	1	(5)	4
Consolidated	$38	$19	$37	$36

The table below sets forth the activity with respect to the restructuring and transaction activities accrual at April 3, 2021:

	Restructuring
	Employee Severance and Benefits	Facility Exit Costs	Non-cash Impairment Charges	Transaction Activities	Total
Balance as of September 26, 2020	$10	$7	$—	$—	$17
Charges	4	2	2	29	37
Non-cash items	—	—	(2)	(29)	(31)
Cash	(9)	(3)	—	—	(12)
Balance as of April 3, 2021	$5	$6	$—	$—	$11

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

Supplemental lease information is as follows:

Leases	Classification	April 3, 2021	September 26, 2020
Operating leases:
Operating lease right-of-use assets	Right-of-use assets	$566	$562
Current operating lease liabilities	Other current liabilities	116	115
Noncurrent operating lease liabilities	Operating lease liability	467	464
Finance leases:
Finance lease right-of-use assets	Property, plant, and equipment, net	$64	$78
Current finance lease liability	Current portion of long-term debt	13	17
Noncurrent finance lease liabilities	Long-term debt, less current portion	49	59

Cash paid for amounts included in lease liabilities	Two Quarterly Periods Ended April 3, 2021	Two Quarterly Periods Ended March 28, 2020
Operating cash flows from operating leases	$57	$57
Operating cash flows from finance leases	1	1
Financing cash flows from finance leases	16	17

Right-of-use assets obtained in exchange for new operating lease liabilities were $23 million and $34 million for the quarterly and two quarterly periods ended April 3, 2021, respectively.

7.  Long-Term Debt

Long-term debt consists of the following:

Facility	Maturity Date	April 3, 2021	September 26, 2020
Term loan	July 2026	$3,840	4,208
Revolving line of credit	May 2024	—	—
0.95% First Priority Senior Secured Notes	February 2024	800	—
1.00% First Priority Senior Secured Notes (a)	July 2025	823	814
1.57% First Priority Senior Secured Notes	January 2026	1,525	—
4.875% First Priority Senior Secured Notes	July 2026	1,250	1,250
1.50% First Priority Senior Secured Notes (a)	July 2027	441	436
5.125% Second Priority Senior Secured Notes	July 2023	200	300
4.50% Second Priority Senior Secured Notes	February 2026	500	500
5.625% Second Priority Senior Secured Notes	July 2027	500	500
Debt discounts and deferred fees		(87)	(85)
Finance leases and other	Various	90	121
Retired debt	Various	—	2,193
Total long-term debt		9,882	10,237
Current portion of long-term debt		(60)	(75)
Long-term debt, less current portion		$9,822	10,162
(a)	Euro denominated

In fiscal 2021, the Company issued $800 million aggregate principal amount of 0.95% first priority senior secured notes due 2024, and $1,525 million aggregate principal amount of 1.57% first priority senior secured notes due 2026.  The proceeds were used to prepay a portion of the outstanding Term loans.

Debt extinguishment costs of $14 million, primarily comprised of deferred debt discount and financing fees, were recorded in Other expense, net on the Consolidated Statements of Income upon the extinguishment of a portion of the Term loans.

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

Cross-Currency Swaps

The Company is party to certain cross-currency swaps to hedge a portion of our foreign currency risk. The swap agreements mature May 2022 (€250 million), June 2024 (€1,625 million) and July 2027 (£700 million). In addition to cross-currency swaps, we hedge a portion of our foreign currency risk by designating foreign currency denominated long-term debt as net investment hedges of certain foreign operations. As of April 3, 2021, we had outstanding long-term debt of €785 million that was designated as a hedge of our net investment in certain euro-denominated foreign subsidiaries. When valuing cross-currency swaps the Company utilizes Level 2 inputs (substantially observable).

Interest Rate Swaps

The primary purpose of the Company’s interest rate swap activities is to manage interest expense variability associated with our outstanding variable rate term loan debt. When valuing interest rate swaps the Company utilizes Level 2 inputs (substantially observable).

As of April 3, 2021, the Company effectively had (i) a $450 million interest rate swap transaction that swaps a one-month variable LIBOR contract for a fixed annual rate of 1.398%, with an expiration in June 2026, (ii) a $1 billion interest rate swap transaction that swaps a one-month variable LIBOR contract for a fixed annual rate of 1.835% with an expiration in June 2026, (iii) a $400 million interest rate swap transaction that swaps a one-month variable LIBOR contract for a fixed annual rate of 1.916% with an expiration in June 2026, (iv) a $884 million interest rate swap transaction that swaps a one-month variable LIBOR contract for a fixed annual rate of 1.857%, with an expiration in June 2024, and (v) a $473 million interest rate swap transaction that swaps a one-month variable LIBOR contract for a fixed annual rate of 2.050%, with an expiration in June 2024.

The Company records the fair value positions of all derivative financial instruments on a net basis by counterparty for which a master netting arrangement is utilized. Balances on a gross basis are as follows:

Derivative Instruments	Hedge Designation	Balance Sheet Location	April 3, 2021	September 26, 2020
Cross-currency swaps	Designated	Other long-term liabilities	$423	$270
Interest rate swaps	Designated	Other long-term liabilities	138	226

The effect of the Company’s derivative instruments on the Consolidated Statements of Income is as follows:

		Quarterly Period Ended		Two Quarterly Periods Ended
Derivative Instruments	Statements of Income Location	April 3, 2021	March 28, 2020	April 3, 2021	March 28, 2020
Cross-currency swaps	Interest expense, net	$(1)	$(1)	$(4)	$(3)
Interest rate swaps	Interest expense, net	17	17	34	34

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

Included in the following table are the major categories of assets measured at fair value on a non-recurring basis as of April 3, 2021 and September 26, 2020, along with the impairment loss recognized on the fair value measurement during the period:

	As of April 3, 2021
	Level 1	Level 2	Level 3	Total	Impairment
Indefinite-lived trademarks	$—	$—	$248	$248	$—
Goodwill	—	—	5,229	5,229	—
Definite lived intangible assets	—	—	2,149	2,149	—
Property, plant, and equipment	—	—	4,675	4,675	2
Total	$—	$—	$12,301	$12,301	$2

	As of September 26, 2020
	Level 1	Level 2	Level 3	Total	Impairment
Indefinite-lived trademarks	$—	$—	$248	$248	$—
Goodwill	—	—	5,173	5,173	—
Definite lived intangible assets	—	—	2,249	2,249	—
Property, plant, and equipment	—	—	4,561	4,561	2
Total	$—	$—	$12,231	$12,231	$2

The Company’s financial instruments consist primarily of cash and cash equivalents, long-term debt, interest rate and cross-currency swap agreements, and finance lease obligations. The fair value of our marketable long-term indebtedness exceeded book value by $101 million as of April 3, 2021. The Company’s long-term debt fair values were determined using Level 2 inputs (substantially observable).

9.  Income Taxes

In comparison to the statutory rate, the higher effective tax rate for the quarter and year-to-date was negatively impacted by divestitures and global intangible low-taxed income provisions.

10.  Segment and Geographic Data

The Company’s operations are organized into four reporting segments: Consumer Packaging International, Consumer Packaging North America, Engineered Materials, and Health, Hygiene & Specialties.  The structure is designed to align us with our customers, provide optimal service, drive future growth, and to facilitate synergies realization.  In October 2020, the Company realigned portions of our operating segments.  As a result of these organizational realignments, we have recast prior period segment amounts resulting in the following Net sales movements for the two quarterly periods ended March 28, 2020: (1.) Tapes business: $138 million from Engineered Materials to Health, Hygiene & Specialties, (2.) North American Healthcare: $142 million from Consumer Packaging North America to Consumer Packaging International and (3.) European Films: $347 million from Consumer Packaging International to Engineered Materials.

Selected information by reportable segment is presented in the following tables:

	Quarterly Period Ended		Two Quarterly Periods Ended
	April 3, 2021	March 28, 2020	April 3, 2021	March 28, 2020
Net sales:
Consumer Packaging International	$1,060	$970	$2,048	$1,900
Consumer Packaging North America	731	633	1,417	1,244
Health, Hygiene & Specialties	781	644	1,521	1,254
Engineered Materials	798	728	1,520	1,393
Total net sales	$3,370	$2,975	$6,506	$5,791
Operating income:
Consumer Packaging International	$59	$53	$135	$96
Consumer Packaging North America	77	69	136	113
Health, Hygiene & Specialties	114	66	210	113
Engineered Materials	83	96	156	161
Total operating income	$333	$284	$637	$483
Depreciation and amortization:
Consumer Packaging International	$87	$79	$170	$161
Consumer Packaging North America	54	60	111	116
Health, Hygiene & Specialties	42	46	87	93
Engineered Materials	29	28	59	59
Total depreciation and amortization	$212	$213	$427	$429

Selected information by geographical region is presented in the following tables:

	Quarterly Period Ended		Two Quarterly Periods Ended
	April 3, 2021	March 28, 2020	April 3, 2021	March 28, 2020
Net sales:
United States and Canada	$1,728	$1,705	$3,405	$3,218
Europe	1,257	981	2,350	1,984
Rest of world	385	289	751	589
Total net sales	$3,370	$2,975	$6,506	$5,791

Selected information by product line is presented in the following tables:

	Quarterly Period Ended		Two Quarterly Periods Ended
	April 3, 2021	March 28, 2020	April 3, 2021	March 28, 2020
Net sales:
Packaging	81	83	81	83
Non-packaging	19	17	19	17
Consumer Packaging International	100%	100%	100%	100%

Rigid Open Top	54	55	55	56
Rigid Closed Top	46	45	45	44
Consumer Packaging North America	100%	100%	100%	100%

Health	19	15	19	14
Hygiene	45	47	45	48
Specialties	36	38	36	38
Health, Hygiene & Specialties	100%	100%	100%	100%

Core Films	64	63	61	61
Retail & Industrial	36	37	39	39
Engineered Materials	100%	100%	100%	100%

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

12.  Share Repurchase Program

No shares were repurchased during the two quarterly periods ended April 3, 2021.  Authorized share repurchases of $393 million remain available to the Company.

13.  Basic and Diluted Net Income Per Share

Basic net income per share is calculated by dividing the net income attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for common stock equivalents.  Diluted net income per share is calculated by dividing the net income attributable to common stockholders by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method and the if-converted method.  For purposes of this calculation, stock options are considered to be common stock equivalents and are only included in the calculation of diluted net income per share when their effect is dilutive.  For the six months ended April 3, 2021, 3.2 million shares were excluded from the diluted net income per share calculation as their effect would be anti-dilutive.  No shares were excluded from the diluted net income per share calculation for the three months ended April 3, 2021.  For the three and six months ended March 28, 2020, 7.1 million and 7.1 million shares, respectively, were excluded.

The following tables provide a reconciliation of the numerator and denominator of the basic and diluted net income per share calculations.

	Quarterly Period Ended		Two Quarterly Periods Ended
(in millions, except per share amounts)	April 3, 2021	March 28, 2020	April 3, 2021	March 28, 2020
Numerator
Consolidated net income	$181	$126	$311	$173
Denominator
Weighted average common shares outstanding - basic	134.3	132.4	133.9	132.4
Dilutive shares	2.5	1.7	2.7	1.8
Weighted average common and common equivalent shares outstanding - diluted	136.8	134.1	136.6	134.2

Per common share income
Basic	$1.35	$0.95	$2.32	$1.31
Diluted	$1.32	$0.94	$2.28	$1.29

14.  Accumulated Other Comprehensive Loss

The components and activity of Accumulated other comprehensive loss are as follows:

Quarterly Period Ended	Currency Translation	Defined Benefit Pension and Retiree Health Benefit Plans	Derivative Instruments	Accumulated Other Comprehensive Loss
Balance at January 2, 2021	$(100)	$(116)	$(140)	$(356)
Other comprehensive income (loss) before reclassifications	(73)	—	52	(21)
Net amount reclassified from accumulated other comprehensive loss	—	—	2	2
Balance at April 3, 2021	$(173)	$(116)	$(86)	$(375)

	Currency Translation	Defined Benefit Pension and Retiree Health Benefit Plans	Derivative Instruments	Accumulated Other Comprehensive Loss
Balance at December 28, 2019	$(187)	$(56)	$(38)	$(281)
Other comprehensive loss before reclassifications	(157)	(1)	(144)	(302)
Net amount reclassified from accumulated other comprehensive loss	—	—	35	35
Balance at March 28, 2020	$(344)	$(57)	$(147)	$(548)

Two Quarterly Periods Ended	Currency Translation	Defined Benefit Pension and Retiree Health Benefit Plans	Derivative Instruments	Accumulated Other Comprehensive Loss
Balance at September 26, 2020	$(278)	$(116)	$(157)	$(551)
Other comprehensive income before reclassifications	105	—	67	172
Net amount reclassified from accumulated other comprehensive loss	—	—	4	4
Balance at April 3, 2021	$(173)	$(116)	$(86)	$(375)

	Currency Translation	Defined Benefit Pension and Retiree Health Benefit Plans	Derivative Instruments	Accumulated Other Comprehensive Loss
Balance at September 28, 2019	$(279)	$(56)	$(51)	$(386)
Other comprehensive loss before reclassifications	(65)	(1)	(148)	(214)
Net amount reclassified from accumulated other comprehensive loss	—	—	52	52
Balance at March 28, 2020	$(344)	$(57)	$(147)	$(548)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

Business.  The Company’s operations are organized into four operating segments: Consumer Packaging International, Consumer Packaging North America, Health, Hygiene & Specialties, and Engineered Materials in order to better align our various businesses for future growth.  The structure is designed to align us with our customers, provide improved service, drive future growth, and to facilitate synergies realization.  The Consumer Packaging International segment primarily consists of containers, closures, dispensing systems, pharmaceutical devices and packaging, and technical components.  The Consumer Packaging North America segment primarily consists of containers, foodservice items, closures, overcaps, bottles, and tubes.  The Health, Hygiene & Specialties segment primarily consists of nonwoven specialty materials, tapes and adhesives, and films used in hygiene, infection prevention, personal care, industrial, construction, and filtration applications.  The Engineered Materials segment primarily consists of polyethylene-based film products, and can liners.

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

During fiscal 2021, the Company completed the sale of its U.S. Flexible Packaging Converting business which was primarily operated in the Engineered Materials segment for net proceeds of $140 million and is divesting a non-core Czech Republic Reaction Injection Molding business which is operated in the Consumer Packaging International segment for an estimated sales price of approximately $22 million.  A net pretax loss on the divestitures of $22 million was recorded in fiscal 2021 within Restructuring and transaction activities on the Consolidated Statements of Income.  The U.S Flexible Packaging Converting business and the Czech Republic Reaction Injection Molding business recorded net sales during fiscal 2020 of $203 million and $41 million, respectively.

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

Outlook.  The Company is affected by general economic and industrial growth, plastic resin availability and affordability, and general industrial production.  COVID-19 pandemic has resulted in both advantaged and disadvantaged products within all segments.  Our results are affected by both the duration certain products remain advantaged and timing of when disadvantage products normalize.  Our business has both geographic and end market diversity, which reduces the effect of any one of these factors on our overall performance.  Our results are affected by our ability to pass through raw material and other cost changes to our customers, improve manufacturing productivity and adapt to volume changes of our customers.  In the near term, recent resin inflation will create a headwind for the Company, which we believe will be offset by the continued favorable product mix associated with pivoting our assets to produce products related to COVID-19 protection.  By providing advantaged products in targeted markets, we continue to believe our underlying long-term demand fundamental in all divisions will remain strong as we focus on delivering protective solutions that enhance consumer safety and execute on the Company’s mission of “Always Advancing to Protect What’s Important.”  For fiscal 2021, we project cash flow from operations between $1,675 to $1,575 million and $700 million of capital spending.

Results of Operations

Comparison of the Quarterly Period Ended April 3, 2021 (the “Quarter”) and the Quarterly Period Ended March 28, 2020 (the “Prior Quarter”)

Business integration expenses consist of restructuring and impairment charges, acquisition and divestiture related costs, and other business optimization costs.  Tables present dollars in millions.

Consolidated Overview
	Quarter	Prior Quarter	$ Change	% Change
Net sales	$3,370	$2,975	$395	13%
Cost of goods sold	2,706	2,391	315	13%
Other operating expenses	331	300	31	10%
Operating income	$333	$284	$49	17%

Net Sales:  The net sales growth is primarily attributed to increased selling prices of $192 million due to the pass through of higher resin costs, organic volume growth of 5%, and a $92 million favorable impact from foreign currency changes. These increases were partially offset by Prior Quarter divestiture sales of $53 million.  The organic volume growth was primarily due to organic growth investments, modest recovery of certain markets that had previously been facing COVID-19 headwinds, and higher demand in our advantaged health and hygiene products as the result of COVID-19.

Cost of goods sold:  The cost of goods sold increase is attributed to the organic volume growth, product mix, higher resin costs and a $74 million increase from foreign currency changes.  These increases were partially offset by Prior Quarter divestiture cost of goods sold of $42 million and a $19 million inventory step-up.

Other operating expenses:  The other operating expenses increase is primarily attributed to a $21 million increase in business integration expense and a $15 million increase in selling, general, and administrative expense.

Operating Income:  The operating income increase is primarily attributed to a $35 million increase from the organic volume growth, a $19 million inventory step-up in the Prior Quarter related to the RPC acquisition, a $16 million favorable impact from price cost spread including synergies and product mix, and a $16 million favorable impact from foreign currency, partially offset by a $21 million increase in business integration expense, and a $15 million increase in selling, general, and administrative expense.

Consumer Packaging International
	Quarter	Prior Quarter	$ Change	% Change
Net sales	$1,060	$970	$90	9%
Cost of goods sold	842	785	57	7%
Other operating expenses	159	132	27	20%
Operating income	$59	$53	$6	11%

Net Sales:  The net sales growth in the Consumer Packaging International segment is primarily attributed to organic volume growth of 4%, and a $71 million favorable impact from foreign currency changes.  The organic volume growth was primarily due to recovery in emerging markets.

Cost of goods sold:  The cost of goods sold increase is attributed to the organic volume growth and a $57 million increase from foreign currency changes.  These increases were partially offset by change in product mix and the Prior Quarter $19 million inventory step-up.

Other operating expenses:  The other operating expenses increase is primarily attributed to a $24 million increase in business integration activities.

Operating Income:  The operating income increase is primarily attributed to a $12 million favorable impact from foreign currency, an $11 million increase from the organic volume growth, and a $19 million inventory step-up in the Prior Quarter, partially offset by a $24 million increase in business integration activities, and an increase in depreciation and amortization.

Consumer Packaging North America
	Quarter	Prior Quarter	$ Change	% Change
Net sales	$731	$633	$98	15%
Cost of goods sold	597	508	89	18%
Other operating expenses	57	56	1	2%
Operating income	$77	$69	$8	12%

Net Sales:  The net sales growth in the Consumer Packaging North America segment is primarily attributed to increased selling prices of $60 million due to the pass through of higher resin costs and organic volume growth of 5%.  The organic volume growth was primarily due to continued strength in closures, bottles and containers.

Cost of goods sold:  The cost of goods sold increase is attributed to the organic volume growth, product mix and higher resin costs.

Operating Income:  The operating income increase is primarily attributed to a $9 million increase from the organic volume growth and a decrease in depreciation and amortization, partially offset by a negative impact from price cost spread.

Health, Hygiene & Specialties
	Quarter	Prior Quarter	$ Change	% Change
Net sales	$781	$644	$137	21%
Cost of goods sold	609	519	90	17%
Other operating expenses	58	59	(1)	(2)%
Operating income	$114	$66	$48	73%

Net Sales:  The net sales growth in the Health, Hygiene & Specialties segment is primarily attributed to organic volume growth of 8%,  and increased selling prices of $83 million due to the pass through of higher resin costs.  The organic volume growth was primarily due to organic growth investments and higher demand in our advantage health and hygiene products as the result of COVID-19.

Cost of goods sold:  The cost of goods sold increase is attributed to the organic volume growth, product mix and higher resin costs.

Operating Income:  The operating income increase is primarily attributed to a $12 million impact from the organic volume growth and a $31 million favorable impact from price cost spread and product mix.

Engineered Materials
	Quarter	Prior Quarter	$ Change	% Change
Net sales	$798	$728	$70	10%
Cost of goods sold	658	579	79	14%
Other operating expenses	57	53	4	8%
Operating income	$83	$96	$(13)	(14)%

Net Sales:  The net sales growth in the Engineered Materials segment is primarily attributed to increased selling prices of $69 million due to the pass through of higher resin costs, organic volume growth of 3%, and a $15 million favorable impact from foreign currency changes, partially offset by Prior Quarter divestiture sales of $43 million.

Cost of goods sold:   The cost of goods sold increase is attributed to the organic volume growth, product mix, higher resin costs, and a $13 million increase from foreign currency changes.  These increases were partially offset by Prior Quarter divestiture cost of goods sold of $35 million.

Operating Income:  The operating income decrease is primarily attributed to a $10 million negative impact from price cost spread and Prior Quarter divestiture operating income.

Other expense, net
	Quarter	Prior Quarter	$ Change	% Change
Other expense, net	$6	$—	$6	N/A

The other expense is primarily attributed to debt extinguishment costs partially offset by foreign currency changes related to the remeasurement of non-operating intercompany balances.

Interest expense, net
	Quarter	Prior Quarter	$ Change	% Change
Interest expense, net	$84	$111	$(27)	(24)%

The interest expense decrease is primarily the result of repayments on long-term borrowings in fiscal 2020 and recent refinancing activities (see Note 7).

Changes in Comprehensive Income

The $303 million improvement in comprehensive income from the Prior Quarter was primarily attributed to a $55 million improvement in net income, a $163 million favorable change in the fair value of derivative instruments, net of tax, and an $84 million favorable change in currency translation.  As part of the overall risk management, the Company uses derivative instruments to (i) reduce our exposure to changes in interest rates attributed to the Company’s borrowings and (ii) reduce foreign currency exposure to translation of certain foreign operations.  The Company records changes to the fair value of these instruments in Accumulated other comprehensive loss.  The change in fair value of these instruments in fiscal 2021 versus fiscal 2020 is primarily attributed to the change in the forward interest and foreign exchange curves between measurement dates.

Comparison of the Two Quarterly Periods Ended April 3, 2021 (the “YTD”) and the Two Quarterly Periods Ended March 28, 2020 (the “Prior YTD”)

The Company’s U.S. based results for the YTD and Prior YTD are based on a twenty-seven and twenty-six week period, respectively.   Business integration expenses consist of restructuring and impairment charges, acquisition and divestiture related costs, and other business optimization costs.  Tables present dollars in millions.

Consolidated Overview
	YTD	Prior YTD	$ Change	% Change
Net sales	$6,506	$5,791	$715	12%
Cost of goods sold	5,224	4,687	537	11%
Other operating expenses	645	621	24	4%
Operating income	$637	$483	$154	32%

Net Sales:  The net sales growth is primarily attributed to organic volume growth of 6%, increased selling prices of $181 million due to the pass through of higher resin costs, a $142 million favorable impact from foreign currency changes, and a $131 million increase from extra shipping days in the YTD. These increases were partially offset by Prior Quarter divestiture sales of $68 million.  The organic volume growth was primarily due to organic growth investments, modest recovery of certain markets that had previously been facing COVID-19 headwinds, and higher demand in our advantaged health and hygiene products as the result of COVID-19.

Cost of goods sold:  The cost of goods sold increase is attributed to the organic volume growth, product mix, higher resin costs, a $114 million increase from foreign currency changes, and a $101 million increase from extra shipping day in the YTD.  These increases were partially offset by Prior YTD divestiture cost of goods sold of $55 million and a $19 million inventory step-up.

Other operating expenses:  The other operating expenses increase is primarily attributed to an $11 million increase in selling, general, and administrative expenses and an increase from extra shipping days in the YTD.

Operating Income:  The operating income increase is primarily attributed to an $81 million increase from the organic volume growth, a $33 million favorable impact from price cost spread including synergies and product mix, a $23 million favorable impact from foreign currency, a $22 million benefit from extra shipping days in the YTD, and a $19 million inventory step-up in the Prior YTD related to the RPC acquisition, partially offset by an $11 million increase in selling, general, and administrative expenses, and Prior YTD divestiture operating income.

Consumer Packaging International
	YTD	Prior YTD	$ Change	% Change
Net sales	$2,048	$1,900	$148	8%
Cost of goods sold	1,634	1,535	99	6%
Other operating expenses	279	269	10	4%
Operating income	$135	$96	$39	41%

Net Sales:  The net sales growth in the Consumer Packaging International segment is primarily attributed to organic volume growth of 4% and a $115 million favorable impact from foreign currency changes, partially offset by lower selling prices of $48 million.  The organic volume growth was primarily due to recovery in emerging markets.

Cost of goods sold:  The cost of goods sold increase is attributed to the organic volume growth and a $93 million increase from foreign currency changes.  These increases were partially offset by change in product mix and a $19 million inventory step-up in the Prior YTD.

Other operating expenses:  The other operating expenses increase is primarily attributed to an increase in business integration expense.

Operating Income: The operating income increase is primarily attributed to an $18 million increase from the organic volume growth, an $18 million favorable impact from foreign currency, and a $19 million inventory step-up in the Prior YTD related to the RPC acquisition, partially offset by an $18 million increase in business integration activities.

Consumer Packaging North America
	YTD	Prior YTD	$ Change	% Change
Net sales	$1,417	$1,244	$173	14%
Cost of goods sold	1,155	1,017	138	14%
Other operating expenses	126	114	12	11%
Operating income	$136	$113	$23	20%

Net Sales:  The net sales growth in the Consumer Packaging North America segment is primarily attributed to organic volume growth of 6%, increased selling prices of $56 million, and a $40 million increase from extra shipping days in the YTD.  The organic volume growth was primarily due to continued strength in closures, bottles and containers.

Cost of goods sold:  The cost of goods sold increase is attributed to the organic volume growth, product mix, higher resin costs, and a $30 million increase from extra shipping day in the YTD.

Other operating expenses:  The other operating expenses increase is primarily attributed an increase in selling, general, and administrative expense.

Operating Income:  The operating income increase is primarily attributed to a $22 million increase from the organic volume growth and a $7 million benefit from extra shipping days in the YTD, partially offset by increased selling, general, and administrative expense.

Health, Hygiene & Specialties
	YTD	Prior YTD	$ Change	% Change
Net sales	$1,521	$1,254	$267	21%
Cost of goods sold	1,182	1,013	169	17%
Other operating expenses	129	128	1	1%
Operating income	$210	$113	$97	86%

Net Sales:  The net sales growth in the Health, Hygiene & Specialties segment is primarily attributed to organic volume growth of 12%, increased selling prices of $90 million due to the pass through of higher resin costs, and a $42 million increase from extra shipping days in the YTD, partially offset by Prior YTD divestiture sales of $14 million.  The organic volume growth was primarily due to organic growth investments and higher demand in our advantage health and hygiene products as the result of COVID-19.

Cost of goods sold:  The cost of goods sold increase is attributed to the organic volume growth, product mix, higher resin costs, and a $31 million increase from extra shipping day in the YTD.  These increases were partially offset by Prior YTD divestiture cost of goods sold.

Operating Income: The operating income increase is primarily attributed to a $36 million increase from the organic volume growth, a $47 million favorable impact from price cost spread including synergies and product mix, and a benefit from extra shipping days in the YTD.

Engineered Materials
	YTD	Prior YTD	$ Change	% Change
Net sales	$1,520	$1,393	$127	9%
Cost of goods sold	1,253	1,122	131	12%
Other operating expenses	111	110	1	1%
Operating income	$156	$161	$(5)	(3)%

Net Sales:  The net sales growth in the Engineered Materials segment is primarily attributed to increased selling prices of $83 million due to the pass through of higher resin costs, a $44 million increase from extra shipping days in the YTD, organic volume growth of 2%, and a $22 million favorable impact from foreign currency changes, partially offset by Prior YTD divestiture sales of $54 million.

Cost of goods sold:  The cost of goods sold increase is attributed to the organic volume growth, product mix, higher resin costs, an $18 million increase from foreign currency changes, and a $35 million increase from extra shipping day in the YTD.  These increases were partially offset by Prior YTD divestiture cost of goods sold of $45 million.

Operating Income: The operating income decrease is primarily attributed to a $15 million unfavorable impact from price cost spread and Prior YTD divestiture operating income.  These decreases were partially offset by an improvement from the organic volume growth, and a benefit from extra shipping days in the YTD.

Other expense, net
	YTD	Prior YTD	$ Change	% Change
Other expense, net	$31	$13	$18	138%

The other expense increase is primarily attributed to foreign currency changes related to the remeasurement of non-operating intercompany balances.

Interest expense, net
	YTD	Prior YTD	$ Change	% Change
Interest expense, net	$181	$229	$(48)	(21)%

The interest expense decrease is primarily the result of repayments on long-term borrowings in fiscal 2020 and recent refinancing activities.

Changes in Comprehensive Income

The $476 million improvement in comprehensive income from the Prior YTD was primarily attributed to a $138 million improvement in net income, a $170 million favorable change in currency translation, and a $167 million favorable change in the fair value of derivative instruments, net of tax.  Currency translation gains and losses are primarily related to non-U.S. subsidiaries with a functional currency other than U.S. dollars whereby assets and liabilities are translated from the respective functional currency into U.S. dollars using period-end exchange rates.  The change in currency translation in the YTD was primarily attributed to locations utilizing the euro, British pound sterling, Brazilian real, Canadian dollar, Chinese renminbi and Mexican peso as the functional currency.  As part of the overall risk management, the Company uses derivative instruments to (i) reduce our exposure to changes in interest rates attributed to the Company’s borrowings and (ii) reduce foreign currency exposure to translation of certain foreign operations.  The Company records changes to the fair value of these instruments in Accumulated other comprehensive loss.  The change in fair value of these instruments in fiscal 2021 versus fiscal 2020 is primarily attributed to the change in the forward interest and foreign exchange curves between measurement dates.

Liquidity and Capital Resources

Senior Secured Credit Facility

We manage our global cash requirements considering (i) available funds among the many subsidiaries through which we conduct business, (ii) the geographic location of our liquidity needs, and (iii) the cost to access international cash balances.  At the end of the Quarter, the Company had no outstanding balance on its $850 million asset-based revolving line of credit that matures in May 2024. The Company was in compliance with all covenants at the end of the Quarter. (see Note 7)

Cash Flows

Net cash from operating activities increased $105 million from the Prior YTD primarily attributed to improved net income prior to non-cash activities.

Net cash used in investing activities increased $194 million from the Prior YTD primarily attributed to increased capital expenditures and proceeds from the settlement of cross-currency derivatives in the Prior YTD, partially offset by proceeds from the divestiture of business in the YTD.

Net cash used in financing activities increased $48 million from the Prior YTD primarily attributed to higher net debt repayments, partially offset by higher proceeds from issuance of common stock.

Share Repurchases

No shares were repurchased during the quarter. Authorized share repurchases of $393 million remain available to the Company.

Liquidity Outlook

At April 3, 2021, our cash balance was $843 million, of which approximately 80% was located outside the U.S.  We believe our existing U.S. based cash and cash flow from U.S. operations, together with available borrowings under our senior secured credit facilities, will be adequate to meet our liquidity needs over the next twelve months.  We do not expect our free cash flow to be sufficient to cover all long-term debt obligations and intend to refinance these obligations prior to maturity.

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

Two Quarterly Periods Ended
April 3, 2021
Net sales	$3,278
Gross profit	641
Earnings from continuing operations	167
Net income	$167

Includes $12 million of income associated with intercompany activity with non-guarantor subsidiaries.

	April 3, 2021	September 26, 2020
Assets
Current assets	$1,712	$1,417
Noncurrent assets	5,926	6,153

Liabilities
Current liabilities	$1,048	$841
Noncurrent liabilities	11,619	11,936

Includes $715 million and $572 million of intercompany payables due to non-guarantor subsidiaries as of April 3, 2021 and September 26, 2020, respectively.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are exposed to market risk from changes in interest rates primarily through our senior secured credit facilities. Our senior secured credit facilities are comprised of (i) $3.8 billion term loans and (ii) a $850 million revolving credit facility with no borrowings outstanding. Borrowings under our senior secured credit facilities bear interest at a rate equal to an applicable margin plus LIBOR.  The applicable margin for LIBOR rate borrowings under the revolving credit facility ranges from 1.25% to 1.50%, and the margin for term loans is 1.75% per annum. As of period end, the LIBOR rate of approximately 0.12% was applicable to the term loans. A 0.25% change in LIBOR would increase our annual interest expense by $2 million on variable rate term loans.

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

Foreign Currency Risk

As a global company, we face foreign currency risk exposure from fluctuating currency exchange rates, primarily the U.S. dollar against the euro, British pound sterling, Brazilian real, Chinese renminbi, Canadian dollar and Mexican peso.  Significant fluctuations in currency rates can have a substantial impact, either positive or negative, on our revenue, cost of sales, and operating expenses.  Currency translation gains and losses are primarily related to non-U.S. subsidiaries with a functional currency other than U.S. dollars whereby assets and liabilities are translated from the respective functional currency into U.S. dollars using period-end exchange rates and impact our Comprehensive income.  A 10% decline in foreign currency exchange rates would have had an $18 million unfavorable impact on our Net income for the two quarterly periods ended April 3, 2021.

The Company is party to certain cross-currency swaps to hedge a portion of our foreign currency risk. The swap agreements mature May 2022 (€250 million), June 2024 (€1,625 million) and July 2027 (£700 million). In addition to cross-currency swaps, we hedge a portion of our foreign currency risk by designating foreign currency denominated long-term debt as net investment hedges of certain foreign operations. As of April 3, 2021, we had outstanding long-term debt of €785 million that was designated as a hedge of our net investment in certain euro-denominated foreign subsidiaries.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Repurchases of Equity Securities

During the quarter, the Company did not repurchase any shares. As of April 3, 2021, $393 million of authorized shares remained available to purchase under the program.

Item 6.  Exhibits

Exhibit No.	Description of Exhibit
3.1
Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Berry Global Group, Inc., dated February 24, 2021 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 25, 2021).

3.2
Amended and Restated Bylaws of Berry Global Group, Inc., as amended and restated effective as of February 24, 2021 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on February 25, 2021).

4.1
Indenture, among Berry Global, Inc., certain guarantors party thereto, U.S. Bank National Association, as Trustee and Collateral Agent, relating to the 0.95% First Priority Senior Secured Notes due 2024, dated January 15, 2021 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 15, 2021).

4.2
Registration Rights Agreement, by and between Berry Global, Inc., Berry Global Group, Inc., each subsidiary of Berry Global, Inc. identified therein, and Citigroup Global Markets Inc. and J.P. Morgan Securities LLC, on behalf of themselves and as representatives of the initial purchasers, relating to the 0.95% First Priority Senior Secured Notes due 2024 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on January 15, 2021).

4.3
First Supplemental Indenture, among Berry Global, Inc., certain guarantors party thereto, U.S. Bank National Association, as Trustee and Collateral Agent, relating to the 1.57% First Priority Senior Secured Notes due 2026, dated March 4, 2021 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 5, 2021).

4.4
Registration Rights Agreement, dated March 4, 2021, by and between Berry Global, Inc., Berry Global Group, Inc., each subsidiary of Berry Global, Inc. identified therein, and Citigroup Global Markets Inc. Goldman Sachs & Co. LLC and Wells Fargo Securities, LLC, on behalf of themselves and as representatives of the initial purchasers, relating to the 1.57% First Priority Senior Secured Notes due 2026 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on March 5, 2021).

10.1
Amended and Restated Berry Global Group, Inc. 2015 Long-Term Incentive Plan, effective February 24, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 25, 2021).

22*	Subsidiary Guarantors
31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.
32.1**	Section 1350 Certification of the Chief Executive Officer.
32.2**	Section 1350 Certification of the Chief Financial Officer.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Date File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith
**	Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Berry Global Group, Inc.

May 4, 2021	By:	/s/ Mark W. Miles
Mark W. Miles
Chief Financial Officer