Form 10-Q
period 2021-07-03
BERRY GLOBAL GROUP, INC.
filed 2021-08-05
CIK 1378992

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2021

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

There were 135.3 million shares of common stock outstanding at August 5, 2021.

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
For Quarterly Period Ended July 3, 2021

Part I. Financial Information

Item 1.	Financial Statements

Berry Global Group, Inc.
Consolidated Statements of Income
(Unaudited)
(in millions of dollars, except per share amounts)

	Quarterly Period Ended		Three Quarterly Periods Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Net sales	$3,675	$2,910	$10,181	$8,701
Costs and expenses:
Cost of goods sold	3,049	2,272	8,273	6,959
Selling, general and administrative	207	198	668	631
Amortization of intangibles	72	74	219	226
Restructuring and transaction activities	4	19	41	55
Operating income	343	347	980	830
Other expense, net	14	(7)	45	6
Interest expense, net	76	110	257	339
Income before income taxes	253	244	678	485
Income tax expense	59	53	173	121
Net income	$194	$191	$505	$364

Net income per share:
Basic	$1.44	$1.44	$3.76	$2.75
Diluted	1.40	1.42	3.67	2.71

Consolidated Statements of Comprehensive Income
(Unaudited)
(in millions of dollars)

	Quarterly Period Ended		Three Quarterly Periods Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Net income	$194	$191	$505	$364
Other comprehensive income (loss), net of tax:
Currency translation	91	11	196	(54)
Pension	—	—	—	(1)
Derivative instruments	(2)	(13)	69	(109)
Other comprehensive income (loss)	89	(2)	265	(164)
Comprehensive income	$283	$189	$770	$200

See notes to consolidated financial statements.

Berry Global Group, Inc.
Consolidated Balance Sheets
(in millions of dollars)

	July 3, 2021	September 26, 2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$804	$750
Accounts receivable, net	1,851	1,469
Finished goods	913	708
Raw materials and supplies	822	560
Prepaid expenses and other current assets	198	168
Assets held for sale	—	162
Total current assets	4,588	3,817
Noncurrent assets:
Property, plant, and equipment	4,731	4,561
Goodwill and intangible assets	7,599	7,670
Right-of-use assets	577	562
Other assets	82	91
Total assets	$17,577	$16,701

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,556	$1,115
Accrued employee costs	327	324
Other current liabilities	771	644
Current portion of long-term debt	225	75
Liabilities held for sale	—	25
Total current liabilities	2,879	2,183
Noncurrent liabilities:
Long-term debt, less current portion	9,469	10,162
Deferred income taxes	546	601
Employee benefit obligations	354	368
Operating lease liabilities	480	464
Other long-term liabilities	896	831
Total liabilities	14,624	14,609

Stockholders’ equity:
Common stock (135.4 and 133.6 million shares issued, respectively)	1	1
Additional paid-in capital	1,125	1,034
Retained earnings	2,113	1,608
Accumulated other comprehensive loss	(286)	(551)
Total stockholders’ equity	2,953	2,092
Total liabilities and stockholders’ equity	$17,577	$16,701

See notes to consolidated financial statements.

Berry Global Group, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
(in millions of dollars)

Quarterly Period Ended	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at April 3, 2021	$1	$1,101	$(375)	$1,919	$2,646
Net income	—	—	—	194	194
Other comprehensive income	—	—	89	—	89
Share-based compensation	—	6	—	—	6
Proceeds from issuance of common stock	—	18	—	—	18
Balance at July 3, 2021	$1	$1,125	$(286)	$2,113	$2,953

Balance at March 28, 2020	$1	$976	$(548)	$1,222	$1,651
Net income	—	—	—	191	191
Other comprehensive loss	—	—	(2)	—	(2)
Share-based compensation	—	4	—	—	4
Proceeds from issuance of common stock	—	3	—	—	3
Acquisition (a)	—	22	—	—	22
Balance at June 27, 2020	$1	$1,005	$(550)	$1,413	$1,869

Three Quarterly Periods Ended	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at September 26, 2020	$1	$1,034	$(551)	$1,608	$2,092
Net income	—	—	—	505	505
Other comprehensive income	—	—	265	—	265
Share-based compensation	—	34	—	—	34
Proceeds from issuance of common stock	—	57	—	—	57
Balance at July 3, 2021	$1	$1,125	$(286)	$2,113	$2,953

Balance at September 28, 2019	$1	$949	$(386)	$1,054	$1,618
Net income	—	—	—	364	364
Other comprehensive loss	—	—	(164)	—	(164)
Share-based compensation	—	28	—	—	28
Proceeds from issuance of common stock	—	6	—	—	6
Acquisition (a)	—	22	—	—	22
Adoption of lease accounting standard	—	—	—	(5)	(5)
Balance at June 27, 2020	$1	$1,005	$(550)	$1,413	$1,869

(a)	Represents noncontrolling interest

See notes to consolidated financial statements.

Berry Global Group, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(in millions of dollars)

	Three Quarterly Periods Ended
	July 3, 2021	June 27, 2020
Cash Flows from Operating Activities:
Net income	$505	$364
Adjustments to reconcile net cash provided by operating activities:
Depreciation	420	412
Amortization of intangibles	219	226
Non-cash interest	26	18
Deferred income tax	(53)	30
Share-based compensation expense	34	28
Other non-cash operating activities, net	60	23
Changes in working capital	(278)	(93)
Changes in other assets and liabilities	(21)	(29)
Net cash from operating activities	912	979

Cash Flows from Investing Activities:
Additions to property, plant and equipment, net	(520)	(419)
Divestitures	165	—
Settlement of net investment hedges	—	281
Other	—	(14)
Net cash from investing activities	(355)	(152)

Cash Flows from Financing Activities:
Proceeds from long-term borrowings	2,716	1,202
Repayments on long-term borrowings	(3,287)	(1,859)
Proceeds from issuance of common stock	57	6
Debt financing costs	(20)	(16)
Net cash from financing activities	(534)	(667)
Effect of exchange rate changes on cash	31	(4)
Net change in cash	54	156
Cash and cash equivalents at beginning of period	750	750
Cash and cash equivalents at end of period	$804	$906

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

3.  Revenue and Accounts Receivable

Our revenues are primarily derived from the sale of plastic packaging products to customers.  Revenue is recognized when performance obligations are satisfied, in an amount reflecting the consideration to which the Company expects to be entitled.  We consider the promise to transfer products to be our sole performance obligation.  If the consideration agreed to in a contract includes a variable amount, we estimate the amount of consideration we expect to be entitled to in exchange for transferring the promised goods to the customer using the most likely amount method.  Our main source of variable consideration is customer rebates.  There are no material instances where variable consideration is constrained and not recorded at the initial time of sale.  Generally, our revenue is recognized at a point in time for standard promised goods at the time of shipment, when title and risk of loss pass to the customer.  The accrual for customer rebates was $103 million and $104 million at July 3, 2021 and September 26, 2020, respectively, and is included in Other current liabilities on the Consolidated Balance Sheets.  The Company disaggregates revenue based on reportable business segment, geography, and significant product line.  Refer to Note 10. Segment and Geographic Data for further information.

Accounts receivable, net are presented net of allowance for credit losses of  $22 million and $25 million at July 3, 2021 and September 26, 2020, respectively.  The Company records its current expected credit losses based on a variety of factors including historical loss experience and current customer financial condition.  The changes to our current expected credit losses, write-off activity, and recoveries were not material for any of the periods presented.

The Company has entered into various qualifying factoring agreements to sell certain receivables to third-party financial institutions. The transfer of receivables is accounted for as a sale, without recourse.  Net sales available under qualifying U.S. based programs were $290 million and $242 million for the quarterly periods ended July 3, 2021 and June 27, 2020, respectively.  Net sales available under qualifying U.S. based programs were $794 million and $700 million for the three quarterly periods ended July 3, 2021 and June 27, 2020, respectively.  There were no amounts outstanding from financial institutions related to these programs.  The fees associated with the transfer of receivables for all programs were not material for any of the periods presented.

4.  Dispositions

During fiscal 2021, the Company completed the sale of its U.S. Flexible Packaging Converting business which was primarily operated in the Engineered Materials segment for net proceeds of $140 million and its non-core Czech Republic Reaction Injection Molding business which was operated in the Consumer Packaging International segment for net proceeds of $22 million.  A net pretax loss on the divestitures of $22 million was recorded in fiscal 2021 within Restructuring and transaction activities on the Consolidated Statements of Income.  The U.S. Flexible Packaging Converting business and the Czech Republic Reaction Injection Molding business recorded net sales during fiscal 2020 of $203 million and $41 million, respectively.

5.  Restructuring and Transaction Activities

The table below includes the significant components of restructuring and transaction activities, by reporting segment:

	Quarterly Period Ended		Three Quarterly Periods Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Consumer Packaging International	$3	$14	$44	$37
Consumer Packaging North America	—	2	1	6
Health, Hygiene & Specialties	—	1	—	6
Engineered Materials	1	2	(4)	6
Consolidated	$4	$19	$41	$55

The table below sets forth the activity with respect to the restructuring and transaction activities accrual at July 3, 2021:

	Restructuring
	Employee Severance and Benefits	Facility Exit Costs	Non-cash Impairment Charges	Transaction Activities	Total
Balance as of September 26, 2020	$10	$7	$—	$—	$17
Charges	7	2	1	31	41
Non-cash items	—	—	(1)	(30)	(31)
Cash	(14)	(3)	—	(1)	(18)
Balance as of July 3, 2021	$3	$6	$—	$—	$9

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

Supplemental lease information is as follows:

Leases	Classification	July 3, 2021	September 26, 2020
Operating leases:
Operating lease right-of-use assets	Right-of-use assets	$577	$562
Current operating lease liabilities	Other current liabilities	114	115
Noncurrent operating lease liabilities	Operating lease liability	480	464
Finance leases:
Finance lease right-of-use assets	Property, plant, and equipment, net	$62	$78
Current finance lease liability	Current portion of long-term debt	16	17
Noncurrent finance lease liabilities	Long-term debt, less current portion	41	59

Cash paid for amounts included in lease liabilities	Three Quarterly Periods Ended July 3, 2021	Three Quarterly Periods Ended June 27, 2020
Operating cash flows from operating leases	$85	$86
Operating cash flows from finance leases	2	3
Financing cash flows from finance leases	19	25

Right-of-use assets obtained in exchange for new operating lease liabilities were $19 million and $53 million for the quarterly and three quarterly periods ended July 3, 2021, respectively.

7.  Long-Term Debt

Long-term debt consists of the following:

Facility	Maturity Date	July 3, 2021	September 26, 2020
Term loan	July 2026	$3,440	4,208
Revolving line of credit	May 2024	—	—
0.95% First Priority Senior Secured Notes	February 2024	800	—
1.00% First Priority Senior Secured Notes (a)	July 2025	829	814
1.57% First Priority Senior Secured Notes	January 2026	1,525	—
4.875% First Priority Senior Secured Notes	July 2026	1,250	1,250
1.65% First Priority Senior Secured Notes	January 2027	400	—
1.50% First Priority Senior Secured Notes (a)	July 2027	445	436
5.125% Second Priority Senior Secured Notes	July 2023	200	300
4.50% Second Priority Senior Secured Notes	February 2026	300	500
5.625% Second Priority Senior Secured Notes	July 2027	500	500
Debt discounts and deferred fees		(81)	(85)
Finance leases and other	Various	86	121
Retired debt	Various	—	2,193
Total long-term debt		9,694	10,237
Current portion of long-term debt		(225)	(75)
Long-term debt, less current portion		$9,469	10,162
(a)	Euro denominated

In fiscal 2021, the Company issued $800 million aggregate principal amount of 0.95% first priority senior secured notes due 2024, $1,525 million aggregate principal amount of 1.57% first priority senior secured notes due 2026, and $400 million aggregate principal amount of 1.65% first priority senior secured notes due 2027.  The proceeds were used to prepay a portion of the outstanding Term loans.

Debt extinguishment costs of $26 million, primarily comprised of deferred debt discount and financing fees, were recorded in Other expense, net on the Consolidated Statements of Income upon the extinguishment of a portion of the Term loans and prepayments on the notes.

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

Cross-Currency Swaps

The Company is party to certain cross-currency swaps to hedge a portion of our foreign currency risk. The swap agreements mature May 2022 (€250 million), June 2024 (€1,625 million) and July 2027 (£700 million). In addition to cross-currency swaps, we hedge a portion of our foreign currency risk by designating foreign currency denominated long-term debt as net investment hedges of certain foreign operations. As of July 3, 2021, we had outstanding long-term debt of €785 million that was designated as a hedge of our net investment in certain euro-denominated foreign subsidiaries. When valuing cross-currency swaps the Company utilizes Level 2 inputs (substantially observable).

Interest Rate Swaps

The primary purpose of the Company’s interest rate swap activities is to manage interest expense variability associated with our outstanding variable rate term loan debt. When valuing interest rate swaps the Company utilizes Level 2 inputs (substantially observable).

During fiscal 2021, the Company issued various fixed rate first priority senior secured notes and used the proceeds to prepay a portion of its variable rate Term loans.  As a result, the Company de-designated a $1 billion interest rate swap transaction that was set to expire in June 2026.  The amounts included in Accumulated other comprehensive loss at the date of de-designation are being amortized to Interest expense through the term of the original swap.

As of July 3, 2021, the Company effectively had (i) a $450 million interest rate swap transaction that swaps a one-month variable LIBOR contract for a fixed annual rate of 1.398%, with an expiration in June 2026, (ii) a $400 million interest rate swap transaction that swaps a one-month variable LIBOR contract for a fixed annual rate of 1.916% with an expiration in June 2026, (iii) a $884 million interest rate swap transaction that swaps a one-month variable LIBOR contract for a fixed annual rate of 1.857%, with an expiration in June 2024, and (iv) a $473 million interest rate swap transaction that swaps a one-month variable LIBOR contract for a fixed annual rate of 2.050%, with an expiration in June 2024.

The Company records the fair value positions of all derivative financial instruments on a net basis by counterparty for which a master netting arrangement is utilized. Balances on a gross basis are as follows:

Derivative Instruments	Hedge Designation	Balance Sheet Location	July 3, 2021	September 26, 2020
Cross-currency swaps	Designated	Other long-term liabilities	$419	$270
Interest rate swaps	Designated	Other long-term liabilities	92	226
Interest rate swaps	Not designated	Other long-term liabilities	53	—

The effect of the Company’s derivative instruments on the Consolidated Statements of Income is as follows:

		Quarterly Period Ended		Three Quarterly Periods Ended
Derivative Instruments	Statements of Income Location	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Cross-currency swaps	Interest expense, net	$(2)	$(2)	$(6)	$(5)
Interest rate swaps	Interest expense, net	18	13	52	17

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

Included in the following table are the major categories of assets measured at fair value on a non-recurring basis as of July 3, 2021 and September 26, 2020, along with the impairment loss recognized on the fair value measurement during the period:

	As of July 3, 2021
	Level 1	Level 2	Level 3	Total	Impairment
Indefinite-lived trademarks	$—	$—	$248	$248	$—
Goodwill	—	—	5,265	5,265	—
Definite lived intangible assets	—	—	2,086	2,086	—
Property, plant, and equipment	—	—	4,731	4,731	1
Total	$—	$—	$12,330	$12,330	$1

	As of September 26, 2020
	Level 1	Level 2	Level 3	Total	Impairment
Indefinite-lived trademarks	$—	$—	$248	$248	$—
Goodwill	—	—	5,173	5,173	—
Definite lived intangible assets	—	—	2,249	2,249	—
Property, plant, and equipment	—	—	4,561	4,561	2
Total	$—	$—	$12,231	$12,231	$2

The Company’s financial instruments consist primarily of cash and cash equivalents, long-term debt, interest rate and cross-currency swap agreements, and finance lease obligations. The fair value of our marketable long-term indebtedness exceeded book value by $126 million as of July 3, 2021. The Company’s long-term debt fair values were determined using Level 2 inputs (substantially observable).

9.  Income Taxes

In comparison to the statutory rate, the higher effective tax rate for the quarter and year-to-date was negatively impacted by state taxes and global intangible low-taxed income provisions.

10.  Segment and Geographic Data

The Company’s operations are organized into four reporting segments: Consumer Packaging International, Consumer Packaging North America, Engineered Materials, and Health, Hygiene & Specialties.  The structure is designed to align us with our customers, provide optimal service, drive future growth, and to facilitate synergies realization.  In October 2020, the Company realigned portions of our operating segments.  As a result of these organizational realignments, we have recast prior period segment amounts resulting in the following Net sales movements for the three quarterly periods ended June 27, 2020: (1.) Tapes business: $199 million from Engineered Materials to Health, Hygiene & Specialties, (2.) North American Healthcare: $216 million from Consumer Packaging North America to Consumer Packaging International and (3.) European Films: $537 million from Consumer Packaging International to Engineered Materials.

Selected information by reportable segment is presented in the following tables:

	Quarterly Period Ended		Three Quarterly Periods Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Net sales:
Consumer Packaging International	$1,095	$904	$3,143	$2,804
Consumer Packaging North America	847	644	2,264	1,888
Health, Hygiene & Specialties	828	669	2,349	1,923
Engineered Materials	905	693	2,425	2,086
Total net sales	$3,675	$2,910	$10,181	$8,701
Operating income:
Consumer Packaging International	$79	$80	$214	$176
Consumer Packaging North America	76	78	212	191
Health, Hygiene & Specialties	113	95	323	208
Engineered Materials	75	94	231	255
Total operating income	$343	$347	$980	$830
Depreciation and amortization:
Consumer Packaging International	$88	$78	$258	$239
Consumer Packaging North America	53	58	164	174
Health, Hygiene & Specialties	43	45	130	138
Engineered Materials	28	28	87	87
Total depreciation and amortization	$212	$209	$639	$638

Selected information by geographical region is presented in the following tables:

	Quarterly Period Ended		Three Quarterly Periods Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Net sales:
United States and Canada	$1,937	$1,430	$5,342	$4,648
Europe	1,308	1,172	3,658	3,156
Rest of world	430	308	1,181	897
Total net sales	$3,675	$2,910	$10,181	$8,701

Selected information by product line is presented in the following tables:

	Quarterly Period Ended		Three Quarterly Periods Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Net sales:
Packaging	81	83	80	82
Non-packaging	19	17	20	18
Consumer Packaging International	100%	100%	100%	100%

Rigid Open Top	58	54	56	55
Rigid Closed Top	42	46	44	45
Consumer Packaging North America	100%	100%	100%	100%

Health	19	19	19	16
Hygiene	47	47	46	48
Specialties	34	34	35	36
Health, Hygiene & Specialties	100%	100%	100%	100%

Core Films	66	64	63	62
Retail & Industrial	34	36	37	38
Engineered Materials	100%	100%	100%	100%

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

12.  Share Repurchase Program

No shares were repurchased during the three quarterly periods ended July 3, 2021.  Authorized share repurchases of $393 million remain available to the Company.

13.  Basic and Diluted Net Income Per Share

Basic net income per share is calculated by dividing the net income attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for common stock equivalents.  Diluted net income per share is calculated by dividing the net income attributable to common stockholders by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method and the if-converted method.  For purposes of this calculation, stock options are considered to be common stock equivalents and are only included in the calculation of diluted net income per share when their effect is dilutive.  No shares were excluded from the diluted net income per share calculation for the quarterly and three quarterly periods ended July 3, 2021.  For the quarterly and three quarterly periods ended June 27, 2020, 7.1 million and 7.1 million shares, respectively, were excluded from the diluted net income per share calculation as their effect would be anti-dilutive.

The following tables provide a reconciliation of the numerator and denominator of the basic and diluted net income per share calculations.

	Quarterly Period Ended		Three Quarterly Periods Ended
(in millions, except per share amounts)	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Numerator
Consolidated net income	$194	$191	$505	$364
Denominator
Weighted average common shares outstanding - basic	135.1	132.5	134.3	132.4
Dilutive shares	3.4	1.7	3.4	1.9
Weighted average common and common equivalent shares outstanding - diluted	138.5	134.2	137.7	134.3

Per common share income
Basic	$1.44	$1.44	$3.76	$2.75
Diluted	$1.40	$1.42	$3.67	$2.71

14.  Accumulated Other Comprehensive Loss

The components and activity of Accumulated other comprehensive loss are as follows:

Quarterly Period Ended	Currency Translation	Defined Benefit Pension and Retiree Health Benefit Plans	Derivative Instruments	Accumulated Other Comprehensive Loss
Balance at April 3, 2021	$(173)	$(116)	$(86)	$(375)
Other comprehensive income (loss) before reclassifications	91	—	(5)	86
Net amount reclassified from accumulated other comprehensive loss	—	—	3	3
Balance at July 3, 2021	$(82)	$(116)	$(88)	$(286)

	Currency Translation	Defined Benefit Pension and Retiree Health Benefit Plans	Derivative Instruments	Accumulated Other Comprehensive Loss
Balance at March 28, 2020	$(344)	$(57)	$(147)	$(548)
Other comprehensive loss before reclassifications	11	—	(23)	(12)
Net amount reclassified from accumulated other comprehensive loss	—	—	10	10
Balance at June 27, 2020	$(333)	$(57)	$(160)	$(550)

Three Quarterly Periods Ended	Currency Translation	Defined Benefit Pension and Retiree Health Benefit Plans	Derivative Instruments	Accumulated Other Comprehensive Loss
Balance at September 26, 2020	$(278)	$(116)	$(157)	$(551)
Other comprehensive income before reclassifications	196	—	62	258
Net amount reclassified from accumulated other comprehensive loss	—	—	7	7
Balance at July 3, 2021	$(82)	$(116)	$(88)	$(286)

	Currency Translation	Defined Benefit Pension and Retiree Health Benefit Plans	Derivative Instruments	Accumulated Other Comprehensive Loss
Balance at September 28, 2019	$(279)	$(56)	$(51)	$(386)
Other comprehensive loss before reclassifications	(54)	(1)	(126)	(181)
Net amount reclassified from accumulated other comprehensive loss	—	—	17	17
Balance at June 27, 2020	$(333)	$(57)	$(160)	$(550)

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

During fiscal 2021, the Company completed the sale of its U.S. Flexible Packaging Converting business which was primarily operated in the Engineered Materials segment for net proceeds of $140 million and its non-core Czech Republic Reaction Injection Molding business which was operated in the Consumer Packaging International segment for net proceeds of $22 million.  A net pretax loss on the divestitures of $22 million was recorded in fiscal 2021 within Restructuring and transaction activities on the Consolidated Statements of Income.  The U.S Flexible Packaging Converting business and the Czech Republic Reaction Injection Molding business recorded net sales during fiscal 2020 of $203 million and $41 million, respectively.

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

Outlook.  The Company is affected by general economic and industrial growth, plastic resin availability and affordability, and general industrial production.  The COVID-19 pandemic has resulted in both advantaged and disadvantaged products within all segments.  Our results are affected by both the duration certain products remain advantaged and timing of when disadvantaged products normalize.  Our business has both geographic and end market diversity, which reduces the effect of any one of these factors on our overall performance.  Our results are affected by our ability to pass through raw material and other cost changes to our customers, improve manufacturing productivity and adapt to volume changes of our customers.  In the near term, inflation will create a headwind for the Company, which we believe will be offset by the continued favorable product mix associated with pivoting our assets to produce advantaged products in targeted markets.  We continue to believe our underlying long-term demand fundamental in all divisions will remain strong as we focus on delivering protective solutions that enhance consumer safety and execute on the Company’s mission of “Always Advancing to Protect What’s Important.”  For fiscal 2021, we project cash flow from operations of $1,575 million and $700 million of capital spending.

Results of Operations

Comparison of the Quarterly Period Ended July 3, 2021 (the “Quarter”) and the Quarterly Period Ended June 27, 2020 (the “Prior Quarter”)

Business integration expenses consist of restructuring and impairment charges, acquisition and divestiture related costs, and other business optimization costs.  Tables present dollars in millions.

Consolidated Overview
	Quarter	Prior Quarter	$ Change	% Change
Net sales	$3,675	$2,910	$765	26%
Cost of goods sold	3,049	2,272	777	34%
Other operating expenses	283	291	(8)	(3)%
Operating income	$343	$347	$(4)	(1)%

Net Sales:  The net sales growth is primarily attributed to increased selling prices of $533 million due to the pass through of inflation, organic volume growth of 5%, and a $147 million favorable impact from foreign currency changes. These increases were partially offset by Prior Quarter divestiture sales of $62 million.  The organic volume growth was primarily due to organic growth investments and continued recovery of certain markets that had previously been facing COVID-19 headwinds.

Cost of goods sold:  The cost of goods sold increase is attributed to inflation, organic volume growth, and an increase from foreign currency changes.  These increases were partially offset by Prior Quarter divestiture cost of goods sold of $51 million.

Other operating expenses:  The other operating expenses decrease is primarily attributed to a decrease in business integration expense and Prior Quarter divestiture operating expenses, partially offset by an increase in selling, general, and administrative expense.

Operating Income:  The operating income decrease is primarily attributed to a $42 million unfavorable impact from price cost spread, and a $12 million increase in selling, general, and administrative expense, partially offset by a $24 million increase from the organic volume growth, and a $23 million favorable impact from foreign currency.

Consumer Packaging International
	Quarter	Prior Quarter	$ Change	% Change
Net sales	$1,095	$904	$191	21%
Cost of goods sold	894	694	200	29%
Other operating expenses	122	130	(8)	(6)%
Operating income	$79	$80	$(1)	(1)%

Net Sales:  The net sales growth in the Consumer Packaging International segment is primarily attributed to increased selling prices of $69 million due to the pass through of inflation, organic volume growth of 5%, and an $87 million favorable impact from foreign currency changes.  The organic volume growth was primarily due to organic growth investments and continued recovery of certain markets that had previously been facing COVID-19 headwinds.

Cost of goods sold:  The cost of goods sold increase is attributed to inflation, organic volume growth, and an increase from foreign currency changes.

Other operating expenses:  The other operating expenses decrease is primarily attributed to a decrease in business integration activities.

Operating Income:  The operating income decrease is primarily attributed to a $24 million unfavorable impact from price cost spread and an increase in depreciation and amortization, partially offset by a $17 million favorable impact from foreign currency change, a $10 million decrease in business integration activities, and organic volume growth.

Consumer Packaging North America
	Quarter	Prior Quarter	$ Change	% Change
Net sales	$847	$644	$203	32%
Cost of goods sold	716	511	205	40%
Other operating expenses	55	55	—	—
Operating income	$76	$78	$(2)	(3)%

Net Sales:  The net sales growth in the Consumer Packaging North America segment is primarily attributed to increased selling prices of $164 million due to the pass through of inflation and organic volume growth of 6%.  The organic volume growth was primarily due to continued recovery of certain markets that had previously been facing COVID-19 headwinds.

Cost of goods sold:  The cost of goods sold increase is attributed to inflation and organic volume growth.

Operating Income:  The operating income decrease is primarily attributed to a $12 million negative impact from price cost spread, partially offset by the organic volume growth.

Health, Hygiene & Specialties
	Quarter	Prior Quarter	$ Change	% Change
Net sales	$828	$669	$159	24%
Cost of goods sold	664	522	142	27%
Other operating expenses	51	52	(1)	(2)%
Operating income	$113	$95	$18	19%

Net Sales:  The net sales growth in the Health, Hygiene & Specialties segment is primarily attributed to organic volume growth of 1%,  increased selling prices of $134 million due to the pass through of inflation, and a $28 million favorable impact from foreign currency changes.

Cost of goods sold:  The cost of goods sold increase is attributed to inflation and an increase from foreign currency changes.

Operating Income:  The operating income increase is primarily attributed to a $15 million favorable impact from price cost spread.

Engineered Materials
	Quarter	Prior Quarter	$ Change	% Change
Net sales	$905	$693	$212	31%
Cost of goods sold	775	545	230	42%
Other operating expenses	55	54	1	2%
Operating income	$75	$94	$(19)	(20)%

Net Sales:  The net sales growth in the Engineered Materials segment is primarily attributed to increased selling prices of $166 million due to the pass through of inflation, organic volume growth of 8%, and a $32 million favorable impact from foreign currency changes, partially offset by Prior Quarter divestiture sales of $41 million.  The organic volume growth was primarily due to organic growth investments and continued recovery of certain markets that had previously been facing COVID-19 headwinds.

Cost of goods sold:   The cost of goods sold increase is attributed to inflation, organic volume growth, and an increase from foreign currency changes.  These increases were partially offset by Prior Quarter divestiture cost of goods sold of $33 million.

Operating Income:  The operating income decrease is primarily attributed to a $21 million negative impact from price cost spread, partially offset by the organic volume increase.

Other expense, net
	Quarter	Prior Quarter	$ Change	% Change
Other expense, net	$14	$(7)	$21	(300)%

The other expense in the Quarter is primarily attributed to debt extinguishment costs compared to a benefit from foreign currency changes related to the remeasurement of non-operating intercompany balances in the Prior Quarter.

Interest expense, net
	Quarter	Prior Quarter	$ Change	% Change
Interest expense, net	$76	$110	$(34)	(31)%

The interest expense decrease is primarily the result of repayments on long-term borrowings and recent refinancing activities (see Note 7).

Changes in Comprehensive Income

The $94 million improvement in comprehensive income from the Prior Quarter was primarily attributed to a $3 million improvement in net income, an $11 million favorable change in the fair value of derivative instruments, net of tax, and an $80 million favorable change in currency translation.  As part of the overall risk management, the Company uses derivative instruments to (i) reduce our exposure to changes in interest rates attributed to the Company’s borrowings and (ii) reduce foreign currency exposure to translation of certain foreign operations.  The Company records changes to the fair value of these instruments in Accumulated other comprehensive loss.  The change in fair value of these instruments in fiscal 2021 versus fiscal 2020 is primarily attributed to the change in the forward interest and foreign exchange curves between measurement dates.

Comparison of the Three Quarterly Periods Ended July 3, 2021 (the “YTD”) and the Three Quarterly Periods Ended June 27, 2020 (the “Prior YTD”)

The Company’s U.S. based results for the YTD and Prior YTD are based on a forty and thirty-nine week period, respectively.   Business integration expenses consist of restructuring and impairment charges, acquisition and divestiture related costs, and other business optimization costs.  Tables present dollars in millions.

Consolidated Overview
	YTD	Prior YTD	$ Change	% Change
Net sales	$10,181	$8,701	$1,480	17%
Cost of goods sold	8,273	6,959	1,314	19%
Other operating expenses	928	912	16	2%
Operating income	$980	$830	$150	18%

Net Sales:  The net sales growth is primarily attributed to organic volume growth of 5%, increased selling prices of $714 million due to the pass through of inflation, a $289 million favorable impact from foreign currency changes, and a $131 million increase from extra shipping days in the YTD. These increases were partially offset by Prior YTD divestiture sales of $130 million.  The organic volume growth was primarily due to organic growth investments, continued recovery of certain markets that had previously been facing COVID-19 headwinds, and higher demand in our advantaged health and hygiene products as the result of COVID-19.

Cost of goods sold:  The cost of goods sold increase is attributed to organic volume growth, product mix, inflation, an increase from foreign currency changes, and an increase from extra shipping days in the YTD.  These increases were partially offset by Prior YTD divestiture cost of goods sold of $106 million.

Operating Income:  The operating income increase is primarily attributed to an $105 million increase from the organic volume growth, a $46 million favorable impact from foreign currency, and a $22 million benefit from extra shipping days in the YTD, partially offset by a $28 million increase in selling, general, and administrative expenses.

Consumer Packaging International
	YTD	Prior YTD	$ Change	% Change
Net sales	$3,143	$2,804	$339	12%
Cost of goods sold	2,528	2,229	299	13%
Other operating expenses	401	399	2	1%
Operating income	$214	$176	$38	22%

Net Sales:  The net sales growth in the Consumer Packaging International segment is primarily attributed to organic volume growth of 4% and a $202 million favorable impact from foreign currency changes.  The organic volume growth was primarily due to organic growth investments and continued recovery of certain markets that had previously been facing COVID-19 headwinds.

Cost of goods sold:  The cost of goods sold increase is attributed to organic volume growth, an increase from foreign currency changes, and an increase in depreciation.

Operating Income: The operating income increase is primarily attributed to a $25 million increase from the organic volume growth, a $35 million favorable impact from foreign currency, and a decrease in business integration activities, partially offset by a $19 million increase in depreciation and amortization and an $18 million unfavorable impact from price cost spread.

Consumer Packaging North America
	YTD	Prior YTD	$ Change	% Change
Net sales	$2,264	$1,888	$376	20%
Cost of goods sold	1,871	1,528	343	22%
Other operating expenses	181	169	12	7%
Operating income	$212	$191	$21	11%

Net Sales:  The net sales growth in the Consumer Packaging North America segment is primarily attributed to organic volume growth of 6%, increased selling prices of $220 million, and a $40 million increase from extra shipping days in the YTD.  The organic volume growth was primarily due to recovery of certain markets that had previously been facing COVID-19 headwinds.

Cost of goods sold:  The cost of goods sold increase is attributed to inflation, organic volume growth, and an increase from extra shipping days in the YTD, partially offset by a decrease in depreciation.

Other operating expenses:  The other operating expenses increase is primarily attributed an increase in selling, general, and administrative expense.

Operating Income:  The operating income increase is primarily attributed to a $29 million increase from the organic volume growth and a $10 million decrease in depreciation and amortization, partially offset by an $18 million unfavorable impact from price cost spread and a $13 million increase in selling, general, and administrative expense.

Health, Hygiene & Specialties
	YTD	Prior YTD	$ Change	% Change
Net sales	$2,349	$1,923	$426	22%
Cost of goods sold	1,846	1,535	311	20%
Other operating expenses	180	180	—	—
Operating income	$323	$208	$115	55%

Net Sales:  The net sales growth in the Health, Hygiene & Specialties segment is primarily attributed to organic volume growth of 8%, increased selling prices of $224 million due to the pass through of inflation, a $42 million increase from extra shipping days in the YTD, and a $33 million favorable impact from foreign currency changes.  The organic volume growth was primarily due to organic growth investments and higher demand in our advantaged health and hygiene products as the result of COVID-19.

Cost of goods sold:  The cost of goods sold increase is attributed to inflation, organic volume growth, an increase from extra shipping days in the YTD, and an increase from foreign currency changes.

Operating Income:  The operating income increase is primarily attributed to a $38 million increase from the organic volume growth, and a $62 million favorable impact from price cost spread.

Engineered Materials
	YTD	Prior YTD	$ Change	% Change
Net sales	$2,425	$2,086	$339	16%
Cost of goods sold	2,028	1,667	361	22%
Other operating expenses	166	164	2	1%
Operating income	$231	$255	$(24)	(9)%

Net Sales:  The net sales growth in the Engineered Materials segment is primarily attributed to increased selling prices of $249 million due to the pass through of inflation, a $44 million increase from extra shipping days in the YTD, organic volume growth of 4%, and a $54 million favorable impact from foreign currency changes, partially offset by Prior YTD divestiture sales of $95 million.  The organic volume growth was primarily due to organic growth investments and continued recovery of certain markets that had previously been facing COVID-19 headwinds.

Cost of goods sold:  The cost of goods sold increase is attributed to inflation, organic volume growth, an increase from foreign currency changes, and an increase from extra shipping days in the YTD.  These increases were partially offset by Prior YTD divestiture cost of goods sold of $78 million.

Operating Income: The operating income decrease is primarily attributed to a $36 million unfavorable impact from price cost spread, partially offset by a $13 million improvement from the organic volume growth.

Other expense, net
	YTD	Prior YTD	$ Change	% Change
Other expense, net	$45	$6	$39	650%

The other expense increase is primarily attributed to debt extinguishment costs and foreign currency changes related to the remeasurement of non-operating intercompany balances.

Interest expense, net
	YTD	Prior YTD	$ Change	% Change
Interest expense, net	$257	$339	$(82)	(24)%

The interest expense decrease is primarily the result of repayments on long-term borrowings and recent refinancing activities (see Note 7).

Changes in Comprehensive Income

The $570 million improvement in comprehensive income from the Prior YTD was primarily attributed to a $141 million improvement in net income, a $250 million favorable change in currency translation, and a $178 million favorable change in the fair value of derivative instruments, net of tax.  Currency translation gains and losses are primarily related to non-U.S. subsidiaries with a functional currency other than U.S. dollars whereby assets and liabilities are translated from the respective functional currency into U.S. dollars using period-end exchange rates.  The change in currency translation in the YTD was primarily attributed to locations utilizing the euro, British pound sterling, Brazilian real, Canadian dollar, Chinese renminbi and Mexican peso as the functional currency.  As part of the overall risk management, the Company uses derivative instruments to (i) reduce our exposure to changes in interest rates attributed to the Company’s borrowings and (ii) reduce foreign currency exposure to translation of certain foreign operations.  The Company records changes to the fair value of these instruments in Accumulated other comprehensive loss.  The change in fair value of these instruments in fiscal 2021 versus fiscal 2020 is primarily attributed to the change in the forward interest and foreign exchange curves between measurement dates.

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

Net cash from operating activities decreased $67 million from the Prior YTD primarily attributed to changes in working capital from organic growth and inflation, partially offset by improved net income prior to non-cash activities.

Net cash used in investing activities increased $203 million from the Prior YTD primarily attributed to increased capital expenditures and proceeds from the settlement of cross-currency derivatives in the Prior YTD, partially offset by proceeds from the divestiture of business in the YTD.

Net cash used in financing activities decreased $133 million from the Prior YTD primarily attributed to lower net debt repayments, and higher proceeds from issuance of common stock.

Share Repurchases

No shares were repurchased during the quarter. Authorized share repurchases of $393 million remain available to the Company.

Liquidity Outlook

At July 3, 2021, our cash balance was $804 million, of which approximately 64% was located outside the U.S.  We believe our existing U.S. based cash and cash flow from U.S. operations, together with available borrowings under our senior secured credit facilities, will be adequate to meet our liquidity needs over the next twelve months.  We do not expect our free cash flow to be sufficient to cover all long-term debt obligations and intend to refinance these obligations prior to maturity.

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

Three Quarterly Periods Ended
July 3, 2021
Net sales	$5,135
Gross profit	928
Earnings from continuing operations	273
Net income	$273

Includes $17 million of income associated with intercompany activity with non-guarantor subsidiaries.

	July 3, 2021	September 26, 2020
Assets
Current assets	$2,034	$1,417
Noncurrent assets	5,778	6,153

Liabilities
Current liabilities	$1,470	$841
Intercompany payable	858	572
Noncurrent liabilities	11,247	11,936

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are exposed to market risk from changes in interest rates primarily through our senior secured credit facilities. Our senior secured credit facilities are comprised of (i) $3.4 billion term loans and (ii) a $850 million revolving credit facility with no borrowings outstanding. Borrowings under our senior secured credit facilities bear interest at a rate equal to an applicable margin plus LIBOR.  The applicable margin for LIBOR rate borrowings under the revolving credit facility ranges from 1.25% to 1.50%, and the margin for term loans is 1.75% per annum. As of period end, the LIBOR rate of approximately 0.10% was applicable to the term loans. A 0.25% change in LIBOR would increase our annual interest expense by $3 million on variable rate term loans.

We seek to minimize interest rate volatility risk through regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. These financial instruments are not used for trading or other speculative purposes. At period end, the Company effectively had (i) a $450 million interest rate swap transaction that swaps a one-month variable LIBOR contract for a fixed annual rate of 1.398%, with an expiration in June 2026, (ii) a $400 million interest rate swap transaction that swaps a one-month variable LIBOR contract for a fixed annual rate of 1.916% with an expiration in June 2026, (iii) a $884 million interest rate swap transaction that swaps a one-month variable LIBOR contract for a fixed annual rate of 1.857%, with an expiration in June 2024, and (iv) a $473 million interest rate swap transaction that swaps a one-month variable LIBOR contract for a fixed annual rate of 2.050%, with an expiration in June 2024.

Foreign Currency Risk

As a global company, we face foreign currency risk exposure from fluctuating currency exchange rates, primarily the U.S. dollar against the euro, British pound sterling, Brazilian real, Chinese renminbi, Canadian dollar and Mexican peso.  Significant fluctuations in currency rates can have a substantial impact, either positive or negative, on our revenue, cost of sales, and operating expenses.  Currency translation gains and losses are primarily related to non-U.S. subsidiaries with a functional currency other than U.S. dollars whereby assets and liabilities are translated from the respective functional currency into U.S. dollars using period-end exchange rates and impact our Comprehensive income.  A 10% decline in foreign currency exchange rates would have had a $29 million unfavorable impact on our Net income for the three quarterly periods ended July 3, 2021.

The Company is party to certain cross-currency swaps to hedge a portion of our foreign currency risk. The swap agreements mature May 2022 (€250 million), June 2024 (€1,625 million) and July 2027 (£700 million). In addition to cross-currency swaps, we hedge a portion of our foreign currency risk by designating foreign currency denominated long-term debt as net investment hedges of certain foreign operations. As of July 3, 2021, we had outstanding long-term debt of €785 million that was designated as a hedge of our net investment in certain euro-denominated foreign subsidiaries.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Repurchases of Equity Securities

During the quarter, the Company did not repurchase any shares. As of July 3, 2021, $393 million of authorized shares remained available to purchase under the program.

Item 6.  Exhibits

Exhibit No.	Description of Exhibit
4.1
Indenture, among Berry Global, Inc., certain guarantors party thereto, U.S. Bank National Association, as Trustee and Collateral Agent, relating to the 1.65% First Priority Senior Secured Notes due 2027, dated June 14, 2021 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 14, 2021).

4.2
Registration Rights Agreement, by and between Berry Global, Inc., Berry Global Group, Inc., each subsidiary of Berry Global, Inc. identified therein, and J.P. Morgan Securities LLC, Citigroup Global Markets Inc. and Goldman Sachs & Co. LLC, on behalf of themselves and as representatives of the initial purchasers, relating to the 1.65% First Priority Senior Secured Notes due 2027 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on June 14, 2021).

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

Berry Global Group, Inc.

August 5, 2021	By:	/s/ Mark W. Miles
Mark W. Miles
Chief Financial Officer