Form 10-K
period 2021-10-02
BERRY GLOBAL GROUP, INC.
filed 2021-11-18
CIK 1378992

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended October 2, 2021

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

The aggregate market value of the common stock of the registrant held by non-affiliates was approximately $8.3 billion as of April 3, 2021, the last business day of the registrant’s most recently completed second fiscal quarter. The aggregate market value was computed using the closing sale price as reported on the New York Stock Exchange. As of November 18, 2021, there were 135.6 million shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Berry Global Group, Inc.’s Proxy Statement for its 2022 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

Information included in or incorporated by reference in this Form 10-K and other filings with the U.S. Securities and Exchange Commission (the “SEC”) and the Company’s press releases or other public statements, contains or may contain forward-looking statements.  This report includes “forward-looking’ statements with respect to our financial condition, results of operations and business and our expectations or beliefs concerning future events.  These statements contain words such as “believes,” “expects,” “may,” “will,” “should,” “would,” “could,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” “project,” “outlook,” “anticipates,” or “looking forward” or similar expressions that relate to our strategy, plans, intentions, or expectations.  All statements we make relating to our estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates, and financial results or to our expectations regarding future industry trends are forward-looking statements.  In addition, we, through our senior management, from time to time make forward-looking public statements concerning our expected future operations and performance and other developments.  These forward-looking statements are subject to risks and uncertainties that may change at any time, and, therefore, our actual results may differ materially from those that we expected.  All forward-looking statements are made only as of the date hereof, and we undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

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

TABLE OF CONTENTS
FORM 10-K FOR THE FISCAL YEAR ENDED OCTOBER 2, 2021

Item 1.  BUSINESS
(In millions of dollars, except as otherwise noted)

General

Berry Global Group, Inc. (“Berry,” “we,” or the “Company”) is a leading global supplier of a broad range of innovative rigid, flexible and non-woven products used every day within consumer and industrial end markets.  We sell our products predominantly into stable, consumer-oriented end markets, such as healthcare, personal care, and food and beverage.  Our customers consist of a diverse mix of leading global, national, mid-sized regional and local specialty businesses. The size and scope of our customer network allows us to introduce new products we develop or acquire to a vast audience that is familiar with our business.  For the fiscal year ended October 2, 2021 (“fiscal 2021”), no single customer represented more than 5% of net sales and our top ten customers represented 15% of net sales.  We believe our manufacturing processes, manufacturing footprint and our ability to leverage our scale to reduce costs, positions us as a low-cost manufacturer relative to our competitors.

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

Consumer Packaging International
The Consumer Packaging International segment is a manufacturer of rigid products that primarily services non-North American markets.  Product groups within the segment include Closures and Dispensing Systems, Pharmaceutical Devices and Packaging, Bottles and Canisters, Containers, and Technical Components.  In fiscal 2021, Consumer Packaging International accounted for 30% of our consolidated net sales.

Consumer Packaging North America
The Consumer Packaging North America segment is a manufacturer of rigid products that primarily services North American markets.  Product groups within the segment include Containers and Pails, Foodservice, Closures and Overcaps, Bottles and Prescription Vials, and Tubes.  In fiscal 2021, Consumer Packaging North America accounted for 23% of our consolidated net sales.

Engineered Materials
The Engineered Materials segment is a manufacturer of flexible products that services primarily North American and European markets.  Product groups within the segment include Stretch and Shrink Films, Converter Films, Institutional Can Liners, Food and Consumer Films, Retail Bags, and Agriculture Films.  In fiscal 2021, Engineered Materials accounted for 24% of our consolidated net sales.

Health, Hygiene & Specialties
The Health, Hygiene & Specialties segment is a manufacturer of non-woven and related products that services global markets.  Product groups within the segment include Healthcare, Hygiene, Specialties, and Tapes. In fiscal 2021, Health, Hygiene & Specialties accounted for 23% of our consolidated net sales.

Marketing, Sales, and Competition

We reach our large and diversified customer base through a direct sales force of dedicated professionals and the strategic use of distributors.  Our scale enables us to dedicate certain sales and marketing efforts to particular products or customers, when applicable, which enables us to develop expertise that we believe is valued by our customers.

The major markets in which the Company sells its products are highly competitive.  Areas of competition include service, innovation, quality, and price.  This competition is significant as to both the size and the number of competing firms.  Competitors include but are not limited to Amcor, Silgan, Aptar, Pactiv Evergreen, 3M, and Fitesa.

Raw Materials

Our primary raw material is polymer resin.  In addition, we use other materials such as butyl rubber, adhesives, paper and packaging materials, linerboard, rayon, polyester fiber, and foil, in various manufacturing processes.  While temporary industry-wide shortages of raw materials have occurred, we have historically been able to manage the supply chain disruption by working closely with our suppliers and customers. Supply shortages can lead to increased raw material price volatility, which we experienced in fiscal 2021. Increases in the price of raw materials are generally able to be passed on to customers through contractual price mechanisms over time and other means. We expect supply chain challenges to continue into fiscal 2022 and will continue to work closely with our suppliers and customers in an effort to minimize any impact.

Patents, Trademarks and Other Intellectual Property

We customarily seek patent and trademark protection for our products and brands while seeking to protect our proprietary know-how.  While important to our business in the aggregate, sales of any one individually patented product is not considered material to any specific segment or the consolidated results.

Environmental and Sustainability

We focus our sustainability efforts on product stewardship, operational excellence, human capital management and community engagement.  We believe there will always be a leading role for Berry’s product offerings due to our ability to promote customer brands by providing superior clarity, protection, design versatility, consumer safety, convenience, cost efficiency, barrier properties, and environmental performance.  Sustainability is comprehensively embedded across our business, from how we run our manufacturing operations more efficiently to the investments we are making in sustainable packaging innovation.  We collaborate with customers, suppliers, and innovators to create industry-leading solutions which offer lighter weight products, enable longer shelf-life, and protect products throughout supply chains.

We believe responsible packaging is the answer to achieving less waste and that responsible packaging requires four things - innovative design, continued development of renewable and advanced raw materials, waste management infrastructure, and consumer participation. Berry is committed to responsible packaging and has (1) targeted 100% reusable, recyclable, or compostable packaging by 2025, (2) significantly increased our use of circular materials by entering into offtake agreements for both mechanically recycled and advanced recycled materials as well as expanded our own recycling operations in North America and Europe in order to meet our targeted 30% circular materials by 2030, and (3) worked to drive greater recycling rates around the world.  With our global scale, deep industry experience, and strong capabilities, we are uniquely positioned to lead the way in the design and development of more sustainable packaging.

We also work globally on continuous improvement of employee safety and engagement, energy usage, water efficiency, waste reduction, recycling as well as reducing our Green House Gas (GHG) emissions.  Our teams are dedicated to improving the circularity and reducing the carbon footprint of our products.  We anticipate higher demand for products with lower emissions intensity where polymer resins based products are inherently well positioned since they typically have lower GHG emissions per functional unit compared to heavier alternatives such as paper, metal and glass.  Additionally, there is also significant work being done on the use of recycled and bio content, which has lower associated GHG emissions compared to other virgin materials.

Human Capital and Employees

Overview
Never before in Berry’s long history has our mission of ‘Always Advancing to Protect What’s Important’ been more critical as we are proud to work alongside our customers to supply products that are truly essential to everyday life. The safety and supply of necessities such as food, medicines, sanitizing products, and protective healthcare apparel has never been more vital.  We continue to prioritize the health and well-being of the communities we serve as well as our employees and their families, as our global teams remain dedicated to continuingly working seamlessly with our business partners to ensure critical key supply chains remain uninterrupted and operational.

Health and Safety
Employee safety is our number one core value at Berry.  We believe when it comes to employee safety, our best should always be our standard.   It is through the adherence to our global Environment, Health, and Safety principles we have been able to identify and eliminate operational risks and drive continuous improvement, resulting in an OSHA incident rate below 1.0 which is significantly lower than the industry average.

Specifically related to Berry’s internal COVID-19 protocols, our rigorous precautionary measures have included the formation of global and regional response teams that maintain contact with authorities and experts, quarantine protocols, disinfection measures and other actions designed to help protect employees.  Additionally, while many do not realize the crucial role our products play in infection prevention and protecting from the spread of disease and contamination, we are proud to be a part of the fight and are privileged to support the growing need for many of our products as communities across the globe continue to struggle through the COVID-19 pandemic.

Talent and Development
We seek to attract, develop and retain the best talent throughout the company. During the past decade, we established and expanded our recruiting and talent functions.  Our succession management strategy focuses on structured succession framework based on Learning Agility and multiple years of performance. Our holistic approach to developing key managers and identifying future leaders includes challenging assignments, formal development plans and professional coaching.  Resources to support employees in their personal and professional development include:

Leadership Foundations;
●	Operations Development Programs;
●	Core & Advanced Selling Programs;
●	Partnering for the Planet;
●	University Partnerships;
●	Internal e-learning and development platforms;
●	Annual compliance, antitrust, bribery, corruption, business code of conduct and ethics training for key management level; and
●	Various other tuition reimbursement programs, apprenticeship and instructional programs.

Employee Engagement
We seek to ensure that everyone is motivated to perform their best work every day. To further that objective, our engagement approach focuses on clear communication and recognition. We communicate through regular employee meetings, at both the corporate and operating division levels, with business and market updates and information on production, safety, quality and other operating metrics. We have many recognition-oriented awards throughout our company, including our corporate and divisional awards of excellence. We conduct company-wide engagement surveys which have generally indicated high levels of engagement and trust in Berry’s leadership, key strategies and initiatives.  Resources to support employee communication and engagement include:

●	Leadership sharing global perspectives, innovation, and company direction;
●	Peer groups sharing and supporting of common interests and partnership among emerging leaders;
●	Town halls fostering the “OneBerry” culture; and
●	Various other internal business updates, communications, bulletins, digital signage and newsletters.

Inclusion and Diversity
As the world’s leading global packaging company, we strive to build a safe and inclusive culture where every employee feels valued and treated with respect.  We believe inclusion helps drive engagement, innovation and organizational growth.  Our focus to date has been on providing training for our global workforce, expanding our employee resource groups, and increasing awareness about the importance of having a culture of inclusion.  Resource groups to support employee acceptance and inclusion including US Veterans, employees with disabilities, women led alliances, employees of African descent, and sexual orientation.

Ethics
Good corporate governance and transparency are fundamental to achieving our vision of becoming the premier packaging solutions provider in all our markets. Our employees are expected to act with integrity and objectivity and to always strive to enhance our reputation and performance.  We maintain a Global Code of Business Ethics which is attested by every Berry employee and provides the Company's framework for ethical business. We provide targeted annual training across the globe to reinforce our commitment to ethics and drive adherence to the laws in each jurisdiction in which we operate.

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

Our future revenue and operating results will depend on our ability to effectively manage the anticipated growth and managing customer timelines. We are continuously investing in growth areas and expanding our operations, increasing our headcount and expanding into new product offerings. This growth has placed significant demands on our management as well as our financial and operational resources, and continued growth presents several challenges, including:

●	expanding manufacturing capacity, maintaining quality and increasing production;
●	identifying, attracting and retaining qualified personnel; and
●	increasing our regulatory compliance capabilities, particularly in new lines of business or product offerings.

A failure to adequately manage these and other risks related to our growth could adversely affect our business, financial condition and results of operations.

Raw material inflation or shortage of available materials could harm our financial condition and results of operations.

Raw materials are subject to price fluctuations and availability, due to external factors, such as the COVID-19 pandemic, weather-related events, or other supply chain challenges, that are beyond our control.  Temporary industry-wide shortages of raw materials have occurred in fiscal 2021, which has led to increased raw material price volatility and which could continue into fiscal 2022.  Additionally, our suppliers could experience cost increases to produce raw material due to increases in carbon pricing.  Historically we have been able to manage the impact of higher costs by increasing our selling prices.  We have generally been well positioned to capture additional market share as our primarily raw material, polymer resin, is typically a lower cost and more versatile substrate compared to alternatives.  However, raw material shortages or our inability to timely pass through increased costs to our customers may adversely affect our business, financial condition and results of operations.

We may not be able to compete successfully and our customers may not continue to purchase our products.

We compete with multiple companies in each of our product lines on the basis of a number of considerations, including price, service, quality, product characteristics and the ability to supply products to customers in a timely manner.  Our products also compete with various other substrates.  Some of these competitive products are not subject to the impact of changes in resin prices, which may have a significant and negative impact on our competitive position versus substitute products.  Additionally, consumer's view on environmental consideration could potentially impact demand for our products that utilize fossil fuel based materials in their manufacturing.  Our competitors may have financial and other resources that are substantially greater than ours and may be better able than us to withstand higher costs.  Competition and product preference changes could result in our products losing market share or our having to reduce our prices, either of which could have a material adverse effect on our business, financial condition and results of operations.  In addition, since we do not have long-term arrangements with many of our customers, these competitive factors could cause our customers to shift suppliers and/or packaging material quickly.  Our success depends, in part, on our ability to respond timely to customer and market changes.

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

Employee retention, labor cost inflation or the failure to renew collective bargaining agreements could disrupt our business.

As of the end of fiscal 2021, we employed approximately 47,000 employees with approximately 20% of those employees being covered by collective bargaining agreements.  The collective bargaining agreements covering a majority of these employees expire annually and as a result, are due for renegotiation in fiscal year ending 2022 (“fiscal 2022”).  Our relations with employees under collective bargaining agreements remain satisfactory and there have been no significant work stoppages or other labor disputes during the past three years.  However, we may not be able to maintain constructive relationships with labor unions or trade councils and may not be able to successfully negotiate new collective bargaining agreements on satisfactory terms in the future.

Labor is subject to cost inflation and availability, due to external factors, such as the COVID-19 pandemic and workforce participation rates, that are beyond our control.  As a result, there can be no assurance we will be able to recruit, train, assimilate, motivate and retain employees in the future.  The loss of a substantial number of these employees or a prolonged labor dispute could disrupt our business and result in significant losses.

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

We have a significant amount of indebtedness, which requires significant interest payments.  Our inability to generate sufficient cash flow to satisfy our debt obligations, or to refinance our obligations on commercially reasonable terms, would have a material adverse effect on our business, financial condition and results of operations.  Additionally, servicing the interest obligations of our existing indebtedness could limit our ability to respond to business opportunities, including growing our business through acquisitions or increased levels of capital expenditures.

Goodwill and other intangibles represent a significant amount of our net worth, and a future write-off could result in lower reported net income and a reduction of our net worth.

We have a substantial amount of goodwill.  Future changes in market multiples, cost of capital, expected cash flows, or other external factors, may adversely affect our business and cause our goodwill to be impaired, resulting in a non-cash charge against results of operations to write off goodwill or indefinite lived intangible assets for the amount of impairment.  If a future write-off is required, the charge could result in significant losses.

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

While we have not been required historically to make significant capital expenditures in order to comply with applicable environmental laws and regulations, we cannot predict our future capital expenditure requirements because of continually changing compliance standards and environmental technology.  Furthermore, violations or contaminated sites that we do not know about (including contamination caused by prior owners and operators of such sites or newly discovered information) could result in additional compliance or remediation costs or other liabilities, which could be material.  In addition, federal, state, local, and foreign governments could enact laws or regulations concerning environmental matters, such as greenhouse gas emissions, that increase the cost of producing, or otherwise adversely affect the demand for, packaging products.  Legislation that would prohibit, tax or restrict the sale or use of certain types of products would require diversion of solid waste such as packaging materials from disposal in landfills, has been or may be introduced.  For example, the European Union ("EU") recently introduced a non-recycled polymer resin packaging waste bloc-wide levy.  While each member state is evaluating how to fund the levy which ranges from taxing the sector or passing costs down the line to all businesses and end consumers, we believe that any such laws promulgated to date have not had a material adverse effect on us, as we have historically been able to manage the impact of higher costs by increasing our selling prices.  However, there can be no assurance that future legislation or regulation would not have a material adverse effect on us.

Changes in tax laws or changes in our geographic mix of earnings could have a material impact on our financial condition and results of operation.

We are subject to income and other taxes in the many jurisdictions in which we operate. Tax laws and regulations are complex and the determination of our global provision for income taxes and current and deferred tax assets and liabilities requires judgment and estimation. We are subject to routine examinations of our income tax returns, and tax authorities may disagree with our tax positions and assess additional tax. Our future income taxes could also be negatively impacted by our mix of earnings in the jurisdictions in which we operate being different than anticipated given differences in statutory tax rates in the countries in which we operate. In addition, tax policy efforts to raise global corporate tax rates could adversely impact our tax rate and subsequent tax expense.

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

Item 1B.  UNRESOLVED STAFF COMMENTS

None.

Item 2.  PROPERTIES

Our primary manufacturing facilities by geographic area were as follows:

Geographic Region	Total Facilities	Leased Facilities
US and Canada	109	20
Europe	128	26
Rest of world	45	28

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

PART II

Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock “BERY” is listed on the New York Stock Exchange. As of the date of this filing there were fewer than 500 active record holders of the common stock, but we estimate the number of beneficial stockholders to be much higher as a number of our shares are held by brokers or dealers for their customers in street name. During fiscal 2020 and 2021, we did not declare or pay any cash dividends on our common stock.

Issuer Purchases of Equity Securities

During the fourth quarter of fiscal 2021, the Company did not repurchase shares. As of October 2, 2021, $393 million of authorized shares remained available for purchase under the current repurchase program which has no expiration date and may be suspended at any time.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Outlook

The Company is affected by general economic and industrial growth, raw material availability, cost inflation, supply chain disruptions, and general industrial production.  The COVID-19 pandemic has resulted in both advantaged and disadvantaged products within all segments.  During fiscal 2022, we anticipate a headwind as the advantaged products, particularly in our Health, Hygiene & Specialties segment, related to the COVID-19 pandemic moderate while recovery of disadvantaged products lags with the ultimate impact being affected by both the duration certain products remain advantaged and timing of when disadvantaged products normalize. Our business has both geographic and end market diversity, which reduces the effect of any one of these factors on our overall performance.  Our results are affected by our ability to pass through raw material and other cost changes to our customers, improve manufacturing productivity and adapt to volume changes of our customers.  By providing advantaged products in targeted markets, we continue to believe our underlying long-term demand fundamental in all divisions will remain strong as we focus on delivering protective solutions that enhance consumer safety and execute on the Company’s mission statement of “Always Advancing to Protect What’s Important.”  For fiscal 2022, we project cash flow from operations between $1.8 to $1.7 billion, which includes the benefit from the lag in recovery of fiscal 2021 inflation, and free cash flow between $1 billion to $900 million.  Projected fiscal 2022 free cash flow assumes $800 million of capital spending.  For the definition of free cash flow and further information related to free cash flow as a non-GAAP financial measure, see “Liquidity and Capital Resources.”

Recent Dispositions

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

Discussion of Results of Operations for Fiscal 2021 Compared to Fiscal 2020

The Company's U.S. based results for fiscal 2021 and fiscal 2020 are based on a fifty-three and fifty-two week period, respectively.  Business integration expenses consist of restructuring and impairment charges, acquisition and divestiture related costs, and other business optimization costs.  Tables present dollars in millions. A discussion and analysis regarding our results of operations for fiscal year 2020 compared to fiscal year 2019 can be found on Form 8-K, Exhibit 99.1 filed with the SEC on September 2, 2021.

Consolidated Overview	Fiscal Year
	2021	2020	$ Change	% Change
Net sales	$13,850	$11,709	$2,141	18%
Cost of goods sold	11,352	9,301	2,051	22%
Other operating expenses	1,206	1,229	(23)	(2)%
Operating income	$1,292	$1,179	$113	10%

Net sales:  The net sales growth is primarily attributed to increased selling prices of $1,429 million due to the pass through of inflation, organic volume growth of 4%, a $331 million favorable impact from foreign currency changes, and a $131 million increase from extra shipping days in fiscal 2021.  These increases were partially offset by fiscal 2020 divestiture sales of $190 million.  The organic volume growth was primarily due to organic growth investments, continued recovery of certain markets that had previously been facing COVID-19 headwinds, and higher demand in our advantaged health and hygiene products as the result of COVID-19.

Cost of goods sold:  The cost of goods sold increase is primarily attributed to organic volume growth, product mix, inflation, an increase from foreign currency changes, and extra shipping days in fiscal 2021.  These increases were partially offset by fiscal 2020 divestiture cost of goods sold of $157 million.

Operating Income:  The operating income increase is primarily attributed to a $100 million increase from the organic volume growth, a $55 million favorable impact from foreign currency changes, a $37 million decrease in business integration, and a $22 million benefit from extra shipping days in fiscal 2021.  These improvements are partially offset by a $75 million impact from inflation and product mix, a $19 million increase in depreciation and amortization, and fiscal 2020 divestiture operating income of $18 million.

Consumer Packaging International	Fiscal Year
	2021	2020	$ Change	% Change
Net sales	$4,242	$3,789	$453	12%
Cost of goods sold	3,416	3,000	416	14%
Other operating expenses	509	516	(7)	(1)%
Operating income	$317	$273	$44	16%

Net sales:  The net sales growth in the Consumer Packaging International segment is primarily attributed to increased selling prices of $130 million due to the pass through of inflation, organic volume growth of 3%, and a $227 million favorable impact from foreign currency changes, partially offset by fiscal 2020 divestiture sales of $22 million.  The organic volume growth was primarily due to organic growth investments and recovery of certain markets that had previously been facing COVID-19 headwinds.

Cost of goods sold:  The cost of goods sold increase is attributed to inflation, organic volume growth, an increase from foreign currency changes, and an increase in depreciation, partially offset by a decrease in business integration activities and fiscal 2020 divestiture cost of goods sold.

Operating Income: The operating income increase is primarily attributed to a $23 million increase from the organic volume growth, a $40 million favorable impact from foreign currency, and an $18 million decrease in business integration activities, partially offset by a $33 million unfavorable impact from price cost spread.

Consumer Packaging North America	Fiscal Year
	2021	2020	$ Change	% Change
Net sales	$3,141	$2,560	$581	23%
Cost of goods sold	2,632	2,051	581	28%
Other operating expenses	233	234	(1)	—
Operating income	$276	$275	$1	0%

Net sales:  The net sales growth in the Consumer Packaging North America segment is primarily attributed to organic volume growth of 4%, increased selling prices of $439 million due to the pass through of inflation, and a $40 million increase from extra shipping days in fiscal 2021.  The organic volume growth was primarily due to organic growth investments and advantaged foodservice products as the result of COVID-19.

Cost of goods sold:  The cost of goods sold increase is attributed to inflation, organic volume growth, and an increase from extra shipping days in fiscal 2021.

Operating Income:  The operating income being flat is primarily attributed to a $27 million increase from the organic volume growth, an $11 million decrease in business integration activities, and a decrease in depreciation and amortization, partially offset by a $43 million unfavorable impact from price cost spread.

Engineered Materials	Fiscal Year
	2021	2020	$ Change	% Change
Net sales	$3,309	$2,766	$543	20%
Cost of goods sold	2,794	2,209	585	26%
Other operating expenses	214	221	(7)	(3)%
Operating income	$301	$336	$(35)	(10)%

Net sales:  The net sales growth in the Engineered Materials segment is primarily attributed to increased selling prices of $475 million due to the pass through of inflation, organic volume growth of 4%, a $63 million favorable impact from foreign currency changes, and a $44 million increase from extra shipping days in fiscal 2021, partially offset by fiscal 2020 divestiture sales of $134 million.  The organic volume growth was primarily due to organic growth investments and recovery of certain markets that had previously been facing COVID-19 headwinds.

Cost of goods sold:  The cost of goods sold increase is attributed to inflation, organic volume growth, an increase from foreign currency changes, and an increase from extra shipping days in fiscal 2021.  These increases were partially offset by Fiscal 2020 divestiture cost of goods sold of $110 million.

Operating Income: The operating income decrease is primarily attributed to a $49 million unfavorable impact from price cost spread and Fiscal 2020 divestiture operating income of $14 million, partially offset by a $14 million improvement from the organic volume growth and a $6 million benefit from extra shipping days in fiscal 2021.

Health, Hygiene & Specialties	Fiscal Year
	2021	2020	$ Change	% Change
Net sales	$3,158	$2,594	$564	22%
Cost of goods sold	2,510	2,041	469	23%
Other operating expenses	250	258	(8)	(3)%
Operating income	$398	$295	$103	35%

Net sales:  The net sales growth in the Health, Hygiene & Specialties segment is primarily attributed to organic volume growth of 5%, increased selling prices of $385 million due to the pass through of inflation, a $42 million increase from extra shipping days in fiscal 2021, and a $41 million favorable impact from foreign currency changes, partially offset by fiscal 2020 divestiture sales of $34 million.  The organic volume growth was primarily due to organic growth investments and higher demand in our advantaged health and hygiene products as the result of COVID-19.

Cost of goods sold:  The cost of goods sold increase is attributed to inflation, organic volume growth, an increase from extra shipping days in fiscal 2021, and an increase from foreign currency changes.

Operating Income:  The operating income increase is primarily attributed to a $36 million increase from the organic volume growth, a $48 million favorable impact from price cost spread, an $8 million benefit from extra shipping days in fiscal 2021, and a favorable impact from foreign currency changes.

Other expense, net	Fiscal Year
	2021	2020	$ Change	% Change
Other expense, net	$51	$31	$20	65%

The Other expense increase is primarily attributed to foreign currency changes related to the remeasurement of non-operating intercompany balances.

Interest expense, net	Fiscal Year
	2021	2020	$ Change	% Change
Interest expense, net	$336	$435	$(99)	(23)%

The interest expense decrease is primarily the result of repayments on long-term borrowings and recent refinancing activities (see Note 3).

Income tax expense	Fiscal Year
	2021	2020	$ Change	% Change
Income tax expense	$172	$154	$18	12%

The income tax expense increase is primarily attributed to higher pre-tax book income.  Our effective tax rate for fiscal 2021 was 19% and was positively impacted by 3% from permanent foreign currency differences and 2% from change in foreign valuation allowance. These favorable items were partially offset by other discrete items. Refer to Note 6. Income Taxes for further information.

Comprehensive Income	Fiscal Year
	2021	2020	$ Change	% Change
Comprehensive Income	$988	$394	$594	151%

The increase in comprehensive income is primarily attributed to a $174 million increase in net income, a $123 million favorable change in currency translation, a $188 million favorable change in the fair value of interest rate hedges and a $109 million favorable change from unrealized gains on the Company’s pension plans.  Currency translation gains are primarily related to non-U.S. subsidiaries with a functional currency other than the U.S. dollar whereby assets and liabilities are translated from the respective functional currency into U.S. dollars using period-end exchange rates.  The change in currency translation was primarily attributed to locations utilizing the euro, British pound sterling, Brazilian real and Chinese renminbi as their functional currency.  As part of the overall risk management, the Company uses derivative instruments to reduce exposure to changes in interest rates attributed to the Company’s floating-rate borrowings and records changes to the fair value of these instruments in Accumulated other comprehensive income (loss).  The change in fair value of these instruments in fiscal 2021 versus fiscal 2020 is primarily attributed to a change in the forward interest curve between measurement dates.

Liquidity and Capital Resources

Senior Secured Credit Facility

We manage our global cash requirements considering (i) available funds among the many subsidiaries through which we conduct our business, (ii) the geographic location of our liquidity needs, and (iii) the cost to access international cash balances.  We have an $850 million asset-based revolving line of credit that matures in May 2024.  At the end of fiscal 2021, the Company had no outstanding balance on the revolving credit facility.  The Company was in compliance with all covenants at the end of fiscal 2021.  Refer to Note 3. Long-Term Debt for further information.

Cash Flows from Operating Activities

Net cash provided by operating activities increased $50 million from fiscal 2020 primarily attributed to improved net income prior to non-cash activities, partially offset by working capital inflation.

Cash Flows from Investing Activities

Net cash used in investing activities increased $195 million from fiscal 2020 primarily attributed to increased capital expenditures and proceeds from the settlement of cross-currency derivatives in fiscal 2020, partially offset for the divestiture of business in fiscal 2021.

Cash Flows from Financing Activities

Net cash used in financing activities decreased $479 million from fiscal 2020 primarily attributed to lower net repayments on long-term borrowings.

Share Repurchases

The Company did not have any share repurchases in fiscal 2021 or 2020.

Free Cash Flow

We define "free cash flow" as cash flow from operating activities less net additions to property, plant and equipment.  Based on our definition, our consolidated free cash flow is summarized as follows:

	Fiscal years ended
	October 2, 2021	September 26, 2020
Cash flow from operating activities	$1,580	$1,530
Additions to property, plant and equipment, net	(676)	(583)
Free cash flow	$904	$947

We use free cash flow as a supplemental measure of liquidity as it assists us in assessing our ability to fund growth through generation of cash.  Free cash flow may be calculated differently by other companies, including other companies in our industry or peer group, limiting its usefulness.  Free cash flow is not a generally accepted accounting principles (“GAAP’) financial measure and should not be considered as an alternative to any other measure determined in accordance with GAAP.

Liquidity Outlook

At the end of fiscal 2021, our cash balance was $1,091 million, which was primarily located outside the U.S.  We believe our existing and future U.S. based cash and cash flow from U.S. operations, together with available borrowings under our senior secured credit facilities, will be adequate to meet our short-term and long-term liquidity needs with the exception of funds needed to cover all long-term debt obligations which we intend to refinance prior to maturity.  The Company has the ability to repatriate the cash located outside the U.S. to the extent not needed to meet operational and capital needs without significant restrictions.  Our unremitted foreign earnings were $1.1 billion at the end of fiscal 2021.  The computation of the deferred tax liability associated with unremitted earnings is not practicable.

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

Year Ended
October 2, 2021
Net sales	$7,070
Gross profit	1,503
Earnings from continuing operations	318
Net income	$318

Includes $15 million of income associated with intercompany activity with non-guarantor subsidiaries.

	October 2, 2021	September 26, 2020
Assets
Current assets	$2,293	$1,417
Noncurrent assets	5,979	6,153

Liabilities
Current liabilities	$1,533	$841
Intercompany payable	629	572
Noncurrent liabilities	11,083	11,936

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

We review annually the discount rate used to calculate the present value of pension plan liabilities. The discount rate used at each measurement date is set based on a high-quality corporate bond yield curve, derived based on bond universe information sourced from reputable third-party indices, data providers, and rating agencies. In countries where there is no deep market in corporate bonds, we have used a government bond approach to set the discount rate.  Additionally, the expected long term rate of return on plan assets is derived for each benefit plan by considering the expected future long-term return assumption for each individual asset class. A single long-term return assumption is then derived for each plan based upon the plan’s target asset allocation.  Refer to Note 7. Retirement Plans for further information.

Deferred Taxes and Effective Tax Rates.  We estimate the effective tax rate (“ETR”) and associated liabilities or assets for each of our legal entities in accordance with authoritative guidance.  We utilize tax planning to minimize or defer tax liabilities to future periods.  In recording ETRs and related liabilities and assets, we rely upon estimates, which are based upon our interpretation of U.S. and local tax laws as they apply to our legal entities and our overall tax structure.  Audits by local tax jurisdictions, including the U.S. Government, could yield different interpretations from our own and cause the Company to owe more taxes than originally recorded.  As part of the ETR, if we determine that a deferred tax asset arising from temporary differences is not likely to be utilized, we will establish a valuation allowance against that asset to record it at its expected realizable value.  In multiple foreign jurisdictions, the Company believes that it will not generate sufficient future taxable income to realize the related tax benefits.  The Company has provided a full valuation allowance against its foreign net operating losses included within the deferred tax assets in multiple foreign jurisdictions.  The Company has not provided a valuation allowance on its federal net operating losses in the U.S. because it has determined that future reversals of its temporary taxable differences will occur in the same periods and are of the same nature as the temporary differences giving rise to the deferred tax assets.  Refer to Note 6. Income Taxes for further information.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to market risk from changes in interest rates primarily through our senior secured credit facilities. As of October 2, 2021, our senior secured credit facilities are comprised of (i) $3.4 billion term loans and (ii) an $850 million revolving credit facility with no borrowings outstanding. Borrowings under our senior secured credit facilities bear interest at a rate equal to an applicable margin plus LIBOR. The applicable margin for LIBOR rate borrowings under the revolving credit facility ranges from 1.25% to 1.50%, and the margin for the term loans is 1.75% per annum. As of October 2, 2021, the LIBOR rate of approximately 0.08% was applicable to the term loans. A 0.25% change in LIBOR would increase our annual interest expense by $3 million on variable rate term loans.

We seek to minimize interest rate volatility risk through regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. These financial instruments are not used for trading or other speculative purposes. As of October 2, 2021, the Company effectively had (i) a $450 million interest rate swap transaction that swaps a one-month variable LIBOR contract for a fixed annual rate of 1.398%, with an expiration in June 2026, (ii) a $400 million interest rate swap transaction that swaps a one-month variable LIBOR contract for a fixed annual rate of 1.916% with an expiration in June 2026, (iii) an $884 million interest rate swap transaction that swaps a one month variable LIBOR contract for a fixed annual rate of 1.857%, with an expiration in June 2024, and (iv) a $473 million interest rate swap transaction that swaps a one month variable LIBOR contract for a fixed annual rate of 2.050%, with an expiration in June 2024.

Foreign Currency Risk

As a global company, we face foreign currency risk exposure from fluctuating currency exchange rates, primarily the U.S. dollar against the euro, British pound sterling, Brazilian real, Chinese renminbi, Canadian dollar and Mexican peso. Significant fluctuations in currency rates can have a substantial impact, either positive or negative, on our revenue, cost of sales, and operating expenses.  Currency translation gains and losses are primarily related to non-U.S. subsidiaries with a functional currency other than U.S. dollars whereby assets and liabilities are translated from the respective functional currency into U.S. dollars using period-end exchange rates and impact our Comprehensive income. A 10% decline in foreign currency exchange rates would have had a $44 million unfavorable impact on fiscal 2021 Net income.

The Company is party to certain cross-currency swaps to hedge a portion of our foreign currency risk. The swap agreements mature May 2022 (€250 million) and June 2024 (€1,625 million) and July 2027 (£700 million). In addition to the cross-currency swaps, we hedge a portion of our foreign currency risk by designating foreign currency denominated long-term debt as net investment hedges of certain foreign operations. As of October 2, 2021, we had outstanding long-term debt of €785 million that was designated as a hedge of our net investment in certain euro-denominated foreign subsidiaries.

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

In connection with the preparation of this Form 10-K, management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of October 2, 2021.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of October 2, 2021.

Management’s Report on Internal Controls over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework).  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s internal controls over financial reporting were effective as of October 2, 2021.

The effectiveness of our internal control over financial reporting as of October 2, 2021, has been audited by the Company’s independent registered public accounting firm, as stated in their report, which is included herein.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended October 2, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  OTHER INFORMATION

None.

Item 9C.  DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except as set forth below, the information required by this Item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with the 2022 Annual Meeting of Stockholders.

We have a Global Code of Business Ethics that applies to all directors and employees, including our Chief Executive Officer and senior financial officers.  We also have adopted a Supplemental Code of Ethics, which is in addition to the standards set by our Global Code of Business Ethics, in order to establish a higher level of expectation for the most senior leaders of the Company.  Our Global Code of Business Ethics and Supplemental Code of Ethics can be obtained, free of charge, by contacting our corporate headquarters or can be obtained from the Corporate Governance section of the Investors page on the Company’s internet site.  In the event that we make changes in, or provide waivers from, the provision of the Code of Business Ethics that the SEC requires us to disclose, we will disclose these events in the corporate governance section of our website within four business days following the date of such amendment or waiver.

Item 11.  EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with the 2022 Annual Meeting of Stockholders.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item, is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with the 2022 Annual Meeting of Stockholders.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with the 2022 Annual Meeting of Stockholders.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with the 2022 Annual Meeting of Stockholders.

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

Item 16.  FORM 10-K SUMMARY

None.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Berry Global Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Berry Global Group, Inc. (the Company) as of October 2, 2021 and September 26, 2020, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended October 2, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at October 2, 2021 and September 26, 2020, and the results of its operations and its cash flows for each of the three years in the period ended October 2, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of October 2, 2021, based on criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated November 18, 2021 expressed an unqualified opinion thereon.

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

United Kingdom Defined Benefit Pension Obligation

Description of the Matter
At October 2, 2021 the aggregate United Kingdom (UK) defined benefit pension obligation was $888 million and exceeded the fair value of pension plan assets of $828 million, resulting in an underfunded defined benefit pension obligation of $60 million. As disclosed in Notes 1 and 8 to the consolidated financial statements, the Company recognizes the overfunded or underfunded status of its pension plans in the consolidated balance sheet. The obligations for these plans are actuarially determined and affected by assumptions, including discount rates and mortality rates.

Auditing the UK defined benefit pension obligation is complex and required the involvement of our actuarial specialists due to the highly judgmental nature of actuarial assumptions (e.g., discount rates and mortality rates) used in the measurement process. These assumptions have a significant effect on the projected benefit obligation.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls that address the measurement and valuation of the UK defined benefit pension obligation. This included management’s review of the UK defined benefit pension obligation calculations and the significant actuarial assumptions used by management.

To test the UK defined benefit pension obligation, we performed audit procedures that included, among others, evaluating the methodology used and the significant actuarial assumptions described above and testing the completeness and accuracy of the underlying data, including the participant data used by management. We involved our actuarial specialists to assist with our audit procedures. We compared the actuarial assumptions used by management to historical trends and evaluated the change in the defined benefit pension obligation from prior year due to the change in service cost, interest cost, actuarial gains and losses, benefit payments, contributions and other activities. In addition, we evaluated management’s methodology for determining the discount rate that reflects the maturity and duration of the benefit payments and is used to measure the defined benefit pension obligation. As part of this assessment, we compared management’s selected discount rate to an independently developed range of reasonable discount rates. To evaluate the mortality rate assumption, we assessed whether the information is consistent with publicly available information, and whether any market data adjusted for entity-specific factors were applied.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1991.

Indianapolis, Indiana
November 18, 2021

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Berry Global Group, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Berry Global Group, Inc.’s internal control over financial reporting as of October 2, 2021, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Berry Global Group, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of October 2, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of October 2, 2021 and September 26, 2020, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended October 2, 2021, and the related notes and our report dated November 18, 2021 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Indianapolis, Indiana
November 18, 2021

Berry Global Group, Inc.
Consolidated Statements of Income
(in millions of dollars)

	Fiscal years ended
	October 2, 2021	September 26, 2020	September 28, 2019
Net sales	$13,850	$11,709	$8,878
Costs and expenses:
Cost of goods sold	11,352	9,301	7,259
Selling, general and administrative	867	850	583
Amortization of intangibles	288	300	194
Restructuring and transaction activities	51	79	(132)
Operating income	1,292	1,179	974

Other expense	51	31	155
Interest expense	336	435	329
Income before income taxes	905	713	490
Income tax expense	172	154	86
Net income	$733	$559	$404
Net income per share (refer to Note 11):
Basic	$5.45	$4.22	$3.08
Diluted	$5.30	$4.14	$3.00

Berry Global Group, Inc.
Consolidated Statements of Comprehensive Income
(in millions of dollars)

	Fiscal years ended
	October 2, 2021	September 26, 2020	September 28, 2019
Net income	$733	$559	$404
Currency translation	124	1	(104)
Pension and postretirement benefits	49	(60)	(43)
Derivative instruments	82	(106)	(83)
Other comprehensive income (loss)	255	(165)	(230)
Comprehensive income	$988	$394	$174

See notes to consolidated financial statements.

Berry Global Group, Inc.
Consolidated Balance Sheets
(in millions of dollars)

	October 2, 2021	September 26, 2020
Assets
Current assets:
Cash and cash equivalents	$1,091	$750
Accounts receivable	1,879	1,469
Inventories	1,907	1,268
Prepaid expenses and other current assets	217	330
Total current assets	5,094	3,817
Property, plant and equipment	4,677	4,561
Goodwill and intangible assets	7,434	7,670
Right-of-use assets	562	562
Other assets	115	91
Total assets	$17,882	$16,701

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,041	$1,115
Accrued employee costs	336	324
Other current liabilities	788	669
Current portion of long-term debt	21	75
Total current liabilities	3,186	2,183
Long-term debt	9,439	10,162
Deferred income taxes	568	601
Employee benefit obligations	276	368
Operating lease liabilities	466	464
Other long-term liabilities	767	831
Total liabilities	14,702	14,609

Stockholders’ equity:
Common stock (135.5 and 133.6 shares issued, respectively)	1	1
Additional paid-in capital	1,134	1,034
Retained earnings	2,341	1,608
Accumulated other comprehensive loss	(296)	(551)
Total stockholders’ equity	3,180	2,092
Total liabilities and stockholders’ equity	$17,882	$16,701

See notes to consolidated financial statements.

Berry Global Group, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(in millions of dollars)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at September 29, 2018	$1	$870	$(156)	$719	$1,434
Net income	—	—	—	404	404
Other comprehensive loss	—	—	(230)	—	(230)
Share-based compensation	—	27	—	—	27
Proceeds from issuance of common stock	—	55	—	—	55
Common stock repurchased and retired	—	(3)	—	(69)	(72)
Balance at September 28, 2019	$1	$949	$(386)	$1,054	$1,618
Net income	—	—	—	559	559
Other comprehensive loss	—	—	(165)	—	(165)
Share-based compensation	—	33	—	—	33
Proceeds from issuance of common stock	—	30	—	—	30
Acquisition(a)	—	22	—	—	22
Adoption of ASC 842	—	—	—	(5)	(5)
Balance at September 26, 2020	$1	$1,034	$(551)	$1,608	$2,092
Net income	—	—	—	733	733
Other comprehensive income	—	—	255	—	255
Share-based compensation	—	40	—	—	40
Proceeds from issuance of common stock	—	60	—	—	60
Balance at October 2, 2021	$1	$1,134	$(296)	$2,341	$3,180

(a)	Represents noncontrolling interest

See notes to consolidated financial statements.

Berry Global Group, Inc.
Consolidated Statements of Cash Flows
(in millions of dollars)

	Fiscal years ended
	October 2, 2021	September 26, 2020	September 28, 2019

Cash Flows from Operating Activities:
Net income	$733	$559	$404

Adjustments to reconcile net cash from operating activities:
Depreciation	566	545	419
Amortization of intangibles	288	300	194
Non-cash interest expense	32	27	1
Share-based compensation expense	40	33	27
Deferred income tax	(73)	(96)	(52)
Settlement of derivatives	—	11	19
Transaction activities	—	—	(38)
Other non-cash operating activities, net	49	42	(1)
Changes in operating assets and liabilities:
Accounts receivable	(331)	49	150
Inventories	(639)	48	99
Prepaid expenses and other assets	(30)	(12)	14
Accounts payable and other liabilities	945	24	(35)
Net cash from operating activities	1,580	1,530	1,201

Cash Flows from Investing Activities:
Additions to property, plant and equipment, net	(676)	(583)	(399)
Divestiture of businesses	165	—	326
Acquisition of business and purchase price derivatives	—	(14)	(6,178)
Settlement of net investment hedges	—	281	—
Net cash from investing activities	(511)	(316)	(6,251)

Cash Flows from Financing Activities:
Proceeds from long-term borrowings	2,716	1,202	6,784
Repayment of long-term borrowings	(3,496)	(2,436)	(1,214)
Proceeds from issuance of common stock	60	30	55
Repurchase of common stock	—	—	(74)
Payment of tax receivable agreement	—	—	(38)
Debt financing costs	(21)	(16)	(87)
Net cash from financing activities	(741)	(1,220)	5,426
Effect of currency translation on cash	13	6	(7)
Net change in cash and cash equivalents	341	—	369
Cash and cash equivalents at beginning of period	750	750	381
Cash and cash equivalents at end of period	$1,091	$750	$750

See notes to consolidated financial statements.

Berry Global Group, Inc.
Notes to Consolidated Financial Statements
(in millions of dollars, except as otherwise noted)

1.  Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

Berry Global Group, Inc.'s (“Berry,” “we,” or the “Company”) consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) pursuant to the rules and regulations of the Securities and Exchange Commissions.  Periods presented in these financial statements include fiscal periods ending October 2, 2021 (“fiscal 2021”), September 26, 2020 (“fiscal 2020”), and September 28, 2019 (“fiscal 2019”).  The Company's U.S. based results for fiscal 2021 are based on a fifty-three week period.  Fiscal 2020 and fiscal 2019 were fifty-two week periods.  In October 2020, the Company reorganized portions of its four operating segments in order to better align our various businesses for future growth.  The Company has recast all prior period amounts to conform to this new reporting structure.  The Company has evaluated subsequent events through the date the financial statements were issued.

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

Revenue Recognition and Accounts Receivable

Our revenues are primarily derived from the sale of non-woven, flexible and rigid products to customers.  Revenue is recognized when performance obligations are satisfied, in an amount reflecting the consideration to which the Company expects to be entitled.  We consider the promise to transfer products to be our sole performance obligation.  If the consideration agreed to in a contract includes a variable amount, we estimate the amount of consideration we expect to be entitled to in exchange for transferring the promised goods to the customer using the most likely amount method.  Our main sources of variable consideration are customer rebates.  There are no material instances where variable consideration is constrained and not recorded at the initial time of sale.  Generally, our revenue is recognized at a point in time for standard promised goods at the time of shipment, when title and risk of loss pass to the customer.  The accrual for customer rebates was $104 million and $104 million at October 2, 2021 and September 26, 2020, respectively, and is included in Other current liabilities on the Consolidated Balance Sheets.  The Company disaggregates revenue based on reportable business segment, geography, and significant product line.  Refer to Note 10. Segment and Geographic Data for further information.

Accounts receivable are presented net of allowance for credit losses of $21 million and $25 million at October 2, 2021 and September 26, 2020, respectively. The Company records its current expected credit losses based on a variety of factors including historical loss experience and current customer financial condition. The changes to our current expected credit losses, write-off activity, and  recoveries were not material for any of the periods presented.

The Company has entered into various factoring agreements, including customer-based supply chain financing programs, to sell certain receivables to third-party financial institutions.  Agreements which result in true sales of the transferred receivables, which occur when receivables are transferred without recourse to the Company, are reflected as a reduction of trade receivables, net on the consolidated balance sheets and the proceeds are included in the cash flows from operating activities in the consolidated statements of cash flows.  The fees associated with transfer of receivables for all programs were not material for any of the periods presented.

Research and Development

Research and development costs are expensed when incurred.  The Company incurred research and development expenditures of $90 million, $79 million, and $50 million in fiscal 2021, 2020, and 2019, respectively.

Share-Based Compensation

The Company utilizes the Black-Scholes option valuation model for estimating the fair value of stock options and amortizes the estimated fair value on a straight-line basis over the requisite service period.  The share-based compensation plan is more fully described in Note 9. Stockholders’ Equity.

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

Inventories

Inventories are stated at the lower of cost or net realizable value and are valued using the first-in, first-out method.  Management periodically reviews inventory balances, using recent and future expected sales to identify slow-moving and/or obsolete items. The cost of spare parts is charged to cost of goods sold when purchased.  We evaluate our reserve for inventory obsolescence on a quarterly basis and review inventory on-hand to determine future salability.  We base our determinations on the age of the inventory and the experience of our personnel.  We reserve inventory that we deem to be not salable in the quarter in which we make the determination.  We believe, based on past history and our policies and procedures, that our net inventory is salable.  Inventory as of fiscal 2021 and 2020 was:

Inventories:	2021	2020
Finished goods	$960	$708
Raw materials	947	560
	$1,907	$1,268

Property, Plant and Equipment

Property, plant and equipment are stated at cost.  Depreciation is computed primarily by the straight-line method over the estimated useful lives of the assets ranging from 15 to 40 years for buildings and improvements, 2 to 20 years for machinery, equipment, and tooling, and over the term of the agreement for capital leases.  Leasehold improvements are depreciated over the shorter of the useful life of the improvement or the lease term.  Repairs and maintenance costs are charged to expense as incurred.  Property, plant and equipment as of fiscal 2021 and 2020 was:

Property, plant and equipment:	2021	2020
Land, buildings and improvements	$1,699	$1,669
Equipment and construction in progress	6,800	6,213
	8,499	7,882
Less accumulated depreciation	(3,822)	(3,321)
	$4,677	$4,561

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

Goodwill

The changes in the carrying amount of goodwill by reportable segment are as follows:

	Consumer Packaging International	Consumer Packaging North America	Engineered Materials	Health, Hygiene & Specialties	Total
Balance as of fiscal 2019	$1,664	$1,691	$733	$963	$5,051
Foreign currency translation adjustment	32	—	—	(16)	16
Final RPC purchase price valuation	303	(151)	7	—	159
Held for sale	—	—	(40)	(13)	(53)
Balance as of fiscal 2020	$1,999	$1,540	$700	$934	$5,173
Foreign currency translation adjustment	36	1	(1)	2	38
Dispositions	(19)	—	—	—	(19)
Balance as of fiscal 2021	$2,016	$1,541	$699	$936	$5,192

In fiscal year 2021, the Company completed a qualitative analysis to evaluate impairment of goodwill and concluded that it was more likely than not that the fair value for each reporting unit exceeded the carrying amount.  We reached this conclusion based on the strong valuations within the packaging industry and operating results of our reporting units, in addition to leveraging the quantitative test performed in fiscal 2020.  As a result of our annual impairment evaluations the Company concluded that no impairment existed in fiscal 2021.

Deferred Financing Fees

Deferred financing fees are amortized to interest expense using the effective interest method over the lives of the respective debt agreements.  Pursuant to ASC 835-30, the Company presents $77 million and $85 million as of fiscal 2021 and fiscal 2020, respectively, of debt issuance and deferred financing costs on the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge.

Intangible Assets

The changes in the carrying amount of intangible assets are as follows:

	Customer Relationships	Trademarks	Other Intangibles	Accumulated Amortization	Total
Balance as of fiscal 2019	$3,407	$397	$161	$(1,185)	$2,780
Foreign currency translation adjustment	53	7	3	(2)	61
Amortization expense	—	—	—	(300)	(300)
Final RPC purchase price valuation	(137)	118	(25)	—	(44)
Netting of fully amortized intangibles	—	—	(10)	10	—
Balance as of fiscal 2020	$3,323	$522	$129	$(1,477)	$2,497

Foreign currency translation adjustment	32	4	(1)	(2)	33
Amortization expense	—	—	—	(288)	(288)
Netting of fully amortized intangibles	(26)	(1)	(6)	33	—
Balance as of fiscal 2021	$3,329	$525	$122	$(1,734)	$2,242

Customer relationships are being amortized using an accelerated amortization method which corresponds with the customer attrition rates used in the initial valuation of the intangibles over the estimated life of the relationships which range from 5 to 17 years. Definite lived trademarks are being amortized using the straight-line method over the estimated life of the assets which are not more than 15 years.  Other intangibles, which include technology and licenses, are being amortized using the straight-line method over the estimated life of the assets which range from 5 to 14 years.  The Company has trademarks that total $248 million that are indefinite lived and we test annually for impairment on the first day of the fourth quarter.  We completed the annual impairment test of our indefinite lived trade names utilizing the qualitative method in 2021 and the relief from royalty method in fiscal 2020 and 2019 and noted no impairment.

Future amortization expense for definite lived intangibles as of fiscal 2021 for the next five fiscal years is $262 million, $248 million, $236 million, $222 million, and $208 million each year for fiscal years ending 2022, 2023, 2024, 2025, and 2026, respectively.

Insurable Liabilities

The Company records liabilities for the self-insured portion of workers’ compensation, health, product, general and auto liabilities.  The determination of these liabilities and related expenses is dependent on claims experience.  For most of these liabilities, claims incurred but not yet reported are estimated based upon historical claims experience.

Leases

The Company leases certain manufacturing facilities, warehouses, office space, manufacturing equipment, office equipment, and automobiles.  We recognize right-of-use assets and lease liabilities for leases with original lease terms greater than one year based on the present value of lease payments over the lease term using our incremental borrowing rate on a collateralized basis.  Short-term leases, with original lease terms of less than one year, are not recognized on the balance sheet. We are party to certain leases, namely for manufacturing facilities, which offer renewal options to extend the original lease term. Renewal options are included in the right-of-use asset and lease liability based on our assessment of the probability that the options will be exercised. Refer to Note 5. Commitments, Leases and Contingencies.

At October 2, 2021, annual lease commitments were as follows:

Fiscal Year	Operating Leases	Finance Leases
2022	$116	$15
2023	100	12
2024	85	11
2025	76	6
2026	67	6
Thereafter	253	8
Total lease payments	697	58
Less: Interest	(118)	(6)
Present value of lease liabilities	$579	$52

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

The accumulated balances related to each component of other comprehensive income (loss), net of tax before reclassifications were as follows:

	Currency Translation	Defined Benefit Pension and Retiree Health Benefit Plans	Derivative Instruments	Accumulated Other Comprehensive Loss
Balance as of fiscal 2018	$(175)	$(13)	$32	$(156)
Other comprehensive income (loss)	(104)	9	(107)	(202)
Net amount reclassified from accumulated other comprehensive income (loss)	—	(52)	24	(28)
Balance as of fiscal 2019	$(279)	$(56)	$(51)	$(386)
Other comprehensive income (loss)	1	3	(137)	(133)
Net amount reclassified from accumulated other comprehensive income (loss)	—	(63)	31	(32)
Balance as of fiscal 2020	$(278)	$(116)	$(157)	$(551)
Other comprehensive income (loss)	124	(5)	70	189
Net amount reclassified from accumulated other comprehensive income (loss)	—	54	12	66
Balance as of fiscal 2021	$(154)	$(67)	$(75)	$(296)

Pension

The accounting for our pension plans requires us to recognize the overfunded or underfunded status of the pension plans on our balance sheet.  The selection of assumptions is based on historical trends and known economic and market conditions at the time of valuation, as well as independent studies of trends performed by our actuaries.  Pension benefit costs include assumptions for the discount rate, mortality rate, retirement age, and expected return on plan assets.  Retiree medical plan costs include assumptions for the discount rate, retirement age, and health-care-cost trend rates.  Periodically, the Company evaluates the discount rate and the expected return on plan assets in its defined benefit pension and retiree health benefit plans.  In evaluating these assumptions, the Company considers many factors, including an evaluation of the discount rates, expected return on plan assets and the health-care-cost trend rates of other companies; historical assumptions compared with actual results; an analysis of current market conditions and asset allocations; and the views of advisers.

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

Recently Issued Accounting Pronouncements

Credit Losses

Effective September 27, 2020, the Company adopted ASU 2016-13, Financial Instruments - Credit Losses (Topic 326).  The new standard requires entities to measure all expected credit losses for most financial assets held at the reporting date based on an expected loss model, which includes historical experience, current conditions, and reasonable and supportable forecasts. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

Defined Benefit Plans

In August 2018, the FASB issued ASU 2018-14, Changes to the Disclosure Requirements for Defined Benefit Plans.  The new standard removes requirements to disclose the amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost over the next fiscal year and the effects of a one-percentage-point changes in assumed health care cost trend rates.  The standard also adds requirements to disclose the reasons for significant gains and losses related to changes in the benefit obligations for the period and the accumulated benefit obligation (ABO) for plans with ABOs in excess of plan assets.  The Company will adopt this standard effective for fiscal 2022.  We do not expect a material change to our disclosures.

Income Taxes

In December 2019, the FASB issued ASU 2019-12, Income Taxes - Simplifying the Accounting for Income Taxes (Topic 740). The new guidance eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. It also clarifies and simplifies other aspects of the accounting for income taxes. The Company will adopt this standard effective for fiscal 2022.  We do not expect a material change to our financial statements or disclosures.

Reference Rate Reform

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform - Facilitation of the Effects of Reference Rate Reform on Financial Reporting (Topic 848). This standard provides temporary optional expedients and exceptions to the GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates, such as SOFR. ASU 2020-04 is effective upon issuance and generally can be applied through the end of calendar year 2022. The Company is evaluating whether it plans to adopt the optional expedients and exceptions provided under this new standard.

2.  Dispositions

During fiscal 2021, the Company completed the sale of its U.S. Flexible Packaging Converting business which was primarily operated in the Engineered Materials segment for net proceeds of $140 million and was classified as held for sale in the prior year with assets of $162 million in other current assets and liabilities of $25 million in other current liabilities.  Additionally, the Company sold its non-core Czech Republic Reaction Injection Molding business which was operated in the Consumer Packaging International segment for net proceeds of $22 million.  A net pretax loss on the divestitures of $22 million was recorded in fiscal 2021 within Restructuring and transaction activities on the Consolidated Statements of Income.  The U.S. Flexible Packaging Converting business and the Czech Republic Reaction Injection Molding business recorded net sales during fiscal 2020 of $203 million and $41 million, respectively.

3.  Long-Term Debt

Long-term debt consists of the following:

Facility	Maturity Date	2021	2020
Term loan	July 2026	$3,440	$4,208
Revolving line of credit	May 2024	—	—
0.95% First Priority Senior Secured Notes	February 2024	800	—
1.00% First Priority Senior Secured Notes(a)	July 2025	810	814
1.57% First Priority Senior Secured Notes	January 2026	1,525	—
4.875% First Priority Senior Secured Notes	July 2026	1,250	1,250
1.65% First Priority Senior Secured Notes	January 2027	400	—
1.50% First Priority Senior Secured Notes(a)	July 2027	434	436
4.50% Second Priority Senior Secured Notes	February 2026	300	500
5.625% Second Priority Senior Secured Notes	July 2027	500	500
Debt discounts and deferred fees		(77)	(85)
Finance leases and other	Various	78	121
Retired debt	Various	—	2,493
Total long-term debt		9,460	10,237
Current portion of long-term debt		(21)	(75)
Long-term debt, less current portion		$9,439	$10,162
(a)	Euro denominated

Fiscal 2021 Activity

In fiscal 2021, the Company issued $800 million aggregate principal amount of 0.95% first priority senior secured notes due 2024, $1,525 million aggregate principal amount of 1.57% first priority senior secured notes due 2026, and $400 million aggregate principal amount of 1.65% first priority senior secured notes due 2027.  The proceeds were used to prepay various more expensive secured notes and a portion of the outstanding Term loan.  Debt extinguishment costs of $27 million, primarily comprised of deferred debt discount and financing fees, were recorded in Other expense, net on the Consolidated Statements of Income upon the extinguishment of a portion of the Term loans and prepayments on the notes.

Berry Global, Inc. Senior Secured Credit Facility

Our wholly owned subsidiary Berry Global, Inc.’s senior secured credit facilities consist of $3.4 billion of term loans and an $850 million asset-based revolving line of credit.  The availability under the revolving line of credit is the lesser of $850 million or based on a defined borrowing base which is calculated based on available accounts receivable and inventory.

The term loan facility is payable upon maturity.  The Company may voluntarily repay outstanding loans under the senior secured credit facilities at any time without premium or penalty, other than customary “breakage” costs with respect to eurodollar loans.  All obligations under the senior secured credit facilities are unconditionally guaranteed by the Company and, subject to certain exceptions, each of the Company’s existing and future direct and indirect domestic subsidiaries.  The guarantees of those obligations are secured by substantially all of the Company’s assets as well as those of each domestic subsidiary guarantor.

Despite not having financial maintenance covenants, our debt agreements contain certain negative covenants.  We are in compliance with all covenants as of October 2, 2021.  The failure to comply with these negative covenants could restrict our ability to incur additional indebtedness, effect acquisitions, enter into certain significant business combinations, make distributions or redeem indebtedness.

Future maturities of long-term debt as of fiscal year end 2021 are as follows:

Fiscal Year	Maturities
2022	$21
2023	14
2024	812
2025	817
2026	6,525
Thereafter	1,348
$9,537

Interest paid was $318 million, $430 million, and $330 million in fiscal 2021, 2020, and 2019, respectively.

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

Cross-Currency Swaps

The Company is party to certain cross-currency swaps to hedge a portion of our foreign currency risk.  The swap agreements mature May 2022 (€250 million), June 2024 (€1,625 million) and July 2027 (£700 million). In addition to the cross-currency swaps, we hedge a portion of our foreign currency risk by designating foreign currency denominated long-term debt as net investment hedges of certain foreign operations.  As of October 2, 2021, we had outstanding long-term debt of €785 million that was designated as a hedge of our net investment in certain euro-denominated foreign subsidiaries.  When valuing cross-currency swaps, the Company utilizes Level 2 inputs (substantially observable).

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

As of October 2, 2021, the Company effectively had (i) a $450 million interest rate swap transaction that swaps a one-month variable LIBOR contract for a fixed annual rate of 1.398%, with an expiration date in June 2026, (ii) a $400 million interest rate swap transaction that swaps a one-month variable LIBOR contract for a fixed annual rate of 1.916% with an expiration date in June 2026, (iii) an $884 million interest rate swap transaction that swaps a one-month variable LIBOR contract for a fixed annual rate of 1.857%, with an expiration in June 2024, and (iv) a $473 million interest rate swap transaction that swaps a one-month variable LIBOR contract for a fixed annual rate of 2.050%, with an expiration in June 2024.

The Company records the fair value positions of all derivative financial instruments on a net basis by counterparty for which a master netting arrangement is utilized. Balances on a gross basis are as follows:

Derivative Instruments	Hedge Designation	Balance Sheet Location	2021	2020
Cross-currency swaps	Designated	Other long-term liabilities	$323	$270
Interest rate swaps	Designated	Other long-term liabilities	82	226
Interest rate swaps	Not designated	Other long-term liabilities	49	—

The effect of the Company’s derivative instruments on the Consolidated Statements of Income is as follows:

Derivative instruments	Statements of Income Location	2021	2020	2019
Cross-currency swaps (a)	Interest expense	$(8)	$(25)	$(19)
Cross-currency swaps (b)	Other expense	—	—	41
Foreign exchange forward contracts	Other expense	—	—	99
Interest rate swaps	Interest expense	69	32	2

(a)	Designated
(b)	Not designated

The amortization related to unrealized losses in Accumulated other comprehensive loss is expected to be $9 million in the next 12 months.  The Company’s financial instruments consist primarily of cash and cash equivalents, long-term debt, interest rate swap agreements, cross-currency swap agreements and capital lease obligations.  The fair value of our long-term indebtedness exceeded book value by $133 million as of fiscal 2021, and $26 million as of fiscal 2020.  The Company’s long-term debt fair values were determined using Level 2 inputs as other significant observable inputs were not available.

Non-recurring Fair Value Measurements

The Company has certain assets that are measured at fair value on a non-recurring basis when impairment indicators are present or when the Company completes an acquisition.  The Company adjusts certain long-lived assets to fair value only when the carrying values exceed the fair values. The categorization of the framework used to value the assets is considered Level 3, due to the subjective nature of the unobservable inputs used to determine the fair value.  These assets that are subject to our annual impairment analysis primarily include our definite lived and indefinite lived intangible assets, including goodwill and our property, plant and equipment.  The Company reviews goodwill and other indefinite lived assets for impairment as of the first day of the fourth fiscal quarter each year, and more frequently if impairment indicators exist.  The Company determined goodwill and other indefinite lived assets were not impaired in our annual fiscal 2021, 2020, and 2019 assessments.

Included in the following tables are the major categories of assets and their current carrying values that were measured at fair value on a non-recurring basis in the current year, along with the impairment loss recognized on the fair value measurement for the fiscal years then ended:

	2021
	Level 1	Level 2	Level 3	Total	Impairment
Indefinite lived trademarks	$—	$—	$248	$248	$—
Goodwill	—	—	5,192	5,192	—
Definite lived intangible assets	—	—	1,994	1,994	—
Property, plant and equipment	—	—	4,677	4,677	1
Total	$—	$—	$12,111	$12,111	$1

	2020
	Level 1	Level 2	Level 3	Total	Impairment
Indefinite lived trademarks	$—	$—	$248	$248	$—
Goodwill	—	—	5,173	5,173	—
Definite lived intangible assets	—	—	2,249	2,249	—
Property, plant and equipment	—	—	4,561	4,561	2
Total	$—	$—	$12,231	$12,231	$2

	2019
	Level 1	Level 2	Level 3	Total	Impairment
Indefinite lived trademarks	$—	$—	$248	$248	$—
Goodwill	—	—	5,051	5,051	—
Definite lived intangible assets	—	—	2,532	2,532	—
Property, plant and equipment	—	—	4,714	4,714	8
Total	$—	$—	$12,545	$12,545	$8

5.  Commitments, Leases and Contingencies

The Company has various purchase commitments for raw materials, supplies and property and equipment incidental to the ordinary conduct of business.

Collective Bargaining Agreements

At the end of fiscal 2021, we employed approximately 47,000 employees, and approximately 20% of those employees were covered by collective bargaining agreements.  The majority of these agreements are due for renegotiation in fiscal 2022.  Our relations with employees under collective bargaining agreements remain satisfactory and there have been no significant work stoppages or other labor disputes during the past three years.

Leases

Supplemental lease information is as follows:

Leases	Classification	2021	2020
Operating leases:
Operating lease right-of-use assets	Right-of-use asset	$562	$562
Operating lease liabilities	Other current liabilities	113	115
Operating lease liabilities	Operating lease liability	466	464
Finance leases:
Finance lease right-of-use assets	Property, plant, and equipment, net	$57	$78
Current finance lease liabilities	Current portion of long-term debt	14	17
Noncurrent finance lease liabilities	Long-term debt, less current portion	38	59

Lease Type	Cash Flow Classification	Lease Expense Category	2021	2020
Operating leases	Operating cash flows	Lease cost	$127	$120
Finance leases	Operating cash flows	Interest expense	2	3
Finance leases	Financing cash flows		23	38
Finance leases	_	Amortization of right-of-use assets	14	24

	2021	2020
Weighted-average remaining lease term - operating leases	8 years	8 years
Weighted-average remaining lease term - finance leases	4 years	4 years
Weighted-average discount rate - operating leases	4.5%	4.6%
Weighted-average discount rate - finance leases	4.1%	3.8%

Right-of-use assets obtained in exchange for new operating lease liabilities were $60 million for fiscal 2021.

Litigation

The Company is party to various legal proceedings involving routine claims which are incidental to its business.  Although the Company’s legal and financial liability with respect to such proceedings cannot be estimated with certainty, the Company believes that any ultimate liability would not be material to its financial position, results of operations or cash flows.

6.  Income Taxes

The Company is being taxed at the U.S. corporate level as a C-Corporation and has provided U.S. Federal, State and foreign income taxes.  Significant components of income tax expense for the fiscal years ended are as follows:

	2021	2020	2019
Current
U.S.
Federal	$56	$84	$60
State	14	12	11
Non-U.S.	175	154	67
Total current	245	250	138

Deferred:
U.S.
Federal	17	(29)	(47)
State	(6)	(13)	(3)
Non-U.S.	(84)	(54)	(2)
Total deferred	(73)	(96)	(52)
Expense for income taxes	$172	$154	$86

U.S. income from continuing operations before income taxes was $276 million, $206 million, and $229 million for fiscal 2021, 2020, and 2019, respectively.  Non-U.S. income from continuing operations before income taxes was $629 million, $507 million, and $261 million for fiscal 2021, 2020, and 2019, respectively.  The Company paid cash taxes of $200 million, $243 million, and $115 million in fiscal 2021, 2020, and 2019, respectively.

The reconciliation between U.S. Federal income taxes at the statutory rate and the Company’s benefit for income taxes on continuing operations for fiscal years ended are as follows:

	2021	2020	2019
U.S. Federal income tax expense at the statutory rate	$190	$150	$103
Adjustments to reconcile to the income tax provision:
U.S. state income tax expense	11	6	9
Federal and state credits	(10)	(14)	(8)
Share-based compensation	(8)	(4)	(12)
Tax law changes	11	—	—
Withholding taxes	13	15	—
Changes in foreign valuation allowance	(14)	(8)	13
Foreign income taxed in the U.S.	12	9	3
Rate differences between U.S. and foreign	(8)	(6)	7
Sale of subsidiary	16	—	(38)
Permanent foreign currency differences	(30)	—	—
Other	(11)	6	9
Expense for income taxes	$172	$154	$86

Deferred income taxes result from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes.  The components of the net deferred income tax liability as of fiscal years ended are as follows:

	2021	2020
Deferred tax assets:
Allowance for doubtful accounts	$3	$3
Deferred gain on sale-leaseback	4	5
Accrued liabilities and reserves	101	104
Inventories	13	10
Net operating loss carryforward	273	291
Interest expense carryforward	58	28
Derivatives	105	127
Lease liability	144	147
Research and development credit carryforward	13	11
Federal and state tax credits	13	14
Other	42	33
Total deferred tax assets	769	773
Valuation allowance	(126)	(150)
Total deferred tax assets, net of valuation allowance	643	623
Deferred tax liabilities:
Property, plant and equipment	430	429
Intangible assets	563	588
Leased asset	139	142
Other	13	11
Total deferred tax liabilities	1,145	1,170
Net deferred tax liability	$(502)	$(547)

The Company had $66 million of net deferred tax assets recorded in Other assets, and $568 million of net deferred tax liabilities recorded in Deferred income taxes on the Consolidated Balance Sheets.

As of October 2, 2021, the Company has recorded deferred tax assets related to federal, state, and foreign net operating losses, interest expense, and tax credits.  These attributes are spread across multiple jurisdictions and generally have expiration periods beginning in 2021 while a portion remains available indefinitely.  Each attribute has been assessed for realization and a valuation allowance is recorded against the deferred tax assets to bring the net amount recorded to the amount more likely than not to be realized.  The valuation allowance against deferred tax assets was $126 million and $150 million as of the fiscal years ended 2021 and 2020, respectively, related to the foreign and U.S. federal and state operations.

The Company is permanently reinvested except to the extent the foreign earnings are previously taxed or to the extent that we have sufficient basis in our non-U.S. subsidiaries to repatriate earnings on an income tax free basis.

Uncertain Tax Positions

The following table summarizes the activity related to our gross unrecognized tax benefits for fiscal years ended:

	2021	2020
Beginning unrecognized tax benefits	$168	$165
Gross increases – tax positions in prior periods	9	13
Gross decreases - tax positions in prior periods	(6)	(12)
Gross increases – current period tax positions	6	—
Gross increases – from RPC acquisition	—	7
Settlements	(4)	(1)
Lapse of statute of limitations	(14)	(4)
Ending unrecognized tax benefits	$159	$168

As of fiscal year end 2021, the amount of unrecognized tax benefit that, if recognized, would affect our effective tax rate was $136 million and we had $43 million accrued for payment of interest and penalties related to our uncertain tax positions.  Our penalties and interest related to uncertain tax positions are included in income tax expense.

As a result of global operations, we file income tax returns in the U.S. federal, various state and local, and foreign jurisdictions and are routinely subject to examination by taxing authorities throughout the world.  Excluding potential adjustments to net operating losses, the U.S. federal and state income tax returns are no longer subject to income tax assessments for years before 2017.  With few exceptions, the major foreign jurisdictions are no longer subject to income tax assessments for year before 2014.

7.  Retirement Plans

The Company sponsors defined contribution retirement plans covering substantially all employees.  Contributions are based upon a fixed dollar amount for employees who participate and percentages of employee contributions at specified thresholds.  Contribution expense for these plans was $45 million, $40 million, and $26 million for fiscal 2021, 2020, and 2019, respectively.

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

Most of the Company’s German operations provide non-contributory pension plans.  There is no external funding for these plans although they are secured by insolvency insurance required under German law.  In general, the plans provide a fixed retirement benefit not related to salaries and are closed to new entrants.  Germany represents $102 million of Mainland Europe’s total underfunded status.

The net amount of liability recognized is included in Employee Benefit Obligations on the Consolidated Balance Sheets.  The Company uses fiscal year end as a measurement date for the retirement plans.

	2021				2020
Change in Projected Benefit Obligations (PBO)	North America	UK	Mainland Europe	Total	North America	UK	Mainland Europe	Total
Beginning of period	$361	$888	$192	$1,441	$344	$827	$206	$1,377
Service cost	—	1	4	5	—	—	1	1
Interest cost	8	15	1	24	10	15	1	26
Currency	1	48	2	51	—	31	13	44
Actuarial loss (gain)	(12)	(28)	9	(31)	30	41	(7)	64
Benefit settlements	(3)	—	(5)	(8)	(6)	—	(16)	(22)
Benefits paid	(17)	(36)	(7)	(60)	(17)	(26)	(6)	(49)
End of period	$338	$888	$196	$1,422	$361	$888	$192	$1,441

	2021				2020
Change in Fair Value of Plan Assets	North America	UK	Mainland Europe	Total	North America	UK	Mainland Europe	Total
Beginning of period	$268	$769	$54	$1,091	$269	$729	$67	$1,065
Currency	1	41	1	43	—	27	4	31
Return on assets	36	28	3	67	22	21	(2)	41
Contributions	1	26	7	34	—	18	7	25
Benefit settlements	(3)	—	(5)	(8)	(6)	—	(16)	(22)
Benefits paid	(17)	(36)	(7)	(60)	(17)	(26)	(6)	(49)
End of period	$286	$828	$53	$1,167	$268	$769	$54	$1,091

Underfunded status	$(52)	$(60)	$(143)	$(255)	$(93)	$(119)	$(138)	$(350)

At the end of fiscal 2021, the Company had $128 million of net unrealized losses recorded in Accumulated other comprehensive loss on the Consolidated Balance Sheets.  The Company expects $3 million to be realized in fiscal 2022.

The following table presents significant weighted-average assumptions used to determine benefit obligation and benefit cost for the fiscal years ended:

(Percentages)	2021
	North America	UK	Mainland Europe
Weighted-average assumptions:
Discount rate for benefit obligation	2.5	2.2	1.0
Discount rate for net benefit cost	2.2	1.6	0.8
Expected return on plan assets for net benefit costs	6.1	4.1	2.0

(Percentages)	2020
	North America	UK	Mainland Europe
Weighted-average assumptions:
Discount rate for benefit obligation	2.2	1.6	0.8
Discount rate for net benefit cost	2.9	1.8	0.7
Expected return on plan assets for net benefit costs	6.1	3.8	2.2

In evaluating the expected return on plan assets, Berry considered its historical assumptions compared with actual results, an analysis of current market conditions, asset allocations, and the views of advisors.  The return on plan assets is derived from target allocations and historical yield by asset type.  A one quarter of a percentage point reduction of expected return on pension assets, mortality rate or discount rate applied to the pension liability would result in an immaterial change to the Company’s pension expense.

In accordance with the guidance from the FASB for employers’ disclosure about postretirement benefit plan assets the table below discloses fair values of each pension plan asset category and level within the fair value hierarchy in which it falls.  There were no material changes or transfers between level 3 assets and the other levels.

Fiscal 2021 Asset Category	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$55	$—	$—	$55
U.S. large cap comingled equity funds	84	—	—	84
U.S. mid cap equity mutual funds	50	—	—	50
U.S. small cap equity mutual funds	2	—	—	2
International equity mutual funds	14	271	—	285
Real estate equity investment funds	7	86	101	194
Corporate bond mutual funds	6	—	—	6
Corporate bonds	—	157	40	197
International fixed income funds	81	161	—	242
International insurance policies	—	—	52	52
Total	$299	$675	$193	$1,167

Fiscal 2020 Asset Category	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$18	$18	$—	$36
U.S. large cap comingled equity funds	72	27	—	99
U.S. mid cap equity mutual funds	49	16	—	65
U.S. small cap equity mutual funds	3	16	—	19
International equity mutual funds	12	99	—	111
Real estate equity investment funds	3	158	91	252
Corporate bond mutual funds	10	—	27	37
Corporate bonds	—	146	—	146
International fixed income funds	66	209	—	275
International insurance policies	—	—	51	51
Total	$233	$689	$169	$1,091

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid for the fiscal year end:

	North America	UK	Mainland Europe	Total
2022	$19	$35	$7	$61
2023	19	36	7	62
2024	19	36	8	63
2025	20	38	7	65
2026	19	38	7	64
2027-2031	94	209	49	352

Net pension expense included the following components as of fiscal years ended:

	2021	2020	2019
Service cost	$5	$1	$2
Interest cost	24	26	17
Amortization of net actuarial loss	9	5	1
Expected return on plan assets	(51)	(46)	(24)
Net periodic benefit expense (income)	$(13)	$(14)	$(4)

Our defined benefit pension plan asset allocations as of fiscal years ended are as follows:

Asset Category	2021	2020
Equity securities and equity-like instruments	53%	50%
Debt securities and debt-like	38	42
International insurance policies	4	5
Other	5	3
Total	100%	100%

The Company’s retirement plan assets are invested with the objective of providing the plans the ability to fund current and future benefit payment requirements while minimizing annual Company contributions.  The retirement plans held $45 million of the Company’s stock at the end of fiscal 2021.  The Company re-addresses the allocation of its investments on a regular basis.

8.  Restructuring and Transaction Activities

The Company has announced various restructuring plans in the last three fiscal years which included shutting down facilities.  In all instances, the majority of the operations from rationalized facilities was transferred to other facilities within the respective segment. During fiscal 2019, 2020, and 2021, the Company did not shut down any facilities with significant net sales.

The table below sets forth the significant components of the restructuring and transaction activity charges recognized for the fiscal years ended, by segment:

	2021	2020	2019
Consumer Packaging International	$56	$58	$54
Consumer Packaging North America	—	10	12
Engineered Materials	(4)	6	2
Health, Hygiene & Specialties	(1)	5	(200)
Consolidated	$51	$79	$(132)

The table below sets forth the activity with respect to the restructuring charges and the impact on our accrued restructuring reserves:

	Restructuring
	Employee Severance and Benefits	Facility Exit Costs	Non-cash Impairment Charges	Transaction Activities	Total
Balance as of fiscal 2019	$2	$5	$—	$—	$7
Charges	34	9	2	34	79
Non-cash asset impairment	—	—	(2)	—	(2)
Cash	(26)	(7)	—	(34)	(67)
Balance as of fiscal 2020	$10	$7	$—	$—	$17
Charges	11	7	1	32	51
Non-cash asset impairment	—	—	(1)	—	(1)
Cash	(15)	(9)	—	(32)	(56)
Balance as of fiscal 2021	$6	$5	$—	$—	$11

Since 2019, cumulative costs attributed to restructuring programs total $86 million.

9.  Stockholders’ Equity

Share Repurchases

No shares were repurchased during fiscal 2021 and 2020.  During fiscal 2019, the Company repurchased approximately 1.5 million shares for $72 million, at an average price of $47.64.  All share repurchases were immediately retired.  Common stock was reduced by the number of shares retired at $0.01 par value per share.  The Company allocates the excess purchase price over par value between additional paid-in capital and retained earnings.

Equity Incentive Plans

The Company has shareholder-approved stock plans under which options and restricted stock units have been granted to employees at the market value of the Company's stock on the date of grant.  In fiscal 2021, the Company amended the 2015 Berry Global Group, Inc. Long-Term Incentive Plan to authorize the issuance of 20.8 million shares, an increase of 8.3 million shares from the previous authorization.

The Company recognized total share-based compensation expense of $40 million, $33 million, and $27 million for fiscal 2021, 2020, and 2019, respectively.  The intrinsic value of options exercised in fiscal 2021 was $58 million.

Information related to the equity incentive plans as of the fiscal years ended are as follows:

	2021		2020
	Number of Shares (in thousands)	Weighted Average Exercise Price	Number of Shares (in thousands)	Weighted Average Exercise Price
Options outstanding, beginning of period	11,460	$40.84	10,263	$37.82
Options granted	1,946	54.22	2,562	45.60
Options exercised	(1,961)	32.23	(1,223)	24.96
Options forfeited or cancelled	(143)	48.72	(142)	45.05
Options outstanding, end of period	11,302	$44.54	11,460	$40.84

Option price range at end of period	$3.04-54.33		$3.04-54.33
Options exercisable at end of period	5,260		5,599
Weighted average fair value of options granted during period	$16.36		$14.26

Generally, options vest annually in equal installments commencing one year from the date of grant and have a vesting term of either four or five years and an expiration term of 10 years from the date of grant.  The fair value for options granted has been estimated at the date of grant using a Black-Scholes model, generally with the following weighted average assumptions:

	2021	2020	2019
Risk-free interest rate	0.5%	1.7%	2.5%
Dividend yield	0.0%	0.0%	0.0%
Volatility factor	30.4%	27.2%	26.3%
Expected option life	6.0 years	6.5 years	6.5 years

The following table summarizes information about the options outstanding as of fiscal 2021:

Range of Exercise Prices	Number Outstanding (in thousands)	Intrinsic Value of Outstanding (in millions)	Weighted Remaining Contractual Life	Weighted Exercise Price	Number Exercisable (in thousands)	Intrinsic Value of Exercisable (in millions)	Unrecognized Compensation (in millions)	Weighted Recognition Period
$3.04-54.33	11,302	$193	6.6 years	$44.54	5,260	$115	$48	1.8 years

In fiscal 2021, the Company issued restricted stock units, which generally vest in equal installments over four years.  Compensation cost is recorded based upon the fair value of the shares at the grant date.

	2021
	Number of Shares (in thousands)	Weighted Average Grant Price
Awards outstanding, beginning of period	—	$—
Awards granted	203	54.22
Awards vested	(2)	54.22
Awards forfeited or cancelled	(5)	54.22
Awards outstanding, end of period	196	$54.22

The Company had equity incentive shares available for grant of 8.5 million and 2.7 million as of October 2, 2021 and September 26, 2020, respectively.

10.  Segment and Geographic Data

Berry’s operations are organized into four reporting segments: Consumer Packaging International, Consumer Packaging North America, Engineered Materials, and Health, Hygiene & Specialties.  The structure is designed to align us with our customers, provide improved service, and drive future growth in a cost efficient manner.

Selected information by reportable segment is presented in the following tables:

	2021	2020	2019
Net sales
Consumer Packaging International	$4,242	$3,789	$1,337
Consumer Packaging North America	3,141	2,560	2,333
Engineered Materials	3,309	2,766	2,460
Health, Hygiene & Specialties	3,158	2,594	2,748
Total	$13,850	$11,709	$8,878

Operating income
Consumer Packaging International	$317	$273	$62
Consumer Packaging North America	276	275	177
Engineered Materials	301	336	266
Health, Hygiene & Specialties	398	295	469
Total	$1,292	$1,179	$974

Depreciation and amortization
Consumer Packaging International	$341	$315	$106
Consumer Packaging North America	224	230	198
Engineered Materials	112	117	112
Health, Hygiene & Specialties	177	183	197
Total	$854	$845	$613

	2021	2020
Total assets:
Consumer Packaging International	$7,800	$7,713
Consumer Packaging North America	3,861	3,320
Engineered Materials	2,331	2,017
Health, Hygiene & Specialties	3,890	3,651
Total assets	$17,882	$16,701

Selected information by geographical region is presented in the following tables:

	2021	2020	2019
Net sales:
United States and Canada	$7,351	$6,250	$6,293
Europe	4,898	4,223	1,637
Rest of world	1,601	1,236	948
Total net sales	$13,850	$11,709	$8,878

	2021	2020
Long-lived assets:
United States and Canada	$6,682	$6,742
Europe	4,574	4,665
Rest of world	1,532	1,477
Total long-lived assets	$12,788	$12,884

Selected information by product line is presented in the following tables:

(in percentages)	2021	2020	2019
Net sales:
Packaging	81%	80%	85%
Non-packaging	19	20	15
Consumer Packaging International	100%	100%	100%

Rigid Open Top	57%	55%	52%
Rigid Closed Top	43	45	48
Consumer Packaging North America	100%	100%	100%

Core Films	63%	58%	49%
Retail & Industrial	37	42	51
Engineered Materials	100%	100%	100%

Health	18%	18%	14%
Hygiene	47	47	48
Specialties	35	35	38
Health, Hygiene & Specialties	100%	100%	100%

11.  Net Income per Share

Basic net income per share is calculated by dividing the net income attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for common stock equivalents.  Diluted net income per share is computed by dividing the net income attributable to common stockholders by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method and the if-converted method.  For purposes of this calculation, stock options are considered to be common stock equivalents and are only included in the calculation of diluted net income per share when their effect is dilutive.  There were 7 million and 5 million shares excluded from the fiscal 2020 and 2019 diluted net income per share calculation, respectively, as their effect would be anti-dilutive. There were no shares excluded from the fiscal 2021 calculation.

The following tables and discussion provide a reconciliation of the numerator and denominator of the basic and diluted net income per share computations.

(in millions, except per share amounts)	2021	2020	2019
Numerator
Net income attributable to the Company	$733	$559	$404
Denominator
Weighted average common shares outstanding - basic	134.6	132.6	131.3
Dilutive shares	3.7	2.5	3.3
Weighted average common and common equivalent shares outstanding - diluted	138.3	135.1	134.6

Per common share income
Basic	$5.45	$4.22	$3.08
Diluted	$5.30	$4.14	$3.00

Exhibit No	Description of Exhibit
2.1	Rule 2.7 Announcement, dated as of March 8, 2019 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on March 14, 2019).
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

4.2A
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

4.3
Indenture, by and between Berry Global Escrow Corporation and U.S. Bank National Association, as Trustee and Collateral Agent, relating to the 5.625% Second Priority Senior Secured Notes due 2027, dated June 5, 2019 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on June 6, 2019).

4.3A
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

4.4
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

4.5
Indenture among Berry Global, Inc., certain guarantors party thereto, U.S. Bank National Association, as Trustee and Collateral Agent, relating to the 1.57% First Priority Senior Secured Notes due 2026, dated December 22, 2020 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 23, 2020).

4.5A
First Supplemental Indenture, among Berry Global, Inc., certain guarantors party thereto, U.S. Bank National Association, as Trustee and Collateral Agent, relating to the 1.57% First Priority Senior Secured Notes due 2026, dated March 4, 2021 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 4, 2021).

4.6
Indenture among Berry Global, Inc., certain guarantors party thereto, U.S. Bank National Association, as Trustee and Collateral Agent, relating to the 0.95% First Priority Senior Secured Notes due 2024, dated January 15, 2021 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 15, 2021).

4.7
Indenture, among Berry Global, Inc., certain guarantors party thereto, U.S. Bank National Association, as Trustee and Collateral Agent, relating to the 1.65% First Priority Senior Secured Notes due 2027, dated June 14, 2021 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 14, 2021).

4.8	_
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

4.9
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

4.10
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

4.11
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

4.12		Description of Securities (incorporated by reference to Exhibit 4.9 to the Company’s Annual Report on Form 10-K filed on November 11, 2019).
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

10.4
U.S. $1,147,500,000 and $814,375,000 Incremental Assumption Agreement, dated as of February 10, 2017 by and among Berry Plastics Group, Inc., Berry Plastics Corporation and certain of its subsidiaries referenced therein, Credit Suisse AG, Cayman Islands Branch, as administrative agent for the lenders under the term loan credit agreement referenced therein, Citibank, N.A., as initial Term K lender and Citibank, N.A., as incremental term L lender therein. (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K filed on November 21, 2017).

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

10.14	†	2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to Berry Plastics Corporation’s Registration Statement Form S-4 filed on November 2, 2006).
10.15	†	Amendment No. 2 to the Berry Plastics Group, Inc., 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K filed on December 11, 2013).
10.16	†	Amendment No. 3 to Berry Plastics Group, Inc. 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 10, 2015).
10.17	†
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

10.23	†	Employment Agreement of Thomas E. Salmon (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 6, 2017).
10.24	†
Berry Plastics Group, Inc. Executive Bonus Plan, amended and restated December 22, 2015, effective as of September 27, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 28, 2015).

10.25	†	Berry Plastics Group, Inc. 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K filed on December 17, 2012).

10.26	†	Amendment No. 1 to the Berry Plastics Group, Inc., 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K filed on December 11, 2013).
10.27	†
Omnibus amendment to awards granted under the Berry Plastics Group, Inc., 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K filed on December 11, 2013).

10.28	†	Amendment No. 2 to the Berry Plastics Group, Inc. 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 10, 2015).
10.29	†
Form of 2016 Omnibus Amendment to Awards Granted Under the Berry Plastics Group, Inc. 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 22, 2016).

10.30	†	2015 Berry Plastics Group, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 10, 2015).
10.31	†	First Amendment to 2015 Berry Plastics Group, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 6, 2018).
10.32	†
Form of 2016 Omnibus Amendment to Awards Granted Under the Berry Plastics Group, Inc. 2015 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on July 22, 2016).

10.33	†
Fourth Amended and Restated Stockholders Agreement, by and among Berry Plastics Group, Inc., and the stockholders of the Corporation listed on schedule A thereto, dated as of January 15, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on January 30, 2015).

10.34	†
Employment Agreement, dated January 1, 2002, between the Berry Plastics Corporation and Curtis Begle (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on January 31, 2014).

10.35	†
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

10.40	†
Form of Amendment to Employment Agreement by and between Berry Plastics Corporation and each of Curtis L Begle, Mark W. Miles, and Thomas E. Salmon (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 22, 2016).

10.41	†
Senior Executive Employment Contract dated as of September 30, 2015 by and between PGI Specialty Materials Inc. and Jean Marc Galvez, together with the International Assignment Letter dated December 18, 2016 from Berry Global, Inc. (f/k/a Berry Plastics Corporation) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on February 7, 2018).

10.42	†
Employment Agreement, dated December 16, 2010, between Berry Plastics Corporation and Jason Greene, together with amendments dated December 31, 2011 and July 20, 2016 (incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K filed on November 23, 2020).

10.43	†
Amended and Restated Berry Global Group, Inc. 2015 Long-Term Incentive Plan, effective February 24, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 25, 2021).

10.44	†	Form of Employee Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 30, 2020).
10.45	†	Form of Employee Performance-Based Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 30, 2020).
10.46	†	Form of Director Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 30, 2020).

21.1	*	Subsidiaries of the Registrant.
22.1	*	List of Subsidiary Guarantors.
23.1	*	Consent of Independent Registered Public Accounting Firm.
31.1	*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.
31.2	*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.
32.1	*	Section 1350 Certification of the Chief Executive Officer.
32.2	*	Section 1350 Certification of the Chief Financial Officer.
101.INS		Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH		Inline XBRL Taxonomy Extension Schema Document.
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104		Cover Page Interactive Date File (formatted as Inline XBRL and contained in Exhibit 101.)

*	Filed or furnished herewith, as applicable.
†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 18th day of November, 2021.

BERRY GLOBAL GROUP, INC.

By	/s/ Thomas E. Salmon
Thomas E. Salmon
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Thomas E. Salmon	Chief Executive Officer and Chairman of the Board of Directors and Director (Principal Executive Officer)	November 18, 2021
Thomas E. Salmon

/s/ Mark W. Miles	Chief Financial Officer (Principal Financial Officer)	November 18, 2021
Mark W. Miles

/s/ James M. Till	Executive Vice President and Controller (Principal Accounting Officer)	November 18, 2021
James M. Till

/s/ B. Evan Bayh	Director	November 18, 2021
B. Evan Bayh

/s/ Jonathan F. Foster	Director	November 18, 2021
Jonathan F. Foster

/s/ Idalene F. Kesner	Director	November 18, 2021
Idalene F. Kesner

/s/ Jill A. Rahman	Director	November 18, 2021
Jill A. Rahman

/s/ Carl J. Rickertsen	Director	November 18, 2021
Carl J. Rickertsen

/s/ Paula Sneed	Director	November 18, 2021
Paula Sneed

/s/ Robert A. Steele	Director	November 18, 2021
Robert A. Steele

/s/ Stephen E. Sterrett	Director	November 18, 2021
Stephen E. Sterrett

/s/ Scott B. Ullem	Director	November 18, 2021
Scott B. Ullem