Form 10-Q
period 2022-01-01
BERRY GLOBAL GROUP, INC.
filed 2022-02-03
CIK 1378992

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 1, 2022

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

There were 135.3 million shares of common stock outstanding at February 3, 2022.

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

Berry Global Group, Inc.
Form 10-Q Index
For Quarterly Period Ended January 1, 2022

Index

Part I. Financial Information

Item 1.	Financial Statements

Berry Global Group, Inc.
Consolidated Statements of Income
(Unaudited)
(in millions of dollars, except per share amounts)

	Quarterly Period Ended
	January 1, 2022	January 2, 2021
Net sales	$3,573	$3,136
Costs and expenses:
Cost of goods sold	3,038	2,518
Selling, general and administrative	235	241
Amortization of intangibles	68	74
Restructuring and transaction activities	3	(1)
Operating income	229	304
Other expense	—	25
Interest expense	71	97
Income before income taxes	158	182
Income tax expense	37	52
Net income	$121	$130

Net income per share:
Basic	$0.89	$0.97
Diluted	0.87	0.96

Consolidated Statements of Comprehensive Income
(Unaudited)
(in millions of dollars)

	Quarterly Period Ended
	January 1, 2022	January 2, 2021
Net income	$121	$130
Other comprehensive income, net of tax:
Currency translation	(22)	178
Derivative instruments	29	17
Other comprehensive income	7	195
Comprehensive income	$128	$325

See notes to consolidated financial statements.

Index

Berry Global Group, Inc.
Consolidated Balance Sheets
(in millions of dollars)

	January 1, 2022	October 2, 2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$582	$1,091
Accounts receivable	1,828	1,879
Finished goods	1,056	960
Raw materials and supplies	985	947
Prepaid expenses and other current assets	237	217
Total current assets	4,688	5,094
Noncurrent assets:
Property, plant and equipment	4,672	4,677
Goodwill and intangible assets	7,329	7,434
Right-of-use assets	543	562
Other assets	109	115
Total assets	$17,341	$17,882

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,582	$2,041
Accrued employee costs	259	336
Other current liabilities	803	788
Current portion of long-term debt	20	21
Total current liabilities	2,664	3,186
Noncurrent liabilities:
Long-term debt	9,411	9,439
Deferred income taxes	578	568
Employee benefit obligations	264	276
Operating lease liabilities	448	466
Other long-term liabilities	682	767
Total liabilities	14,047	14,702

Stockholders’ equity:
Common stock (135.2 and 135.5 million shares issued, respectively)	1	1
Additional paid-in capital	1,170	1,134
Retained earnings	2,412	2,341
Accumulated other comprehensive loss	(289)	(296)
Total stockholders’ equity	3,294	3,180
Total liabilities and stockholders’ equity	$17,341	$17,882

See notes to consolidated financial statements.

Index

Berry Global Group, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
(in millions of dollars)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at October 2, 2021	$1	$1,134	$(296)	$2,341	$3,180
Net income	—	—	—	121	121
Other comprehensive income	—	—	7	—	7
Share-based compensation	—	21	—	—	21
Proceeds from issuance of common stock	—	16	—	—	16
Common stock repurchased and retired	—	(1)	—	(50)	(51)
Balance at January 1, 2022	$1	$1,170	$(289)	$2,412	$3,294

Balance at September 26, 2020	$1	$1,034	$(551)	$1,608	$2,092
Net income	—	—	—	130	130
Other comprehensive income	—	—	195	—	195
Share-based compensation	—	21	—	—	21
Proceeds from issuance of common stock	—	7	—	—	7
Balance at January 2, 2021	$1	$1,062	$(356)	$1,738	$2,445

See notes to consolidated financial statements.

Index

Berry Global Group, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(in millions of dollars)

	Quarterly Period Ended
	January 1, 2022	January 2, 2021
Cash Flows from Operating Activities:
Net income	$121	$130
Adjustments to reconcile net cash from operating activities:
Depreciation	143	141
Amortization of intangibles	68	74
Non-cash interest expense	3	8
Deferred income tax	(12)	(19)
Share-based compensation expense	21	21
Other non-cash operating activities, net	(8)	5
Changes in working capital	(637)	(49)
Changes in other assets and liabilities	(3)	4
Net cash from operating activities	(304)	315

Cash Flows from Investing Activities:
Additions to property, plant and equipment, net	(162)	(162)
Divestiture of business	—	140
Net cash from investing activities	(162)	(22)

Cash Flows from Financing Activities:
Proceeds from long-term borrowings	—	750
Repayments on long-term borrowings	(5)	(985)
Proceeds from issuance of common stock	16	7
Repurchase of common stock	(51)	—
Debt financing costs	—	(6)
Net cash from financing activities	(40)	(234)
Effect of currency translation on cash	(3)	38
Net change in cash and cash equivalents	(509)	97
Cash and cash equivalents at beginning of period	1,091	750
Cash and cash equivalents at end of period	$582	$847

See notes to consolidated financial statements.

Index

Berry Global Group, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
(tables in millions of dollars, except per share data)

1.  Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of Berry Global Group, Inc. (“the Company,” “we,” or “Berry”) have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In preparing financial statements in conformity with GAAP, we must make estimates and assumptions that affect the reported amounts and disclosures at the date of the financial statements and during the reporting period.  Actual results could differ from those estimates.  The Company’s U.S. based results for fiscal 2022 and fiscal 2021 are based on a fifty-two and fifty-three week period, respectively.  The extra week in fiscal 2021 occurred in the first quarter.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included, and all subsequent events up to the time of the filing have been evaluated.  For further information, refer to the Company’s most recent Form 10-K filed with the Securities and Exchange Commission.

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

3.  Revenue and Accounts Receivable

Our revenues are primarily derived from the sale of non-woven, flexible and rigid products to customers.  Revenue is recognized when performance obligations are satisfied, in an amount reflecting the consideration to which the Company expects to be entitled.  We consider the promise to transfer products to be our sole performance obligation.  If the consideration agreed to in a contract includes a variable amount, we estimate the amount of consideration we expect to be entitled to in exchange for transferring the promised goods to the customer using the most likely amount method.  Our main source of variable consideration is customer rebates.  The accrual for customer rebates was $119 million and $104 million at January 1, 2022 and October 2, 2021, respectively, and is included in Other current liabilities on the Consolidated Balance Sheets.  The Company disaggregates revenue based on reportable business segment, geography, and significant product line.  Refer to Note 9. Segment and Geographic Data for further information.

Accounts receivable are presented net of allowance for credit losses of $20 million and $21 million at January 1, 2022 and October 2, 2021, respectively.  The Company records its current expected credit losses based on a variety of factors including historical loss experience and current customer financial condition.  The changes to our current expected credit losses, write-off activity, and recoveries were not material for any of the periods presented.

The Company has entered into various factoring agreements, including customer-based supply chain financing programs, to sell certain receivables to third-party financial institutions.  Agreements which result in true sales of the transferred receivables, which occur when receivables are transferred without recourse to the Company, are reflected as a reduction of accounts receivable on the consolidated balance sheets and the proceeds are included in the cash flows from operating activities in the consolidated statements of cash flows.  The fees associated with the transfer of receivables for all programs were not material for any of the periods presented.

Index

4.  Restructuring and Transaction Activities

The table below includes the significant components of the restructuring and transaction activities, by reporting segment:

	Quarterly Period Ended
	January 1, 2022	January 2, 2021
Consumer Packaging International	$2	$3
Consumer Packaging North America	1	1
Health, Hygiene & Specialties	(1)	—
Engineered Materials(1)	1	(5)
Consolidated	$3	$(1)
(1)	January 2, 2021 includes $7 million pretax gain on the sale of U.S. Flexible Packaging Converting business

The table below sets forth the activity with respect to the restructuring and transaction activities accrual at January 1, 2022:

	Restructuring
	Employee Severance and Benefits	Facility Exit Costs	Total
Balance at October 2, 2021	$6	$5	$11
Charges	2	1	3
Cash	(2)	(1)	(3)
Balance at January 1, 2022	$6	$5	$11

5.  Leases

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

Supplemental lease information is as follows:

Leases	Classification	January 1, 2022	October 2, 2021
Operating leases:
Operating lease right-of-use assets	Right-of-use asset	$543	$562
Current operating lease liabilities	Other current liabilities	111	113
Noncurrent operating lease liabilities	Operating lease liability	448	466
Finance leases:
Finance lease right-of-use assets	Property, plant, and equipment, net	$53	$57
Current finance lease liabilities	Current portion of long-term debt	14	14
Noncurrent finance lease liabilities	Long-term debt, less current portion	35	38

			Quarterly Period Ended
Lease Type	Cash Flow Classification	Lease Expense Category	January 1, 2022	January 2, 2021
Operating	Operating	Lease cost	$34	$31
Finance	Operating	Interest expense	1	1
Finance	Financing		2	11
Finance	_	Amortization of right-of-use assets	3	4

Right-of-use assets obtained in exchange for new operating lease liabilities were $12 million for the quarterly period ended January 1, 2022.

Index

6.  Long-Term Debt

Long-term debt consists of the following:

Facility	Maturity Date	January 1, 2022	October 2, 2021
Term loan	July 2026	$3,440	3,440
Revolving line of credit	May 2024	—	—
0.95% First Priority Senior Secured Notes	February 2024	800	800
1.00% First Priority Senior Secured Notes (a)	July 2025	792	810
1.57% First Priority Senior Secured Notes	January 2026	1,525	1,525
4.875% First Priority Senior Secured Notes	July 2026	1,250	1,250
1.65% First Priority Senior Secured Notes	January 2027	400	400
1.50% First Priority Senior Secured Notes (a)	July 2027	424	434
4.50% Second Priority Senior Secured Notes	February 2026	300	300
5.625% Second Priority Senior Secured Notes	July 2027	500	500
Debt discounts and deferred fees		(73)	(77)
Finance leases and other	Various	73	78
Total long-term debt		9,431	9,460
Current portion of long-term debt		(20)	(21)
Long-term debt, less current portion		$9,411	9,439
(a)	Euro denominated

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

Cross-Currency Swaps

The Company is party to certain cross-currency swaps to hedge a portion of our foreign currency risk. The swap agreements mature May 2022 (€250 million), June 2024 (€1,625 million) and July 2027 (£700 million). In addition to the cross-currency swaps, we hedge a portion of our foreign currency risk by designating foreign currency denominated long-term debt as net investment hedges of certain foreign operations. As of January 1, 2022, we had outstanding long-term debt of €785 million that was designated as a hedge of our net investment in certain euro-denominated foreign subsidiaries. When valuing cross-currency swaps the Company utilizes Level 2 inputs (substantially observable).

Interest Rate Swaps

The primary purpose of the Company’s interest rate swap activities is to manage interest expense variability associated with our outstanding variable rate term loan debt. When valuing interest rate swaps the Company utilizes Level 2 inputs (substantially observable).

As of January 1, 2022, the Company effectively had (i) a $450 million interest rate swap transaction that swaps a one-month variable LIBOR contract for a fixed annual rate of 1.398%, with an expiration in June 2026, (ii) a $400 million interest rate swap transaction that swaps a one-month variable LIBOR contract for a fixed annual rate of 1.916% with an expiration in June 2026, (iii) an $884 million interest rate swap transaction that swaps a one-month variable LIBOR contract for a fixed annual rate of 1.857%, with an expiration in June 2024, and (iv) a $473 million interest rate swap transaction that swaps a one-month variable LIBOR contract for a fixed annual rate of 2.050%, with an expiration in June 2024.

Index

The Company records the fair value positions of all derivative financial instruments on a net basis by counterparty for which a master netting arrangement is utilized. Balances on a gross basis are as follows:

Derivative Instruments	Hedge Designation	Balance Sheet Location	January 1, 2022	October 2, 2021
Cross-currency swaps	Designated	Other long-term liabilities	286	323
Interest rate swaps	Designated	Other long-term liabilities	47	82
Interest rate swaps	Not designated	Other long-term liabilities	46	49

The effect of the Company’s derivative instruments on the Consolidated Statements of Income is as follows:

		Quarterly Period Ended
Derivative Instruments	Statements of Income Location	January 1, 2022	January 2, 2021
Cross-currency swaps	Interest expense	$(3)	$(3)
Interest rate swaps	Interest expense	13	17

Non-recurring Fair Value Measurements

The Company has certain assets that are measured at fair value on a non-recurring basis when impairment indicators are present or when the Company completes an acquisition.  The Company adjusts certain long-lived assets to fair value only when the carrying values exceed the fair values.  The categorization of the framework used to value the assets is considered Level 3, due to the subjective nature of the unobservable inputs used to determine the fair value.  These assets that are subject to our annual impairment analysis primarily include our definite lived and indefinite lived intangible assets, including Goodwill and our property, plant and equipment.  The Company reviews Goodwill and other indefinite lived assets for impairment as of the first day of the fourth fiscal quarter each year and more frequently if impairment indicators exist.  The Company determined Goodwill and other indefinite lived assets were not impaired in our annual fiscal 2021 assessment.  No impairment indicators were identified in the current quarter.

Included in the following table are the major categories of assets measured at fair value on a non-recurring basis as of January 1, 2022 and October 2, 2021, along with the impairment loss recognized on the fair value measurement during the period:

	As of January 1, 2022
	Level 1	Level 2	Level 3	Total	Impairment
Indefinite-lived trademarks	$—	$—	$248	$248	$—
Goodwill	—	—	5,162	5,162	—
Definite lived intangible assets	—	—	1,919	1,919	—
Property, plant, and equipment	—	—	4,672	4,672	—
Total	$—	$—	$12,001	$12,001	$—

	As of October 2, 2021
	Level 1	Level 2	Level 3	Total	Impairment
Indefinite-lived trademarks	$—	$—	$248	$248	$—
Goodwill	—	—	5,192	5,192	—
Definite lived intangible assets	—	—	1,994	1,994	—
Property, plant, and equipment	—	—	4,677	4,677	1
Total	$—	$—	$12,111	$12,111	$1

The Company’s financial instruments consist primarily of cash and cash equivalents, long-term debt, interest rate and cross-currency swap agreements, and finance lease obligations.  The fair value of our marketable long-term indebtedness exceeded book value by $44 million as of January 1, 2022.  The Company’s long-term debt fair values were determined using Level 2 inputs (substantially observable).

8.  Income Taxes

In comparison to the statutory rate, the higher effective tax rate for the quarter was negatively impacted by state taxes and global intangible low-taxed income provisions.

Index

9.  Segment and Geographic Data

The Company’s operations are organized into four reporting segments: Consumer Packaging International, Consumer Packaging North America, Health, Hygiene & Specialties, and Engineered Materials.  The structure is designed to align us with our customers, provide optimal service, drive future growth, and to facilitate synergies realization.

Selected information by reportable segment is presented in the following tables:

	Quarterly Period Ended
	January 1, 2022	January 2, 2021
Net sales:
Consumer Packaging International	$1,056	$988
Consumer Packaging North America	852	686
Health, Hygiene & Specialties	818	740
Engineered Materials	847	722
Total net sales	$3,573	$3,136
Operating income:
Consumer Packaging International	$69	$76
Consumer Packaging North America	46	59
Health, Hygiene & Specialties	62	96
Engineered Materials	52	73
Total operating income	$229	$304
Depreciation and amortization:
Consumer Packaging International	$82	$84
Consumer Packaging North America	54	56
Health, Hygiene & Specialties	45	45
Engineered Materials	30	30
Total depreciation and amortization	$211	$215

Selected information by geographical region is presented in the following tables:

	Quarterly Period Ended
	January 1, 2022	January 2, 2021
Net sales:
United States & Canada	$1,952	$1,677
Europe	1,217	1,093
Rest of world	404	366
Total net sales	$3,573	$3,136

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

Index

11.  Basic and Diluted Earnings Per Share

Basic net income or earnings per share ("EPS") is calculated by dividing the net income attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for common stock equivalents.  Diluted EPS includes the effects of options and restricted stock units, if dilutive.

The following tables provide a reconciliation of the numerator and denominator of the basic and diluted EPS calculations:

	Quarterly Period Ended
(in millions, except per share amounts)	January 1, 2022	January 2, 2021
Numerator
Consolidated net income	$121	$130
Denominator
Weighted average common shares outstanding - basic	135.4	133.6
Dilutive shares	3.5	2.1
Weighted average common and common equivalent shares outstanding - diluted	138.9	135.7

Per common share earnings
Basic	$0.89	$0.97
Diluted	$0.87	$0.96

For the three months ended January 1, 2022 and January 2, 2021, 0.9 million and 3.2 million shares, respectively, were excluded from the diluted EPS calculation as their effect would be anti-dilutive.

12.  Accumulated Other Comprehensive Loss

The components and activity of Accumulated other comprehensive loss are as follows:

Quarterly Period Ended	Currency Translation	Defined Benefit Pension and Retiree Health Benefit Plans	Derivative Instruments	Accumulated Other Comprehensive Loss
Balance at October 2, 2021	$(154)	$(67)	$(75)	$(296)
Other comprehensive income before reclassifications	(22)	—	26	4
Net amount reclassified from accumulated other comprehensive loss	—	—	3	3
Balance at January 1, 2022	$(176)	$(67)	$(46)	$(289)

	Currency Translation	Defined Benefit Pension and Retiree Health Benefit Plans	Derivative Instruments	Accumulated Other Comprehensive Loss
Balance at September 26, 2020	$(278)	$(116)	$(157)	$(551)
Other comprehensive income before reclassifications	178	—	15	193
Net amount reclassified from accumulated other comprehensive loss	—	—	2	2
Balance at January 2, 2021	$(100)	$(116)	$(140)	$(356)

Index

13.  Share Repurchase Program and Subsequent Event

During the quarter, the Company repurchased and retired 728 thousand shares for $51 million.

In February 2022, the Company announced a new board authorized $1 billion share repurchase program.  Share repurchases will be made through open market purchases, privately negotiated transactions, Rule 10b5-1 plans, or other transactions in accordance with applicable securities laws and in such amounts at such times as the Company deems appropriate based upon prevailing market and business conditions and other factors.  The Company’s 2018 authorized repurchase program which had $342 million remaining available as of January 1, 2022 was terminated upon authorization of the new repurchase program.  The new share repurchase program has no expiration date and may be suspended at any time.

Index

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

Business.  The Company’s operations are organized into four operating segments: Consumer Packaging International, Consumer Packaging North America, Health, Hygiene & Specialties, and Engineered Materials.  The structure is designed to align us with our customers, provide improved service, drive future growth, and to facilitate synergies realization.  The Consumer Packaging International segment primarily consists of containers, closures and dispensing systems, pharmaceutical devices and packaging, bottles and canisters, and technical components.  The Consumer Packaging North America segment primarily consists of containers and pails, foodservice, closures, overcaps, bottles, prescription vials, and tubes.  The Health, Hygiene & Specialties segment primarily consists of nonwoven specialty materials, tapes and adhesives, and films used in hygiene, infection prevention, personal care, industrial, construction, and filtration applications.  The Engineered Materials segment primarily consists of stretch and shrink films, converter films, institutional can liners, food and consumer films, retail bags, and agriculture films.

Raw Material Trends.  Our primary raw material is polymer resin.  In addition, we use other materials such as butyl rubber, adhesives, paper and packaging materials, linerboard, rayon, polyester fiber, and foil, in various manufacturing processes.  While temporary industry-wide shortages of raw materials have occurred, we have historically been able to manage the supply chain disruption by working closely with our suppliers and customers.  Supply shortages can lead to increased raw material price volatility, which we have experienced in recent quarters.  Increases in the price of raw materials are generally able to be passed on to customers through contractual price mechanisms over time and other means. We expect supply chain challenges to continue throughout fiscal 2022 and will continue to work closely with our suppliers and customers in an effort to minimize any impact.

Outlook.  The Company is affected by general economic and industrial growth, raw material availability, cost inflation, supply chain disruptions, and general industrial production.  The COVID-19 pandemic has resulted in both advantaged and disadvantaged products within all segments.  During fiscal 2022, we anticipate a headwind as the advantaged products, particularly in our Health, Hygiene & Specialties segment, related to the COVID-19 pandemic moderate while recovery of disadvantaged products lags with the ultimate impact being affected by both the duration certain products remain advantaged and timing of when disadvantaged products normalize. Our business has both geographic and end market diversity, which reduces the effect of any one of these factors on our overall performance.  Our results are affected by our ability to pass through raw material and other cost changes to our customers, improve manufacturing productivity and adapt to volume changes of our customers.  By providing advantaged products in targeted markets, we continue to believe our underlying long-term demand fundamental in all divisions will remain strong as we focus on delivering protective solutions that enhance consumer safety and execute on the Company’s mission statement of “Always Advancing to Protect What’s Important.”  For fiscal 2022, we project cash flow from operations between $1.8 to $1.7 billion, which assumes the benefit from the lag in recovery of fiscal 2021 inflation, improved supply chains, and free cash flow between $1 billion to $900 million.  Projected fiscal 2022 free cash flow assumes $800 million of capital spending.  For the definition of free cash flow and further information related to free cash flow as a non-GAAP financial measure, see “Liquidity and Capital Resources.”

Index

Results of Operations

Comparison of the Quarterly Period Ended January 1, 2022 (the “Quarter”) and the Quarterly Period Ended January 2, 2021 (the “Prior Quarter”)

The Company’s U.S. based results for the Quarter and Prior Quarter are based on a thirteen and fourteen week period, respectively.   Business integration expenses consist of restructuring and impairment charges, divestiture related costs, and other business optimization costs.  Tables present dollars in millions.

Consolidated Overview
	Quarter	Prior Quarter	$ Change	% Change
Net sales	$3,573	$3,136	$437	14%
Cost of goods sold	3,038	2,518	520	21%
Other operating expenses	306	314	(8)	(3)%
Operating income	$229	$304	$(75)	(25)%

Net Sales:  The net sales growth is primarily attributed to increased selling prices of $706 million due to the pass through of inflation, partially offset by a $112 million decrease from extra shipping days in the Prior Quarter, a 3% volume decline, Prior Quarter divestiture sales of $48 million, and a $17 million unfavorable impact from foreign currency changes.  The volume decline is primarily attributed to supply chain disruptions and the moderation of advantaged products related to the COVID-19 pandemic.

Cost of goods sold:  The cost of goods sold increase is primarily attributed to inflation, partially offset by a $78 million impact from the volume decline, an $85 million impact from extra shipping days in the Prior Quarter, and Prior Quarter divestiture cost of goods sold of $38 million.

Other operating expenses:  The other operating expenses decrease is primarily attributed to lower amortization expense in the Quarter and extra shipping days in the Prior Quarter, partially offset by a gain on the divested business in the Prior Quarter.

Operating Income:  The operating income decrease is primarily attributed to a $41 million unfavorable impact from price cost spread and product mix, a $19 million unfavorable impact from extra shipping days in the Prior Quarter, a $15 million decrease from the volume decline, and an unfavorable impact from Prior Quarter divestiture operating income.

Consumer Packaging International
	Quarter	Prior Quarter	$ Change	% Change
Net sales	$1,056	$988	$68	7%
Operating income	$69	$76	$(7)	(9)%

Net Sales:  The net sales growth in the Consumer Packaging International segment is primarily attributed to increased selling prices of $116 million due to the pass through of inflation, partially offset by a $16 million unfavorable impact from foreign currency changes, a 1% volume decline, and Prior Quarter divestiture sales of $14 million.

Operating Income:  The operating income decrease is primarily attributed to an unfavorable impact from price cost spread.

Consumer Packaging North America
	Quarter	Prior Quarter	$ Change	% Change
Net sales	$852	$686	$166	24%
Operating income	$46	$59	$(13)	(22)%

Net Sales:  The net sales growth in the Consumer Packaging North America segment is primarily attributed to increased selling prices of $216 million due to the pass through of inflation, partially offset by a $34 million decrease from extra shipping days in the Prior Quarter, and a 2% volume decline.  The volume decline is primarily attributed to supply chain disruptions.

Operating Income:  The operating income decrease is primarily attributed to a $7 million unfavorable impact from price cost spread, and a $6 million decrease from extra shipping days in the Prior Quarter.

Index

Health, Hygiene & Specialties
	Quarter	Prior Quarter	$ Change	% Change
Net sales	$818	$740	$78	11%
Operating income	$62	$96	$(34)	(35)%

Net Sales:  The net sales growth in the Health, Hygiene & Specialties segment is primarily attributed to increased selling prices of $143 million due to the pass through of inflation, partially offset by a $36 million decrease from extra shipping days in the Prior Quarter, and a 4% volume decline.  The volume decline is primarily attributed to supply chain disruptions and the moderation of advantaged products related to the COVID-19 pandemic.

Operating Income:  The operating income decrease is primarily attributed to a $22 million unfavorable impact from price cost spread and product mix, a $7 million unfavorable impact from extra shipping days in the Prior Quarter, and an $8 million decrease from the volume decline.

Engineered Materials
	Quarter	Prior Quarter	$ Change	% Change
Net sales	$847	$722	$125	17%
Operating income	$52	$73	$(21)	(29)%

Net Sales:  The net sales growth in the Engineered Materials segment is primarily attributed to increased selling prices of $231 million due to the pass through of inflation, partially offset by a $37 million decrease from extra shipping days in the Prior Quarter, a 4% volume decline, and Prior Quarter divestiture sales of $34 million.  The volume decline is primarily attributed to supply chain disruptions.

Operating Income:  The operating income decrease is primarily attributed to a $13 million unfavorable impact from Prior Quarter divestiture operating income and a $5 million negative impact from extra shipping days in the Prior Quarter.

Other expense
	Quarter	Prior Quarter	$ Change	% Change
Other expense	$—	$25	$(25)	(100)%

The other expense decrease is primarily attributed to foreign currency changes related to the remeasurement of non-operating intercompany balances in the Prior Quarter.

Interest expense
	Quarter	Prior Quarter	$ Change	% Change
Interest expense	$71	$97	$(26)	(27)%

The interest expense decrease is primarily the result of refinancing activities and repayment of borrowings in fiscal 2021.

Changes in Comprehensive Income

The $197 million decrease in Comprehensive income from Prior Quarter is primarily attributed to a $200 million decrease in currency translation and a $9 million decline in Net income, partially offset by a $12 million favorable change in the fair value of derivative instruments, net of tax.  Currency translation changes are primarily related to non-U.S. subsidiaries with a functional currency other than the U.S. Dollar whereby assets and liabilities are translated from the respective functional currency into U.S. Dollars using period-end exchange rates.  The change in currency translation was primarily attributed to locations utilizing the Euro, British pound sterling, Canadian Dollar and Chinese Renminbi as their functional currency.  As part of the overall risk management, the Company uses derivative instruments to reduce exposure to changes in interest rates attributed to the Company’s floating-rate borrowings and records changes to the fair value of these instruments in Accumulated other comprehensive loss.  The change in fair value of these instruments in fiscal 2022 versus fiscal 2021 is primarily attributed to a change in the forward interest curve between measurement dates.

Index

Liquidity and Capital Resources

Senior Secured Credit Facility

We manage our global cash requirements considering (i) available funds among the many subsidiaries through which we conduct business, (ii) the geographic location of our liquidity needs, and (iii) the cost to access international cash balances.  At the end of the Quarter, the Company had no outstanding balance on its $950 million asset-based revolving line of credit that matures in May 2024.  The Company was in compliance with all covenants at the end of the Quarter.

Cash Flows

Net cash from operating activities decreased $619 million from the Prior Quarter primarily attributed to working capital inflation and the timing of payables.

Net cash used in investing activities increased $140 million from the Prior Quarter primarily attributed to the U.S. Flexible Packaging Converting disposition in the Prior Quarter.

Net cash used in financing activities decreased $194 million from the Prior Quarter primarily attributed to decreased net debt repayments, partially offset by share repurchases in the Quarter.

Share Repurchases

During the quarter, the Company repurchased 728 thousand shares for $51 million.  In February 2022, the Company announced a new board authorized $1 billion share repurchase program with the intent to repurchase at least $350 million this year.  (See Note 13.)

Free Cash Flow

Our consolidated free cash flow for the Quarter and Fiscal 2022 Outlook are summarized as follows:

	January 1, 2022	Fiscal 2022 Outlook
Cash flow from operating activities	$(304)	$1,800 - 1,700
Additions to property, plant and equipment, net	(162)	(800)
Free cash flow	$(466)	$1,000 - 900

We use free cash flow as a supplemental measure of liquidity as it assists us in assessing our ability to fund growth through generation of cash.  Free cash flow may be calculated differently by other companies, including other companies in our industry or peer group, limiting its usefulness on a comparative basis.  Free cash flow is not a financial measure presented in accordance with generally accepted accounting principles ("GAAP") and should not be considered as an alternative to any other measure determined in accordance with GAAP.

Liquidity Outlook

At January 1, 2022, our cash balance was $582 million, which was primarily located outside the U.S.  We believe our existing and future U.S. based cash and cash flow from U.S. operations, together with available borrowings under our senior secured credit facilities, will be adequate to meet our short-term and long-term liquidity needs with the exception of funds needed to cover all long-term debt obligations, which we intend to refinance prior to maturity.  The Company has the ability to repatriate the cash located outside the U.S. to the extent not needed to meet operational and capital needs without significant restrictions.

Index

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

Quarterly Period Ended
January 1, 2022
Net sales	$1,890
Gross profit	266
Earnings from continuing operations	63
Net income	$63

Includes $2 million of income associated with intercompany activity with non-guarantor subsidiaries.

	January 1, 2022	October 2, 2021
Assets
Current assets	$2,094	$2,293
Noncurrent assets	5,952	5,979

Liabilities
Current liabilities	$1,258	$1,533
Noncurrent liabilities	10,977	11,083

Includes $632 million and $629 million of intercompany payables due to non-guarantor subsidiaries as of January 1, 2022 and October 2, 2021, respectively.

Index

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are exposed to market risk from changes in interest rates primarily through our senior secured credit facilities. Our senior secured credit facilities are comprised of (i) $3.4 billion term loans and (ii) a $950 million revolving credit facility with no borrowings outstanding. Borrowings under our senior secured credit facilities bear interest at a rate equal to an applicable margin plus LIBOR.  The applicable margin for LIBOR rate borrowings under the revolving credit facility ranges from 1.25% to 1.50%, and the margin for term loans is 1.75% per annum. As of period end, the LIBOR rate of approximately 0.10% was applicable to the term loans. A 0.25% change in LIBOR would increase our annual interest expense by $3 million on variable rate term loans.

We seek to minimize interest rate volatility risk through regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. These financial instruments are not used for trading or other speculative purposes. (See Note 7.)

Foreign Currency Risk

As a global company, we face foreign currency risk exposure from fluctuating currency exchange rates, primarily the U.S. dollar against the euro, British pound sterling, Brazilian real, Chinese renminbi, Canadian dollar and Mexican peso.  Significant fluctuations in currency rates can have a substantial impact, either positive or negative, on our revenue, cost of sales, and operating expenses.  Currency translation gains and losses are primarily related to non-U.S. subsidiaries with a functional currency other than U.S. dollars whereby assets and liabilities are translated from the respective functional currency into U.S. dollars using period-end exchange rates and impact our Comprehensive income.  A 10% decline in foreign currency exchange rates would have had a $6 million unfavorable impact on our Net income for the quarterly period ended January 1, 2022. (See Note 7.)

Index

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

Index

Part II.  Other Information

Item 1.  Legal Proceedings

There have been no material changes in legal proceedings from the items disclosed in our Form 10-K filed with the Securities and Exchange Commission.

Item 1A.  Risk Factors

Before investing in our securities, we recommend that investors carefully consider the risks described in our most recent Form 10-K filed with the Securities and Exchange Commission, including those under the heading “Risk Factors” and other information contained in this Quarterly Report.  Realization of any of these risks could have a material adverse effect on our business, financial condition, cash flows and results of operations.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Repurchases of Equity Securities

The following table summarizes the Company's repurchases of its common stock during the Quarterly Period ended January 1, 2022.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Dollar Value of Shares that May Yet be Purchased Under the Program (in millions)
Fiscal October	—	$—	—	$393
Fiscal November	665,138	70.11	665,138	347
Fiscal December	62,602	70.17	62,602	342
Total	727,740	$70.11	727,740	$342

(a)
All open market purchases during the quarter were made under the fiscal 2018 authorization from our board of directors to purchase up to $500 million of shares of common stock.  This program was terminated with the new authorization from our board of directors in February 2022.  Under the new authorization, the Company may purchase up to $1 billion of shares of common stock. (See Note 13.)

Index

Item 6.  Exhibits

Exhibit No.	Description of Exhibit
22.1*	Subsidiary Guarantors
31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.
32.1**	Section 1350 Certification of the Chief Executive Officer.
32.2**	Section 1350 Certification of the Chief Financial Officer.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Date File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith
**	Furnished herewith

Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Berry Global Group, Inc.

February 3, 2022	By:	/s/ Mark W. Miles
Mark W. Miles
Chief Financial Officer