Form 10-Q
period 2022-04-02
BERRY GLOBAL GROUP, INC.
filed 2022-05-05
CIK 1378992

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2022

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

There were 130.3 million shares of common stock outstanding at May 5, 2022.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

Information included or incorporated by reference in Berry Global Group, Inc.’s filings with the U.S. Securities and Exchange Commission (the “SEC”) and press releases or other public statements contains or may contain forward-looking statements.  This report includes “forward-looking” statements with respect to our financial condition, results of operations and business and our expectations or beliefs concerning future events.  These statements contain words such as “believes,” “expects,” “may,” “will,” “should,” “would,” “could,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” “project,” “outlook,” “anticipates” or “looking forward” or similar expressions that relate to our strategy, plans, intentions, or expectations.  All statements we make relating to our estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates, and financial results or to our expectations regarding future industry trends are forward-looking statements.  In addition, we, through our senior management, from time to time make forward-looking public statements concerning our expected future operations and performance and other developments.  These forward-looking statements are subject to risks and uncertainties that may change at any time, and, therefore, our actual results may differ materially from those that we expected.  All forward-looking statements are made only as of the date hereof, and we undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

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

Berry Global Group, Inc.
Form 10-Q Index
For Quarterly Period Ended April 2, 2022

Index

Part I. Financial Information

Item 1.	Financial Statements
Berry Global Group, Inc.
Consolidated Statements of Income
(Unaudited)
(in millions of dollars, except per share amounts)

	Quarterly Period Ended		Two Quarterly Periods Ended
	April 2, 2022	April 3, 2021	April 2, 2022	April 3, 2021
Net sales	$3,775	$3,370	$7,348	$6,506
Costs and expenses:
Cost of goods sold	3,154	2,706	6,192	5,224
Selling, general and administrative	207	220	442	461
Amortization of intangibles	65	73	133	147
Restructuring and transaction activities	8	38	11	37
Operating income	341	333	570	637
Other expense	6	6	6	31
Interest expense	71	84	142	181
Income before income taxes	264	243	422	425
Income tax expense	59	62	96	114
Net income	$205	$181	$326	$311

Net income per share:
Basic	$1.53	$1.35	$2.42	$2.32
Diluted	1.50	1.32	2.36	2.28

Consolidated Statements of Comprehensive Income
(Unaudited)
(in millions of dollars)

	Quarterly Period Ended		Two Quarterly Periods Ended
	April 2, 2022	April 3, 2021	April 2, 2022	April 3, 2021
Net income	$205	$181	$326	$311
Other comprehensive income, net of tax:
Currency translation	37	(73)	15	105
Derivative instruments	71	54	100	71
Other comprehensive income (loss)	108	(19)	115	176
Comprehensive income	$313	$162	$441	$487

See notes to consolidated financial statements.

Index

Berry Global Group, Inc.
Consolidated Balance Sheets
(in millions of dollars)

	April 2, 2022	October 2, 2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$622	$1,091
Accounts receivable	1,996	1,879
Finished goods	1,032	960
Raw materials and supplies	932	947
Prepaid expenses and other current assets	401	217
Total current assets	4,983	5,094
Noncurrent assets:
Property, plant and equipment	4,650	4,677
Goodwill and intangible assets	7,183	7,434
Right-of-use assets	536	562
Other assets	183	115
Total assets	$17,535	$17,882

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,651	$2,041
Accrued employee costs	250	336
Other current liabilities	824	788
Current portion of long-term debt	19	21
Total current liabilities	2,744	3,186
Noncurrent liabilities:
Long-term debt	9,627	9,439
Deferred income taxes	569	568
Employee benefit obligations	244	276
Operating lease liabilities	443	466
Other long-term liabilities	588	767
Total liabilities	14,215	14,702

Stockholders’ equity:
Common stock (130.4 and 135.5 million shares issued, respectively)	1	1
Additional paid-in capital	1,174	1,134
Retained earnings	2,326	2,341
Accumulated other comprehensive loss	(181)	(296)
Total stockholders’ equity	3,320	3,180
Total liabilities and stockholders’ equity	$17,535	$17,882

See notes to consolidated financial statements.

Index

Berry Global Group, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
(in millions of dollars)

Quarterly Period Ended	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at January 1, 2022	$1	$1,170	$(289)	$2,412	$3,294
Net income	—	—	—	205	205
Other comprehensive income	—	—	108	—	108
Share-based compensation	—	7	—	—	7
Proceeds from issuance of common stock	—	6	—	—	6
Common stock repurchased and retired	—	(9)	—	(291)	(300)
Balance at April 2, 2022	$1	$1,174	$(181)	$2,326	$3,320

Balance at January 2, 2021	$1	$1,062	$(356)	$1,738	$2,445
Net income	—	—	—	181	181
Other comprehensive loss	—	—	(19)	—	(19)
Share-based compensation	—	7	—	—	7
Proceeds from issuance of common stock	—	32	—	—	32
Balance at April 3, 2021	$1	$1,101	$(375)	$1,919	$2,646

Two Quarterly Periods Ended	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at October 2, 2021	$1	$1,134	$(296)	$2,341	$3,180
Net income	—	—	—	326	326
Other comprehensive income	—	—	115	—	115
Share-based compensation	—	28	—	—	28
Proceeds from issuance of common stock	—	22	—	—	22
Common stock repurchased and retired	—	(10)	—	(341)	(351)
Balance at April 2, 2022	$1	$1,174	$(181)	$2,326	$3,320

Balance at September 26, 2020	$1	$1,034	$(551)	$1,608	$2,092
Net income	—	—	—	311	311
Other comprehensive income	—	—	176	—	176
Share-based compensation	—	28	—	—	28
Proceeds from issuance of common stock	—	39	—	—	39
Balance at April 3, 2021	$1	$1,101	$(375)	$1,919	$2,646

See notes to consolidated financial statements.

Index

Berry Global Group, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(in millions of dollars)

	Two Quarterly Periods Ended
	April 2, 2022	April 3, 2021
Cash Flows from Operating Activities:
Net income	$326	$311
Adjustments to reconcile net cash from operating activities:
Depreciation	284	280
Amortization of intangibles	133	147
Non-cash interest expense	8	16
Deferred income tax	(43)	(28)
Share-based compensation expense	28	28
Other non-cash operating activities, net	(14)	51
Changes in working capital	(714)	(156)
Changes in other assets and liabilities	(22)	(11)
Net cash from operating activities	(14)	638

Cash Flows from Investing Activities:
Additions to property, plant and equipment, net	(367)	(364)
Divestiture of business	3	143
Net cash from investing activities	(364)	(221)

Cash Flows from Financing Activities:
Proceeds from long-term borrowings	244	2,316
Repayments on long-term borrowings	(9)	(2,683)
Proceeds from issuance of common stock	22	39
Repurchase of common stock	(351)	—
Debt financing costs	—	(16)
Net cash from financing activities	(94)	(344)
Effect of currency translation on cash	3	20
Net change in cash and cash equivalents	(469)	93
Cash and cash equivalents at beginning of period	1,091	750
Cash and cash equivalents at end of period	$622	$843

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

2.  Recent Accounting Pronouncements

Reference Rate Reform

In 2020, the FASB issued ASU 2020-04, Reference Rate Reform - Facilitation of the Effects of Reference Rate Reform on Financial Reporting (Topic 848).  This standard provides temporary optional expedients and exceptions to the GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates, such as SOFR.  ASU 2020-04 is effective upon issuance and generally can be applied through the end of calendar year 2022.  The Company is currently evaluating the impact and whether it plans to adopt the optional expedients and exceptions provided under this new standard.

3.  Revenue and Accounts Receivable

Our revenues are primarily derived from the sale of non-woven, flexible and rigid products to customers.  Revenue is recognized when performance obligations are satisfied, in an amount reflecting the consideration to which the Company expects to be entitled.  We consider the promise to transfer products to be our sole performance obligation.  If the consideration agreed to in a contract includes a variable amount, we estimate the amount of consideration we expect to be entitled to in exchange for transferring the promised goods to the customer using the most likely amount method.  Our main source of variable consideration is customer rebates.  There are no material instances where variable consideration is constrained and not recorded at the initial time of sale.  Generally, our revenue is recognized at a point in time for standard promised goods at the time of shipment, when title and risk of loss pass to the customer.  The accrual for customer rebates was $101 million and $104 million at April 2, 2022 and October 2, 2021, respectively, and is included in Other current liabilities on the Consolidated Balance Sheets.  The Company disaggregates revenue based on reportable business segment, geography, and significant product line.  Refer to Note 10. Segment and Geographic Data for further information.

Accounts receivable are presented net of allowance for credit losses of $19 million and $21 million at April 2, 2022 and October 2, 2021, respectively.  The Company records its current expected credit losses based on a variety of factors including historical loss experience and current customer financial condition.  The changes to our current expected credit losses, write-off activity, and recoveries were not material for any of the periods presented.

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

Index

4.  Disposition

During fiscal 2022, the Company reached an initial agreement to sell our roto molding business which is operated in the Consumer Packaging International segment for expected proceeds of $114 million, which is preliminary and subject to adjustment at closing.  The Company reported fiscal 2021 net sales of $146 million related to the business.  For the period ended April 2, 2022, the Company classified assets of $156 million and liabilities of $49 million as held for sale.  The assets and liabilities held for sale are recorded in Prepaid expenses and other current assets, and Other current liabilities, respectively, on the Consolidated Balance Sheets.

5.  Restructuring and Transaction Activities

The table below includes the significant components of restructuring and transaction activities, by reporting segment:

	Quarterly Period Ended		Two Quarterly Periods Ended
	April 2, 2022	April 3, 2021	April 2, 2022	April 3, 2021
Consumer Packaging International	$5	$38	$7	$41
Consumer Packaging North America	2	—	3	1
Health, Hygiene & Specialties	—	—	(1)	—
Engineered Materials	1	—	2	(5)
Consolidated	$8	$38	$11	$37

The table below sets forth the activity with respect to the restructuring and transaction activities accrual at April 2, 2022:

	Restructuring
	Employee Severance and Benefits	Facility Exit Costs	Transaction Activities	Total
Balance as of October 2, 2021	$6	$5	$—	$11
Charges	3	6	2	11
Cash	(3)	(7)	(2)	(12)
Balance as of April 2, 2022	$6	$4	$—	$10

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

Supplemental lease information is as follows:

Leases	Classification	April 2, 2022	October 2, 2021
Operating leases:
Operating lease right-of-use assets	Right-of-use assets	$536	$562
Current operating lease liabilities	Other current liabilities	110	113
Noncurrent operating lease liabilities	Operating lease liability	443	466
Finance leases:
Finance lease right-of-use assets	Property, plant, and equipment, net	$47	$57
Current finance lease liability	Current portion of long-term debt	13	14
Noncurrent finance lease liabilities	Long-term debt, less current portion	30	38

Index
			Two Quarterly Periods Ended
Lease Type	Cash Flow Classification	Lease Expense Category	April 2, 2022	April 3, 2021
Operating	Operating	Lease cost	$62	$57
Finance	Operating	Interest expense	1	1
Finance	Financing	-	9	16
Finance	-	Amortization of right-of-use assets	5	7

Right-of-use assets obtained in exchange for new operating lease liabilities were $9 million and $21 million for the quarterly and two quarterly periods ended April 2, 2022, respectively.

7.  Long-Term Debt

Long-term debt consists of the following:

Facility	Maturity Date	April 2, 2022	October 2, 2021
Term loan	July 2026	$3,440	3,440
Revolving line of credit	May 2024	244	—
0.95% First Priority Senior Secured Notes	February 2024	800	800
1.00% First Priority Senior Secured Notes (a)	July 2025	776	810
1.57% First Priority Senior Secured Notes	January 2026	1,525	1,525
4.875% First Priority Senior Secured Notes	July 2026	1,250	1,250
1.65% First Priority Senior Secured Notes	January 2027	400	400
1.50% First Priority Senior Secured Notes (a)	July 2027	416	434
4.50% Second Priority Senior Secured Notes	February 2026	300	300
5.625% Second Priority Senior Secured Notes	July 2027	500	500
Debt discounts and deferred fees		(69)	(77)
Finance leases and other	Various	64	78
Total long-term debt		9,646	9,460
Current portion of long-term debt		(19)	(21)
Long-term debt, less current portion		$9,627	9,439
(a)	Euro denominated

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

Cross-Currency Swaps

The Company is party to certain cross-currency swaps to hedge a portion of our foreign currency risk.  The swap agreements mature May 2022 (€250 million), June 2024 (€1,625 million) and July 2027 (£700 million).  In addition to cross-currency swaps, we hedge a portion of our foreign currency risk by designating foreign currency denominated long-term debt as net investment hedges of certain foreign operations.  As of April 2, 2022, we had outstanding long-term debt of €785 million that was designated as a hedge of our net investment in certain euro-denominated foreign subsidiaries.  When valuing cross-currency swaps the Company utilizes Level 2 inputs (substantially observable).

Index
Interest Rate Swaps

The primary purpose of the Company’s interest rate swap activities is to manage interest expense variability associated with our outstanding variable rate term loan debt.  When valuing interest rate swaps the Company utilizes Level 2 inputs (substantially observable).

As of April 2, 2022, the Company effectively had (i) a $450 million interest rate swap transaction that swaps a one-month variable LIBOR contract for a fixed annual rate of 1.398%, with an expiration in June 2026, (ii) a $400 million interest rate swap transaction that swaps a one-month variable LIBOR contract for a fixed annual rate of 1.916% with an expiration in June 2026, (iii) a $884 million interest rate swap transaction that swaps a one-month variable LIBOR contract for a fixed annual rate of 1.857%, with an expiration in June 2024, and (iv) a $473 million interest rate swap transaction that swaps a one-month variable LIBOR contract for a fixed annual rate of 2.050%, with an expiration in June 2024.

The Company records the fair value positions of all derivative financial instruments on a net basis by counterparty for which a master netting arrangement is utilized. Balances on a gross basis are as follows:

Derivative Instruments	Hedge Designation	Balance Sheet Location	April 2, 2022	October 2, 2021
Cross-currency swaps	Designated	Other long-term liabilities	$222	$323
Interest rate swaps	Designated	Other assets	45	—
Interest rate swaps	Designated	Other long-term liabilities	—	82
Interest rate swaps	Not designated	Other assets	26	—
Interest rate swaps	Not designated	Other long-term liabilities	68	49

The effect of the Company’s derivative instruments on the Consolidated Statements of Income is as follows:

		Quarterly Period Ended		Two Quarterly Periods Ended
Derivative Instruments	Statements of Income Location	April 2, 2022	April 3, 2021	April 2, 2022	April 3, 2021
Cross-currency swaps	Interest expense	$(4)	$(1)	$(7)	$(4)
Interest rate swaps	Interest expense	12	17	24	34

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

Included in the following table are the major categories of assets measured at fair value on a non-recurring basis as of April 2, 2022 and October 2, 2021, along with the impairment loss recognized on the fair value measurement during the period:

	As of April 2, 2022
	Level 1	Level 2	Level 3	Total	Impairment
Indefinite-lived trademarks	$—	$—	$248	$248	$—
Goodwill	—	—	5,091	5,091	—
Definite lived intangible assets	—	—	1,844	1,844	—
Property, plant, and equipment	—	—	4,650	4,650	—
Total	$—	$—	$11,833	$11,833	$—

Index
	As of October 2, 2021
	Level 1	Level 2	Level 3	Total	Impairment
Indefinite-lived trademarks	$—	$—	$248	$248	$—
Goodwill	—	—	5,192	5,192	—
Definite lived intangible assets	—	—	1,994	1,994	—
Property, plant, and equipment	—	—	4,677	4,677	1
Total	$—	$—	$12,111	$12,111	$1

The Company’s financial instruments consist primarily of cash and cash equivalents, long-term debt, interest rate and cross-currency swap agreements, and finance lease obligations.  The book value of our marketable long-term indebtedness exceeded fair value by $212 million as of April 2, 2022.  The Company’s long-term debt fair values were determined using Level 2 inputs (substantially observable).

9.  Income Taxes

In comparison to the statutory rate, the higher effective tax rate for the quarter was negatively impacted by state taxes and global intangible low-taxed income provisions, partially offset by other discrete items.

10.  Segment and Geographic Data

The Company’s operations are organized into four reporting segments: Consumer Packaging International, Consumer Packaging North America, Health, Hygiene & Specialties, and Engineered Materials.  The structure is designed to align us with our customers, provide optimal service, drive future growth, and to facilitate synergies realization.

Selected information by reportable segment is presented in the following tables:

	Quarterly Period Ended		Two Quarterly Periods Ended
	April 2, 2022	April 3, 2021	April 2, 2022	April 3, 2021
Net sales:
Consumer Packaging International	$1,139	$1,060	$2,195	$2,048
Consumer Packaging North America	880	731	1,732	1,417
Health, Hygiene & Specialties	822	781	1,640	1,521
Engineered Materials	934	798	1,781	1,520
Total net sales	$3,775	$3,370	$7,348	$6,506
Operating income:
Consumer Packaging International	$97	$59	$166	$135
Consumer Packaging North America	85	77	131	136
Health, Hygiene & Specialties	69	114	131	210
Engineered Materials	90	83	142	156
Total operating income	$341	$333	$570	$637
Depreciation and amortization:
Consumer Packaging International	$82	$87	$164	$171
Consumer Packaging North America	53	54	107	110
Health, Hygiene & Specialties	44	42	89	87
Engineered Materials	27	29	57	59
Total depreciation and amortization	$206	$212	$417	$427

Index
Selected information by geographical region is presented in the following tables:

	Quarterly Period Ended		Two Quarterly Periods Ended
	April 2, 2022	April 3, 2021	April 2, 2022	April 3, 2021
Net sales:
United States and Canada	$1,996	$1,728	$3,948	$3,405
Europe	1,399	1,257	2,616	2,350
Rest of world	380	385	784	751
Total net sales	$3,775	$3,370	$7,348	$6,506

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

12.  Share Repurchase Program

During the quarterly period ended April 2, 2022, the Company repurchased and retired 5,029 thousand shares for $300 million.  For the two quarterly periods ended April 2, 2022, the Company repurchased and retired 5,756 thousand shares for $351 million.  Authorized share repurchases of $700 million remain available to the Company.

13.  Basic and Diluted Earnings Per Share

Basic net income or earnings per share ("EPS") is calculated by dividing the net income attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for common stock equivalents.   Diluted EPS includes the effects of options and restricted stock units, if dilutive.

The following tables provide a reconciliation of the numerator and denominator of the basic and diluted EPS calculations:

	Quarterly Period Ended		Two Quarterly Periods Ended
(in millions, except per share amounts)	April 2, 2022	April 3, 2021	April 2, 2022	April 3, 2021
Numerator
Consolidated net income	$205	$181	$326	$311
Denominator
Weighted average common shares outstanding - basic	133.8	134.3	134.6	133.9
Dilutive shares	3.1	2.5	3.4	2.7
Weighted average common and common equivalent shares outstanding - diluted	136.9	136.8	138.0	136.6

Per common share earnings
Basic	$1.53	$1.35	$2.42	$2.32
Diluted	$1.50	$1.32	$2.36	$2.28

1.2 million and 1.3 million shares, respectively, were excluded from the diluted EPS calculation for the quarterly and two quarterly periods ended April 2, 2022 as their effect would be anti-dilutive.  For the two quarterly periods ended April 3, 2021, 3.2 million shares were excluded.

Index

14.  Accumulated Other Comprehensive Loss

The components and activity of Accumulated other comprehensive loss are as follows:

Quarterly Period Ended	Currency Translation	Defined Benefit Pension and Retiree Health Benefit Plans	Derivative Instruments	Accumulated Other Comprehensive Loss
Balance at January 1, 2022	$(176)	$(67)	$(46)	$(289)
Other comprehensive income before reclassifications	37	—	69	106
Net amount reclassified	—	—	2	2
Balance at April 2, 2022	$(139)	$(67)	$25	$(181)

	Currency Translation	Defined Benefit Pension and Retiree Health Benefit Plans	Derivative Instruments	Accumulated Other Comprehensive Loss
Balance at January 2, 2021	$(100)	$(116)	$(140)	$(356)
Other comprehensive income (loss) before reclassifications	(73)	—	52	(21)
Net amount reclassified	—	—	2	2
Balance at April 3, 2021	$(173)	$(116)	$(86)	$(375)

Two Quarterly Periods Ended	Currency Translation	Defined Benefit Pension and Retiree Health Benefit Plans	Derivative Instruments	Accumulated Other Comprehensive Loss
Balance at October 2, 2021	$(154)	$(67)	$(75)	$(296)
Other comprehensive income before reclassifications	15	—	95	110
Net amount reclassified	—	—	5	5
Balance at April 2, 2022	$(139)	$(67)	$25	$(181)

	Currency Translation	Defined Benefit Pension and Retiree Health Benefit Plans	Derivative Instruments	Accumulated Other Comprehensive Loss
Balance at September 26, 2020	$(278)	$(116)	$(157)	$(551)
Other comprehensive income before reclassifications	105	—	67	172
Net amount reclassified	—	—	4	4
Balance at April 3, 2021	$(173)	$(116)	$(86)	$(375)

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

Outlook.  The Company is affected by general economic and industrial growth, raw material availability, cost inflation, supply chain disruptions, and general industrial production.  The COVID-19 pandemic has resulted in both advantaged and disadvantaged products within all segments.  During fiscal 2022, we anticipate a headwind as the advantaged products, particularly in our Health, Hygiene & Specialties segment, related to the COVID-19 pandemic moderate while recovery of disadvantaged products lags with the ultimate impact being affected by both the duration certain products remain advantaged and timing of when disadvantaged products normalize.  Our business has both geographic and end market diversity, which reduces the effect of any one of these factors on our overall performance.  Our results are affected by our ability to pass through raw material and other cost changes to our customers, improve manufacturing productivity and adapt to volume changes of our customers.  We believe that by providing advantaged products in targeted markets, our underlying long-term demand fundamental in all divisions will remain strong as we focus on delivering protective solutions that enhance consumer safety and execute on the Company’s mission statement of “Always Advancing to Protect What’s Important.”  For fiscal 2022, we project cash flow from operations between $1.75 billion and $1.65 billion, which assumes the benefit from the lag in recovery of inflation, improved supply chains, and free cash flow between $1 billion and $900 million.  Projected fiscal 2022 free cash flow assumes $750 million of capital spending.  In addition, we repurchased 5,756 thousand shares for $351 million in the first half of the fiscal year and expect to continue repurchases in the second half of the fiscal year if current valuations persist.  For the calculation of free cash flow and further information related to free cash flow as a non-GAAP financial measure, see “Liquidity and Capital Resources.”

Index

Results of Operations

Comparison of the Quarterly Period Ended April 2, 2022 (the “Quarter”) and the Quarterly Period Ended April 3, 2021 (the “Prior Quarter”)

Business integration expenses consist of restructuring and impairment charges, divestiture related costs, and other business optimization costs.  Tables present dollars in millions.

Consolidated Overview
	Quarter	Prior Quarter	$ Change	% Change
Net sales	$3,775	$3,370	$405	12%
Cost of goods sold	3,154	2,706	448	17%
Other operating expenses	280	331	(51)	(15)%
Operating income	$341	$333	$8	2%

Net Sales:  The net sales growth is primarily attributed to increased selling prices of $576 million due to the pass through of inflation.  This increase was partially offset by an organic volume decline of 2%, a $64 million unfavorable impact from foreign currency changes, extra shipping days in the Prior Quarter of $19 million, and Prior Quarter divestiture sales of $14 million.  The volume decline is primarily attributed to supply chain disruptions and the moderation of advantaged products related to the COVID-19 pandemic.

Cost of goods sold:  The cost of goods sold increase is attributed to inflation, partially offset by the volume decline, a decrease from foreign currency changes, extra shipping days in the Prior Quarter, and Prior Quarter divestiture cost of goods sold of $12 million.

Other operating expenses:  The other operating expenses decrease is primarily attributed to a decrease in business integration expense and selling, general, and administrative expense.

Operating Income:  The operating income increase is primarily attributed to a $37 million decrease in business integration expense, and a decrease in selling, general, and administrative expenses, partially offset by a $13 million unfavorable impact from price cost spread and negative product mix, a $12 million unfavorable impact from foreign currency, and a $10 million unfavorable impact from the volume decline.

Consumer Packaging International
	Quarter	Prior Quarter	$ Change	% Change
Net sales	$1,139	$1,060	$79	7%
Operating income	$97	$59	$38	64%

Net Sales:  The net sales growth in the Consumer Packaging International segment is primarily attributed to increased selling prices of $144 million due to the pass through of inflation, partially offset by a $51 million unfavorable impact from foreign currency changes and Prior Quarter divestiture sales of $14 million.

Operating Income:  The operating income increase is primarily attributed to a $39 million decrease in business integration expense and a $4 million decrease in amortization expense, partially offset by a $9 million unfavorable impact from foreign currency.
Consumer Packaging North America
	Quarter	Prior Quarter	$ Change	% Change
Net sales	$880	$731	$149	20%
Operating income	$85	$77	$8	10%

Net Sales:  The net sales growth in the Consumer Packaging North America segment is primarily attributed to increased selling prices of $155 million due to the pass through of inflation.

Operating Income:  The operating income increase is primarily attributed to an $11 million favorable impact from price cost spread.

Index

Health, Hygiene & Specialties
	Quarter	Prior Quarter	$ Change	% Change
Net sales	$822	$781	$41	5%
Operating income	$69	$114	$(45)	(39)%

Net Sales:  The net sales growth in the Health, Hygiene & Specialties segment is primarily attributed to increased selling prices of $82 million due to the pass through of inflation, partially offset by a 3% volume decline, and a $10 million unfavorable impact from foreign currency changes.  The volume decline is primarily attributed to the moderation of advantaged products related to the COVID-19 pandemic.

Operating Income:  The operating income decrease is primarily attributed to a $39 million unfavorable impact from price cost spread and negative product mix.

Engineered Materials
	Quarter	Prior Quarter	$ Change	% Change
Net sales	$934	$798	$136	17%
Operating income	$90	$83	$7	8%

Net Sales:  The net sales growth in the Engineered Materials segment is primarily attributed to increased selling prices of $195 million due to the pass through of inflation, partially offset by a volume decline of 6%.  The volume decline is primarily attributed to supply chain disruptions.

Operating Income:  The operating income increase is primarily attributed to a $13 million favorable impact from price cost spread, partially offset by the unfavorable impact from the volume decline.
Other expense, net
	Quarter	Prior Quarter	$ Change	% Change
Other expense, net	$6	$6	$—	—

The other expense in the Quarter is primarily attributed to a loss on asset disposals.  The Prior Quarter expense is primarily attributed to debt extinguishment costs, partially offset by favorable foreign currency changes related to the remeasurement of non-operating intercompany balances.

Interest expense, net
	Quarter	Prior Quarter	$ Change	% Change
Interest expense, net	$71	$84	$(13)	(15)%

The interest expense decrease is primarily the result of refinancing activities and repayment of borrowings in fiscal 2021.

Changes in Comprehensive Income

The $151 million improvement in comprehensive income from the Prior Quarter is primarily attributed to a $24 million improvement in net income, a $17 million favorable change in the fair value of derivative instruments, net of tax, and a $110 million favorable change in currency translation.  Currency translation gains and losses are primarily related to non-U.S. subsidiaries with a functional currency other than U.S. dollars whereby assets and liabilities are translated from the respective functional currency into U.S. dollars using period-end exchange rates.  The change in currency translation in the YTD was primarily attributed to locations utilizing the euro, British pound sterling, Brazilian real, Canadian dollar, Chinese renminbi and Mexican peso as the functional currency.  As part of the overall risk management, the Company uses derivative instruments to (i) reduce our exposure to changes in interest rates attributed to the Company’s borrowings and (ii) reduce foreign currency exposure to translation of certain foreign operations.  The Company records changes to the fair value of these instruments in Accumulated other comprehensive loss.  The change in fair value of these instruments in fiscal 2022 versus fiscal 2021 is primarily attributed to the change in the forward interest and foreign exchange curves between measurement dates.

Index

Comparison of the Two Quarterly Periods Ended April 2, 2022 (the “YTD”) and the Two Quarterly Periods Ended April 3, 2021 (the “Prior YTD”)

The Company’s U.S. based results for the YTD and Prior YTD are based on a twenty-six and twenty-seven week period, respectively.   Business integration expenses consist of restructuring and impairment charges, divestiture related costs, and other business optimization costs.  Tables present dollars in millions.

Consolidated Overview
	YTD	Prior YTD	$ Change	% Change
Net sales	$7,348	$6,506	$842	13%
Cost of goods sold	6,192	5,224	968	19%
Other operating expenses	586	645	(59)	(9)%
Operating income	$570	$637	$(67)	(11)%

Net Sales:  The net sales growth is primarily attributed to increased selling prices of $1.3 billion due to the pass through of inflation.  This increase was partially offset by an organic volume decline of 3%, extra days in the Prior YTD of $131 million, an $81 million unfavorable impact from foreign currency changes, and Prior YTD divestiture sales of $62 million.  The volume decline is primarily attributed to supply chain disruptions and the moderation of advantaged products related to the COVID-19 pandemic.

Cost of goods sold:  The cost of goods sold increase is attributed to inflation, partially offset by the volume decline, a decrease from foreign currency changes, extra days in the Prior YTD, and Prior YTD divestiture cost of goods sold of $50 million.

Other operating expenses:  The other operating expenses decrease is primarily attributed to a decrease in business integration expense, selling, general, and administrative expense, and amortization expense.

Operating Income:  The operating income decrease is primarily attributed to a $54 million unfavorable impact from price cost spread, a $25 million unfavorable impact from the volume decline, a $22 million decrease from extra shipping days in the Prior YTD, a $15 million unfavorable impact from foreign currency, and a negative impact from Prior YTD divestiture operating income, partially offset by a $46 million decrease in business integration expense, and a decrease in selling, general, and administrative expenses.
Consumer Packaging International
	YTD	Prior YTD	$ Change	% Change
Net sales	$2,195	$2,048	$147	7%
Operating income	$166	$135	$31	23%

Net Sales:  The net sales growth in the Consumer Packaging International segment is primarily attributed to increased selling prices of $260 million due to the pass through of inflation, partially offset by a $67 million unfavorable impact from foreign currency changes and Prior YTD divestiture sales of $28 million.

Operating Income:  The operating income increase is primarily attributed to a $47 million decrease in business integration expense and a decrease in depreciation and amortization expense, partially offset by an $11 million unfavorable impact from foreign currency and a $9 million unfavorable impact from price cost spread.

Consumer Packaging North America
	YTD	Prior YTD	$ Change	% Change
Net sales	$1,732	$1,417	$315	22%
Operating income	$131	$136	$(5)	(4)%

Net Sales:  The net sales growth in the Consumer Packaging North America segment is primarily attributed to increased selling prices of $371 million due to the pass through of inflation, partially offset by a $40 million decrease from extra shipping days in the Prior YTD.

Operating Income:  The operating income decrease is primarily attributed to a $7 million decrease from extra shipping days in the Prior YTD.

Index

Health, Hygiene & Specialties
	YTD	Prior YTD	$ Change	% Change
Net sales	$1,640	$1,521	$119	8%
Operating income	$131	$210	$(79)	(38)%

Net Sales:  The net sales growth in the Health, Hygiene & Specialties segment is primarily attributed to increased selling prices of $225 million due to the pass through of inflation, partially offset by a 4% volume decline, and a $42 million decrease from extra shipping days in the Prior YTD.  The volume decline is primarily attributed to supply chain disruptions and the moderation of advantaged products related to the COVID-19 pandemic.

Operating Income:  The operating income decrease is primarily attributed to a $61 million unfavorable impact from price cost spread, an $11 million unfavorable impact from the volume decline, and an $8 million decrease from extra shipping days in the Prior YTD.
Engineered Materials
	YTD	Prior YTD	$ Change	% Change
Net sales	$1,781	$1,520	$261	17%
Operating income	$142	$156	$(14)	(9)%

Net Sales:  The net sales growth in the Engineered Materials segment is primarily attributed to increased selling prices of $426 million due to the pass through of inflation, partially offset by a volume decline of 5%, a $44 million decrease from extra shipping days in the Prior YTD, and Prior YTD divestiture sales of $34 million.  The volume decline is primarily attributed to supply chain disruptions.

Operating Income:  The operating income decrease is primarily attributed to a $13 million impact from Prior YTD divestiture operating income, a $9 million unfavorable impact from the volume decline, and a decrease from extra shipping days in the Prior YTD, partially offset by a $13 million favorable impact from price cost spread.

Other expense
	YTD	Prior YTD	$ Change	% Change
Other expense	$6	$31	$(25)	(81)%

The other expense decrease is primarily attributed to foreign currency changes related to the remeasurement of non-operating intercompany balances in the Prior YTD.

Interest expense
	YTD	Prior YTD	$ Change	% Change
Interest expense	$142	$181	$(39)	(22)%

The interest expense decrease is primarily the result of refinancing activities and repayments of borrowings in fiscal 2021.

Changes in Comprehensive Income

The $46 million decline in comprehensive income from the Prior YTD was primarily attributed to a $15 million improvement in net income, a $90 million unfavorable change in currency translation, and a $29 million favorable change in the fair value of derivative instruments, net of tax.  Currency translation gains and losses are primarily related to non-U.S. subsidiaries with a functional currency other than U.S. dollars whereby assets and liabilities are translated from the respective functional currency into U.S. dollars using period-end exchange rates.  The change in currency translation in the YTD was primarily attributed to locations utilizing the euro, British pound sterling, Brazilian real, Canadian dollar, Chinese renminbi and Mexican peso as the functional currency.  As part of the overall risk management, the Company uses derivative instruments to (i) reduce our exposure to changes in interest rates attributed to the Company’s borrowings and (ii) reduce foreign currency exposure to translation of certain foreign operations.  The Company records changes to the fair value of these instruments in Accumulated other comprehensive loss.  The change in fair value of these instruments in fiscal 2022 versus fiscal 2021 is primarily attributed to the change in the forward interest and foreign exchange curves between measurement dates.

Index

Liquidity and Capital Resources

Senior Secured Credit Facility

We manage our global cash requirements considering (i) available funds among the many subsidiaries through which we conduct business, (ii) the geographic location of our liquidity needs, and (iii) the cost to access international cash balances.  At the end of the Quarter, the Company had an outstanding balance of $244 million on its $950 million asset-based revolving line of credit that matures in May 2024. The Company was in compliance with all covenants at the end of the Quarter.

Cash Flows

Net cash from operating activities decreased $652 million from the Prior YTD primarily attributed to working capital inflation and timing of payables.

Net cash used in investing activities increased $143 million from the Prior YTD primarily attributed to fewer proceeds from business divestiture.

Net cash used in financing activities decreased $250 million from the Prior YTD primarily attributed to higher net borrowings, partially offset by repurchases of common stock in the YTD.

Share Repurchases

During fiscal 2022, the Company repurchased 5.8 million shares for $351 million.  Authorized share repurchases of $700 million remain available to the Company.

Free Cash Flow

Our consolidated free cash flow for the YTD and Fiscal 2022 Outlook are summarized as follows:

	April 2, 2022	Fiscal 2022 Outlook
Cash flow from operating activities	$(14)	$1,650-1,750
Additions to property, plant and equipment, net	(367)	(750)
Free cash flow	$(381)	$900-1,000

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

Liquidity Outlook

At April 2, 2022, our cash balance was $622 million, which was primarily located outside the U.S.  We believe our existing U.S. based cash and cash flow from U.S. operations, together with available borrowings under our senior secured credit facilities, will be adequate to meet our short-term and long-term liquidity needs with the exception of funds needed to cover all long-term debt obligations, which we intend to refinance prior to maturity.  The Company has the ability to repatriate the cash located outside the U.S. to the extent not needed to meet operational and capital needs without significant restrictions.

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

Two Quarterly Periods Ended
April 2, 2022
Net sales	$3,813
Gross profit	599
Earnings from continuing operations	175
Net income	$175

Includes $2 million of income associated with intercompany activity with non-guarantor subsidiaries.

	April 2, 2022	October 2, 2021
Assets
Current assets	$2,033	$2,293
Noncurrent assets	6,044	5,979

Liabilities
Current liabilities	$1,094	$1,533
Intercompany payable	634	629
Noncurrent liabilities	11,097	11,083

Index

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are exposed to market risk from changes in interest rates primarily through our senior secured credit facilities.  Our senior secured credit facilities are comprised of (i) $3.4 billion term loans and (ii) a $950 million revolving credit facility with $244 million outstanding.  Borrowings under our senior secured credit facilities bear interest at a rate equal to an applicable margin plus LIBOR.  The applicable margin for LIBOR rate borrowings under the revolving credit facility ranges from 1.25% to 1.50%, and the margin for term loans is 1.75% per annum.  As of period end, the LIBOR rate of approximately 0.46% was applicable to the term loans. A 0.25% change in LIBOR would increase our annual interest expense by $3 million on variable rate term loans.

We seek to minimize interest rate volatility risk through regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments.  These financial instruments are not used for trading or other speculative purposes. (See Note 8.)

Foreign Currency Risk

As a global company, we face foreign currency risk exposure from fluctuating currency exchange rates, primarily the U.S. dollar against the euro, British pound sterling, Brazilian real, Chinese renminbi, Canadian dollar and Mexican peso.  Significant fluctuations in currency rates can have a substantial impact, either positive or negative, on our revenue, cost of sales, and operating expenses.   Currency translation gains and losses are primarily related to non-U.S. subsidiaries with a functional currency other than U.S. dollars whereby assets and liabilities are translated from the respective functional currency into U.S. dollars using period-end exchange rates and impact our Comprehensive income.  A 10% decline in foreign currency exchange rates would have had a $6 million unfavorable impact on our Net income for the two quarterly periods ended April 2, 2022. (See Note 8.)

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

There were no changes in our internal control over financial reporting that occurred during the Quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index

Part II.  Other Information

Item 1.  Legal Proceedings

There have been no material changes in legal proceedings from the items disclosed in our Form 10-K filed with the Securities and Exchange Commission.

Item 1A.  Risk Factors

On February 24, 2022, Russia launched an invasion of Ukraine which has resulted in increased volatility in various sectors and markets. The extent and duration of the military action, resulting sanctions and future market disruptions in the region are not currently known.  While the Company’s sales and assets in Russia are immaterial, the effects of the hostilities and sanctions may spill over to our customers and negatively impact their operations.  Additionally, the ongoing military action along with the potential for a wider conflict could further increase market volatility and cause negative effects on regional and global economic markets, industries, and companies.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Repurchases of Equity Securities

The following table summarizes the Company's repurchases of its common stock during the Quarterly Period ended April 2, 2022.

Fiscal Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Dollar Value of Shares that May Yet be Purchased Under the Program (in millions) (a)
January	164,100	$61.75	164,100	$990
February	2,405,334	61.16	2,405,334	843
March	2,459,076	58.05	2,459,076	700
Total	5,028,510	$59.66	5,028,510	$700

(a)	All open market purchases during the quarter were made under the fiscal 2022 authorization from our board of directors to purchase up to $1 billion of shares of common stock. (See Note 12.)

Index

Item 6.  Exhibits

Exhibit No.	Description of Exhibit
22.1*	Subsidiary Guarantors
31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.
32.1**	Section 1350 Certification of the Chief Executive Officer.
32.2**	Section 1350 Certification of the Chief Financial Officer.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Date File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith
**	Furnished herewith

Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Berry Global Group, Inc.

May 5, 2022	By:	/s/ Mark W. Miles
Mark W. Miles
Chief Financial Officer