Form 10-Q
period 2022-07-02
BERRY GLOBAL GROUP, INC.
filed 2022-08-04
CIK 1378992

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2022

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

There were 125.1 million shares of common stock outstanding at August 4, 2022.

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

Berry Global Group, Inc.
Form 10-Q Index
For Quarterly Period Ended July 2, 2022

Index
Part I. Financial Information

Item 1.	Financial Statements
Berry Global Group, Inc.
Consolidated Statements of Income
(Unaudited)
(in millions of dollars, except per share amounts)

	Quarterly Period Ended		Three Quarterly Periods Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Net sales	$3,726	$3,675	$11,074	$10,181
Costs and expenses:
Cost of goods sold	3,105	3,049	9,297	8,273
Selling, general and administrative	215	207	657	668
Amortization of intangibles	63	72	196	219
Restructuring and transaction activities	7	4	18	41
Operating income	336	343	906	980
Other expense	7	14	13	45
Interest expense	70	76	212	257
Income before income taxes	259	253	681	678
Income tax expense	52	59	148	173
Net income	$207	$194	$533	$505

Net income per share:
Basic	$1.61	$1.44	$4.02	$3.76
Diluted	1.58	1.40	3.93	3.67

Consolidated Statements of Comprehensive Income
(Unaudited)
(in millions of dollars)

	Quarterly Period Ended		Three Quarterly Periods Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Net income	$207	$194	$533	$505
Other comprehensive income, net of tax:
Currency translation	(159)	91	(144)	196
Derivative instruments	19	(2)	119	69
Other comprehensive (loss) income	(140)	89	(25)	265
Comprehensive income	$67	$283	$508	$770

See notes to consolidated financial statements.

Index
Berry Global Group, Inc.
Consolidated Balance Sheets
(in millions of dollars)

	July 2, 2022	October 2, 2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$527	$1,091
Accounts receivable	1,974	1,879
Finished goods	1,027	960
Raw materials and supplies	951	947
Prepaid expenses and other current assets	237	217
Total current assets	4,716	5,094
Noncurrent assets:
Property, plant and equipment	4,560	4,677
Goodwill and intangible assets	6,942	7,434
Right-of-use assets	522	562
Other assets	145	115
Total assets	$16,885	$17,882

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,518	$2,041
Accrued employee costs	260	336
Other current liabilities	837	788
Current portion of long-term debt	15	21
Total current liabilities	2,630	3,186
Noncurrent liabilities:
Long-term debt	9,488	9,439
Deferred income taxes	606	568
Employee benefit obligations	223	276
Operating lease liabilities	432	466
Other long-term liabilities	397	767
Total liabilities	13,776	14,702

Stockholders’ equity:
Common stock (125.4 and 135.5 million shares issued, respectively)	1	1
Additional paid-in capital	1,171	1,134
Retained earnings	2,258	2,341
Accumulated other comprehensive loss	(321)	(296)
Total stockholders’ equity	3,109	3,180
Total liabilities and stockholders’ equity	$16,885	$17,882

See notes to consolidated financial statements.

Index
Berry Global Group, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(in millions of dollars)

	Three Quarterly Periods Ended
	July 2, 2022	July 3, 2021
Cash Flows from Operating Activities:
Net income	$533	$505
Adjustments to reconcile net cash from operating activities:
Depreciation	424	420
Amortization of intangibles	196	219
Non-cash interest expense	11	26
Deferred income tax	(66)	(53)
Share-based compensation expense	34	34
Other non-cash operating activities, net	(2)	60
Settlement of derivatives	69	—
Changes in working capital	(800)	(278)
Changes in other assets and liabilities	(54)	(21)
Net cash from operating activities	345	912

Cash Flows from Investing Activities:
Additions to property, plant and equipment, net	(556)	(520)
Divestiture of businesses	125	165
Other investing activities	6	—
Net cash from investing activities	(425)	(355)

Cash Flows from Financing Activities:
Proceeds from long-term borrowings	170	2,716
Repayments on long-term borrowings	(16)	(3,287)
Proceeds from issuance of common stock	24	57
Repurchase of common stock	(637)	—
Debt financing costs	—	(20)
Net cash from financing activities	(459)	(534)
Effect of currency translation on cash	(25)	31
Net change in cash and cash equivalents	(564)	54
Cash and cash equivalents at beginning of period	1,091	750
Cash and cash equivalents at end of period	$527	$804

See notes to consolidated financial statements.

Index
Berry Global Group, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
(in millions of dollars)

Quarterly Period Ended	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at April 2, 2022	$1	$1,174	$(181)	$2,326	$3,320
Net income	—	—	—	207	207
Other comprehensive income	—	—	(140)	—	(140)
Share-based compensation	—	6	—	—	6
Proceeds from issuance of common stock	—	2	—	—	2
Common stock repurchased and retired	—	(11)	—	(275)	(286)
Balance at July 2, 2022	$1	$1,171	$(321)	$2,258	$3,109

Balance at April 3, 2021	$1	$1,101	$(375)	$1,919	$2,646
Net income	—	—	—	194	194
Other comprehensive loss	—	—	89	—	89
Share-based compensation	—	6	—	—	6
Proceeds from issuance of common stock	—	18	—	—	18
Balance at July 3, 2021	$1	$1,125	$(286)	$2,113	$2,953

Three Quarterly Periods Ended	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at October 2, 2021	$1	$1,134	$(296)	$2,341	$3,180
Net income	—	—	—	533	533
Other comprehensive income	—	—	(25)	—	(25)
Share-based compensation	—	34	—	—	34
Proceeds from issuance of common stock	—	24	—	—	24
Common stock repurchased and retired	—	(21)	—	(616)	(637)
Balance at July 2, 2022	$1	$1,171	$(321)	$2,258	$3,109

Balance at September 26, 2020	$1	$1,034	$(551)	$1,608	$2,092
Net income	—	—	—	505	505
Other comprehensive income	—	—	265	—	265
Share-based compensation	—	34	—	—	34
Proceeds from issuance of common stock	—	57	—	—	57
Balance at July 3, 2021	$1	$1,125	$(286)	$2,113	$2,953

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

2.  Recent Accounting Pronouncements

Reference Rate Reform

In 2020, the FASB issued ASU 2020-04, Reference Rate Reform - Facilitation of the Effects of Reference Rate Reform on Financial Reporting (Topic 848).  This standard provides temporary optional expedients and exceptions to the GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates, such as SOFR.  ASU 2020-04 is effective upon issuance and generally can be applied through the end of calendar year 2022.  The Company is currently evaluating the impact and does not anticipate a material impact on consolidated financial statements or disclosures.

3.  Revenue and Accounts Receivable

Our revenues are primarily derived from the sale of non-woven, flexible and rigid products to customers.  Revenue is recognized when performance obligations are satisfied, in an amount reflecting the consideration to which the Company expects to be entitled.  We consider the promise to transfer products to be our sole performance obligation.  If the consideration agreed to in a contract includes a variable amount, we estimate the amount of consideration we expect to be entitled to in exchange for transferring the promised goods to the customer using the most likely amount method.  Our main source of variable consideration is customer rebates.  There are no material instances where variable consideration is constrained and not recorded at the initial time of sale.  Generally, our revenue is recognized at a point in time for standard promised goods at the time of shipment, when title and risk of loss pass to the customer.  The accrual for customer rebates was $101 million and $104 million at July 2, 2022 and October 2, 2021, respectively, and is included in Other current liabilities on the Consolidated Balance Sheets.  The Company disaggregates revenue based on reportable business segment, geography, and significant product line.  Refer to Note 10. Segment and Geographic Data for further information.

Accounts receivable are presented net of allowance for credit losses of $19 million and $21 million at July 2, 2022 and October 2, 2021, respectively.  The Company records its current expected credit losses based on a variety of factors including historical loss experience and current customer financial condition.  The changes to our current expected credit losses, write-off activity, and recoveries were not material for any of the periods presented.

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

4.  Disposition

During fiscal 2022, the Company completed the sale of its rotational molding business, which was operated in the Consumer Packaging International segment for net proceeds of $108 million.  In fiscal 2021, the rotational molding business recorded net sales of $146 million.

Index
5.  Restructuring and Transaction Activities

The table below includes the significant components of restructuring and transaction activities, by reporting segment:

	Quarterly Period Ended		Three Quarterly Periods Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Consumer Packaging International	$3	$3	$10	$44
Consumer Packaging North America	1	—	4	1
Health, Hygiene & Specialties	3	—	2	—
Engineered Materials	—	1	2	(4)
Consolidated	$7	$4	$18	$41

The table below sets forth the activity with respect to the restructuring and transaction activities accrual at July 2, 2022:

	Restructuring
	Employee Severance and Benefits	Facility Exit Costs	Transaction Activities	Total
Balance as of October 2, 2021	$6	$5	$—	$11
Charges	4	7	7	18
Cash	(6)	(9)	(7)	(22)
Balance as of July 2, 2022	$4	$3	$—	$7

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

Supplemental lease information is as follows:

Leases	Classification	July 2, 2022	October 2, 2021
Operating leases:
Operating lease right-of-use assets	Right-of-use assets	$522	$562
Current operating lease liabilities	Other current liabilities	107	113
Noncurrent operating lease liabilities	Operating lease liability	432	466
Finance leases:
Finance lease right-of-use assets	Property, plant, and equipment, net	$40	$57
Current finance lease liability	Current portion of long-term debt	10	14
Noncurrent finance lease liabilities	Long-term debt, less current portion	27	38

			Three Quarterly Periods Ended
Lease Type	Cash Flow Classification	Lease Expense Category	July 2, 2022	July 3, 2021
Operating	Operating	Lease cost	$100	$85
Finance	Operating	Interest expense	1	2
Finance	Financing	-	14	19
Finance	-	Amortization of right-of-use assets	7	9

Right-of-use assets obtained in exchange for new operating lease liabilities were $5 million and $26 million for the quarterly and three quarterly periods ended July 2, 2022, respectively.

Index
7.  Long-Term Debt

Long-term debt consists of the following:

Facility	Maturity Date	July 2, 2022	October 2, 2021
Term loan	July 2026	$3,440	3,440
Revolving line of credit	May 2024	170	—
0.95% First Priority Senior Secured Notes	February 2024	800	800
1.00% First Priority Senior Secured Notes (a)	July 2025	734	810
1.57% First Priority Senior Secured Notes	January 2026	1,525	1,525
4.875% First Priority Senior Secured Notes	July 2026	1,250	1,250
1.65% First Priority Senior Secured Notes	January 2027	400	400
1.50% First Priority Senior Secured Notes (a)	July 2027	393	434
4.50% Second Priority Senior Secured Notes	February 2026	300	300
5.625% Second Priority Senior Secured Notes	July 2027	500	500
Debt discounts and deferred fees		(65)	(77)
Finance leases and other	Various	56	78
Total long-term debt		9,503	9,460
Current portion of long-term debt		(15)	(21)
Long-term debt, less current portion		$9,488	9,439
(a)	Euro denominated

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

Cross-Currency Swaps

The Company is party to certain cross-currency swaps to hedge a portion of our foreign currency risk.  The Company settled its €250 million swap agreement which matured May 2022 for proceeds of $6 million.  As of July 2, 2022, the swap agreements mature June 2024 (€1,625 million) and July 2027 (£700 million).  In addition to cross-currency swaps, we hedge a portion of our foreign currency risk by designating foreign currency denominated long-term debt as net investment hedges of certain foreign operations.  As of July 2, 2022, we had outstanding long-term debt of €785 million that was designated as a hedge of our net investment in certain euro-denominated foreign subsidiaries.  When valuing cross-currency swaps the Company utilizes Level 2 inputs (substantially observable).

Interest Rate Swaps

The primary purpose of the Company’s interest rate swap activities is to manage interest expense variability associated with our outstanding variable rate term loan debt.  When valuing interest rate swaps the Company utilizes Level 2 inputs (substantially observable).

During fiscal 2022, the Company elected to cash settle existing interest rate swaps and received net proceeds of $69 million.  The offset is included in Accumulated other comprehensive loss and is being amortized to Interest expense through the term of the original swaps.  Additionally, the Company entered into $450 million and $400 million interest rate swap transactions that swap a one-month variable LIBOR contract for a fixed annual rate.

As of July 2, 2022, the Company effectively had (i) a $450 million interest rate swap transaction that swaps a one-month variable LIBOR contract for a fixed annual rate of 2.765%, with an expiration in June 2026, (ii) a $400 million interest rate swap transaction that swaps a one-month variable LIBOR contract for a fixed annual rate of 2.733% with an expiration in June 2026, (iii) a $884 million interest rate swap transaction that swaps a one-month variable LIBOR contract for a fixed annual rate of 1.857%, with an expiration in June 2024, and (iv) a $473 million interest rate swap transaction that swaps a one-month variable LIBOR contract for a fixed annual rate of 2.050%, with an expiration in June 2024.

Index
The Company records the fair value positions of all derivative financial instruments on a net basis by counterparty for which a master netting arrangement is utilized. Balances on a gross basis are as follows:

Derivative Instruments	Hedge Designation	Balance Sheet Location	July 2, 2022	October 2, 2021
Cross-currency swaps	Designated	Other assets	$18	$—
Cross-currency swaps	Designated	Other long-term liabilities	40	323
Interest rate swaps	Designated	Other assets	34	—
Interest rate swaps	Designated	Other long-term liabilities	—	82
Interest rate swaps	Not designated	Other assets	7	—
Interest rate swaps	Not designated	Other long-term liabilities	81	49

The effect of the Company’s derivative instruments on the Consolidated Statements of Income is as follows:

		Quarterly Period Ended		Three Quarterly Periods Ended
Derivative Instruments	Statements of Income Location	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Cross-currency swaps	Interest expense	$(5)	$(2)	$(12)	$(6)
Interest rate swaps	Interest expense	11	18	35	52

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

Included in the following table are the major categories of assets measured at fair value on a non-recurring basis as of July 2, 2022 and October 2, 2021, along with the impairment loss recognized on the fair value measurement during the period:

	As of July 2, 2022
	Level 1	Level 2	Level 3	Total	Impairment
Indefinite-lived trademarks	$—	$—	$248	$248	$—
Goodwill	—	—	4,969	4,969	—
Definite lived intangible assets	—	—	1,725	1,725	—
Property, plant, and equipment	—	—	4,560	4,560	—
Total	$—	$—	$11,502	$11,502	$—

	As of October 2, 2021
	Level 1	Level 2	Level 3	Total	Impairment
Indefinite-lived trademarks	$—	$—	$248	$248	$—
Goodwill	—	—	5,192	5,192	—
Definite lived intangible assets	—	—	1,994	1,994	—
Property, plant, and equipment	—	—	4,677	4,677	1
Total	$—	$—	$12,111	$12,111	$1

The Company’s financial instruments consist primarily of cash and cash equivalents, long-term debt, interest rate and cross-currency swap agreements, and finance lease obligations.  The book value of our marketable long-term indebtedness exceeded fair value by $456 million as of July 2, 2022.  The Company’s long-term debt fair values were determined using Level 2 inputs (substantially observable).

9.  Income Taxes

On a year-to-date comparison to the statutory rate, the higher effective tax rate was negatively impacted by state taxes and global intangible low-taxed income provisions, partially offset by other discrete items.

Index
10.  Segment and Geographic Data

The Company’s operations are organized into four reporting segments: Consumer Packaging International, Consumer Packaging North America, Health, Hygiene & Specialties, and Engineered Materials.  The structure is designed to align us with our customers, provide optimal service, drive future growth, and to facilitate synergies realization.

Selected information by reportable segment is presented in the following tables:

	Quarterly Period Ended		Three Quarterly Periods Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Net sales:
Consumer Packaging International	$1,096	$1,095	$3,290	$3,143
Consumer Packaging North America	927	847	2,659	2,264
Health, Hygiene & Specialties	788	828	2,429	2,349
Engineered Materials	915	905	2,696	2,425
Total net sales	$3,726	$3,675	$11,074	$10,181
Operating income:
Consumer Packaging International	$82	$79	$248	$214
Consumer Packaging North America	104	76	235	212
Health, Hygiene & Specialties	56	113	186	323
Engineered Materials	94	75	237	231
Total operating income	$336	$343	$906	$980
Depreciation and amortization:
Consumer Packaging International	$78	$88	$242	$258
Consumer Packaging North America	53	53	160	164
Health, Hygiene & Specialties	44	43	133	130
Engineered Materials	28	28	85	87
Total depreciation and amortization	$203	$212	$620	$639

Selected information by geographical region is presented in the following tables:

	Quarterly Period Ended		Three Quarterly Periods Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Net sales:
United States and Canada	$2,030	$1,937	$5,978	$5,342
Europe	1,320	1,308	3,937	3,658
Rest of world	376	430	1,160	1,181
Total net sales	$3,726	$3,675	$11,074	$10,181

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

12.  Share Repurchase Program

During the quarterly period ended July 2, 2022, the Company repurchased and retired 5,114 thousand shares for $286 million.  For the three quarterly periods ended July 2, 2022, the Company repurchased and retired 10,870 thousand shares for $637 million.  Authorized share repurchases of $414 million remain available to the Company.

13.  Basic and Diluted Earnings Per Share

Basic net income or earnings per share ("EPS") is calculated by dividing the net income attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for common stock equivalents.

Index
Diluted EPS includes the effects of options and restricted stock units, if dilutive.

The following tables provide a reconciliation of the numerator and denominator of the basic and diluted EPS calculations:

	Quarterly Period Ended		Three Quarterly Periods Ended
(in millions, except per share amounts)	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Numerator
Consolidated net income	$207	$194	$533	$505
Denominator
Weighted average common shares outstanding - basic	128.6	135.1	132.6	134.3
Dilutive shares	2.1	3.4	3.0	3.4
Weighted average common and common equivalent shares outstanding - diluted	130.7	138.5	135.6	137.7

Per common share earnings
Basic	$1.61	$1.44	$4.02	$3.76
Diluted	$1.58	$1.40	$3.93	$3.67

1.2 million shares were excluded from the diluted EPS calculation for the quarterly and three quarterly periods ended July 2, 2022 as their effect would be anti-dilutive.  No shares were excluded for the quarterly and three quarterly periods ended July 3, 2021.

14.  Accumulated Other Comprehensive Loss

The components and activity of Accumulated other comprehensive loss are as follows:

Quarterly Period Ended	Currency Translation	Defined Benefit Pension and Retiree Health Benefit Plans	Derivative Instruments	Accumulated Other Comprehensive Loss
Balance at April 2, 2022	$(139)	$(67)	$25	$(181)
Other comprehensive income (loss) before reclassifications	(159)	—	18	(141)
Net amount reclassified	—	—	1	1
Balance at July 2, 2022	$(298)	$(67)	$44	$(321)

	Currency Translation	Defined Benefit Pension and Retiree Health Benefit Plans	Derivative Instruments	Accumulated Other Comprehensive Loss
Balance at April 3, 2021	$(173)	$(116)	$(86)	$(375)
Other comprehensive income (loss) before reclassifications	91	—	(5)	86
Net amount reclassified	—	—	3	3
Balance at July 3, 2021	$(82)	$(116)	$(88)	$(286)

Three Quarterly Periods Ended	Currency Translation	Defined Benefit Pension and Retiree Health Benefit Plans	Derivative Instruments	Accumulated Other Comprehensive Loss
Balance at October 2, 2021	$(154)	$(67)	$(75)	$(296)
Other comprehensive income (loss) before reclassifications	(144)	—	113	(31)
Net amount reclassified	—	—	6	6
Balance at July 2, 2022	$(298)	$(67)	$44	$(321)

	Currency Translation	Defined Benefit Pension and Retiree Health Benefit Plans	Derivative Instruments	Accumulated Other Comprehensive Loss
Balance at September 26, 2020	$(278)	$(116)	$(157)	$(551)
Other comprehensive income before reclassifications	196	—	62	258
Net amount reclassified	—	—	7	7
Balance at July 3, 2021	$(82)	$(116)	$(88)	$(286)

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

Raw Material Trends.  Our primary raw material is polymer resin.  In addition, we use other materials such as butyl rubber, adhesives, paper and packaging materials, linerboard, rayon, polyester fiber, and foil, in various manufacturing processes.  While temporary industry-wide shortages of raw materials have occurred, we have historically been able to manage the supply chain disruption by working closely with our suppliers and customers.  Supply shortages can lead to increased raw material price volatility, which we have experienced in recent quarters.  Raw material price changes are generally passed on to customers through contractual price mechanisms over time and other means.  We expect supply chain challenges to continue throughout fiscal 2022 and will continue to work closely with our suppliers and customers in an effort to minimize any impact.

Outlook.  The Company is affected by general economic and industrial growth, raw material availability, cost inflation, supply chain disruptions, and general industrial production.  The COVID-19 pandemic has resulted in both advantaged and disadvantaged products within all segments.  During fiscal 2022, we have experienced a headwind as the advantaged products, particularly in our Health, Hygiene & Specialties segment, related to the COVID-19 pandemic moderated while recovery of disadvantaged products lags with the ultimate impact being affected by both the duration certain products remain advantaged and timing of when disadvantaged products normalize.  Our business has both geographic and end market diversity, which reduces the effect of any one of these factors on our overall performance.  Our results are affected by our ability to pass through raw material and other cost changes to our customers, improve manufacturing productivity and adapt to volume changes of our customers.  We believe that by providing advantaged products in targeted markets, our underlying long-term demand fundamental in all divisions will remain strong as we focus on delivering protective solutions that enhance consumer safety and execute on the Company’s mission statement of “Always Advancing to Protect What’s Important.”  For fiscal 2022, we project cash flow from operations of $1.5 billion, which assumes the benefit from the lag in recovery of inflation, an investment in working capital from inflation and additional inventory due to supply chain disruptions, and free cash flow of $750 million.  Projected fiscal 2022 free cash flow assumes $750 million of capital spending.  In addition, we repurchased approximately 11 million shares for $637 million in fiscal 2022 YTD and expect to purchase at least $700 million of shares in fiscal 2022.  For the calculation of free cash flow and further information related to free cash flow as a non-GAAP financial measure, see “Liquidity and Capital Resources.”

Index

Results of Operations

Comparison of the Quarterly Period Ended July 2, 2022 (the “Quarter”) and the Quarterly Period Ended July 3, 2021 (the “Prior Quarter”)

Business integration expenses consist of restructuring and impairment charges, divestiture related costs, and other business optimization costs.  Tables present dollars in millions.

Consolidated Overview
	Quarter	Prior Quarter	$ Change	% Change
Net sales	$3,726	$3,675	$51	1%
Cost of goods sold	3,105	3,049	56	2%
Other operating expenses	285	283	2	1%
Operating income	$336	$343	$(7)	(2)%

Net Sales:  The net sales growth is primarily attributed to increased selling prices of $301 million due to the pass through of inflation.  This increase was partially offset by an organic volume decline of 2%, a $151 million unfavorable impact from foreign currency changes, and Prior Quarter divestiture sales of $16 million.  The volume decline is primarily attributed to general market softness in industrial markets and the moderation of advantaged products related to the COVID-19 pandemic.

Cost of goods sold:  The cost of goods sold increase is attributed to inflation, partially offset by the volume decline, a decrease from foreign currency changes, and Prior Quarter divestiture cost of goods sold of $12 million.

Operating Income:  The operating income decrease is primarily attributed to a $22 million unfavorable impact from foreign currency, and an $11 million unfavorable impact from the volume decline, partially offset by a $28 million favorable impact from price cost spread and product mix.

Consumer Packaging International
	Quarter	Prior Quarter	$ Change	% Change
Net sales	$1,096	$1,095	$1	—
Operating income	$82	$79	$3	4%

Net Sales:  The net sales growth in the Consumer Packaging International segment is primarily attributed to increased selling prices of $138 million due to the pass through of inflation, partially offset by a $99 million unfavorable impact from foreign currency changes, an organic volume decline of 2%, and Prior Quarter divestiture sales of $16 million.  The volume decline is primarily attributed to market softness in industrial markets.

Operating Income:  The operating income increase is primarily attributed to a $15 million favorable impact from price cost spread and product mix, and a decrease in depreciation and amortization expense, partially offset by a $15 million unfavorable impact from foreign currency.
Consumer Packaging North America
	Quarter	Prior Quarter	$ Change	% Change
Net sales	$927	$847	$80	9%
Operating income	$104	$76	$28	37%

Net Sales:  The net sales growth in the Consumer Packaging North America segment is primarily attributed to increased selling prices of $80 million due to the pass through of inflation.

Operating Income:  The operating income increase is primarily attributed to a $30 million favorable impact from price cost spread.

Index

Health, Hygiene & Specialties
	Quarter	Prior Quarter	$ Change	% Change
Net sales	$788	$828	$(40)	(5)%
Operating income	$56	$113	$(57)	(50)%

Net Sales:  The net sales decline in the Health, Hygiene & Specialties segment is primarily attributed to a 3% volume decline and a $17 million unfavorable impact from foreign currency changes.  The volume decline is primarily attributed to the moderation of advantaged products related to the COVID-19 pandemic.

Operating Income:  The operating income decrease is primarily attributed to a $49 million unfavorable impact from negative product mix, lag in recovering inflation, and an unfavorable impact from foreign currency changes.

Engineered Materials
	Quarter	Prior Quarter	$ Change	% Change
Net sales	$915	$905	$10	1%
Operating income	$94	$75	$19	25%

Net Sales:  The net sales growth in the Engineered Materials segment is primarily attributed to increased selling prices of $81 million due to the pass through of inflation, partially offset by a volume decline of 4% and a $35 million unfavorable impact from foreign currency changes.  The volume decline is primarily attributed to pivoting the sales mix to higher value categories and general market softness.

Operating Income:  The operating income increase is primarily attributed to a $29 million favorable impact from price cost spread, partially offset by an unfavorable impact from foreign currency changes and the volume decline.
Other expense, net
	Quarter	Prior Quarter	$ Change	% Change
Other expense, net	$7	$14	$(7)	(50)%

The other expense decrease is primarily attributed to debt extinguishment expense in the Prior Quarter, partially offset by unfavorable foreign currency changes related to the remeasurement of non-operating intercompany balances in the Quarter.

Interest expense, net
	Quarter	Prior Quarter	$ Change	% Change
Interest expense, net	$70	$76	$(6)	(8)%

The interest expense decrease is primarily the result of refinancing activities and repayment of borrowings in fiscal 2021.

Changes in Comprehensive Income

The $216 million decline in comprehensive income from the Prior Quarter is primarily attributed to a $250 million unfavorable change in currency translation, partially offset by a $13 million improvement in net income, and a $21 million favorable change in the fair value of derivative instruments, net of tax.  Currency translation gains and losses are primarily related to non-U.S. subsidiaries with a functional currency other than U.S. dollars whereby assets and liabilities are translated from the respective functional currency into U.S. dollars using period-end exchange rates.  The change in currency translation in the QTD was primarily attributed to locations utilizing the euro, British pound sterling, Brazilian real, Canadian dollar, Chinese renminbi and Mexican peso as the functional currency.  As part of the overall risk management, the Company uses derivative instruments to (i) reduce our exposure to changes in interest rates attributed to the Company’s borrowings and (ii) reduce foreign currency exposure to translation of certain foreign operations.  The Company records changes to the fair value of these instruments in Accumulated other comprehensive loss.  The change in fair value of these instruments in fiscal 2022 versus fiscal 2021 is primarily attributed to the change in the forward interest and foreign exchange curves between measurement dates.

Index

Comparison of the Three Quarterly Periods Ended July 2, 2022 (the “YTD”) and the Three Quarterly Periods Ended July 3, 2021 (the “Prior YTD”)

The Company’s U.S. based results for the YTD and Prior YTD are based on a twenty-six and twenty-seven week period, respectively.   Business integration expenses consist of restructuring and impairment charges, divestiture related costs, and other business optimization costs.  Tables present dollars in millions.

Consolidated Overview
	YTD	Prior YTD	$ Change	% Change
Net sales	$11,074	$10,181	$893	9%
Cost of goods sold	9,297	8,273	1,024	12%
Other operating expenses	871	928	(57)	(6)%
Operating income	$906	$980	$(74)	(8)%

Net Sales:  The net sales growth is primarily attributed to increased selling prices of $1.6 billion due to the pass through of inflation.  This increase was partially offset by an organic volume decline of 2%, a $232 million unfavorable impact from foreign currency changes, extra shipping days in the Prior YTD of $131 million, and Prior YTD divestiture sales of $78 million.  The volume decline is primarily attributed to supply chain disruptions, general market softness and the moderation of advantaged products related to the COVID-19 pandemic.

Cost of goods sold:  The cost of goods sold increase is attributed to inflation, partially offset by the volume decline, a decrease from foreign currency changes, extra shipping days in the Prior YTD, and Prior YTD divestiture cost of goods sold of $62 million.

Other operating expenses:  The other operating expenses decrease is primarily attributed to a decrease in business integration expense, amortization expense, and selling, general, and administrative expense.

Operating Income:  The operating income decrease is primarily attributed to a $37 million unfavorable impact from foreign currency, a $36 million unfavorable impact from the volume decline, a $12 million unfavorable impact from price cost spread, a $22 million decrease from extra shipping days in the Prior YTD, and a negative impact from Prior YTD divestiture operating income, partially offset by a $29 million decrease in business integration expense, and a decrease in depreciation and amortization expense.
Consumer Packaging International
	YTD	Prior YTD	$ Change	% Change
Net sales	$3,290	$3,143	$147	5%
Operating income	$248	$214	$34	16%

Net Sales:  The net sales growth in the Consumer Packaging International segment is primarily attributed to increased selling prices of $398 million due to the pass through of inflation, partially offset by a $166 million unfavorable impact from foreign currency changes, and Prior YTD divestiture sales of $44 million.

Operating Income:  The operating income increase is primarily attributed to a $34 million decrease in business integration expense, a $20 million favorable impact from price cost spread, and a decrease in depreciation and amortization expense, partially offset by a $26 million unfavorable impact from foreign currency.

Consumer Packaging North America
	YTD	Prior YTD	$ Change	% Change
Net sales	$2,659	$2,264	$395	17%
Operating income	$235	$212	$23	11%

Net Sales:  The net sales growth in the Consumer Packaging North America segment is primarily attributed to increased selling prices of $451 million due to the pass through of inflation, partially offset by a $40 million decrease from extra shipping days in the Prior YTD.

Operating Income:  The operating income increase is primarily attributed to a $34 million favorable impact from price cost spread, partially offset by a $7 million decrease from extra shipping days in the Prior YTD.

Index

Health, Hygiene & Specialties
	YTD	Prior YTD	$ Change	% Change
Net sales	$2,429	$2,349	$80	3%
Operating income	$186	$323	$(137)	(42)%

Net Sales:  The net sales growth in the Health, Hygiene & Specialties segment is primarily attributed to increased selling prices of $227 million due to the pass through of inflation, partially offset by a 3% volume decline, a $42 million decrease from extra shipping days in the Prior YTD, and a $25 million unfavorable impact from foreign currency changes.  The volume decline is primarily attributed to the moderation of advantaged products related to the COVID-19 pandemic.

Operating Income:  The operating income decrease is primarily attributed to a $121 million unfavorable impact from price cost spread and negative product mix, and a decrease from extra shipping days in the Prior YTD.
Engineered Materials
	YTD	Prior YTD	$ Change	% Change
Net sales	$2,696	$2,425	$271	11%
Operating income	$237	$231	$6	3%

Net Sales:  The net sales growth in the Engineered Materials segment is primarily attributed to increased selling prices of $507 million due to the pass through of inflation, partially offset by a volume decline of 5%, a $44 million decrease from extra shipping days in the Prior YTD, a $41 million unfavorable impact from foreign currency changes, and Prior YTD divestiture sales of $34 million.  The volume decline is primarily attributed to supply chain disruptions.

Operating Income:  The operating income increase is primarily attributed to a $42 million favorable impact from price cost spread, partially offset by a $14 million unfavorable impact from the volume decline, a $13 million impact from Prior YTD divestiture operating income, and a decrease from extra shipping days in the Prior YTD.

Other expense
	YTD	Prior YTD	$ Change	% Change
Other expense	$13	$45	$(32)	(71)%

The other expense decrease is primarily attributed to foreign currency changes related to the remeasurement of non-operating intercompany balances and debt extinguishment expense in the Prior YTD.

Interest expense
	YTD	Prior YTD	$ Change	% Change
Interest expense	$212	$257	$(45)	(18)%

The interest expense decrease is primarily the result of refinancing activities and repayments of borrowings in fiscal 2021.

Changes in Comprehensive Income

The $262 million decline in comprehensive income from the Prior YTD was primarily attributed to a $340 million unfavorable change in currency translation, partially offset by a $28 million improvement in net income, and a $50 million favorable change in the fair value of derivative instruments, net of tax.  Currency translation gains and losses are primarily related to non-U.S. subsidiaries with a functional currency other than U.S. dollars whereby assets and liabilities are translated from the respective functional currency into U.S. dollars using period-end exchange rates.  The change in currency translation in the YTD was primarily attributed to locations utilizing the euro, British pound sterling, Brazilian real, Canadian dollar, Chinese renminbi and Mexican peso as the functional currency.  As part of the overall risk management, the Company uses derivative instruments to (i) reduce our exposure to changes in interest rates attributed to the Company’s borrowings and (ii) reduce foreign currency exposure to translation of certain foreign operations.  The Company records changes to the fair value of these instruments in Accumulated other comprehensive loss.  The change in fair value of these instruments in fiscal 2022 versus fiscal 2021 is primarily attributed to the change in the forward interest and foreign exchange curves between measurement dates.

Index

Liquidity and Capital Resources

Senior Secured Credit Facility

We manage our global cash requirements considering (i) available funds among the many subsidiaries through which we conduct business, (ii) the geographic location of our liquidity needs, and (iii) the cost to access international cash balances.  At the end of the Quarter, the Company had an outstanding balance of $170 million on its $1,050 million asset-based revolving line of credit that matures in May 2024. The Company was in compliance with all covenants at the end of the Quarter.

Cash Flows

Net cash from operating activities decreased $567 million from the Prior YTD primarily attributed to working capital inflation and timing of payables in the YTD.

Net cash used in investing activities increased $70 million from the Prior YTD primarily attributed to fewer proceeds from business divestitures and increased property, plant and equipment spending.

Net cash used in financing activities decreased $75 million from the Prior YTD primarily attributed to higher net borrowings, partially offset by repurchases of common stock in the YTD.

Share Repurchases

During fiscal 2022, the Company repurchased approximately 11 million shares for $637 million.  Authorized share repurchases of $414 million remain available to the Company.

Free Cash Flow

Our consolidated free cash flow for the YTD and Fiscal 2022 Outlook are summarized as follows:

	July 2, 2022	Fiscal 2022 Outlook
Cash flow from operating activities	$345	$1,500
Additions to property, plant and equipment, net	(556)	(750)
Free cash flow	$(211)	$750

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

Liquidity Outlook

At July 2, 2022, our cash balance was $527 million, which was primarily located outside the U.S.  We believe our existing U.S. based cash and cash flow from U.S. operations, together with available borrowings under our senior secured credit facilities, will be adequate to meet our short-term and long-term liquidity needs with the exception of funds needed to cover all long-term debt obligations, which we intend to refinance prior to maturity.  The Company has the ability to repatriate the cash located outside the U.S. to the extent not needed to meet operational and capital needs without significant restrictions.

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

Three Quarterly Periods Ended
July 2, 2022
Net sales	$5,772
Gross profit	956
Earnings from continuing operations	319
Net income	$319

Includes $2 million of income associated with intercompany activity with non-guarantor subsidiaries.

	July 2, 2022	October 2, 2021
Assets
Current assets	$2,008	$2,293
Noncurrent assets	6,040	5,979

Liabilities
Current liabilities	$1,225	$1,533
Intercompany payable	634	629
Noncurrent liabilities	10,812	11,083

Index

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are exposed to market risk from changes in interest rates primarily through our senior secured credit facilities.  Our senior secured credit facilities are comprised of (i) $3.4 billion term loans and (ii) a $1,050 million revolving credit facility with $170 million outstanding.  Borrowings under our senior secured credit facilities bear interest at a rate equal to an applicable margin plus LIBOR or SOFR.  The applicable margin for borrowings under the revolving credit facility ranges from 1.25% to 1.50%, and the margin for term loans is 1.75% per annum.  As of period end, the LIBOR rate of approximately 1.80% was applicable to the term loans.  A 0.25% change in LIBOR would increase our annual interest expense by $3 million on variable rate term loans.

We seek to minimize interest rate volatility risk through regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments.  These financial instruments are not used for trading or other speculative purposes. (See Note 8.)

Foreign Currency Risk

As a global company, we face foreign currency risk exposure from fluctuating currency exchange rates, primarily the U.S. dollar against the euro, British pound sterling, Brazilian real, Chinese renminbi, Canadian dollar and Mexican peso.  Significant fluctuations in currency rates can have a substantial impact, either positive or negative, on our revenue, cost of sales, and operating expenses.   Currency translation gains and losses are primarily related to non-U.S. subsidiaries with a functional currency other than U.S. dollars whereby assets and liabilities are translated from the respective functional currency into U.S. dollars using period-end exchange rates and impact our Comprehensive income.  A 10% decline in foreign currency exchange rates would have had a $15 million unfavorable impact on our Net income for the three quarterly periods ended July 2, 2022. (See Note 8.)

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

Before investing in our securities, we recommend that investors carefully consider the risks described in our most recent Form 10-K and other periodic reports filed with the Securities and Exchange Commission, including those under the heading “Risk Factors” and other information contained in this Quarterly Report.  Realization of any of these risks could have a material adverse effect on our business, financial condition, cash flows and results of operations.

Additionally, we caution readers that the list of risk factors discussed in our most recent Form 10-K and other periodic reports may not contain all of the material factors that are important to you.  In addition, in light of these risks and uncertainties, the matters referred to in the forward-looking statements contained in this report may not in fact occur.  Accordingly, readers should not place undue reliance on those statements.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Repurchases of Equity Securities

The following table summarizes the Company's repurchases of its common stock during the Quarterly Period ended July 2, 2022.

Fiscal Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Dollar Value of Shares that May Yet be Purchased Under the Program (in millions) (a)
April	147,000	$59.03	147,000	$691
May	2,912,000	55.93	2,912,000	528
June	2,055,150	55.51	2,055,150	414
Total	5,114,150	$55.85	5,114,150	$414

(a)	All open market purchases during the quarter were made under the fiscal 2022 authorization from our board of directors to purchase up to $1 billion of shares of common stock. (See Note 12.)

Index

Item 6.  Exhibits

Exhibit No.	Description of Exhibit
22.1*	Subsidiary Guarantors
31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.
32.1**	Section 1350 Certification of the Chief Executive Officer.
32.2**	Section 1350 Certification of the Chief Financial Officer.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Date File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith
**	Furnished herewith

Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Berry Global Group, Inc.

August 4, 2022	By:	/s/ Mark W. Miles
Mark W. Miles
Chief Financial Officer