Form 10-K
period 2022-10-01
BERRY GLOBAL GROUP, INC.
filed 2022-11-18
CIK 1378992

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended October 1, 2022

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

The aggregate market value of the common stock of the registrant held by non-affiliates was approximately $8.0 billion as of April 2, 2022, the last business day of the registrant’s most recently completed second fiscal quarter. The aggregate market value was computed using the closing sale price as reported on the New York Stock Exchange. As of November 18, 2022, there were 124.1 million shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Berry Global Group, Inc.’s Proxy Statement for its 2023 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

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

TABLE OF CONTENTS
FORM 10-K FOR THE FISCAL YEAR ENDED OCTOBER 1, 2022

Item 1.  BUSINESS
(In millions of dollars, except as otherwise noted)

General

Berry Global Group, Inc. (“Berry,” “we,” or the “Company”) is a leading global supplier of a broad range of innovative rigid, flexible and non-woven products.  We sell our products predominantly into stable, consumer-oriented end markets, such as healthcare, personal care, and food and beverage.  Our customers consist of a diverse mix of leading global, national, mid-sized regional and local specialty businesses. The size and scope of our customer network allows us to introduce new products we develop or acquire to a vast audience that is familiar with our business.  For the fiscal year ended October 1, 2022 (“fiscal 2022”), no single customer represented more than 5% of net sales and our top ten customers represented 15% of net sales.  We believe our manufacturing processes, manufacturing footprint and our ability to leverage our scale to reduce costs, positions us as a low-cost manufacturer relative to our competitors.

Additional financial information about our segments is provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the “Notes to Consolidated Financial Statements,” which are included elsewhere in this Form 10-K.

Segment Overview

The Company’s operations are organized into four reporting segments: Consumer Packaging International, Consumer Packaging North America, Engineered Materials, and Health, Hygiene & Specialties.  The structure is designed to align us with our customers, provide improved service, drive future growth, and to optimize costs.

Consumer Packaging International
The Consumer Packaging International segment is a manufacturer of rigid products that primarily services non-North American markets.  Product groups within the segment include Closures and Dispensing Systems, Pharmaceutical Devices and Packaging, Bottles and Canisters, Containers, and Technical Components.  In fiscal 2022, Consumer Packaging International accounted for 30% of our consolidated net sales.

Consumer Packaging North America
The Consumer Packaging North America segment is a manufacturer of rigid products that primarily services North American markets.  Product groups within the segment include Containers and Pails, Foodservice, Closures, Bottles and Prescription Vials, and Tubes.  In fiscal 2022, Consumer Packaging North America accounted for 24% of our consolidated net sales.

Engineered Materials
The Engineered Materials segment is a manufacturer of flexible products that services primarily North American and European markets.  Product groups within the segment include Stretch and Shrink Films, Converter Films, Institutional Can Liners, Food and Consumer Films, Retail Bags, and Agriculture Films.  In fiscal 2022, Engineered Materials accounted for 24% of our consolidated net sales.

Health, Hygiene & Specialties
The Health, Hygiene & Specialties segment is a manufacturer of non-woven and related products that services global markets.  Product groups within the segment include Healthcare, Hygiene, Specialties, and Tapes. In fiscal 2022, Health, Hygiene & Specialties accounted for 22% of our consolidated net sales.

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

Raw Materials

Our primary raw material is polymer resin.  In addition, we use other materials such as butyl rubber, adhesives, paper and packaging materials, linerboard, rayon, polyester fiber, and foil, in various manufacturing processes.  While temporary industry-wide shortages of raw materials have occurred, we have historically been able to manage the supply chain disruption by working closely with our suppliers and customers. Changes in the price of raw materials are generally passed on to customers through contractual price mechanisms over time, during contract renewals and other means.

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

Sustainability is comprehensively embedded across our business, from how we run our manufacturing operations more efficiently to the investments we are making in sustainable packaging.  We believe responsible packaging is the answer to achieving less waste and that responsible packaging requires four things - innovative design, continued development of renewable and advanced raw materials, waste management infrastructure, and consumer participation. Berry is committed to responsible packaging and has (1) targeted 100% reusable, recyclable, or compostable packaging by 2025, (2) significantly increased our use of circular materials by entering into offtake agreements for both mechanically recycled and advanced recycled materials as well as expanded our own recycling operations in North America and Europe in order to meet our targeted 10% recycled  content by 2025, and (3) worked to drive greater recycling rates around the world.  With our global scale, deep industry experience, and strong capabilities, we are uniquely positioned to assist our customer in the design and development of more sustainable packaging.

We also work globally on continuous improvement of employee safety, energy usage, water efficiency, waste reduction, recycling and reducing our Green house Gas (GHG) emissions.  Our teams focus on improving the circularity and reducing the carbon footprint of our products.  We anticipate higher demand for products with lower emissions intensity where polymer resin based products are inherently well positioned since they typically have lower GHG emissions per functional unit compared to heavier alternatives such as paper, metal and glass.  Additionally, there is also significant work being done on the use of recycled and bio-based content, which typically has lower associated GHG emissions compared to other virgin materials.

Human Capital and Employees

Overview
Berry’s mission of ‘Always Advancing to Protect What’s Important’ has never been more critical as we are proud to work alongside our customers to supply products that are essential to everyday life.  We continue to prioritize the health and well-being of the communities we serve as well as our employees and their families, as our global teams remain dedicated to continuingly working with our business partners to ensure critical key supply chains remain uninterrupted and operational.

Health and Safety
Employee safety is our number one core value.  We believe when it comes to employee safety, our best should always be our standard.   It is through the adherence to our global Environment, Health, and Safety principles we have been able to identify and mitigate operational risks and drive continuous improvement, resulting in an OSHA incident rate below 1.0 which is significantly lower than the industry average.

Talent and Development
We seek to attract, develop and retain talent throughout the company.  Our succession management strategy focuses on a structured succession framework and multiple years of performance. Our holistic approach to developing key managers and identifying future leaders includes challenging assignments, formal development plans and professional coaching.  Resources to support employee development include operational programs, university partnerships, internal e-learning requirements, tuition reimbursement programs, and apprenticeships.

Employee Engagement
We seek to ensure that everyone is motivated to perform every day. To further that objective, our engagement approach focuses on clear communication and recognition. We communicate through regular employee meetings, at both the corporate and operating division levels, with business and market updates and information on production, safety, quality and other operating metrics. We have many recognition-oriented awards throughout our company and conduct company-wide engagement surveys which have generally indicated high levels of engagement and trust in Berry’s leadership.

Inclusion and Diversity
We strive to build a safe and inclusive culture where employees feel valued and treated with respect.  We believe inclusion helps drive engagement, innovation and organizational growth.  Our focus to date has been on providing training for our global workforce and increasing awareness about the importance of having a culture of inclusion.

Ethics
Our employees are expected to act with integrity and we maintain a Global Code of Business Ethics which is attested by every Berry employee and provides the Company's framework for ethical business. We provide targeted annual training across the globe to reinforce our commitment to ethics and drive adherence to the laws in each jurisdiction in which we operate.

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

Item 1A.  RISK FACTORS

Operational Risks

Global Economic Conditions, including inflation and supply chain disruptions, may negatively impact our business operations and financial results.

Challenging current and future global economic conditions, including inflation and supply chain disruptions may negatively impact our business operations and financial results.  The Russia-Ukraine conflict has increased volatility in world economies.  Current global economic challenges, including relatively high inflation and supply chain constraints may continue to put pressure on our business.

When challenging economic conditions exist, our customers may delay, decrease or cancel purchases from us, and may also delay payment or fail to pay us altogether. Suppliers may have difficulty filling our orders and distributors may have difficulty getting our products to customers, which may affect our ability to meet customer demands, and result in a loss of business. Weakened global economic conditions may also result in unfavorable changes in our product prices, product mix and profit margins. Although we take measures to mitigate the impact of inflation, including through pricing actions and productivity programs, if these actions are not effective our cash flow, financial condition, and results of operations could be adversely impacted. In addition, there could be a time lag between recognizing the benefit of our mitigating actions and when the inflation occurs and there is no assurance that our mitigating measures will be able to fully mitigate the impact of inflation.

Political volatility  may also contribute to the general economic conditions and regulatory uncertainty in regions in which we operate.  Future unrest and changing policies could result in an adverse impact to our financial condition. Political developments can also disrupt the markets we serve and the tax jurisdictions in which we operate and may affect our business, financial condition and results of operations.

Raw material inflation or shortage of available materials could harm our financial condition and results of operations.

Raw materials are subject to price fluctuations and availability, due to external factors, such as the Russia-Ukraine conflict, weather-related events, or other supply chain challenges, which are beyond our control.  Temporary industry-wide shortages of raw materials have occurred in the past, which can lead to increased raw material price volatility.  Additionally, our suppliers could experience cost increases to produce raw material due to increases in carbon pricing.  Historically we have been able to manage the impact of higher costs by increasing our selling prices.  We have generally been well positioned to capture additional market share as our primarily raw material, polymer resin, is typically a lower cost and more versatile substrate compared to alternatives.  However, raw material shortages or our inability to timely pass-through increased costs to our customers may adversely affect our business, financial condition and results of operations.

Weather related events could negatively impact our results of operations.

Weather related events could adversely impact on our business and those of our customers, suppliers, and partners.  Such events may have a physical impact on our facilities, inventory, suppliers, and equipment and any unplanned downtime at any of our facilities could result in unabsorbed costs that could negatively impact our results of operations for the period in which it experienced the downtime.  Longer-term changes in climate patterns could alter future customer demand, impact supply chains and increase operating costs.  However, any such changes are uncertain and we cannot predict the net impact from such events.

We may not be able to compete successfully and our customers may not continue to purchase our products.

We compete with multiple companies in each of our product lines on the basis of a number of considerations, including price, service, quality, product characteristics and the ability to supply products to customers in a timely manner.  Our products also compete with various other substrates.  Some of these competitive products are not subject to the impact of changes in resin prices, which may have a significant and negative impact on our competitive position versus substitute products.  Additionally, consumer views on environmental considerations could potentially impact demand for our products that utilize fossil fuel based materials in their manufacturing.  Our competitors may have financial and other resources that are substantially greater than ours and may be better able than us to withstand higher costs.  Competition and product preference changes could result in our products losing market share or our having to reduce our prices, either of which could have a material adverse effect on our business, financial condition and results of operations.  In addition, since we do not have long-term arrangements with many of our customers, these competitive factors could cause our customers to shift suppliers and/or packaging material quickly.

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

While we manufacture our products in a large number of diversified facilities and maintain insurance covering our facilities, including business interruption insurance, a catastrophic loss of the use of all or a portion of one of our key manufacturing facilities due to accident, labor issues, weather conditions, natural disaster, pandemic or otherwise, whether short or long-term, could result in future losses.

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

Labor is subject to cost inflation, availability and workforce participation rates, all of which could be impacted by factors beyond our control.  As a result, there can be no assurance we will be able to recruit, train, assimilate, motivate and retain employees in the future.  The loss of a substantial number of these employees or a prolonged labor dispute could disrupt our business and result in future losses.

We depend on information technology systems and infrastructure to operate our business, and increased cybersecurity threats, system inadequacies, and failures could disrupt our operations, compromise customer, employee, vendor and other data which could negatively affect our business.

We rely on the efficient and uninterrupted operation of information technology systems and networks.  These systems and networks are vulnerable to increased threats and more sophisticated computer crime, energy interruptions, telecommunications failures, breakdowns, natural disasters, terrorism, war, computer malware or other malicious intrusions.

We also maintain and have access to data and information that is subject to privacy and security laws, regulations, and customer controls.  Despite our efforts to protect such information, breaches, misplaced or lost data and programming damages could result in a negative impact on the business.  While we have not had material system interruptions historically associated with these risks, there can be no assurance from future interruptions that could result in future losses.

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

We are subject to foreign exchange rate risk, both transactional and translational, which may negatively affect our financial performance. Exchange rates between transactional currencies may change rapidly due to a variety of factors.  Translational foreign exchange exposures result from exchange rate fluctuations in the conversion of entity functional currencies to U.S. dollars, our reporting currency, and may affect the reported value of our assets and liabilities and our income and expenses. In particular, our translational exposure may be impacted by movements in the exchange rate of the euro or the British pound sterling against the U.S. dollar.

Foreign operations are also subject to certain risks that are unique to doing business in foreign countries including shipping delays and supply chain challenges, disruption of energy, changes in applicable laws, including assessments of income and non-income related taxes, reduced protection of intellectual property, inability to readily repatriate cash to the U.S. effectively, and regulatory policies and various trade restrictions including potential changes to export taxes or countervailing and anti-dumping duties for exported products from these countries. Any of these risks could disrupt our business and result in significant losses. We are also subject to the Foreign Corrupt Practices Act and other anti-bribery and anti-corruption laws that generally bar bribes or unreasonable gifts to foreign governments or officials. We have implemented safeguards, training and policies to discourage these practices by our employees and agents. However, our existing safeguards, training and policies to assure compliance and any future improvements may prove to be less than effective and our employees or agents may engage in conduct for which we might be held responsible. If employees violate our policies, we may be subject to regulatory sanctions. Violations of these laws or regulations could result in sanctions including fines, debarment from export privileges and penalties and could adversely affect our business, financial condition and results of operations.

Current and future environmental and other governmental requirements could adversely affect our financial condition and our ability to conduct our business.

While we have not been required historically to make significant capital expenditures in order to comply with applicable environmental laws and regulations, we cannot predict our future capital expenditure requirements because of continually changing compliance standards and environmental technology.  Furthermore, violations or contaminated sites that we do not know about (including contamination caused by prior owners and operators of such sites or newly discovered information) could result in additional compliance or remediation costs or other liabilities.

In addition, federal, state, local, and foreign governments could enact laws or regulations concerning environmental matters, such as greenhouse gas (carbon) emissions, that increase the cost of producing, or otherwise adversely affect the demand for, packaging products.  Additionally, several governmental bodies in jurisdictions where we operate have introduced, or are contemplating introducing, regulatory change to address the potential impacts of changes in climate and global warming, which may have adverse impacts on our operations or financial results.  We believe that any such laws promulgated to date have not had a material adverse effect on us, as we have historically been able to manage the impact of higher costs by increasing our selling prices.  However, there can be no assurance that future legislation or regulation would not have a material adverse effect on us.

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

Item 1B.  UNRESOLVED STAFF COMMENTS

None.

Item 2.  PROPERTIES

Our primary manufacturing facilities by geographic area were as follows:

Geographic Region	Total Facilities	Leased Facilities
US and Canada	107	19
Europe	119	23
Rest of world	41	24

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

PART II

Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock “BERY” is listed on the New York Stock Exchange. As of the date of this filing there were fewer than 500 active record holders of the common stock, but we estimate the number of beneficial stockholders to be much higher as a number of our shares are held by brokers or dealers for their customers in street name. During fiscal 2021 and 2022, we did not declare or pay any cash dividends on our common stock.

Issuer Purchases of Equity Securities

The following table summarizes the Company's repurchases of its common stock during the Quarterly Period ended October 1, 2022.

Fiscal Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Dollar Value of Shares that May Yet be Purchased Under the Program (in millions) (a)
July	132,000	$55.00	132,000	$407
August	716,963	57.13	716,963	366
September	440,850	54.54	440,850	342
Total	1,289,813	$56.02	1,289,813	$342

(a)
All open market purchases during the quarter were made under the fiscal 2022 authorization from our board of directors to purchase up to $1 billion of shares of common stock.  (See Note 9. Stockholders' Equity and Note 12. Subsequent Events)

Item 6.  RESERVED

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Outlook

The Company is affected by general economic and industrial growth, raw material availability, cost inflation, supply chain disruptions, and general industrial production.  Our business has both geographic and end market diversity, which reduces the effect of any one of these factors on our overall performance.  Our results are affected by our ability to pass through raw material and other cost changes to our customers, improve manufacturing productivity and adapt to volume changes of our customers.  Despite global macro-economic challenges in the short-term attributed to continued rising inflation, supply chain disruptions, currency devaluation and general market softness, in part because of the Russia-Ukraine conflict, we continue to believe our underlying long-term demand fundamental in all divisions will remain strong as we focus on delivering protective solutions that enhance consumer safety and by providing advantaged products in targeted markets.  For fiscal 2023, we project cash flow from operations between $1.4 to $1.5 billion and free cash flow between $800 million to $900 million.  Projected fiscal 2023 free cash flow assumes $600 million of capital spending.  For the definition of free cash flow and further information related to free cash flow as a non-GAAP financial measure, see “Liquidity and Capital Resources.”

Recent Dispositions

During fiscal 2022, the Company completed the sale of its rotational molding business, which was operated in the Consumer Packaging International segment for net proceeds of $111 million.  A pretax gain of $8 million was recorded in fiscal 2022 within Restructuring and transaction activities on the Consolidated Statements of Income.  In fiscal 2021, the rotational molding business recorded net sales of $146 million.

Discussion of Results of Operations for Fiscal 2022 Compared to Fiscal 2021

The Company's U.S. based results for fiscal 2022 and fiscal 2021 are based on a fifty-two and fifty-three week period, respectively.  Business integration expenses consist of restructuring and impairment charges, divestiture related costs, and other business optimization costs.  Tables present dollars in millions. A discussion and analysis regarding our results of operations for fiscal year 2021 compared to fiscal year 2020 can be found on Form 10-K, filed with the SEC on November 18, 2021.

Consolidated Overview	Fiscal Year
	2022	2021	$ Change	% Change
Net sales	$14,495	$13,850	$645	5%
Cost of goods sold	12,123	11,352	771	7%
Other operating expenses	1,130	1,206	(76)	(6)%
Operating income	$1,242	$1,292	$(50)	(4)%

Net sales:  The net sales growth is primarily attributed to increased selling prices of $1,650 million due to the pass through of inflation, partially offset by a $420 million unfavorable impact from foreign currency, a 2% organic volume decline, a $131 million decrease from extra shipping days in fiscal 2021, and fiscal 2021 divestiture sales of $118 million.  The volume decline is primarily attributed to supply chain disruptions, general market softness and the moderation of advantaged products related to the COVID-19 pandemic.

Cost of goods sold:  The cost of goods sold increase is primarily attributed to product mix and inflation of $1,618 million, partially offset by a $352 million favorable impact from foreign currency, the 2% volume decline, extra shipping days in fiscal 2021, and fiscal 2021 divestiture cost of goods sold of $93 million.

Other operating expenses:  The other operating expense decrease is primarily attributed to a $36 million impact from foreign currency, a $22 million decrease in amortization expense and fiscal 2021 divestiture other operating expenses.

Operating Income:  The operating income decrease is primarily attributed to a $32 million unfavorable impact from foreign currency, a $49 million decrease from the organic volume decline, a $22 million decrease from extra shipping days in fiscal 2021, and fiscal 2021 divestiture operating income of $16 million.  These decreases are partially offset by a $36 million decrease in business integration expense and a $30 million favorable impact from price cost spread and product mix.

Consumer Packaging International	Fiscal Year
	2022	2021	$ Change	% Change
Net sales	$4,293	$4,242	$51	1%
Operating income	$346	$317	$29	9%

Net sales:  The net sales growth is primarily attributed to increased selling prices of $498 million due to the pass through of inflation, partially offset by a $299 million unfavorable impact from foreign currency and fiscal 2021 divestiture sales of $84 million.

Operating Income: The operating income increase is primarily attributed to a $46 million decrease in business integration activities, a $26 million favorable impact from price cost spread.  These increases were partially offset by a $24 million impact from foreign currency, and fiscal 2021 divestiture operating income of $10 million.

Consumer Packaging North America	Fiscal Year
	2022	2021	$ Change	% Change
Net sales	$3,548	$3,141	$407	13%
Operating income	$338	$276	$62	22%

Net sales:  The net sales growth is primarily attributed to increased selling prices of $470 million due to the pass through of inflation, partially offset by a $40 million decrease from extra shipping days in fiscal 2021.

Operating Income:  The operating income increase is primarily attributed to a $72 million favorable impact from price cost spread, and a $10 million decrease in depreciation and amortization, partially offset by extra shipping days in fiscal 2021 and higher business integration expense.

Engineered Materials	Fiscal Year
	2022	2021	$ Change	% Change
Net sales	$3,488	$3,309	$179	5%
Operating income	$328	$301	$27	9%

Net sales:  The net sales growth is primarily attributed to increased selling prices of $500 million due to the pass through of inflation, partially offset by a 5% organic volume decline, a $72 million impact from foreign currency, a $44 million decrease from extra shipping days in fiscal 2021, and fiscal 2021 divestiture sales of $34 million.  The volume decline is primarily attributed to general market softness, product mix and supply chain disruptions.

Operating Income:  The operating income increase is primarily attributed to a $76 million favorable impact from price cost spread, partially offset by a $22 million decrease from the volume decline, fiscal 2021 divestiture operating income of $13 million and extra shipping days in fiscal 2021.

Health, Hygiene & Specialties	Fiscal Year
	2022	2021	$ Change	% Change
Net sales	$3,166	$3,158	$8	0%
Operating income	$230	$398	$(168)	(42)%

Net sales:  The net sales growth is primarily attributed to increased selling prices of $180 million due to the pass through of inflation, partially offset by a 3% organic volume decline, a $49 million impact from foreign currency, and a $42 million decrease from extra shipping days in fiscal 2021.  The volume decline is primarily attributed to the moderation of advantaged products related to the COVID-19 pandemic.

Operating Income:  The operating income decrease is primarily attributed to a $138 million unfavorable impact from price cost spread and negative product mix, a $14 million decline from the volume decline, and extra shipping days in fiscal 2021.

Other expense, net	Fiscal Year
	2022	2021	$ Change	% Change
Other expense, net	$22	$51	$(29)	(57)%

The Other expense decrease is primarily attributed to foreign currency changes related to the remeasurement of non-operating intercompany balances and debt extinguishment expense in fiscal 2021.

Interest expense, net	Fiscal Year
	2022	2021	$ Change	% Change
Interest expense, net	$286	$336	$(50)	(15)%

The interest expense decrease is primarily the result of foreign currency changes and repayments on long-term borrowings and refinancing activities in fiscal 2021.

Income tax expense	Fiscal Year
	2022	2021	$ Change	% Change
Income tax expense	$168	$172	$(4)	(2)%

Our effective tax rate for fiscal 2022 was 18% and was positively impacted by 2% from a deferred rate revalue, 2% from federal and state tax credits, and 2% from lapse in uncertain tax positions.  These favorable items were partially offset by other discrete items.  See Note 6. Income Taxes.

Comprehensive Income	Fiscal Year
	2022	2021	$ Change	% Change
Comprehensive Income	$659	$988	$(329)	(33)%

The decrease in comprehensive income is primarily attributed to a $425 million unfavorable change in currency translation, partially offset by a $77 million favorable change in the fair value of interest rate hedges and a $33 million increase in net income.  Currency translation losses are primarily related to non-U.S. subsidiaries with a functional currency other than the U.S. dollar whereby assets and liabilities are translated from the respective functional currency into U.S. dollars using period-end exchange rates.  The change in currency translation was primarily attributed to locations utilizing the euro, British pound sterling, and Chinese renminbi as their functional currency.  As part of the overall risk management, the Company uses derivative instruments to reduce exposure to changes in interest rates attributed to the Company’s floating-rate borrowings and records changes to the fair value of these instruments in Accumulated other comprehensive income (loss).  The change in fair value of these instruments in fiscal 2022 versus fiscal 2021 is primarily attributed to a change in the forward interest curve between measurement dates.

Liquidity and Capital Resources

Senior Secured Credit Facility

We manage our global cash requirements considering (i) available funds among the many subsidiaries through which we conduct our business, (ii) the geographic location of our liquidity needs, and (iii) the cost to access international cash balances.  We have a $1,050 million asset-based revolving line of credit that matures in May 2024.  At the end of fiscal 2022, the Company had no outstanding balance on the revolving credit facility.  The Company was in compliance with all covenants at the end of fiscal 2022.  See Note 3. Long-Term Debt.

Cash Flows from Operating Activities

Net cash provided by operating activities decreased $17 million from fiscal 2021 primarily attributed to working capital inflation, partially offset by derivatives settlements.

Cash Flows from Investing Activities

Net cash used in investing activities decreased $28 million from fiscal 2021 primarily attributed to the settlement of net investment hedges, partially offset by fewer proceeds for the divestiture of business compared to fiscal 2021.

Cash Flows from Financing Activities

Net cash used in financing activities decreased $37 million from fiscal 2021 primarily attributed to lower net repayments on long-term borrowings, partially offset by fiscal 2022 repurchases of common stock.

Dividends

In November 2022, the Company’s Board of Directors authorized a quarterly cash dividend of $0.25 per share (See Note 12. Subsequent Events).

Share Repurchases

During fiscal 2022, the Company repurchased approximately 12.2 million shares for $709 million.  The Company did not have any share repurchases in fiscal 2021 or 2020.  As of October 1, 2022, authorized share repurchases of $342 million remained available to the Company under the prior Board authorization.  In November 2022, the Board approved an additional $700 million in authorized share repurchases (See Note 12. Subsequent Events).

Free Cash Flow

We define "free cash flow" as cash flow from operating activities less net additions to property, plant and equipment.  Based on our definition, our consolidated free cash flow is summarized as follows:

	Fiscal years ended
	October 1, 2022	October 2, 2021
Cash flow from operating activities	$1,563	$1,580
Additions to property, plant and equipment, net	(687)	(676)
Free cash flow	$876	$904

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

Liquidity Outlook

At the end of fiscal 2022, our cash balance was $1,410 million, of which approximately 50% was located outside the U.S.  We believe our existing and future U.S. based cash and cash flow from U.S. operations, together with available borrowings under our senior secured credit facilities, will be adequate to meet our short-term and long-term liquidity needs with the exception of funds needed to cover all long-term debt obligations which we intend to refinance prior to maturity.  The Company has the ability to repatriate the cash located outside the U.S. to the extent not needed to meet operational and capital needs without significant restrictions.  Our unremitted foreign earnings were $1.7 billion at the end of fiscal 2022.  The computation of the deferred tax liability associated with unremitted earnings is not practicable.

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

Year Ended
October 1, 2022
Net sales	$7,654
Gross profit	1,581
Earnings from continuing operations	506
Net income (a)	$506

(a) Includes $39 million of income associated with intercompany activity with non-guarantor subsidiaries.

	October 1, 2022	October 2, 2021
Assets
Current assets	$2,432	$2,293
Noncurrent assets	6,137	5,979

Liabilities
Current liabilities	$1,536	$1,533
Intercompany payable	634	629
Noncurrent liabilities	10,630	11,083

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

Pensions.  The accounting for our pension plans requires us to recognize the overfunded or underfunded status of the pension plans on our balance sheet.  We believe that the accounting estimates related to our pension plans are critical accounting estimates because they are highly susceptible to change from period to period based on the performance of plan assets, actuarial valuations, market conditions and contracted benefit changes.  See Note 1. Basis of Presentation and Summary of Significant Accounting Policies and Note 7. Retirement Plans.

Deferred Taxes and Effective Tax Rates.  We estimate the effective tax rate (“ETR”) and associated liabilities or assets for each of our legal entities in accordance with authoritative guidance.  We utilize tax planning to minimize or defer tax liabilities to future periods.  In recording ETRs and related liabilities and assets, we rely upon estimates, which are based upon our interpretation of U.S. and local tax laws as they apply to our legal entities and our overall tax structure.  Audits by local tax jurisdictions, including the U.S. Government, could yield different interpretations from our own and cause the Company to owe more taxes than originally recorded.  See Note 1. Basis of Presentation and Summary of Significant Accounting Policies and Note 6. Income Taxes.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to market risk from changes in interest rates primarily through our senior secured credit facilities. As of October 1, 2022, our senior secured credit facilities are comprised of (i) $3.4 billion term loans and (ii) a $1,050 million revolving credit facility with no borrowings outstanding. Borrowings under our senior secured credit facilities bear interest at a rate equal to an applicable margin plus LIBOR. The applicable margin for LIBOR rate borrowings under the revolving credit facility ranges from 1.25% to 1.50%, and the margin for the term loans is 1.75% per annum. As of October 1, 2022, the LIBOR rate of approximately 3.14% was applicable to the term loans. A 0.25% change in LIBOR would increase our annual interest expense by $3 million on variable rate term loans.

We seek to manage interest rate fluctuations through regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. These financial instruments are not used for trading or other speculative purposes. (See Note 4. Financial Instruments and Fair Value Measurements)

Foreign Currency Risk

As a global company, we face foreign currency risk exposure from fluctuating currency exchange rates, primarily the U.S. dollar against the euro, British pound sterling, and Chinese renminbi.  Significant fluctuations in currency rates can have a substantial impact, either positive or negative, on our revenue, cost of sales, and operating expenses.  Currency translation gains and losses are primarily related to non-U.S. subsidiaries with a functional currency other than U.S. dollars whereby assets and liabilities are translated from the respective functional currency into U.S. dollars using period-end exchange rates and impact our Comprehensive income.  A 10% decline in foreign currency exchange rates would have had an $18 million unfavorable impact on fiscal 2022 Net income.  (See Note 4. Financial Instruments and Fair Value Measurements)

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

In connection with the preparation of this Form 10-K, management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of October 1, 2022.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of October 1, 2022.

Management’s Report on Internal Controls over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework).  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s internal controls over financial reporting were effective as of October 1, 2022.

The effectiveness of our internal control over financial reporting as of October 1, 2022, has been audited by the Company’s independent registered public accounting firm, as stated in their report, which is included herein.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended October 1, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  OTHER INFORMATION

None.

Item 9C.  DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except as set forth below, the information required by this Item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with the 2023 Annual Meeting of Stockholders.

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

Item 11.  EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with the 2023 Annual Meeting of Stockholders.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item, is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with the 2023 Annual Meeting of Stockholders.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with the 2023 Annual Meeting of Stockholders.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with the 2023 Annual Meeting of Stockholders.

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

Item 16.  FORM 10-K SUMMARY

None.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Berry Global Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Berry Global Group, Inc. (the Company) as of October 1, 2022 and October 2, 2021, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended October 1, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at October 1, 2022 and October 2, 2021, and the results of its operations and its cash flows for each of the three years in the period ended October 1, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of October 1, 2022, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated November 18, 2022 expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosure to which it relates.

United Kingdom Defined Benefit Pension Obligation

Description of the Matter
At October 1, 2022 the aggregate United Kingdom (UK) defined benefit pension obligation was $480 million and exceeded the fair value of pension plan assets, resulting in an underfunded defined benefit pension obligation. As disclosed in Notes 1 and 7 to the consolidated financial statements, the Company recognizes the overfunded or underfunded status of its pension plans in the consolidated balance sheet. The obligations for these plans are actuarially determined and affected by assumptions, including discount rates and mortality rates.

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

To test the UK defined benefit pension obligation, we performed audit procedures that included, among others, evaluating the methodology used and the significant actuarial assumptions described above. We involved our actuarial specialists to assist with our audit procedures. We compared the actuarial assumptions used by management to historical trends and evaluated the change in the defined benefit pension obligation from prior year due to the change in service cost, interest cost, actuarial gains and losses, benefit payments, contributions and other activities. In addition, we evaluated management’s methodology for determining the discount rate that reflects the maturity and duration of the benefit payments and is used to measure the defined benefit pension obligation. As part of this assessment, we compared management’s selected discount rate to an independently developed range of reasonable discount rates. To evaluate the mortality rate assumption, we assessed whether the information is consistent with publicly available information, and whether any market data adjusted for entity-specific factors were applied.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1991.

Indianapolis, Indiana
November 18, 2022

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Berry Global Group, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Berry Global Group, Inc.’s internal control over financial reporting as of October 1, 2022, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Berry Global Group, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of October 1, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of October 1, 2022 and October 2, 2021, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended October 1, 2022, and the related notes and our report dated November 18, 2022 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Indianapolis, Indiana
November 18, 2022

Berry Global Group, Inc.
Consolidated Statements of Income
(in millions of dollars)

	Fiscal years ended
	October 1, 2022	October 2, 2021	September 26, 2020
Net sales	$14,495	$13,850	$11,709
Costs and expenses:
Cost of goods sold	12,123	11,352	9,301
Selling, general and administrative	850	867	850
Amortization of intangibles	257	288	300
Restructuring and transaction activities	23	51	79
Operating income	1,242	1,292	1,179

Other expense	22	51	31
Interest expense	286	336	435
Income before income taxes	934	905	713
Income tax expense	168	172	154
Net income	$766	$733	$559
Net income per share (see Note 11):
Basic	$5.87	$5.45	$4.22
Diluted	$5.77	$5.30	$4.14

Berry Global Group, Inc.
Consolidated Statements of Comprehensive Income
(in millions of dollars)

	Fiscal years ended
	October 1, 2022	October 2, 2021	September 26, 2020
Net income	$766	$733	$559
Currency translation	(301)	124	1
Pension and postretirement benefits	35	49	(60)
Derivative instruments	159	82	(106)
Other comprehensive (loss) income	(107)	255	(165)
Comprehensive income	$659	$988	$394

See notes to consolidated financial statements.

Berry Global Group, Inc.
Consolidated Balance Sheets
(in millions of dollars)

	October 1, 2022	October 2, 2021
Assets
Current assets:
Cash and cash equivalents	$1,410	$1,091
Accounts receivable	1,777	1,879
Inventories	1,802	1,907
Prepaid expenses and other current assets	175	217
Total current assets	5,164	5,094
Property, plant and equipment	4,342	4,677
Goodwill and intangible assets	6,685	7,434
Right-of-use assets	521	562
Other assets	244	115
Total assets	$16,956	$17,882

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,795	$2,041
Accrued employee costs	253	336
Other current liabilities	783	788
Current portion of long-term debt	13	21
Total current liabilities	2,844	3,186
Long-term debt	9,242	9,439
Deferred income taxes	707	568
Employee benefit obligations	160	276
Operating lease liabilities	429	466
Other long-term liabilities	378	767
Total liabilities	13,760	14,702

Stockholders’ equity:
Common stock (124.2 and 135.5 shares issued, respectively)	1	1
Additional paid-in capital	1,177	1,134
Retained earnings	2,421	2,341
Accumulated other comprehensive loss	(403)	(296)
Total stockholders’ equity	3,196	3,180
Total liabilities and stockholders’ equity	$16,956	$17,882

See notes to consolidated financial statements.

Berry Global Group, Inc.
Consolidated Statements of Cash Flows
(in millions of dollars)

	Fiscal years ended
	October 1, 2022	October 2, 2021	September 26, 2020

Cash Flows from Operating Activities:
Net income	$766	$733	$559

Adjustments to reconcile net cash from operating activities:
Depreciation	562	566	545
Amortization of intangibles	257	288	300
Non-cash interest expense	6	32	27
Share-based compensation expense	39	40	33
Deferred income tax	(48)	(73)	(96)
Other non-cash operating activities, net	(22)	49	42
Settlement of derivatives	201	—	11
Changes in operating assets and liabilities:
Accounts receivable	(86)	(331)	49
Inventories	(3)	(639)	48
Prepaid expenses and other assets	11	(30)	(12)
Accounts payable and other liabilities	(120)	945	24
Net cash from operating activities	1,563	1,580	1,530

Cash Flows from Investing Activities:
Additions to property, plant and equipment, net	(687)	(676)	(583)
Divestiture of businesses	128	165	—
Acquisition of business and purchase price derivatives	—	—	(14)
Settlement of net investment hedges	76	—	281
Net cash from investing activities	(483)	(511)	(316)

Cash Flows from Financing Activities:
Proceeds from long-term borrowings	—	2,716	1,202
Repayment of long-term borrowings	(22)	(3,496)	(2,436)
Proceeds from issuance of common stock	27	60	30
Repurchase of common stock	(709)	—	—
Debt financing costs	—	(21)	(16)
Net cash from financing activities	(704)	(741)	(1,220)
Effect of currency translation on cash	(57)	13	6
Net change in cash and cash equivalents	319	341	—
Cash and cash equivalents at beginning of period	1,091	750	750
Cash and cash equivalents at end of period	$1,410	$1,091	$750

See notes to consolidated financial statements.

Berry Global Group, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(in millions of dollars)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at September 28, 2019	$1	$949	$(386)	$1,054	$1,618
Net income	—	—	—	559	559
Other comprehensive loss	—	—	(165)	—	(165)
Share-based compensation	—	33	—	—	33
Proceeds from issuance of common stock	—	30	—	—	30
Acquisition(a)	—	22	—	—	22
Adoption of ASC 842	—	—	—	(5)	(5)
Balance at September 26, 2020	$1	$1,034	$(551)	$1,608	$2,092
Net income	—	—	—	733	733
Other comprehensive income	—	—	255	—	255
Share-based compensation	—	40	—	—	40
Proceeds from issuance of common stock	—	60	—	—	60
Balance at October 2, 2021	$1	$1,134	$(296)	$2,341	$3,180
Net income	—	—	—	766	766
Other comprehensive loss	—	—	(107)	—	(107)
Share-based compensation	—	39	—	—	39
Proceeds from issuance of common stock	—	27	—	—	27
Common stock repurchased and retired	—	(23)	—	(686)	(709)
Balance at October 1, 2022	$1	$1,177	$(403)	$2,421	$3,196

(a)	Represents noncontrolling interest

See notes to consolidated financial statements.

Berry Global Group, Inc.
Notes to Consolidated Financial Statements
(in millions of dollars, except as otherwise noted)

1.  Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

Berry Global Group, Inc.’s (“Berry,” “we,” or the “Company”) consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) pursuant to the rules and regulations of the Securities and Exchange Commissions.  Periods presented in these financial statements include fiscal periods ending October 1, 2022 (“fiscal 2022”), October 2, 2021 (“fiscal 2021”), and September 26, 2020 (“fiscal 2020”).  The Company’s U.S. based results for fiscal 2022 and fiscal 2020 are based on a fifty-two week period.  Fiscal 2021 was based on a fifty-three week period. The Company has evaluated subsequent events through the date the financial statements were issued.

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

Revenue Recognition and Accounts Receivable

Our revenues are primarily derived from the sale of non-woven, flexible and rigid products to customers.  Revenue is recognized when performance obligations are satisfied, in an amount reflecting the consideration to which the Company expects to be entitled.  We consider the promise to transfer products to be our sole performance obligation.  If the consideration agreed to in a contract includes a variable amount, we estimate the amount of consideration we expect to be entitled to in exchange for transferring the promised goods to the customer using the most likely amount method.  Our main sources of variable consideration are customer rebates.  There are no material instances where variable consideration is constrained and not recorded at the initial time of sale.  Generally, our revenue is recognized at a point in time for standard promised goods at the time of shipment, when title and risk of loss pass to the customer.  The accrual for customer rebates was $103 million and $104 million at October 1, 2022 and October 2, 2021, respectively, and is included in Other current liabilities on the Consolidated Balance Sheets.  The Company disaggregates revenue based on reportable business segment, geography, and significant product line.  See Note 10. Segment and Geographic Data.

Accounts receivable are presented net of allowance for credit losses of $18 million and $21 million at October 1, 2022 and October 2, 2021, respectively. The Company records its current expected credit losses based on a variety of factors including historical loss experience and current customer financial condition. The changes to our current expected credit losses, write-off activity, and  recoveries were not material for any of the periods presented.

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

Research and Development

Research and development costs are expensed when incurred.  The Company incurred research and development expenditures of $81 million, $90 million, and $79 million in fiscal 2022, 2021, and 2020, respectively.

Share-Based Compensation

The Company recognized total share-based compensation expense of $39 million, $40 million, and $33 million for fiscal 2022, 2021, and 2020, respectively.  The share-based compensation plan is more fully described in Note 9. Stockholders’ Equity.

Foreign Currency

For the non-U.S. subsidiaries that account in a functional currency other than U.S. dollars, assets and liabilities are translated into U.S. dollars using period-end exchange rates.  Sales and expenses are translated at the average exchange rates in effect during the period.  Foreign currency translation gains and losses are included as a component of Accumulated other comprehensive loss within Stockholders’ equity.  Gains and losses resulting from foreign currency transactions are included in the Consolidated Statements of Income.

Cash and Cash Equivalents

All highly liquid investments purchased with a maturity of three months or less from the time of purchase are considered to be cash equivalents.

Inventories

Inventories are stated at the lower of cost or net realizable value and are valued using the first-in, first-out method.  Management periodically reviews inventory balances, using recent and future expected sales to identify slow-moving and/or obsolete items. The cost of spare parts is charged to cost of goods sold when purchased.  We evaluate our reserve for inventory obsolescence on a quarterly basis and review inventory on-hand to determine future salability.  We base our determinations on the age of the inventory and the experience of our personnel.  We reserve inventory that we deem to be not salable in the quarter in which we make the determination.  We believe, based on past history and our policies and procedures, that our net inventory is salable.  Inventory as of fiscal 2022 and 2021 was:

Inventories:	2022	2021
Finished goods	$1,010	$960
Raw materials	792	947
	$1,802	$1,907

Property, Plant and Equipment

Property, plant and equipment are stated at cost.  Depreciation is computed primarily by the straight-line method over the estimated useful lives of the assets ranging from 15 to 40 years for buildings and improvements, 2 to 20 years for machinery, equipment, and tooling, and over the term of the agreement for capital leases.  Leasehold improvements are depreciated over the shorter of the useful life of the improvement or the lease term.  Repairs and maintenance costs are charged to expense as incurred.  Property, plant and equipment as of fiscal 2022 and 2021 was:

Property, plant and equipment:	2022	2021
Land, buildings and improvements	$1,602	$1,699
Equipment and construction in progress	6,916	6,800
	8,518	8,499
Less accumulated depreciation	(4,176)	(3,822)
	$4,342	$4,677

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

Goodwill

The changes in the carrying amount of goodwill by reportable segment are as follows:

	Consumer Packaging International	Consumer Packaging North America	Engineered Materials	Health, Hygiene & Specialties	Total
Balance as of fiscal 2020	$1,999	$1,540	$700	$934	$5,173
Foreign currency translation adjustment	36	1	(1)	2	38
Dispositions	(19)	—	—	—	(19)
Balance as of fiscal 2021	$2,016	$1,541	$699	$936	$5,192
Foreign currency translation adjustment	(250)	(1)	(37)	(18)	(306)
Dispositions	(54)	—	—	—	(54)
Balance as of fiscal 2022	$1,712	$1,540	$662	$918	$4,832

In fiscal year 2022, the Company completed a qualitative analysis to evaluate impairment of goodwill and concluded that it was more likely than not that the fair value for each reporting unit exceeded the carrying amount.  We reached this conclusion based on the strong valuations within the packaging industry and operating results of our reporting units, in addition to leveraging the quantitative test performed in fiscal 2020.  As a result of our annual impairment evaluations the Company concluded that no impairment existed in fiscal 2022.

Deferred Financing Fees

Deferred financing fees are amortized to interest expense using the effective interest method over the lives of the respective debt agreements.  Pursuant to ASC 835-30, the Company presents $60 million and $77 million as of fiscal 2022 and fiscal 2021, respectively, of debt issuance and deferred financing costs on the balance sheet as a deduction from the carrying amount of the related debt liability, instead of a deferred charge.

Intangible Assets

The changes in the carrying amount of intangible assets are as follows:

	Customer Relationships	Trademarks	Other Intangibles	Accumulated Amortization	Total
Balance as of fiscal 2020	$3,323	$522	$129	$(1,477)	$2,497
Foreign currency translation adjustment	32	4	(1)	(2)	33
Amortization expense	—	—	—	(288)	(288)
Netting of fully amortized intangibles	(26)	(1)	(6)	33	—
Balance as of fiscal 2021	$3,329	$525	$122	$(1,734)	$2,242
Foreign currency translation adjustment	(172)	(31)	(1)	66	(138)
Amortization expense	—	—	—	(257)	(257)
Additions	—	—	6	—	6
Balance as of fiscal 2022	$3,157	$494	$127	$(1,925)	$1,853

Customer relationships are being amortized using an accelerated amortization method which corresponds with the customer attrition rates used in the initial valuation of the intangibles over the estimated life of the relationships which range from 5 to 17 years. Definite lived trademarks are being amortized using the straight-line method over the estimated life of the assets which are not more than 15 years.  Other intangibles, which include technology and licenses, are being amortized using the straight-line method over the estimated life of the assets which range from 5 to 14 years.  The Company has trademarks that total $247 million that are indefinite lived and we test annually for impairment on the first day of the fourth quarter.  We completed the annual impairment test of our indefinite lived trade names utilizing the qualitative method in 2022 and 2021 and the relief from royalty method in fiscal 2020 and noted no impairment.

Future amortization expense for definite lived intangibles as of fiscal 2022 for the next five fiscal years is $232 million, $220 million, $207 million, $194 million, and $161 million each year for fiscal years ending 2023, 2024, 2025, 2026, and 2027, respectively.

Insurable Liabilities

The Company records liabilities for the self-insured portion of workers’ compensation, health, product, general and auto liabilities.  The determination of these liabilities and related expenses is dependent on claims experience.  For most of these liabilities, claims incurred but not yet reported are estimated based upon historical claims experience.

Leases
The Company leases certain manufacturing facilities, warehouses, office space, manufacturing equipment, office equipment, and automobiles.  We recognize right-of-use assets and lease liabilities for leases with original lease terms greater than one year based on the present value of lease payments over the lease term using our incremental borrowing rate on a collateralized basis.  Short-term leases, with original lease terms of less than one year, are not recognized on the balance sheet. We are party to certain leases, namely for manufacturing facilities, which offer renewal options to extend the original lease term. Renewal options are included in the right-of-use asset and lease liability based on our assessment of the probability that the options will be exercised. See Note 5. Commitments, Leases and Contingencies.

At October 1, 2022, annual lease commitments were as follows:

Fiscal Year	Operating Leases	Finance Leases
2023	$111	$11
2024	96	9
2025	85	6
2026	75	8
2027	65	1
Thereafter	205	3
Total lease payments	637	38
Less: Interest	(100)	(5)
Present value of lease liabilities	$537	$33

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

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income and other comprehensive income (loss).  Other comprehensive income (loss) includes net unrealized gains or losses resulting from currency translations of foreign subsidiaries, changes in the value of our derivative instruments and adjustments to the pension liability.

The accumulated balances related to each component of other comprehensive income (loss), net of tax before reclassifications were as follows:

	Currency Translation	Defined Benefit Pension and Retiree Health Benefit Plans	Derivative Instruments	Accumulated Other Comprehensive Loss
Balance as of fiscal 2019	$(279)	$(56)	$(51)	$(386)
Other comprehensive income (loss)	1	3	(137)	(133)
Net amount reclassified from accumulated other comprehensive income (loss)	—	(63)	31	(32)
Balance as of fiscal 2020	$(278)	$(116)	$(157)	$(551)
Other comprehensive income (loss)	124	(5)	70	189
Net amount reclassified from accumulated other comprehensive income (loss)	—	54	12	66
Balance as of fiscal 2021	$(154)	$(67)	$(75)	$(296)
Other comprehensive income (loss)	(301)	32	158	(111)
Net amount reclassified from accumulated other comprehensive income (loss)	—	3	1	4
Balance as of fiscal 2022	$(455)	$(32)	$84	$(403)

Pension

The accounting for our pension plans requires us to recognize the overfunded or underfunded status of the pension plans on our balance sheet.  The selection of assumptions is based on historical trends and known economic and market conditions at the time of valuation, as well as independent studies of trends performed by our actuaries.  Pension benefit costs include assumptions for the discount rate, mortality rate, retirement age, and expected return on plan assets.  Retiree medical plan costs include assumptions for the discount rate, retirement age, and health-care-cost trend rates.  We review annually the discount rate used to calculate the present value of pension plan liabilities.  The discount rate used at each measurement date is set based on a high-quality corporate bond yield curve, derived based on bond universe information sourced from reputable third-party indices, data providers, and rating agencies.  In countries where there is no deep market in corporate bonds, we have used a government bond approach to set the discount rate.  In evaluating other assumptions, the Company considers many factors, including an evaluation of expected return on plan assets and the health-care-cost trend rates of other companies; historical assumptions compared with actual results; an analysis of current market conditions and asset allocations; and the views of advisers.

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

Recently Issued Accounting Pronouncements

Reference Rate Reform

In 2020, the FASB issued ASU 2020-04, Reference Rate Reform - Facilitation of the Effects of Reference Rate Reform on Financial Reporting (Topic 848).  This standard provides temporary optional expedients and exceptions to the GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates, such as SOFR.  ASU 2020-04 is effective upon issuance and generally can be applied through the end of calendar year 2022.  The Company plans to adopt this standard in fiscal 2023.  We do not expect a material change to our consolidated financial statements or disclosures.

2.  Dispositions

During fiscal 2022, the Company completed the sale of its rotational molding business, which was operated in the Consumer Packaging International segment for net proceeds of $111 million.  A pretax gain of $8 million was recorded in fiscal 2022 within Restructuring and transaction activities on the Consolidated Statements of Income.  In fiscal 2021, the rotational molding business recorded net sales of $146 million.

3.  Long-Term Debt

Long-term debt consists of the following:

Facility	Maturity Date	2022	2021
Term loan	July 2026	$3,440	$3,440
Revolving line of credit	May 2024	—	—
0.95% First Priority Senior Secured Notes	February 2024	800	800
1.00% First Priority Senior Secured Notes(a)	July 2025	686	810
1.57% First Priority Senior Secured Notes	January 2026	1,525	1,525
4.875% First Priority Senior Secured Notes	July 2026	1,250	1,250
1.65% First Priority Senior Secured Notes	January 2027	400	400
1.50% First Priority Senior Secured Notes(a)	July 2027	367	434
4.50% Second Priority Senior Secured Notes	February 2026	298	300
5.625% Second Priority Senior Secured Notes	July 2027	500	500
Debt discounts and deferred fees		(60)	(77)
Finance leases and other	Various	49	78
Total long-term debt		9,255	9,460
Current portion of long-term debt		(13)	(21)
Long-term debt, less current portion		$9,242	$9,439
(a)	Euro denominated

Berry Global, Inc. Senior Secured Credit Facility

Our wholly owned subsidiary Berry Global, Inc.’s senior secured credit facilities consist of $3.4 billion of term loans and a $1,050 million asset-based revolving line of credit.  The availability under the revolving line of credit is the lesser of $1,050 million or based on a defined borrowing base which is calculated based on available accounts receivable and inventory.

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

Despite not having financial maintenance covenants, our debt agreements contain certain negative covenants.  We are in compliance with all covenants as of October 1, 2022.  The failure to comply with these negative covenants could restrict our ability to incur additional indebtedness, effect acquisitions, enter into certain significant business combinations, make distributions or redeem indebtedness.

Future maturities of long-term debt as of fiscal year end 2022 are as follows:

Fiscal Year	Maturities
2023	$13
2024	810
2025	692
2026	6,523
2027	1,269
Thereafter	8
$9,315

Interest paid was $289 million, $318 million, and $430 million in fiscal 2022, 2021, and 2020, respectively.

4.  Financial Instruments and Fair Value Measurements

In the normal course of business, the Company is exposed to certain risks arising from business operations and economic factors.  The Company may use derivative financial instruments to help manage exposure to fluctuations in interest rates and foreign currencies.  These financial instruments are not used for trading or other speculative purposes.  For those derivative instruments that are designated and qualify as hedging instruments, the Company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge, or a hedge of a net investment in a foreign operation.

To the extent hedging relationships are found to be effective, changes in the fair value of the derivatives are offset by changes in the fair value of the related hedged item and recorded to Accumulated other comprehensive loss.  Changes in the fair value of a derivative not designated as a hedge, are recorded to the Consolidated Statements of Income.

Cross-Currency Swaps

The Company is party to certain cross-currency swaps to hedge a portion of our foreign currency risk.  The Company settled its €250 million swap agreement which matured May 2022 for proceeds of $6 million.  During fiscal 2022, the Company entered into additional transactions to cash settle existing cross-currency swaps and received proceeds of $70 million.  The swap settlement impact has been included as a component of Currency translation within Accumulated other comprehensive loss.  Following the settlement of the existing cross-currency swaps, we entered into new cross-currency swaps with matching notional amounts and maturity dates of the original swaps.
As of October 1, 2022, the swap agreements mature June 2024 (€1,625 million) and July 2027 (£700 million).  In addition to cross-currency swaps, we hedge a portion of our foreign currency risk by designating foreign currency denominated long-term debt as net investment hedges of certain foreign operations.  As of October 1, 2022, we had outstanding long-term debt of €785 million that was designated as a hedge of our net investment in certain euro-denominated foreign subsidiaries.  When valuing cross-currency swaps the Company utilizes Level 2 inputs (substantially observable).

Interest Rate Swaps

The primary purpose of the Company’s interest rate swap activities is to manage interest expense fluctuations associated with our outstanding variable rate term loan debt.  When valuing interest rate swaps the Company utilizes Level 2 inputs (substantially observable).

During fiscal 2022, the Company elected to cash settle existing interest rate swaps and received net proceeds of $201 million.  The offset is included in Accumulated other comprehensive loss and is being amortized to Interest expense through the term of the original swaps.  Following the settlement of the interest rate swaps, we entered into interest rate swaps with matching notional amounts and maturity dates of the original swaps.

As of October 1, 2022, the Company effectively had (i) a $450 million interest rate swap transaction that swaps a one-month variable LIBOR contract for a fixed annual rate of 4.128%, with an expiration date in June 2026, (ii) a $400 million interest rate swap transaction that swaps a one-month variable LIBOR contract for a fixed annual rate of 4.117% with an expiration date in June 2026, (iii) an $884 million interest rate swap transaction that swaps a one-month variable LIBOR contract for a fixed annual rate of 3.573%, with an expiration in June 2024, and (iv) a $473 million interest rate swap transaction that swaps a one-month variable LIBOR contract for a fixed annual rate of 4.370%, with an expiration in June 2024.

The Company records the fair value positions of all derivative financial instruments on a net basis by counterparty for which a master netting arrangement is utilized. Balances on a gross basis are as follows:

Derivative Instruments	Hedge Designation	Balance Sheet Location	2022	2021
Cross-currency swaps	Designated	Other assets	$147	$—
Cross-currency swaps	Designated	Other long-term liabilities	—	323
Interest rate swaps	Designated	Other assets	11	—
Interest rate swaps	Designated	Other long-term liabilities	3	82
Interest rate swaps	Not designated	Other long-term liabilities	117	49

The effect of the Company’s derivative instruments on the Consolidated Statements of Income is as follows:

Derivative instruments	Statements of Income Location	2022	2021	2020
Cross-currency swaps	Interest expense	$(21)	$(8)	$(25)
Interest rate swaps	Interest expense	40	69	32

The amortization related to unrealized losses in Accumulated other comprehensive loss is expected to be $27 million in the next 12 months.  The Company’s financial instruments consist primarily of cash and cash equivalents, long-term debt, interest rate swap agreements, cross-currency swap agreements and capital lease obligations.  The book value of our long-term indebtedness exceeded fair value by $561 million as of fiscal 2022, and fair value of our long-term indebtedness exceeded book value by $133 million as of fiscal 2021.  The Company’s long-term debt fair values were determined using Level 2 inputs as other significant observable inputs were not available.

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

Included in the following tables are the major categories of assets and their current carrying values that were measured at fair value on a non-recurring basis in the current year, along with the impairment loss recognized on the fair value measurement for the fiscal years then ended:

	2022
	Level 1	Level 2	Level 3	Total	Impairment
Indefinite lived trademarks	$—	$—	$247	$247	$—
Goodwill	—	—	4,832	4,832	—
Definite lived intangible assets	—	—	1,606	1,606	—
Property, plant and equipment	—	—	4,342	4,342	—
Total	$—	$—	$11,027	$11,027	$—

	2021
	Level 1	Level 2	Level 3	Total	Impairment
Indefinite lived trademarks	$—	$—	$248	$248	$—
Goodwill	—	—	5,192	5,192	—
Definite lived intangible assets	—	—	1,994	1,994	—
Property, plant and equipment	—	—	4,677	4,677	1
Total	$—	$—	$12,111	$12,111	$1

	2020
	Level 1	Level 2	Level 3	Total	Impairment
Indefinite lived trademarks	$—	$—	$248	$248	$—
Goodwill	—	—	5,173	5,173	—
Definite lived intangible assets	—	—	2,249	2,249	—
Property, plant and equipment	—	—	4,561	4,561	2
Total	$—	$—	$12,231	$12,231	$2

5.  Commitments, Leases and Contingencies

The Company has various purchase commitments for raw materials, supplies and property and equipment incidental to the ordinary conduct of business.

Collective Bargaining Agreements

At the end of fiscal 2022, we employed approximately 46,000 employees, and approximately 20% of those employees were covered by collective bargaining agreements.  The majority of these agreements are due for renegotiation annually.

Leases

Supplemental lease information is as follows:

Leases	Classification	2022	2021
Operating leases:
Operating lease right-of-use assets	Right-of-use asset	$521	$562
Current operating lease liabilities	Other current liabilities	108	113
Noncurrent operating lease liabilities	Operating lease liability	429	466
Finance leases:
Finance lease right-of-use assets	Property, plant, and equipment, net	$38	$57
Current finance lease liabilities	Current portion of long-term debt	9	14
Noncurrent finance lease liabilities	Long-term debt, less current portion	24	38

Lease Type	Cash Flow Classification	Lease Expense Category	2022	2021
Operating leases	Operating cash flows	Lease cost	$132	$127
Finance leases	Operating cash flows	Interest expense	2	2
Finance leases	Financing cash flows	-	19	23
Finance leases	-	Amortization of right-of-use assets	9	14

	2022	2021
Weighted-average remaining lease term - operating leases	7 years	8 years
Weighted-average remaining lease term - finance leases	3 years	4 years
Weighted-average discount rate - operating leases	4.5%	4.5%
Weighted-average discount rate - finance leases	4.5%	4.1%

Right-of-use assets obtained in exchange for new operating lease liabilities were $38 million for fiscal 2022.

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

6.  Income Taxes

The Company is being taxed at the U.S. corporate level as a C-Corporation and has provided U.S. Federal, State and foreign income taxes.  Significant components of income tax expense for the fiscal years ended are as follows:

	2022	2021	2020
Current
U.S.
Federal	$87	$56	$84
State	20	14	12
Non-U.S.	109	175	154
Total current	216	245	250

Deferred:
U.S.
Federal	4	17	(29)
State	(7)	(6)	(13)
Non-U.S.	(45)	(84)	(54)
Total deferred	(48)	(73)	(96)
Expense for income taxes	$168	$172	$154

U.S. income from continuing operations before income taxes was $449 million, $276 million, and $206 million for fiscal 2022, 2021, and 2020, respectively.  Non-U.S. income from continuing operations before income taxes was $485 million, $629 million, and $507 million for fiscal 2022, 2021, and 2020, respectively.  The Company paid cash taxes of $186 million, $200 million, and $243 million in fiscal 2022, 2021, and 2020, respectively.

The reconciliation between U.S. Federal income taxes at the statutory rate and the Company’s benefit for income taxes on continuing operations for fiscal years ended are as follows:

	2022	2021	2020
U.S. Federal income tax expense at the statutory rate	$196	$190	$150
Adjustments to reconcile to the income tax provision:
U.S. state income tax expense	20	11	6
Federal and state credits	(15)	(10)	(14)
Share-based compensation	(3)	(8)	(4)
Tax law changes	(17)	11	—
Withholding taxes	6	13	15
Changes in foreign valuation allowance	(5)	(14)	(8)
Foreign income taxed in the U.S.	8	12	9
Rate differences between U.S. and foreign	(8)	(8)	(6)
Sale of subsidiary	—	16	—
Permanent foreign currency differences	—	(30)	—
Other	(14)	(11)	6
Expense for income taxes	$168	$172	$154

Deferred income taxes result from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes.  The components of the net deferred income tax liability as of fiscal years ended are as follows:

	2022	2021
Deferred tax assets:
Accrued liabilities and reserves	$75	$101
Inventories	11	13
Net operating loss carryforward	235	273
Interest expense carryforward	107	58
Derivatives	—	105
Lease liability	134	144
Research and development credit carryforward	13	13
Federal and state tax credits	9	13
Other	48	49
Total deferred tax assets	632	769
Valuation allowance	(104)	(126)
Total deferred tax assets, net of valuation allowance	528	643
Deferred tax liabilities:
Property, plant and equipment	450	430
Intangible assets	471	563
Derivatives	94	—
Leased asset	131	139
Other	24	13
Total deferred tax liabilities	1,170	1,145
Net deferred tax liability	$(642)	$(502)

The Company had $65 million of net deferred tax assets recorded in Other assets, and $707 million of net deferred tax liabilities recorded in Deferred income taxes on the Consolidated Balance Sheets.

As of October 1, 2022, the Company has recorded deferred tax assets related to federal, state, and foreign net operating losses, interest expense, and tax credits.  These attributes are spread across multiple jurisdictions and generally have expiration periods beginning in 2021 while a portion remains available indefinitely.  Each attribute has been assessed for realization and a valuation allowance is recorded against the deferred tax assets to bring the net amount recorded to the amount more likely than not to be realized.  The valuation allowance against deferred tax assets was $104 million and $126 million as of the fiscal years ended 2022 and 2021, respectively, related to the foreign and U.S. federal and state operations.

The Company is permanently reinvested except to the extent the foreign earnings are previously taxed or to the extent that we have sufficient basis in our non-U.S. subsidiaries to repatriate earnings on an income tax free basis.

Uncertain Tax Positions

The following table summarizes the activity related to our gross unrecognized tax benefits for fiscal years ended:

	2022	2021
Beginning unrecognized tax benefits	$159	$168
Gross increases – tax positions in prior periods	2	9
Gross decreases - tax positions in prior periods	(19)	(6)
Gross increases – current period tax positions	13	6
Settlements	(9)	(4)
Lapse of statute of limitations	(25)	(14)
Ending unrecognized tax benefits	$121	$159

As of fiscal year end 2022, the amount of unrecognized tax benefit that, if recognized, would affect our effective tax rate was $104 million and we had $34 million accrued for payment of interest and penalties related to our uncertain tax positions.  Our penalties and interest related to uncertain tax positions are included in income tax expense.

As a result of global operations, we file income tax returns in the U.S. federal, various state and local, and foreign jurisdictions and are routinely subject to examination by taxing authorities throughout the world.  Excluding potential adjustments to net operating losses, the U.S. federal and state income tax returns are no longer subject to income tax assessments for years before 2018.  With few exceptions, the major foreign jurisdictions are no longer subject to income tax assessments for year before 2015.

7.  Retirement Plans

The Company sponsors defined contribution retirement plans covering substantially all employees.  Contributions are based upon a fixed dollar amount for employees who participate and percentages of employee contributions at specified thresholds.  Contribution expense for these plans was $42 million, $45 million, and $40 million for fiscal 2022, 2021, and 2020, respectively.

The majority of the North American and UK defined benefit pension plans, which cover certain manufacturing facilities, are closed to future entrants.  The assets of all the plans are held in a separate trustee administered fund to meet long-term liabilities for past and present employees.  The majority, $61 million, of Mainland Europe’s total underfunded status relates to non-contributory pension plans within our German operations.  There is no external funding for these plans although they are secured by insolvency insurance required under German law.  In general, the plans provide a fixed retirement benefit not related to salaries and are closed to new entrants.

The net amount of liability recognized is included in Employee Benefit Obligations on the Consolidated Balance Sheets.  The Company uses fiscal year end as a measurement date for the retirement plans.

	2022				2021
Change in Projected Benefit Obligations (PBO)	North America	UK	Mainland Europe	Total	North America	UK	Mainland Europe	Total
Beginning of period	$338	$888	$196	$1,422	$361	$888	$192	$1,441
Service cost	—	1	5	6	—	1	4	5
Interest cost	8	17	2	27	8	15	1	24
Currency	(1)	(152)	(30)	(183)	1	48	2	51
Actuarial loss (gain)	(77)	(244)	(37)	(358)	(12)	(28)	9	(31)
Benefit settlements	—	—	(5)	(5)	(3)	—	(5)	(8)
Benefits paid	(16)	(30)	(7)	(53)	(17)	(36)	(7)	(60)
End of period	$252	$480	$124	$856	$338	$888	$196	$1,422

	2022				2021
Change in Fair Value of Plan Assets	North America	UK	Mainland Europe	Total	North America	UK	Mainland Europe	Total
Beginning of period	$286	$828	$53	$1,167	$268	$769	$54	$1,091
Currency	(1)	(146)	(7)	(154)	1	41	1	43
Return on assets	(41)	(225)	(2)	(268)	36	28	3	67
Contributions	—	19	8	27	1	26	7	34
Benefit settlements	—	—	(5)	(5)	(3)	—	(5)	(8)
Benefits paid	(16)	(30)	(7)	(53)	(17)	(36)	(7)	(60)
End of period	$228	$446	$40	$714	$286	$828	$53	$1,167

Underfunded status	$(24)	$(34)	$(84)	$(142)	$(52)	$(60)	$(143)	$(255)

At the end of fiscal 2022, the Company had $65 million of net unrealized losses recorded in Accumulated other comprehensive loss on the Consolidated Balance Sheets.  The Company expects $1 million to be realized in fiscal 2023.

The following table presents significant weighted-average assumptions used to determine benefit obligation and benefit cost for the fiscal years ended:

(Percentages)	2022
	North America	UK	Mainland Europe
Weighted-average assumptions:
Discount rate for benefit obligation	5.1	5.2	3.6
Discount rate for net benefit cost	2.5	2.1	1.0
Expected return on plan assets for net benefit costs	6.1	4.2	2.1

(Percentages)	2021
	North America	UK	Mainland Europe
Weighted-average assumptions:
Discount rate for benefit obligation	2.5	2.2	1.0
Discount rate for net benefit cost	2.2	1.6	0.8
Expected return on plan assets for net benefit costs	6.1	4.1	2.0

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

Fiscal 2022 Asset Category	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$14	$—	$—	$14
U.S. large cap comingled equity funds	69	—	—	69
U.S. mid cap equity mutual funds	35	—	—	35
U.S. small cap equity & Corporate bond mutual funds	4	—	—	4
International equity mutual funds	9	99	—	108
Real estate equity investment funds	4	26	94	124
Corporate bonds	—	128	56	184
International fixed income funds	5	130	—	135
International insurance policies	—	—	41	41
Total	$140	$383	$191	$714

Fiscal 2021 Asset Category	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$55	$—	$—	$55
U.S. large cap comingled equity funds	84	—	—	84
U.S. mid cap equity mutual funds	50	—	—	50
U.S. small cap equity & Corporate bond mutual funds	8	—	—	8
International equity mutual funds	14	271	—	285
Real estate equity investment funds	7	86	101	194
Corporate bonds	—	157	40	197
International fixed income funds	81	161	—	242
International insurance policies	—	—	52	52
Total	$299	$675	$193	$1,167

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid for the fiscal year end:

	North America	UK	Mainland Europe	Total
2023	$19	$27	$7	$53
2024	18	28	8	54
2025	18	28	6	52
2026	19	29	6	54
2027	19	30	8	57
2028-2032	90	164	43	297

Net pension expense is recorded in Cost of goods sold and included the following components as of fiscal years ended:

	2022	2021	2020
Service cost	$6	$5	$1
Interest cost	27	24	26
Amortization of net actuarial loss	3	9	5
Expected return on plan assets	(51)	(51)	(46)
Net periodic benefit expense (income)	$(15)	$(13)	$(14)

Our defined benefit pension plan asset allocations as of fiscal years ended are as follows:

Asset Category	2022	2021
Equity securities and equity-like instruments	47%	53%
Debt securities and debt-like	45	38
International insurance policies	6	4
Other	2	5
Total	100%	100%

The Company’s retirement plan assets are invested with the objective of providing the plans the ability to fund current and future benefit payment requirements while minimizing annual Company contributions.  The retirement plans held $31 million of the Company’s stock at the end of fiscal 2022.  The Company re-addresses the allocation of its investments on a regular basis.

8.  Restructuring and Transaction Activities

The Company has announced various restructuring plans in the last three fiscal years which included shutting down facilities.  In all instances, the majority of the operations from rationalized facilities was transferred to other facilities within the respective segment. During fiscal 2020, 2021, and 2022, the Company did not shut down any facilities with significant net sales.

The table below sets forth the significant components of the restructuring and transaction activity charges recognized for the fiscal years ended, by segment:

	2022	2021	2020
Consumer Packaging International	$10	$56	$58
Consumer Packaging North America	5	—	10
Engineered Materials	2	(4)	6
Health, Hygiene & Specialties	6	(1)	5
Consolidated	$23	$51	$79

The table below sets forth the activity with respect to the restructuring charges and the impact on our accrued restructuring reserves:

	Restructuring
	Employee Severance and Benefits	Facility Exit Costs	Non-cash Impairment Charges	Transaction Activities	Total
Balance as of fiscal 2020	$10	$7	$—	$—	$17
Charges	11	7	1	32	51
Non-cash asset impairment	—	—	(1)	—	(1)
Cash	(15)	(9)	—	(32)	(56)
Balance as of fiscal 2021	$6	$5	$—	$—	$11
Charges	7	9	—	7	23
Cash	(11)	(11)	—	(7)	(29)
Balance as of fiscal 2022	$2	$3	$—	$—	$5

Since 2020, cumulative costs attributed to restructuring programs total $80 million.

9.  Stockholders’ Equity

Share Repurchases

During fiscal 2022, the Company repurchased approximately 12.2 million shares for $709 million, at an average price of $58.30.  No shares were repurchased during fiscal 2021 and 2020.  Authorized repurchases of $342 million remain available to the Company.  All share repurchases were immediately retired.  Common stock was reduced by the number of shares retired at $0.01 par value per share.  The Company allocates the excess purchase price over par value between additional paid-in capital and retained earnings.

Equity Incentive Plans

The Company has shareholder-approved stock plans under which options and restricted stock units have been granted to employees at the market value of the Company's stock on the date of grant.  In fiscal 2021, the Company amended the 2015 Berry Global Group, Inc. Long-Term Incentive Plan to authorize the issuance of 20.8 million shares, an increase of 8.3 million shares from the previous authorization.  The intrinsic value of options exercised in fiscal 2022 was $10 million.

Information related to the equity incentive plans as of the fiscal years ended are as follows:

	2022		2021
	Number of Shares (in thousands)	Weighted Average Exercise Price	Number of Shares (in thousands)	Weighted Average Exercise Price
Options outstanding, beginning of period	11,302	$44.54	11,460	$40.84
Options granted	1,192	66.47	1,946	54.22
Options exercised	(752)	35.31	(1,961)	32.23
Options forfeited or cancelled	(86)	51.72	(143)	48.72
Options outstanding, end of period	11,656	$47.33	11,302	$44.54

Option price range at end of period	$16.00-66.47		$10.24-54.33
Options exercisable at end of period	6,718		5,260
Weighted average fair value of options granted during period	$20.73		$16.36

Generally, options vest annually in equal installments commencing one year from the date of grant and have a vesting term of either four or five years, depending on the grant date, and an expiration term of 10 years from the date of grant.  The fair value for options granted has been estimated at the date of grant using a Black-Scholes model, generally with the following weighted average assumptions:

	2022	2021	2020
Risk-free interest rate	1.3%	0.5%	1.7%
Dividend yield	0.0%	0.0%	0.0%
Volatility factor	29.7%	30.4%	27.2%
Expected option life	6.0 years	6.0 years	6.5 years

The following table summarizes information about the options outstanding as of fiscal 2022:

Intrinsic Value of Outstanding (in millions)	Weighted Remaining Contractual Life	Weighted Exercise Price	Number Exercisable (in thousands)	Intrinsic Value of Exercisable (in millions)	Unrecognized Compensation (in millions)	Weighted Recognition Period
$46	6.1 years	$47.33	6,718	$42	$30	1.3 years

The Company's issued restricted stock units generally vest in equal installments over four years.  Compensation cost is recorded based upon the fair value of the shares at the grant date.

	2022		2021
	Number of Shares (in thousands)	Weighted Average Grant Price	Number of Shares (in thousands)	Weighted Average Grant Price
Awards outstanding, beginning of period	196	$54.22	—	$—
Awards granted	232	66.47	203	54.22
Awards vested	(64)	54.70	(2)	54.22
Awards forfeited or cancelled	(10)	60.30	(5)	54.22
Awards outstanding, end of period	354	$61.99	196	$54.22

The Company had equity incentive shares available for grant of 7.1 million and 8.5 million as of October 1, 2022 and October 2, 2021, respectively.

10.  Segment and Geographic Data

Berry’s operations are organized into four reporting segments: Consumer Packaging International, Consumer Packaging North America, Engineered Materials, and Health, Hygiene & Specialties.  The structure is designed to align us with our customers, provide improved service, and drive future growth in a cost efficient manner.

Selected information by reportable segment is presented in the following tables:

	2022	2021	2020
Net sales
Consumer Packaging International	$4,293	$4,242	$3,789
Consumer Packaging North America	3,548	3,141	2,560
Engineered Materials	3,488	3,309	2,766
Health, Hygiene & Specialties	3,166	3,158	2,594
Total	$14,495	$13,850	$11,709

Operating income
Consumer Packaging International	$346	$317	$273
Consumer Packaging North America	338	276	275
Engineered Materials	328	301	336
Health, Hygiene & Specialties	230	398	295
Total	$1,242	$1,292	$1,179

Depreciation and amortization
Consumer Packaging International	$317	$341	$315
Consumer Packaging North America	214	224	230
Engineered Materials	112	112	117
Health, Hygiene & Specialties	176	177	183
Total	$819	$854	$845

	2022	2021
Total assets:
Consumer Packaging International	$6,993	$7,800
Consumer Packaging North America	3,992	3,861
Engineered Materials	2,236	2,331
Health, Hygiene & Specialties	3,735	3,890
Total assets	$16,956	$17,882

Selected information by geographical region is presented in the following tables:

	2022	2021	2020
Net sales:
United States and Canada	$7,907	$7,351	$6,250
Europe	5,065	4,898	4,223
Rest of world	1,523	1,601	1,236
Total net sales	$14,495	$13,850	$11,709

	2022	2021
Long-lived assets:
United States and Canada	$6,826	$6,682
Europe	3,616	4,574
Rest of world	1,350	1,532
Total long-lived assets	$11,792	$12,788

Selected information by product line is presented in the following tables:

(in percentages)	2022	2021	2020
Net sales:
Packaging	76%	81%	80%
Non-packaging	24	19	20
Consumer Packaging International	100%	100%	100%

Rigid Open Top	62%	57%	55%
Rigid Closed Top	38	43	45
Consumer Packaging North America	100%	100%	100%

Core Films	59%	63%	58%
Retail & Industrial	41	37	42
Engineered Materials	100%	100%	100%

Health	14%	18%	18%
Hygiene	51	47	47
Specialties	35	35	35
Health, Hygiene & Specialties	100%	100%	100%

11.  Net Income per Share

Basic net income or earnings per share ("EPS") is calculated by dividing the net income attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for common stock equivalents.   Diluted EPS includes the effects of options and restricted stock units, if dilutive.

The following tables provide a reconciliation of the numerator and denominator of the basic and diluted EPS calculations:

(in millions, except per share amounts)	2022	2021	2020
Numerator
Consolidated net income	$766	$733	$559
Denominator
Weighted average common shares outstanding - basic	130.6	134.6	132.6
Dilutive shares	2.2	3.7	2.5
Weighted average common and common equivalent shares outstanding - diluted	132.8	138.3	135.1

Per common share earnings
Basic	$5.87	$5.45	$4.22
Diluted	$5.77	$5.30	$4.14

1 million and 7 million shares were excluded from the fiscal 2022 and 2020 diluted EPS calculation, respectively, as their effect would be anti-dilutive.   No shares were excluded from the fiscal 2021 calculation.

12.  Subsequent Events

In November 2022, the Company's Board of Directors authorized a quarterly cash dividend of $0.25 per share.  The first fiscal quarter payment will be paid on December 15, 2022 to shareholders of record as of December 1, 2022.

In November 2022, the Company announced an incremental board authorized $700 million of share repurchases.  Share repurchases will be made through open market purchases, privately negotiated transactions, Rule 10b5-1 plans, or other transactions in accordance with applicable securities laws and in such amounts at such times as the Company deems appropriate based upon prevailing market and business conditions and other factors.  The expanded share repurchase program has no expiration date and may be suspended at any time.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 18th day of November, 2022.

BERRY GLOBAL GROUP, INC.

By	/s/ Thomas E. Salmon
Thomas E. Salmon
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Thomas E. Salmon	Chief Executive Officer and Chairman of the Board of Directors and Director (Principal Executive Officer)	November 18, 2022
Thomas E. Salmon

/s/ Mark W. Miles	Chief Financial Officer (Principal Financial Officer)	November 18, 2022
Mark W. Miles

/s/ James M. Till	Executive Vice President and Controller (Principal Accounting Officer)	November 18, 2022
James M. Till

/s/ B. Evan Bayh	Director	November 18, 2022
B. Evan Bayh

/s/ Jonathan F. Foster	Director	November 18, 2022
Jonathan F. Foster

/s/ Idalene F. Kesner	Director	November 18, 2022
Idalene F. Kesner

/s/ Jill A. Rahman	Director	November 18, 2022
Jill A. Rahman

/s/ Carl J. Rickertsen	Director	November 18, 2022
Carl J. Rickertsen

/s/ Paula Sneed	Director	November 18, 2022
Paula Sneed

/s/ Robert A. Steele	Director	November 18, 2022
Robert A. Steele

/s/ Stephen E. Sterrett	Director	November 18, 2022
Stephen E. Sterrett

/s/ Scott B. Ullem	Director	November 18, 2022
Scott B. Ullem