Form 10-Q
period 2022-12-31
BERRY GLOBAL GROUP, INC.
filed 2023-02-02
CIK 1378992

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

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

There were 121.4 million shares of common stock outstanding at February 2, 2023.

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

Berry Global Group, Inc.
Form 10-Q Index
For Quarterly Period Ended December 31, 2022

Index

Part I. Financial Information

Item 1.	Financial Statements

Berry Global Group, Inc.
Consolidated Statements of Income
(Unaudited)
(in millions of dollars, except per share amounts)

	Quarterly Period Ended
	December 31, 2022	January 1, 2022
Net sales	$3,060	$3,573
Costs and expenses:
Cost of goods sold	2,542	3,038
Selling, general and administrative	236	235
Amortization of intangibles	60	68
Restructuring and transaction activities	12	3
Operating income	210	229
Other expense	1	—
Interest expense	71	71
Income before income taxes	138	158
Income tax expense	32	37
Net income	$106	$121

Net income per share:
Basic	$0.86	$0.89
Diluted	0.85	0.87

Consolidated Statements of Comprehensive Income
(Unaudited)
(in millions of dollars)

	Quarterly Period Ended
	December 31, 2022	January 1, 2022
Net income	$106	$121
Other comprehensive income, net of tax:
Currency translation	141	(22)
Derivative instruments	(1)	29
Other comprehensive income	140	7
Comprehensive income	$246	$128

See notes to consolidated financial statements.

Index

Berry Global Group, Inc.
Consolidated Balance Sheets
(in millions of dollars)

	December 31, 2022	October 1, 2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$717	$1,410
Accounts receivable	1,617	1,777
Finished goods	1,081	1,010
Raw materials and supplies	820	792
Prepaid expenses and other current assets	234	175
Total current assets	4,469	5,164
Noncurrent assets:
Property, plant and equipment	4,523	4,342
Goodwill and intangible assets	6,816	6,685
Right-of-use assets	527	521
Other assets	116	244
Total assets	$16,451	$16,956

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,208	$1,795
Accrued employee costs	231	253
Other current liabilities	804	783
Current portion of long-term debt	12	13
Total current liabilities	2,255	2,844
Noncurrent liabilities:
Long-term debt	9,260	9,242
Deferred income taxes	616	707
Employee benefit obligations	166	160
Operating lease liabilities	433	429
Other long-term liabilities	462	378
Total liabilities	13,192	13,760

Stockholders’ equity:
Common stock (121.7 and 124.2 million shares issued, respectively)	1	1
Additional paid-in capital	1,199	1,177
Retained earnings	2,322	2,421
Accumulated other comprehensive loss	(263)	(403)
Total stockholders’ equity	3,259	3,196
Total liabilities and stockholders’ equity	$16,451	$16,956

See notes to consolidated financial statements.

Index

Berry Global Group, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(in millions of dollars)

	Quarterly Period Ended
	December 31, 2022	January 1, 2022
Cash Flows from Operating Activities:
Net income	$106	$121
Adjustments to reconcile net cash from operating activities:
Depreciation	139	143
Amortization of intangibles	60	68
Non-cash interest (income) expense, net	(13)	3
Deferred income tax	(33)	(12)
Share-based compensation expense	23	21
Other non-cash operating activities, net	(3)	(8)
Changes in working capital	(508)	(637)
Changes in other assets and liabilities	(4)	(3)
Net cash from operating activities	(233)	(304)

Cash Flows from Investing Activities:
Additions to property, plant and equipment, net	(211)	(162)
Net cash from investing activities	(211)	(162)

Cash Flows from Financing Activities:
Repayments on long-term borrowings	(84)	(5)
Proceeds from issuance of common stock	5	16
Repurchase of common stock	(166)	(51)
Dividends paid	(33)	—
Net cash from financing activities	(278)	(40)
Effect of currency translation on cash	29	(3)
Net change in cash and cash equivalents	(693)	(509)
Cash and cash equivalents at beginning of period	1,410	1,091
Cash and cash equivalents at end of period	$717	$582

See notes to consolidated financial statements.

Index

Berry Global Group, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
(in millions of dollars)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at October 1, 2022	$1	$1,177	$(403)	$2,421	$3,196
Net income	—	—	—	106	106
Other comprehensive income	—	—	140	—	140
Share-based compensation	—	23	—	—	23
Proceeds from issuance of common stock	—	5	—	—	5
Common stock repurchased and retired	—	(6)	—	(172)	(178)
Dividends paid	—	—	—	(33)	(33)
Balance at December 31, 2022	$1	$1,199	$(263)	$2,322	$3,259

Balance at October 2, 2021	$1	$1,134	$(296)	$2,341	$3,180
Net income	—	—	—	121	121
Other comprehensive income	—	—	7	—	7
Share-based compensation	—	21	—	—	21
Proceeds from issuance of common stock	—	16	—	—	16
Common stock repurchased and retired	—	(1)	—	(50)	(51)
Balance at January 1, 2022	$1	$1,170	$(289)	$2,412	$3,294

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

2.  Recent Accounting Pronouncements

Reference Rate Reform

In 2020, the FASB issued ASU 2020-04, Reference Rate Reform - Facilitation of the Effects of Reference Rate Reform on Financial Reporting (Topic 848).  This standard provides temporary optional expedients and exceptions to the GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates, such as SOFR.  In 2022, the FASB issued ASU 2022-06, which deferred the sunset date of Topic 848 to December 31, 2024.  The Company is evaluating timing of adoption, but does not expect a material change to our consolidated financial statements or disclosures.

3.  Revenue and Accounts Receivable

Our revenues are primarily derived from the sale of non-woven, flexible and rigid products to customers.  Revenue is recognized when performance obligations are satisfied, in an amount reflecting the consideration to which the Company expects to be entitled.  We consider the promise to transfer products to be our sole performance obligation.  If the consideration agreed to in a contract includes a variable amount, we estimate the amount of consideration we expect to be entitled to in exchange for transferring the promised goods to the customer using the most likely amount method.  Our main source of variable consideration is customer rebates.  There are no material instances where variable consideration is constrained and not recorded at the initial time of sale.  Generally, our revenue is recognized at a point in time for standard promised goods at the time of shipment, when title and risk of loss pass to the customer.  The accrual for customer rebates was $111 million and $103 million at December 31, 2022 and October 1, 2022, respectively, and is included in Other current liabilities on the Consolidated Balance Sheets.  The Company disaggregates revenue based on reportable business segment, geography, and significant product line.  Refer to Note 9. Segment and Geographic Data for further information.

Accounts receivable are presented net of allowance for credit losses of $18 million at December 31, 2022 and October 1, 2022.  The Company records its current expected credit losses based on a variety of factors including historical loss experience and current customer financial condition.  The changes to our current expected credit losses, write-off activity, and recoveries were not material for any of the periods presented.

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

Index
4.  Restructuring and Transaction Activities

The table below includes the significant components of the restructuring and transaction activities, by reporting segment:

	Quarterly Period Ended
	December 31, 2022	January 1, 2022
Consumer Packaging International	$3	$2
Consumer Packaging North America	1	1
Health, Hygiene & Specialties	3	(1)
Engineered Materials	5	1
Consolidated	$12	$3

The table below sets forth the activity with respect to the restructuring and transaction activities accrual at December 31, 2022:

	Restructuring
	Employee Severance and Benefits	Facility Exit Costs	Transaction Activities	Total
Balance at October 1, 2022	$2	$3	$—	$5
Charges	3	4	5	12
Cash payments	—	(4)	(5)	(9)
Balance at December 31, 2022	$5	$3	$—	$8

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

Supplemental lease information is as follows:

Leases	Classification	December 31, 2022	October 1, 2022
Operating leases:
Operating lease right-of-use assets	Right-of-use asset	$527	$521
Current operating lease liabilities	Other current liabilities	111	108
Noncurrent operating lease liabilities	Operating lease liability	433	429
Finance leases:
Finance lease right-of-use assets	Property, plant, and equipment, net	$36	$38
Current finance lease liabilities	Current portion of long-term debt	9	9
Noncurrent finance lease liabilities	Long-term debt, less current portion	23	24

			Quarterly Period Ended
Lease Type	Cash Flow Classification	Lease Expense Category	December 31, 2022	January 1, 2022
Operating	Operating	Lease cost	$35	$34
Finance	Operating	Interest expense	—	1
Finance	Financing	-	1	2
Finance	-	Amortization of right-of-use assets	2	3

Right-of-use assets obtained in exchange for new operating lease liabilities were $18 million for the quarterly period ended December 31, 2022.

Index
6.  Long-Term Debt

Long-term debt consists of the following:

Facility	Maturity Date	December 31, 2022	October 1, 2022
Term loan	July 2026	$3,390	3,440
Revolving line of credit	May 2024	—	—
0.95% First Priority Senior Secured Notes	February 2024	774	800
1.00% First Priority Senior Secured Notes (a)	July 2025	748	686
1.57% First Priority Senior Secured Notes	January 2026	1,525	1,525
4.875% First Priority Senior Secured Notes	July 2026	1,250	1,250
1.65% First Priority Senior Secured Notes	January 2027	400	400
1.50% First Priority Senior Secured Notes (a)	July 2027	401	367
4.50% Second Priority Senior Secured Notes	February 2026	291	298
5.625% Second Priority Senior Secured Notes	July 2027	500	500
Debt discounts and deferred fees		(55)	(60)
Finance leases and other	Various	48	49
Total long-term debt		9,272	9,255
Current portion of long-term debt		(12)	(13)
Long-term debt, less current portion		$9,260	9,242
(a)	Euro denominated

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

Cross-Currency Swaps

The Company is party to certain cross-currency swaps to hedge a portion of our foreign currency risk. The swap agreements mature June 2024 (€1,625 million) and July 2027 (£700 million). In addition to the cross-currency swaps, we hedge a portion of our foreign currency risk by designating foreign currency denominated long-term debt as net investment hedges of certain foreign operations. As of December 31, 2022, we had outstanding long-term debt of €785 million that was designated as a hedge of our net investment in certain euro-denominated foreign subsidiaries. When valuing cross-currency swaps the Company utilizes Level 2 inputs (substantially observable).

Interest Rate Swaps

The primary purpose of the Company’s interest rate swap activities is to manage interest expense variability associated with our outstanding variable rate term loan debt. When valuing interest rate swaps the Company utilizes Level 2 inputs (substantially observable).

As of December 31, 2022, the Company effectively had (i) a $450 million interest rate swap transaction that swaps a one-month variable LIBOR contract for a fixed annual rate of 4.128%, with an expiration in June 2026, (ii) a $400 million interest rate swap transaction that swaps a one-month variable LIBOR contract for a fixed annual rate of 4.117% with an expiration in June 2026, (iii) an $884 million interest rate swap transaction that swaps a one-month variable LIBOR contract for a fixed annual rate of 3.573%, with an expiration in June 2024, and (iv) a $473 million interest rate swap transaction that swaps a one-month variable LIBOR contract for a fixed annual rate of 4.370%, with an expiration in June 2024.

Index
The Company records the fair value positions of all derivative financial instruments on a net basis by counterparty for which a master netting arrangement is utilized. Balances on a gross basis are as follows:

Derivative Instruments	Hedge Designation	Balance Sheet Location	December 31, 2022	October 1, 2022
Cross-currency swaps	Designated	Other assets	—	147
Cross-currency swaps	Designated	Other long-term liabilities	79	—
Interest rate swaps	Designated	Other assets	18	11
Interest rate swaps	Designated	Other long-term liabilities	2	3
Interest rate swaps	Not designated	Other long-term liabilities	108	117

The effect of the Company’s derivative instruments, including the amortization of previously settled swaps, on the Consolidated Statements of Income is as follows:

		Quarterly Period Ended
Derivative Instruments	Statements of Income Location	December 31, 2022	January 1, 2022
Cross-currency swaps	Interest expense	$(11)	$(3)
Interest rate swaps	Interest expense	(6)	13

Non-recurring Fair Value Measurements

The Company has certain assets that are measured at fair value on a non-recurring basis when impairment indicators are present or when the Company completes an acquisition.  The Company adjusts certain long-lived assets to fair value only when the carrying values exceed the fair values.  The categorization of the framework used to value the assets is considered Level 3, due to the subjective nature of the unobservable inputs used to determine the fair value.  These assets that are subject to our annual impairment analysis primarily include our definite lived and indefinite lived intangible assets, including Goodwill and our property, plant and equipment.  The Company reviews Goodwill and other indefinite lived assets for impairment as of the first day of the fourth fiscal quarter each year and more frequently if impairment indicators exist.  The Company determined Goodwill and other indefinite lived assets were not impaired in our annual fiscal 2022 assessment.  No impairment indicators were identified in the current quarter.

Included in the following table are the major categories of assets measured at fair value on a non-recurring basis as of December 31, 2022 and October 1, 2022, along with the impairment loss recognized on the fair value measurement during the period:

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total	Impairment
Indefinite-lived trademarks	$—	$—	$248	$248	$—
Goodwill	—	—	4,966	4,966	—
Definite lived intangible assets	—	—	1,602	1,602	—
Property, plant, and equipment	—	—	4,523	4,523	—
Total	$—	$—	$11,339	$11,339	$—

	As of October 1, 2022
	Level 1	Level 2	Level 3	Total	Impairment
Indefinite-lived trademarks	$—	$—	$247	$247	$—
Goodwill	—	—	4,832	4,832	—
Definite lived intangible assets	—	—	1,606	1,606	—
Property, plant, and equipment	—	—	4,342	4,342	—
Total	$—	$—	$11,027	$11,027	$—

The Company’s financial instruments consist primarily of cash and cash equivalents, long-term debt, interest rate and cross-currency swap agreements, and finance lease obligations.  The book value of our marketable long-term indebtedness exceeded fair value by $405 million as of December 31, 2022.  The Company’s long-term debt fair values were determined using Level 2 inputs (substantially observable).

8.  Income Taxes

In comparison to the statutory rate, the higher effective tax rate for the quarter was negatively impacted by state taxes and global intangible low-taxed income provisions due to our geographic mix of earnings.

Index
9.  Segment and Geographic Data

The Company’s operations are organized into four reporting segments: Consumer Packaging International, Consumer Packaging North America, Health, Hygiene & Specialties, and Engineered Materials.  The structure is designed to align us with our customers, provide improved service, and drive future growth in a cost efficient manner.

Selected information by reportable segment is presented in the following tables:

	Quarterly Period Ended
	December 31, 2022	January 1, 2022
Net sales:
Consumer Packaging International	$936	$1,056
Consumer Packaging North America	764	852
Health, Hygiene & Specialties	663	818
Engineered Materials	697	847
Total net sales	$3,060	$3,573
Operating income:
Consumer Packaging International	$47	$69
Consumer Packaging North America	71	46
Health, Hygiene & Specialties	34	62
Engineered Materials	58	52
Total operating income	$210	$229
Depreciation and amortization:
Consumer Packaging International	$74	$82
Consumer Packaging North America	51	54
Health, Hygiene & Specialties	44	45
Engineered Materials	30	30
Total depreciation and amortization	$199	$211

Selected information by geographical region is presented in the following tables:

	Quarterly Period Ended
	December 31, 2022	January 1, 2022
Net sales:
United States and Canada	$1,695	$1,952
Europe	1,050	1,217
Rest of world	315	404
Total net sales	$3,060	$3,573

10.  Contingencies and Commitments

The Company is party to various legal proceedings involving routine claims which are incidental to its business.  Although the Company’s legal and financial liability with respect to such proceedings cannot be estimated with certainty, we believe that any ultimate liability would not be material to our financial position, results of operations or cash flows.

The Company has various purchase commitments for raw materials, supplies, and property and equipment incidental to the ordinary conduct of business.

Index
11.  Basic and Diluted Earnings and Dividends Per Share

Basic net income or earnings per share ("EPS") is calculated by dividing the net income attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for common stock equivalents.  Diluted EPS includes the effects of options and restricted stock units, if dilutive.

The following tables provide a reconciliation of the numerator and denominator of the basic and diluted EPS calculations:

	Quarterly Period Ended
(in millions, except per share amounts)	December 31, 2022	January 1, 2022
Numerator
Consolidated net income	$106	$121
Denominator
Weighted average common shares outstanding - basic	123.7	135.4
Dilutive shares	1.5	3.5
Weighted average common and common equivalent shares outstanding - diluted	125.2	138.9

Per common share earnings
Basic	$0.86	$0.89
Diluted	$0.85	$0.87

For the three months ended December 31, 2022 and January 1, 2022, 5.8 million and 0.9 million shares, respectively, were excluded from the diluted EPS calculation as their effect would be anti-dilutive.

The Company declared and paid dividends of $0.25 per share for the three months ended December 31, 2022.

12.  Accumulated Other Comprehensive Loss

The components and activity of Accumulated other comprehensive loss are as follows:

Quarterly Period Ended	Currency Translation	Defined Benefit Pension and Retiree Health Benefit Plans	Derivative Instruments	Accumulated Other Comprehensive Loss
Balance at October 1, 2022	$(455)	$(32)	$84	$(403)
Other comprehensive income before reclassifications	141	—	5	146
Net amount reclassified from accumulated other comprehensive loss	—	—	(6)	(6)
Balance at December 31, 2022	$(314)	$(32)	$83	$(263)

	Currency Translation	Defined Benefit Pension and Retiree Health Benefit Plans	Derivative Instruments	Accumulated Other Comprehensive Loss
Balance at October 2, 2021	$(154)	$(67)	$(75)	$(296)
Other comprehensive income before reclassifications	(22)	—	26	4
Net amount reclassified from accumulated other comprehensive loss	—	—	3	3
Balance at January 1, 2022	$(176)	$(67)	$(46)	$(289)

Index

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

Business.  The Company’s operations are organized into four operating segments: Consumer Packaging International, Consumer Packaging North America, Health, Hygiene & Specialties, and Engineered Materials.  The structure is designed to align us with our customers, provide improved service, drive future growth, and to facilitate synergies realization.  The Consumer Packaging International segment primarily consists of closures and dispensing systems, pharmaceutical devices and packaging, bottles and canisters, and containers.  The Consumer Packaging North America segment primarily consists of containers and pails, foodservice, closures, bottles, prescription vials, and tubes.  The Health, Hygiene & Specialties segment primarily consists of healthcare, hygiene, specialties, and tapes.  The Engineered Materials segment primarily consists of stretch and shrink films, converter films, institutional can liners, food and consumer films, retail bags, and agriculture films.

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

Outlook.  The Company is affected by general economic and industrial growth, raw material availability, cost inflation, supply chain disruptions, and general industrial production.  Our business has both geographic and end market diversity, which reduces the effect of any one of these factors on our overall performance.  Our results are affected by our ability to pass through raw material and other cost changes to our customers, improve manufacturing productivity, and adapt to volume changes of our customers.  Despite global macro-economic challenges in the short-term attributed to persistent inflation, supply chain disruptions, currency devaluation and general market softness, in part because of the Russia-Ukraine conflict, we continue to believe our underlying long-term demand fundamental in all divisions will remain strong as we focus on delivering protective solutions that enhance consumer safety and by providing advantaged products in targeted markets.  For fiscal 2023, we project cash flow from operations between $1.4 to $1.5 billion and free cash flow between $800 million to $900 million.  Projected fiscal 2023 free cash flow assumes $600 million of capital spending.  For the definition of free cash flow and further information related to free cash flow as a non-GAAP financial measure, see “Liquidity and Capital Resources.”

Results of Operations

Comparison of the Quarterly Period Ended December 31, 2022 (the “Quarter”) and the Quarterly Period Ended January 1, 2022 (the “Prior Quarter”)

Business integration expenses consist of restructuring and impairment charges, divestiture related costs, and other business optimization costs.  Tables present dollars in millions.

Consolidated Overview
	Quarter	Prior Quarter	$ Change	% Change
Net sales	$3,060	$3,573	$(513)	(14)%
Cost of goods sold	2,542	3,038	(496)	(16)%
Other operating expenses	308	306	2	1%
Operating income	$210	$229	$(19)	(8)%

Net Sales:  The net sales decline is primarily attributed to a 6% volume decline, decreased selling prices of $143 million, a $108 million unfavorable impact from foreign currency changes, and Prior Quarter divestiture sales of $39 million.  The volume decline is primarily attributed to general market softness and customer destocking as supply chains normalize.

Cost of goods sold:  The cost of goods sold decrease is primarily attributed to lower raw material prices, the volume decline, foreign currency changes, and Prior Quarter divestiture cost of goods sold.

Operating Income:  The operating income decrease is primarily attributed to a $33 million unfavorable impact from the volume decline, a $22 million unfavorable impact from foreign currency changes, and Prior Quarter divestiture operating income of $5 million.  These declines are partially offset by a $49 million favorable impact from price cost spread as a result of cost reductions and improved product mix.

Index

Consumer Packaging International
	Quarter	Prior Quarter	$ Change	% Change
Net sales	$936	$1,056	$(120)	(11)%
Operating income	$47	$69	$(22)	(32)%

Net Sales:  The net sales decline in the Consumer Packaging International segment is primarily attributed to a $65 million unfavorable impact from foreign currency changes, a 5% volume decline, and Prior Quarter divestiture sales of $39 million, partially offset by increased selling prices of $40 million.  The volume decline is primarily attributed to general market softness and product mix.

Operating Income:  The operating income decrease is primarily attributed to a $16 million unfavorable impact from foreign currency changes and a $10 million unfavorable impact from the volume decline, partially offset by a favorable impact from price cost spread.

Consumer Packaging North America
	Quarter	Prior Quarter	$ Change	% Change
Net sales	$764	$852	$(88)	(10)%
Operating income	$71	$46	$25	54%

Net Sales:  The net sales decline in the Consumer Packaging North America segment is primarily attributed to decreased selling prices of $62 million and a 3% volume decline.  The volume decline is primarily attributed to general market softness partially offset by growth in the foodservice market.

Operating Income:  The operating income increase is primarily attributed to a $34 million favorable impact from price cost spread as a result of cost reductions and improved product mix, partially offset by the volume decline.

Health, Hygiene & Specialties
	Quarter	Prior Quarter	$ Change	% Change
Net sales	$663	$818	$(155)	(19)%
Operating income	$34	$62	$(28)	(45)%

Net Sales:  The net sales decline in the Health, Hygiene & Specialties segment is primarily attributed to decreased selling prices of $72 million, an 8% volume decline, and an $18 million unfavorable impact from foreign currency changes.  The volume decline is primarily attributed to general market softness in specialties markets and customer destocking as supply chains normalize.

Operating Income:  The operating income decrease is primarily attributed to a $19 million unfavorable impact from price cost spread and an $8 million decrease from the volume decline.

Engineered Materials
	Quarter	Prior Quarter	$ Change	% Change
Net sales	$697	$847	$(150)	(18)%
Operating income	$58	$52	$6	12%

Net Sales:  The net sales decline in the Engineered Materials segment is primarily attributed to a 9% volume decline, decreased selling prices of $49 million, and a $25 million unfavorable impact from foreign currency changes.  The volume decline is primarily attributed to general market softness in industrial markets and customer destocking as supply chains normalize.

Operating Income:  The operating income increase is primarily attributed to a $29 million favorable impact from price cost spread and product mix, partially offset by an $11 million decrease from the volume decline, an increase in business integration expense, and an unfavorable impact from foreign currency changes.

Changes in Comprehensive Income

The $118 million increase in Comprehensive income from Prior Quarter is primarily attributed to a $163 million increase in currency translation, partially offset by a $15 million decline in Net income and a $30 million favorable change in the fair value of derivative instruments, net of tax.  Currency translation changes are primarily related to non-U.S. subsidiaries with a functional currency other than the U.S. Dollar whereby assets and liabilities are translated from the respective functional currency into U.S. Dollars using period-end exchange rates.  The change in currency translation was primarily attributed to locations utilizing the Euro and British pound sterling as their functional currency.  As part of the overall risk management, the Company uses derivative instruments to reduce exposure to changes in interest rates attributed to the Company’s floating-rate borrowings and records changes to the fair value of these instruments in Accumulated other comprehensive loss.  The change in fair value of these instruments in fiscal 2023 versus fiscal 2022 is primarily attributed to a change in the forward interest and foreign exchange curves between measurement dates.

Index
Liquidity and Capital Resources

Senior Secured Credit Facility

We manage our global cash requirements considering (i) available funds among the many subsidiaries through which we conduct business, (ii) the geographic location of our liquidity needs, and (iii) the cost to access international cash balances.  At the end of the Quarter, the Company had no outstanding balance on its $1,050 million asset-based revolving line of credit that matures in May 2024.  The Company was in compliance with all covenants at the end of the Quarter.

Cash Flows

Net cash from operating activities increased $71 million from the Prior Quarter primarily attributed to working capital improvement.

Net cash used in investing activities increased $49 million from the Prior Quarter primarily attributed to increased investments in  property, plant and equipment.

Net cash used in financing activities increased $238 million from the Prior Quarter primarily attributed to increased share repurchases, higher repayments of long-term debt, and initiation of a quarterly dividend in the Quarter.

Dividend Payments

During the quarter, the Company declared and paid a cash dividend of $0.25 per share.

Share Repurchases

During the quarter, the Company repurchased 2,989 thousand shares for $178 million.  The Company has $865 million remaining under its repurchase plan.

Free Cash Flow

Our consolidated free cash flow for the Quarter and Prior Quarter are summarized as follows:

	December 31, 2022	January 1, 2022
Cash flow from operating activities	$(233)	$(304)
Additions to property, plant and equipment, net	(211)	(162)
Free cash flow	$(444)	$(466)

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

Liquidity Outlook

At December 31, 2022, our cash balance was $717 million, which was primarily located outside the U.S.  We believe our existing and future U.S. based cash and cash flow from U.S. operations, together with available borrowings under our senior secured credit facilities, will be adequate to meet our short-term and long-term liquidity needs with the exception of funds needed to cover all long-term debt obligations, which we intend to refinance prior to maturity.  The Company has the ability to repatriate the cash located outside the U.S. to the extent not needed to meet operational and capital needs without significant restrictions.

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

Quarterly Period Ended
December 31, 2022
Net sales	$1,649
Gross profit	310
Earnings from continuing operations	76
Net income	$76

Includes $2 million of expense associated with intercompany activity with non-guarantor subsidiaries.

	December 31, 2022	October 1, 2022
Assets
Current assets	$1,736	$2,432
Noncurrent assets	5,986	6,137

Liabilities
Current liabilities	$1,102	$1,536
Noncurrent liabilities	10,651	10,630

Includes $635 million and $634 million of intercompany payables due to non-guarantor subsidiaries as of December 31, 2022 and October 1, 2022, respectively.

Index

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are exposed to market risk from changes in interest rates primarily through our senior secured credit facilities.  Our senior secured credit facilities are comprised of (i) $3.4 billion term loans and (ii) a $1,050 million revolving credit facility with no balance outstanding.  Borrowings under our senior secured credit facilities bear interest at a rate equal to an applicable margin plus LIBOR or SOFR.  The applicable margin for borrowings under the revolving credit facility ranges from 1.25% to 1.50%, and the margin for term loans is 1.75% per annum.  As of period end, the LIBOR rate of approximately 4.39% was applicable to the term loans.  A 0.25% change in LIBOR would increase our annual interest expense by $3 million on variable rate term loans.

We seek to minimize interest rate volatility risk through regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments.  These financial instruments are not used for trading or other speculative purposes. (See Note 7.)

Foreign Currency Risk

As a global company, we face foreign currency risk exposure from fluctuating currency exchange rates, primarily the U.S. dollar against the euro, British pound sterling, Brazilian real, Chinese renminbi, Canadian dollar and Mexican peso.  Significant fluctuations in currency rates can have a substantial impact, either positive or negative, on our revenue, cost of sales, and operating expenses.   Currency translation gains and losses are primarily related to non-U.S. subsidiaries with a functional currency other than U.S. dollars whereby assets and liabilities are translated from the respective functional currency into U.S. dollars using period-end exchange rates and impact our Comprehensive income.  A 10% decline in foreign currency exchange rates would have had a $6 million unfavorable impact on our Net income for the quarterly period ended December 31, 2022. (See Note 7.)

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Repurchases of Equity Securities

The following table summarizes the Company's repurchases of its common stock during the Quarterly Period ended December 31, 2022.

Fiscal Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Dollar Value of Shares that May Yet be Purchased Under the Program (in millions) (a)
October	-	$-	-	$1,042
November	942,588	57.86	942,588	988
December	2,046,480	60.10	2,046,480	865
Total	2,989,068	$59.39	2,989,068	$865

(a)	All open market purchases during the quarter were made under the 2023 authorization from our board of directors.

Index

Item 6.  Exhibits

Exhibit No.	Description of Exhibit
10.1†*	Berry Global Group, Inc. 2022 Dividend Equivalent Rights Plan.
10.2†*	Form of Notice of Dividend Equivalent Rights Award under the Berry Global Group, Inc. 2022 Dividend Equivalent Rights Plan.
22.1*	Subsidiary Guarantors.
31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.
32.1**	Section 1350 Certification of the Chief Executive Officer.
32.2**	Section 1350 Certification of the Chief Financial Officer.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Date File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith
**	Furnished herewith
†     Management contract or compensatory plan or arrangement.

Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Berry Global Group, Inc.

February 2, 2023	By:	/s/ Mark W. Miles
Mark W. Miles
Chief Financial Officer