Form 10-Q
period 2023-04-01
BERRY GLOBAL GROUP, INC.
filed 2023-05-04
CIK 1378992

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2023

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

There were 119.2 million shares of common stock outstanding at May 4, 2023.

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

Additionally, we caution readers that the list of important factors discussed in our most recent Form 10-K in the section titled “Risk Factors” and subsequent periodic reports filed with the SEC may not contain all of the material factors that are important to you.  In addition, in light of these risks and uncertainties, the matters referred to in the forward-looking statements contained in this report may not in fact occur.  Accordingly, readers should not place undue reliance on those statements.

Berry Global Group, Inc.
Form 10-Q Index
For Quarterly Period Ended April 1, 2023

Index

Part I. Financial Information

Item 1.	Financial Statements
Berry Global Group, Inc.
Consolidated Statements of Income
(Unaudited)
(in millions of dollars, except per share amounts)

	Quarterly Period Ended		Two Quarterly Periods Ended
	April 1, 2023	April 2, 2022	April 1, 2023	April 2, 2022
Net sales	$3,288	$3,775	$6,348	$7,348
Costs and expenses:
Cost of goods sold	2,682	3,154	5,224	6,192
Selling, general and administrative	220	207	456	442
Amortization of intangibles	60	65	120	133
Restructuring and transaction activities	25	8	37	11
Operating income	301	341	511	570
Other expense	1	6	2	6
Interest expense	79	71	150	142
Income before income taxes	221	264	359	422
Income tax expense	47	59	79	96
Net income	$174	$205	$280	$326

Net income per share:
Basic	$1.44	$1.53	$2.29	$2.42
Diluted	1.42	1.50	2.27	2.36

Consolidated Statements of Comprehensive Income
(Unaudited)
(in millions of dollars)

	Quarterly Period Ended		Two Quarterly Periods Ended
	April 1, 2023	April 2, 2022	April 1, 2023	April 2, 2022
Net income	$174	$205	$280	$326
Other comprehensive income, net of tax:
Currency translation	60	37	201	15
Derivative instruments	(31)	71	(32)	100
Other comprehensive income	29	108	169	115
Comprehensive income	$203	$313	$449	$441

See notes to consolidated financial statements.

Index

Berry Global Group, Inc.
Consolidated Balance Sheets
(in millions of dollars)

	April 1, 2023	October 1, 2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$696	$1,410
Accounts receivable	1,751	1,777
Finished goods	1,128	1,010
Raw materials and supplies	736	792
Prepaid expenses and other current assets	220	175
Total current assets	4,531	5,164
Noncurrent assets:
Property, plant and equipment	4,612	4,342
Goodwill and intangible assets	6,866	6,685
Right-of-use assets	507	521
Other assets	97	244
Total assets	$16,613	$16,956

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,350	$1,795
Accrued employee costs	243	253
Other current liabilities	715	783
Current portion of long-term debt	12	13
Total current liabilities	2,320	2,844
Noncurrent liabilities:
Long-term debt	9,295	9,242
Deferred income taxes	575	707
Employee benefit obligations	162	160
Operating lease liabilities	414	429
Other long-term liabilities	552	378
Total liabilities	13,318	13,760

Stockholders’ equity:
Common stock (119.2 and 124.2 million shares issued, respectively)	1	1
Additional paid-in capital	1,214	1,177
Retained earnings	2,314	2,421
Accumulated other comprehensive loss	(234)	(403)
Total stockholders’ equity	3,295	3,196
Total liabilities and stockholders’ equity	$16,613	$16,956

See notes to consolidated financial statements.

Index

Berry Global Group, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(in millions of dollars)

	Two Quarterly Periods Ended
	April 1, 2023	April 2, 2022
Cash Flows from Operating Activities:
Net income	$280	$326
Adjustments to reconcile net cash from operating activities:
Depreciation	279	284
Amortization of intangibles	120	133
Non-cash interest (income) expense, net	(27)	8
Settlement of derivatives	36	—
Deferred income tax	(51)	(43)
Share-based compensation expense	30	28
Other non-cash operating activities, net	8	(14)
Changes in working capital	(495)	(714)
Changes in other assets and liabilities	(12)	(22)
Net cash from operating activities	168	(14)

Cash Flows from Investing Activities:
Additions to property, plant and equipment, net	(385)	(367)
Acquisition of a business and other	(88)	3
Net cash from investing activities	(473)	(364)

Cash Flows from Financing Activities:
Proceeds from long-term borrowings	500	244
Repayments on long-term borrowings	(583)	(9)
Proceeds from issuance of common stock	18	22
Repurchase of common stock	(333)	(351)
Dividends paid	(65)	—
Other, net	11	—
Net cash from financing activities	(452)	(94)
Effect of currency translation on cash	43	3
Net change in cash and cash equivalents	(714)	(469)
Cash and cash equivalents at beginning of period	1,410	1,091
Cash and cash equivalents at end of period	$696	$622

See notes to consolidated financial statements.

Index

Berry Global Group, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
(in millions of dollars)

Quarterly Period Ended	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at December 31, 2022	$1	$1,199	$(263)	$2,322	$3,259
Net income	—	—	—	174	174
Other comprehensive income	—	—	29	—	29
Share-based compensation	—	7	—	—	7
Proceeds from issuance of common stock	—	13	—	—	13
Common stock repurchased and retired	—	(5)	—	(150)	(155)
Dividends paid	—	—	—	(32)	(32)
Balance at April 1, 2023	$1	$1,214	$(234)	$2,314	$3,295

Balance at January 1, 2022	$1	$1,170	$(289)	$2,412	$3,294
Net income	—	—	—	205	205
Other comprehensive income	—	—	108	—	108
Share-based compensation	—	7	—	—	7
Proceeds from issuance of common stock	—	6	—	—	6
Common stock repurchased and retired	—	(9)	—	(291)	(300)
Balance at April 2, 2022	$1	$1,174	$(181)	$2,326	$3,320

Two Quarterly Periods Ended	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at October 1, 2022	$1	$1,177	$(403)	$2,421	$3,196
Net income	—	—	—	280	280
Other comprehensive income	—	—	169	—	169
Share-based compensation	—	30	—	—	30
Proceeds from issuance of common stock	—	18	—	—	18
Common stock repurchased and retired	—	(11)	—	(322)	(333)
Dividends paid	—	—	—	(65)	(65)
Balance at April 1, 2023	$1	$1,214	$(234)	$2,314	$3,295

Balance at October 2, 2021	$1	$1,134	$(296)	$2,341	$3,180
Net income	—	—	—	326	326
Other comprehensive income	—	—	115	—	115
Share-based compensation	—	28	—	—	28
Proceeds from issuance of common stock	—	22	—	—	22
Common stock repurchased and retired	—	(10)	—	(341)	(351)
Balance at April 2, 2022	$1	$1,174	$(181)	$2,326	$3,320

See notes to consolidated financial statements.

Index

Berry Global Group, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
(tables in millions of dollars, except per share data)

1.  Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of Berry Global Group, Inc. (“the Company,” “we,” or “Berry”) have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim reporting.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In preparing financial statements in conformity with GAAP, we must make estimates and assumptions that affect the reported amounts and disclosures at the date of the financial statements and during the reporting period.  Actual results could differ from those estimates.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included, and all subsequent events up to the time of the filing have been evaluated.  For further information, refer to the Company’s most recent Form 10-K filed with the SEC.

2.  Critical Accounting Policies and Recent Accounting Pronouncements

There have been no material changes in critical accounting policies from those described in our most recent Form 10-K.

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

3.  Revenue and Accounts Receivable

Our revenues are primarily derived from the sale of non-woven, flexible and rigid products to customers.  Revenue is recognized when performance obligations are satisfied, in an amount reflecting the consideration to which the Company expects to be entitled.  We consider the promise to transfer products to be our sole performance obligation.  If the consideration agreed to in a contract includes a variable amount, we estimate the amount of consideration we expect to be entitled to in exchange for transferring the promised goods to the customer using the most likely amount method.  Our main source of variable consideration is customer rebates.  There are no material instances where variable consideration is constrained and not recorded at the initial time of sale.  Generally, our revenue is recognized at a point in time for standard promised goods at the time of shipment, when title and risk of loss pass to the customer.  The accrual for customer rebates was $95 million and $103 million at April 1, 2023 and October 1, 2022, respectively, and is included in Other current liabilities on the Consolidated Balance Sheets.  The Company disaggregates revenue based on reportable business segment, geography, and significant product line.  Refer to Note 10. Segment and Geographic Data for further information.

Accounts receivable are presented net of allowance for credit losses of $18 million and $18 million at April 1, 2023 and October 1, 2022, respectively.  The Company records its current expected credit losses based on a variety of factors including historical loss experience and current customer financial condition.  The changes to our current expected credit losses, write-off activity, and recoveries were not material for any of the periods presented.

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

Index
4.  Acquisition

Pro-Western Plastics

In March 2023, the Company acquired Pro-Western Plastics Ltd. (“Pro-Western”), a leading plastics injection molding company, for a purchase price of $88 million.  The acquired business will be operated within the Consumer Packaging North America segment.  To finance the purchase, the Company used existing liquidity.  The acquisition has been accounted for under the purchase method of accounting and accordingly, the purchase price has been allocated to the identifiable assets and liabilities based on preliminary values at the acquisition date.  The Company has recognized $35 million of goodwill on this transaction primarily as a result of expected cost synergies and expects goodwill to be deductible for tax purposes.

5.  Restructuring and Transaction Activities

The table below includes the significant components of our restructuring and transaction activities, by reporting segment:

	Quarterly Period Ended		Two Quarterly Periods Ended
	April 1, 2023	April 2, 2022	April 1, 2023	April 2, 2022
Consumer Packaging International	$12	$5	$15	$7
Consumer Packaging North America	7	2	8	3
Health, Hygiene & Specialties	5	—	8	(1)
Engineered Materials	1	1	6	2
Consolidated	$25	$8	$37	$11

The table below sets forth the activity with respect to the restructuring and transaction activities accrual at April 1, 2023:

	Restructuring
	Employee Severance and Benefits	Facility Exit Costs	Non-cash Impairment Charges	Transaction Activities	Total
Balance as of October 1, 2022	$2	$3	$—	$—	$5
Charges	16	8	4	9	37
Non-cash items	—	—	(4)	—	(4)
Cash	(5)	(9)	—	(9)	(23)
Balance as of April 1, 2023	$13	$2	$—	$—	$15

6.  Leases

The Company leases certain manufacturing facilities, warehouses, office space, manufacturing equipment, office equipment, and automobiles.

Supplemental lease information is as follows:

Leases	Classification	April 1, 2023	October 1, 2022
Operating leases:
Operating lease right-of-use assets	Right-of-use assets	$507	$521
Current operating lease liabilities	Other current liabilities	109	108
Noncurrent operating lease liabilities	Operating lease liability	414	429
Finance leases:
Finance lease right-of-use assets	Property, plant, and equipment, net	$34	$38
Current finance lease liability	Current portion of long-term debt	9	9
Noncurrent finance lease liabilities	Long-term debt, less current portion	21	24

Index
7.  Long-Term Debt

Long-term debt consists of the following:

Facility	Maturity Date	April 1, 2023	October 1, 2022
Term loan (a)	July 2026	$3,390	3,440
Revolving line of credit	May 2024	—	—
0.95% First Priority Senior Secured Notes (b)	February 2024	279	800
1.00% First Priority Senior Secured Notes (c)	July 2025	761	686
1.57% First Priority Senior Secured Notes	January 2026	1,525	1,525
4.875% First Priority Senior Secured Notes	July 2026	1,250	1,250
1.65% First Priority Senior Secured Notes	January 2027	400	400
1.50% First Priority Senior Secured Notes (c)	July 2027	408	367
5.50% First Priority Senior Secured Notes	April 2028	500	—
4.50% Second Priority Senior Secured Notes	February 2026	291	298
5.625% Second Priority Senior Secured Notes	July 2027	500	500
Debt discounts and deferred fees		(42)	(60)
Finance leases and other	Various	45	49
Total long-term debt		9,307	9,255
Current portion of long-term debt		(12)	(13)
Long-term debt, less current portion		$9,295	9,242
(a)	Effectively 80% fixed interest rate with interest rate swaps (see Note 8).
(b)	Indicates debt which has been classified as long-term debt in accordance with the Company's ability and intention to refinance such obligations on a long-term basis.
(c)	Euro denominated

During the quarter ended April 1, 2023, the Company issued $500 million aggregate principal amount of 5.50% first priority senior secured notes due 2028. The proceeds were used to repurchase a portion of the Company’s 0.95% first priority senior secured notes due 2024.

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

Cross-Currency Swaps

The Company is party to certain cross-currency swaps to hedge a portion of our foreign currency risk.  The swap agreements mature June 2024 (€1,625 million) and July 2027 (£700 million).  In addition to cross-currency swaps, we hedge a portion of our foreign currency risk by designating foreign currency denominated long-term debt as net investment hedges of certain foreign operations.  As of April 1, 2023, we had outstanding long-term debt of €785 million that was designated as a hedge of our net investment in certain euro-denominated foreign subsidiaries.  When valuing cross-currency swaps the Company utilizes Level 2 inputs (substantially observable).

Interest Rate Swaps

The primary purpose of the Company’s interest rate swap activities is to manage interest expense variability associated with our outstanding variable rate term loan debt.  When valuing interest rate swaps the Company utilizes Level 2 inputs (substantially observable).

During fiscal 2023, the Company elected to cash settle existing interest rate swaps and received net proceeds of $36 million.  The offset is included in Accumulated other comprehensive loss and is being amortized to Interest expense through the term of the original swaps.  Following the settlement, the Company entered into interest rate swaps with matching notional amounts with expiration in June 2026.

Index
As of April 1, 2023, the Company effectively had (i) a $450 million interest rate swap transaction that swaps a one-month variable LIBOR contract for a fixed annual rate of 4.128%, (ii) a $400 million interest rate swap transaction that swaps a one-month variable LIBOR contract for a fixed annual rate of 4.522%, (iii) a $473 million interest rate swap transaction that swaps a one-month variable LIBOR contract for a fixed annual rate of 3.961%, (iv) an $884 million interest rate swap transaction that swaps a one-month variable LIBOR contract for a fixed annual rate of 4.522%, and (v) a $500 million interest rate swap transaction that swaps a one-month variable LIBOR contract for a fixed annual rate of 3.672%. The Company's interest rate swap transactions all expire in June 2026.

The Company records the fair value positions of all derivative financial instruments on a net basis by counterparty for which a master netting arrangement is utilized. Balances on a gross basis are as follows:

Derivative Instruments	Hedge Designation	Balance Sheet Location	April 1, 2023	October 1, 2022
Cross-currency swaps	Designated	Other assets	$—	$147
Cross-currency swaps	Designated	Other long-term liabilities	125	—
Interest rate swaps	Designated	Other assets	1	11
Interest rate swaps	Designated	Other long-term liabilities	39	3
Interest rate swaps	Not designated	Other long-term liabilities	113	117

The effect of the Company’s derivative instruments on the Consolidated Statements of Income is as follows:

		Quarterly Period Ended		Two Quarterly Periods Ended
Derivative Instruments	Statements of Income Location	April 1, 2023	April 2, 2022	April 1, 2023	April 2, 2022
Cross-currency swaps	Interest expense	$(10)	$(4)	$(21)	$(7)
Interest rate swaps	Interest expense	(11)	12	(17)	24

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

Included in the following table are the major categories of assets measured at fair value on a non-recurring basis as of April 1, 2023 and October 1, 2022, along with the impairment loss recognized on the fair value measurement during the period:

	As of April 1, 2023
	Level 1	Level 2	Level 3	Total	Impairment
Indefinite-lived trademarks	$—	$—	$248	$248	$—
Goodwill	—	—	5,032	5,032	—
Definite lived intangible assets	—	—	1,586	1,586	—
Property, plant, and equipment	—	—	4,612	4,612	4
Total	$—	$—	$11,478	$11,478	$4

	As of October 1, 2022
	Level 1	Level 2	Level 3	Total	Impairment
Indefinite-lived trademarks	$—	$—	$247	$247	$—
Goodwill	—	—	4,832	4,832	—
Definite lived intangible assets	—	—	1,606	1,606	—
Property, plant, and equipment	—	—	4,342	4,342	—
Total	$—	$—	$11,027	$11,027	$—

Index
The Company’s financial instruments consist primarily of cash and cash equivalents, long-term debt, interest rate and cross-currency swap agreements, and finance lease obligations.  The book value of our marketable long-term indebtedness exceeded fair value by $336 million as of April 1, 2023.  The Company’s long-term debt fair values were determined using Level 2 inputs (substantially observable).

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

Selected information by reportable segment is presented in the following tables:

	Quarterly Period Ended		Two Quarterly Periods Ended
	April 1, 2023	April 2, 2022	April 1, 2023	April 2, 2022
Net sales:
Consumer Packaging International	$1,059	$1,139	$1,995	$2,195
Consumer Packaging North America	774	880	1,537	1,732
Health, Hygiene & Specialties	677	822	1,340	1,640
Engineered Materials	778	934	1,476	1,781
Total net sales	$3,288	$3,775	$6,348	$7,348
Operating income:
Consumer Packaging International	$75	$97	$121	$166
Consumer Packaging North America	93	85	164	131
Health, Hygiene & Specialties	34	69	68	131
Engineered Materials	99	90	158	142
Total operating income	$301	$341	$511	$570
Depreciation and amortization:
Consumer Packaging International	$77	$82	$151	$164
Consumer Packaging North America	54	53	105	107
Health, Hygiene & Specialties	44	44	88	89
Engineered Materials	25	27	55	57
Total depreciation and amortization	$200	$206	$399	$417

Selected information by geographical region is presented in the following tables:

	Quarterly Period Ended		Two Quarterly Periods Ended
	April 1, 2023	April 2, 2022	April 1, 2023	April 2, 2022
Net sales:
United States and Canada	$1,751	$1,996	$3,447	$3,948
Europe	1,237	1,399	2,286	2,616
Rest of world	300	380	615	784
Total net sales	$3,288	$3,775	$6,348	$7,348

Index
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

Diluted EPS includes the effects of options and restricted stock units, if dilutive.

The following tables provide a reconciliation of the numerator and denominator of the basic and diluted EPS calculations:

	Quarterly Period Ended		Two Quarterly Periods Ended
(in millions, except per share amounts)	April 1, 2023	April 2, 2022	April 1, 2023	April 2, 2022
Numerator
Consolidated net income	$174	$205	$280	$326
Denominator
Weighted average common shares outstanding - basic	120.7	133.8	122.2	134.6
Dilutive shares	1.8	3.1	1.1	3.4
Weighted average common and common equivalent shares outstanding - diluted	122.5	136.9	123.3	138.0

Per common share earnings
Basic	$1.44	$1.53	$2.29	$2.42
Diluted	$1.42	$1.50	$2.27	$2.36

1.2 million and 2.6 million shares were excluded from the diluted EPS calculation for the quarterly and two quarterly periods ended April 1, 2023 as their effect would be anti-dilutive.  1.2 million and 1.3 million shares were excluded for the quarterly and two quarterly periods ended April 2, 2022.

Index
13.  Accumulated Other Comprehensive Loss

The components and activity of Accumulated other comprehensive loss are as follows:

Quarterly Period Ended	Currency Translation	Defined Benefit Pension and Retiree Health Benefit Plans	Derivative Instruments	Accumulated Other Comprehensive Loss
Balance at December 31, 2022	$(314)	$(32)	$83	$(263)
Other comprehensive income (loss) before reclassifications	60	—	(21)	39
Net amount reclassified	—	—	(10)	(10)
Balance at April 1, 2023	$(254)	$(32)	$52	$(234)

	Currency Translation	Defined Benefit Pension and Retiree Health Benefit Plans	Derivative Instruments	Accumulated Other Comprehensive Loss
Balance at January 1, 2022	$(176)	$(67)	$(46)	$(289)
Other comprehensive income (loss) before reclassifications	37	—	69	106
Net amount reclassified	—	—	2	2
Balance at April 2, 2022	$(139)	$(67)	$25	$(181)

Two Quarterly Periods Ended	Currency Translation	Defined Benefit Pension and Retiree Health Benefit Plans	Derivative Instruments	Accumulated Other Comprehensive Loss
Balance at October 1, 2022	$(455)	$(32)	$84	$(403)
Other comprehensive income (loss) before reclassifications	201	—	(16)	185
Net amount reclassified	—	—	(16)	(16)
Balance at April 1, 2023	$(254)	$(32)	$52	$(234)

	Currency Translation	Defined Benefit Pension and Retiree Health Benefit Plans	Derivative Instruments	Accumulated Other Comprehensive Loss
Balance at October 2, 2021	$(154)	$(67)	$(75)	$(296)
Other comprehensive income (loss) before reclassifications	15	—	95	110
Net amount reclassified	—	—	5	5
Balance at April 2, 2022	$(139)	$(67)	$25	$(181)

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

Raw Material Trends.  Our primary raw material is polymer resin.  In addition, we use other materials such as colorants, linerboard, and packaging materials in various manufacturing processes.  While temporary industry-wide shortages of raw materials have occurred, we have historically been able to manage the supply chain disruption by working closely with our suppliers and customers.  Changes in the price of raw materials are generally passed on to customers through contractual price mechanisms over time, during contract renewals and other means.

Outlook.  The Company is affected by general economic and industrial growth, raw material availability, cost inflation, supply chain disruptions, and general industrial production.  Our business has both geographic and end market diversity, which reduces the effect of any one of these factors on our overall performance.  Our results are affected by our ability to pass through raw material and other cost changes to our customers, improve manufacturing productivity, and adapt to volume changes of our customers.  Despite global macro-economic challenges in the short-term attributed to general market softness and continued inflation, particularly in Europe, we continue to believe our underlying long-term demand fundamental in all divisions will remain strong as we focus on delivering protective solutions that enhance consumer safety and by providing advantaged products in targeted markets.  For fiscal 2023, we project cash flow from operations between $1.4 to $1.5 billion and free cash flow between $800 to $900 million.  Projected fiscal 2023 free cash flow assumes $600 million of capital spending.  For the calculation of free cash flow and further information related to free cash flow as a non-GAAP financial measure, see “Liquidity and Capital Resources.”

Results of Operations

Comparison of the Quarterly Period Ended April 1, 2023 (the “Quarter”) and the Quarterly Period Ended April 2, 2022 (the “Prior Quarter”)

Business integration expenses consist of restructuring and impairment charges, divestiture related costs, and other business optimization costs.  Tables present dollars in millions.

Consolidated Overview
	Quarter	Prior Quarter	$ Change	% Change
Net sales	$3,288	$3,775	$(487)	(13)%
Cost of goods sold	2,682	3,154	(472)	(15)%
Other operating expenses	305	280	25	9%
Operating income	$301	$341	$(40)	(12)%

Net Sales:  The net sales decline is primarily attributed to a 6% volume decline, decreased selling prices of $143 million due to the pass-through of lower resin costs, an $80 million unfavorable impact from foreign currency changes, and Prior Quarter divestiture sales of $42 million.  The volume decline is primarily attributed to general market softness and ongoing inventory destocking.

Cost of goods sold:  The cost of goods sold decrease is primarily attributed to lower raw material prices, the volume decline, foreign currency changes, and Prior Quarter divestiture cost of goods sold.

Other operating expenses:  The other operating expenses increase is primarily attributed to an increase in business integration costs and selling, general, and administrative expenses.

Operating Income:  The operating income decrease is primarily attributed to a $35 million unfavorable impact from the volume decline, an $18 million increase in business integration costs, a $15 million unfavorable impact from foreign currency changes, and an unfavorable impact from increased selling, general, and administrative expenses.  These declines are partially offset by a $40 million favorable impact from price cost spread as a result of cost reduction and improved product mix.

Index

Consumer Packaging International
	Quarter	Prior Quarter	$ Change	% Change
Net sales	$1,059	$1,139	$(80)	(7)%
Operating income	$75	$97	$(22)	(23)%

Net Sales:  The net sales decline in the Consumer Packaging International segment is primarily attributed to a $57 million unfavorable impact from foreign currency changes, a 5% volume decline, and Prior Quarter divestiture sales of $42 million, partially offset by increased selling prices of $76 million due to the pass-through of European inflation.  The volume decline is primarily attributed to general market softness.

Operating Income:  The operating income decrease is primarily attributed to a $10 million unfavorable impact from the volume decline, a $9 million unfavorable impact from foreign currency changes, a $7 million unfavorable impact from increased business integration costs, and increased selling, general, and administrative expenses. These items are partially offset by a $10 million favorable impact from price cost spread.
Consumer Packaging North America
	Quarter	Prior Quarter	$ Change	% Change
Net sales	$774	$880	$(106)	(12)%
Operating income	$93	$85	$8	9%

Net Sales:  The net sales decline in the Consumer Packaging North America segment is primarily attributed to decreased selling prices of $80 million and a 3% volume decline. The volume decline is primarily attributed to general market softness partially offset by growth in our foodservice market.

Operating Income:  The operating income increase is primarily attributed to a $24 million favorable impact from price cost spread, partially offset by unfavorable impacts from the volume decline, increased business integration costs, and increased selling, general, and administrative expenses.

Health, Hygiene & Specialties
	Quarter	Prior Quarter	$ Change	% Change
Net sales	$677	$822	$(145)	(18)%
Operating income	$34	$69	$(35)	(51)%

Net Sales:  The net sales decline in the Health, Hygiene & Specialties segment is primarily attributed to a 9% volume decline and decreased selling prices of $64 million.  The volume decline is primarily attributed to general market softness in our specialties markets and ongoing inventory destocking.

Operating Income:  The operating income decrease is primarily attributed to a $19 million unfavorable impact from price cost spread and a $9 million unfavorable impact from the volume decline.

Engineered Materials
	Quarter	Prior Quarter	$ Change	% Change
Net sales	$778	$934	$(156)	(17)%
Operating income	$99	$90	$9	10%

Net Sales:  The net sales decline in the Engineered Materials segment is primarily attributed to decreased selling prices of $75 million, a 7% volume decline, and a $16 million unfavorable impact from foreign currency changes.  The volume decline is primarily attributed to general market softness in European industrial markets and ongoing inventory destocking.

Operating Income:  The operating income increase is primarily attributed to a $25 million favorable impact from price cost spread, partially offset by an $11 million unfavorable impact from the volume decline.

Interest expense
	Quarter	Prior Quarter	$ Change	% Change
Interest expense	$79	$71	$8	11%

The interest expense increase is primarily the result of higher interest rates.

Index

Changes in Comprehensive Income

The $110 million decline in comprehensive income from the Prior Quarter is primarily attributed to a $102 million unfavorable change in the fair value of derivative instruments, net of tax, and a $31 million decline in net income, partially offset by a $23 million favorable change in currency translation.  Currency translation changes are primarily related to non-U.S. subsidiaries with a functional currency other than the U.S. dollar whereby assets and liabilities are translated from the respective functional currency into U.S. dollars using period-end exchange rates.  The change in currency translation in the Quarter was primarily attributed to locations utilizing the Euro and British pound sterling as their functional currency.  As part of the overall risk management, the Company uses derivative instruments to (i) reduce our exposure to changes in interest rates attributed to the Company’s borrowings and (ii) reduce foreign currency exposure to translation of certain foreign operations.  The Company records changes to the fair value of these instruments in Accumulated other comprehensive loss.  The change in fair value of these instruments in fiscal 2023 versus fiscal 2022 is primarily attributed to the change in the forward interest and foreign exchange curves between measurement dates.

Comparison of the Two Quarterly Periods Ended April 1, 2023 (the “YTD”) and the Two Quarterly Periods Ended April 2, 2022 (the “Prior YTD”)

Business integration expenses consist of restructuring and impairment charges, divestiture related costs, and other business optimization costs.  Tables present dollars in millions.

Consolidated Overview
	YTD	Prior YTD	$ Change	% Change
Net sales	$6,348	$7,348	$(1,000)	(14)%
Cost of goods sold	5,224	6,192	(968)	(16)%
Other operating expenses	613	586	27	5%
Operating income	$511	$570	$(59)	(10)%

Net Sales:  The net sales decline is primarily attributed to a 6% volume decline, decreased selling prices of $286 million due to the pass-through of lower resin costs, a $188 million unfavorable impact from foreign currency changes, and Prior YTD divestiture sales of $81 million.  The volume decline is primarily attributed to general market softness and customer destocking as supply chains normalize.

Cost of goods sold:  The cost of goods sold decrease is primarily attributed to lower raw material prices, the volume decline, foreign currency changes, and Prior YTD divestiture cost of goods sold.

Other operating expenses:  The other operating expenses increase is primarily attributed to an increase in business integration costs.

Operating Income:  The operating income decrease is primarily attributed to a $68 million unfavorable impact from the volume decline, a $37 million unfavorable impact from foreign currency changes, and a $26 million unfavorable impact from increased business integration costs.  These declines are partially offset by a $90 million favorable impact from price cost spread as a result of cost reduction and improved product mix.
Consumer Packaging International
	YTD	Prior YTD	$ Change	% Change
Net sales	$1,995	$2,195	$(200)	(9)%
Operating income	$121	$166	$(45)	(27)%

Net Sales:  The net sales decline in the Consumer Packaging International segment is primarily attributed to a $122 million unfavorable impact from foreign currency changes, a 5% volume decline, and Prior Quarter divestiture sales of $81 million, partially offset by increased selling prices of $116 million due to the pass-through of European inflation.  The volume decline is primarily attributed to general market softness.

Operating Income:  The operating income decrease is primarily attributed to a $25 million unfavorable impact from foreign currency changes, a $20 million unfavorable impact from the volume decline, and an $8 million unfavorable impact from increased business integration costs. These declines are partially offset by a $16 million favorable impact from price cost spread.

Index

Consumer Packaging North America
	YTD	Prior YTD	$ Change	% Change
Net sales	$1,537	$1,732	$(195)	(11)%
Operating income	$164	$131	$33	25%

Net Sales:  The net sales decline in the Consumer Packaging North America segment is primarily attributed to decreased selling prices of $142 million and a 3% volume decline. The volume decline is primarily attributed to general market softness partially offset by growth in our foodservice market.

Operating Income:  The operating income increase is primarily attributed to a $58 million favorable impact from price cost spread, partially offset by a $9 million unfavorable impact from the volume decline and an unfavorable impact from increased selling, general, and administrative expenses.

Health, Hygiene & Specialties
	YTD	Prior YTD	$ Change	% Change
Net sales	$1,340	$1,640	$(300)	(18)%
Operating income	$68	$131	$(63)	(48)%

Net Sales:  The net sales decline in the Health, Hygiene & Specialties segment is primarily attributed to a 9% volume decline, decreased selling prices of $136 million, and a $25 million unfavorable impact from foreign currency changes.  The volume decline is primarily attributed to general market softness and customer destocking as supply chains normalize.

Operating Income:  The operating income decrease is primarily attributed to a $38 million unfavorable impact from price cost spread, a $17 million unfavorable impact from the volume decline, and an $8 million unfavorable impact from foreign currency changes.

Engineered Materials
	YTD	Prior YTD	$ Change	% Change
Net sales	$1,476	$1,781	$(305)	(17)%
Operating income	$158	$142	$16	11%

Net Sales:  The net sales decline in the Engineered Materials segment is primarily attributed to an 8% volume decline, decreased selling prices of $124 million, and a $41 million unfavorable impact from foreign currency changes.  The volume decline is primarily attributed to general market softness and customer destocking as supply chains normalize.

Operating Income:  The operating income increase is primarily attributed to a $54 million favorable impact from price cost spread, partially offset by a $22 million unfavorable impact from the volume decline, an unfavorable impact from increased selling, general, and administrative expenses, and an unfavorable impact from increased business integration costs.

Interest expense
	YTD	Prior YTD	$ Change	% Change
Interest expense	$150	$142	$8	6%

The interest expense increase is primarily the result of higher interest rates.

Changes in Comprehensive Income

The $8 million improvement in comprehensive income from the Prior YTD was primarily attributed to a $186 million favorable change in currency translation, partially offset by a $132 million unfavorable change in the fair value of derivative instruments, net of tax, and a $46 million decline in net income.  Currency translation changes are primarily related to non-U.S. subsidiaries with a functional currency other than the U.S. dollar whereby assets and liabilities are translated from the respective functional currency into U.S. dollars using period-end exchange rates.  The change in currency translation in the YTD was primarily attributed to locations utilizing the Euro and British pound sterling as their functional currency.  As part of the overall risk management, the Company uses derivative instruments to (i) reduce our exposure to changes in interest rates attributed to the Company’s borrowings and (ii) reduce foreign currency exposure to translation of certain foreign operations.  The Company records changes to the fair value of these instruments in Accumulated other comprehensive loss.  The change in fair value of these instruments in fiscal 2023 versus fiscal 2022 is primarily attributed to the change in the forward interest and foreign exchange curves between measurement dates.

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

Cash Flows

Net cash from operating activities increased $182 million from the Prior YTD primarily attributed to working capital improvement.

Net cash used in investing activities increased $109 million from the Prior YTD primarily attributed to the acquisition of Pro-Western in the YTD.

Net cash used in financing activities increased $358 million from the Prior YTD primarily attributed to higher repayments of long-term debt and initiation of a quarterly dividend in the YTD.

Dividend Payments

The Company declared and paid a cash dividend of $0.25 per share during both the first fiscal quarter that ended December 31, 2022 and the second fiscal quarter that ended April 1, 2023.

Share Repurchases

YTD fiscal 2023, the Company repurchased approximately 6 million shares for $333 million.  Authorized share repurchases of $710 million remain available to the Company.

Free Cash Flow

Our consolidated free cash flow for the YTD and Prior YTD are summarized as follows:

	April 1, 2023	April 2, 2022
Cash flow from operating activities	$168	$(14)
Additions to property, plant and equipment, net	(385)	(367)
Free cash flow	$(217)	$(381)

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

Liquidity Outlook

At April 1, 2023, our cash balance was $696 million, which was primarily located outside the U.S.  We believe our existing U.S. based cash and cash flow from U.S. operations, together with available borrowings under our senior secured credit facilities, will be adequate to meet our short-term and long-term liquidity needs with the exception of funds needed to cover all long-term debt obligations, which we intend to refinance prior to maturity.  The Company has the ability to repatriate the cash located outside the U.S. to the extent not needed to meet operational and capital needs without significant restrictions.

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

Two Quarterly Periods Ended
April 1, 2023
Net sales	$3,346
Gross profit	653
Earnings from continuing operations	231
Net income	$231

Includes $4 million of income associated with intercompany activity with non-guarantor subsidiaries.

	April 1, 2023	October 1, 2022
Assets
Current assets	$1,618	$2,432
Noncurrent assets	5,961	6,137

Liabilities
Current liabilities	$915	$1,536
Intercompany payable	636	634
Noncurrent liabilities	10,676	10,630

Index

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are exposed to market risk from changes in interest rates primarily through our senior secured credit facilities.  Our senior secured credit facilities are comprised of (i) $3.4 billion term loans and (ii) a $1,050 million revolving credit facility with no balance outstanding.  Borrowings under our senior secured credit facilities bear interest at a rate equal to an applicable margin plus LIBOR or SOFR.  The applicable margin for borrowings under the revolving credit facility ranges from 1.25% to 1.50%, and the margin for term loans is 1.75% per annum.  As of period end, the LIBOR rate of approximately 4.86% was applicable to the term loans.  For the portion of our term loans that are not hedged by interest rate swaps, a 0.25% change in LIBOR would increase our annual interest expense by $2 million on variable rate term loans.

We seek to minimize interest rate volatility risk through regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments.  These financial instruments are not used for trading or other speculative purposes. (See Note 8.)

Foreign Currency Risk

As a global company, we face foreign currency risk exposure from fluctuating currency exchange rates, primarily the U.S. dollar against the euro, British pound sterling, Brazilian real, Chinese renminbi, Canadian dollar and Mexican peso.  Significant fluctuations in currency rates can have a substantial impact, either positive or negative, on our revenue, cost of sales, and operating expenses.   Currency translation gains and losses are primarily related to non-U.S. subsidiaries with a functional currency other than U.S. dollars whereby assets and liabilities are translated from the respective functional currency into U.S. dollars using period-end exchange rates and impact our Comprehensive income.  A 10% decline in foreign currency exchange rates would have had a $12 million unfavorable impact on our Net income for the two quarterly periods ended April 1, 2023. (See Note 8.)

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

Index

Part II.  Other Information

Item 1.  Legal Proceedings

There have been no material changes in legal proceedings from the items disclosed in our most recent Form 10-K filed with the Securities and Exchange Commission.

Item 1A.  Risk Factors

Before investing in our securities, we recommend that investors carefully consider the risks described in our most recent Form 10-K and subsequent periodic reports filed with the Securities and Exchange Commission, including those under the heading “Risk Factors” and other information contained in this Quarterly Report.  Realization of any of these risks could have a material adverse effect on our business, financial condition, cash flows and results of operations.

Additionally, we caution readers that the list of risk factors discussed in our most recent Form 10-K and subsequent periodic reports may not contain all of the material factors that are important to you.  In addition, in light of these risks and uncertainties, the matters referred to in the forward-looking statements contained in this report may not in fact occur.  Accordingly, readers should not place undue reliance on those statements.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Repurchases of Equity Securities

The following table summarizes the Company's repurchases of its common stock during the Quarterly Period ended April 1, 2023.

Fiscal Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Dollar Value of Shares that May Yet be Purchased Under the Program (in millions) (a)
January	80,000	$64.50	80,000	$859
February	1,519,597	62.50	1,519,597	764
March	944,808	58.06	944,808	710
Total	2,544,405	$60.92	2,544,405	$710

(a)	All open market purchases during the quarter were made under the 2023 authorization from our board of directors.

Index

Item 6.  Exhibits

Exhibit No.	Description of Exhibit
4.1
Indenture, among Berry Global, Inc., certain guarantors party thereto, U.S. Bank Trust Company, National Association, as Trustee and Collateral Agent, relating to the 5.50% First Priority Senior Secured Notes due 2028, dated March 30, 2023 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 30, 2023).

4.2
Registration Rights Agreement, by and between Berry Global, Inc., Berry Global Group, Inc., each subsidiary of Berry Global, Inc. identified therein, and Citigroup Global Markets Inc., J.P. Morgan Securities LLC and Wells Fargo Securities, LLC, on behalf of themselves and as representatives of the initial purchasers, relating to the 5.50% First Priority Senior Secured Notes due 2028 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on March 30, 2023).

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

Berry Global Group, Inc.

May 4, 2023	By:	/s/ Mark W. Miles
Mark W. Miles
Chief Financial Officer