Form 10-Q
period 2023-07-01
BERRY GLOBAL GROUP, INC.
filed 2023-08-09
CIK 1378992

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2023

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

There were 118.1 million shares of common stock outstanding at August 9, 2023.

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
For Quarterly Period Ended July 1, 2023

Part I. Financial Information

Item 1.	Financial Statements
Berry Global Group, Inc.
Consolidated Statements of Income
(Unaudited)
(in millions of dollars, except per share amounts)

	Quarterly Period Ended		Three Quarterly Periods Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Net sales	$3,229	$3,726	$9,577	$11,074
Costs and expenses:
Cost of goods sold	2,649	3,105	7,873	9,297
Selling, general and administrative	215	215	671	657
Amortization of intangibles	61	63	181	196
Restructuring and transaction activities	37	7	74	18
Operating income	267	336	778	906
Other expense	11	7	13	13
Interest expense	78	70	228	212
Income before income taxes	178	259	537	681
Income tax expense	35	52	114	148
Net income	$143	$207	$423	$533

Net income per share:
Basic	$1.20	$1.61	$3.50	$4.02
Diluted	1.18	1.58	3.47	3.93

Consolidated Statements of Comprehensive Income
(Unaudited)
(in millions of dollars)

	Quarterly Period Ended		Three Quarterly Periods Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Net income	$143	$207	$423	$533
Other comprehensive income, net of tax:
Currency translation	23	(159)	224	(144)
Derivative instruments	31	19	(1)	119
Other comprehensive income	54	(140)	223	(25)
Comprehensive income	$197	$67	$646	$508

See notes to consolidated financial statements.

Berry Global Group, Inc.
Consolidated Balance Sheets
(in millions of dollars)

	July 1, 2023	October 1, 2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$633	$1,410
Accounts receivable	1,748	1,777
Finished goods	1,070	1,010
Raw materials and supplies	660	792
Prepaid expenses and other current assets	229	175
Total current assets	4,340	5,164
Noncurrent assets:
Property, plant and equipment	4,651	4,342
Goodwill and intangible assets	6,830	6,685
Right-of-use assets	611	521
Other assets	117	244
Total assets	$16,549	$16,956

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,159	$1,795
Accrued employee costs	245	253
Other current liabilities	909	783
Current portion of long-term debt	12	13
Total current liabilities	2,325	2,844
Noncurrent liabilities:
Long-term debt	9,200	9,242
Deferred income taxes	552	707
Employee benefit obligations	157	160
Operating lease liabilities	512	429
Other long-term liabilities	416	378
Total liabilities	13,162	13,760

Stockholders’ equity:
Common stock (118.1 and 124.2 million shares issued, respectively)	1	1
Additional paid-in capital	1,222	1,177
Retained earnings	2,344	2,421
Accumulated other comprehensive loss	(180)	(403)
Total stockholders’ equity	3,387	3,196
Total liabilities and stockholders’ equity	$16,549	$16,956

See notes to consolidated financial statements.

Berry Global Group, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(in millions of dollars)

	Three Quarterly Periods Ended
	July 1, 2023	July 2, 2022
Cash Flows from Operating Activities:
Net income	$423	$533
Adjustments to reconcile net cash from operating activities:
Depreciation	425	424
Amortization of intangibles	181	196
Non-cash interest (income) expense, net	(45)	11
Settlement of derivatives	36	69
Deferred income tax	(94)	(66)
Share-based compensation expense	36	34
Other non-cash operating activities, net	18	(2)
Changes in working capital	(473)	(800)
Changes in other assets and liabilities	(17)	(54)
Net cash from operating activities	490	345

Cash Flows from Investing Activities:
Additions to property, plant and equipment, net	(560)	(556)
Divestiture of business	—	125
Acquisition of business and other	(88)	6
Net cash from investing activities	(648)	(425)

Cash Flows from Financing Activities:
Proceeds from long-term borrowings	500	170
Repayments on long-term borrowings	(687)	(16)
Proceeds from issuance of common stock	26	24
Repurchase of common stock	(415)	(637)
Dividends paid	(97)	—
Other, net	7	—
Net cash from financing activities	(666)	(459)
Effect of currency translation on cash	47	(25)
Net change in cash and cash equivalents	(777)	(564)
Cash and cash equivalents at beginning of period	1,410	1,091
Cash and cash equivalents at end of period	$633	$527

See notes to consolidated financial statements.

Berry Global Group, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
(in millions of dollars)

Quarterly Period Ended	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at April 1, 2023	$1	$1,214	$(234)	$2,314	$3,295
Net income	—	—	—	143	143
Other comprehensive income	—	—	54	—	54
Share-based compensation	—	6	—	—	6
Proceeds from issuance of common stock	—	8	—	—	8
Common stock repurchased and other	—	(6)	—	(81)	(87)
Dividends paid	—	—	—	(32)	(32)
Balance at July 1, 2023	$1	$1,222	$(180)	$2,344	$3,387

Balance at April 2, 2022	$1	$1,174	$(181)	$2,326	$3,320
Net income	—	—	—	207	207
Other comprehensive income	—	—	(140)	—	(140)
Share-based compensation	—	6	—	—	6
Proceeds from issuance of common stock	—	2	—	—	2
Common stock repurchased and other	—	(11)	—	(275)	(286)
Balance at July 2, 2022	$1	$1,171	$(321)	$2,258	$3,109

Three Quarterly Periods Ended	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at October 1, 2022	$1	$1,177	$(403)	$2,421	$3,196
Net income	—	—	—	423	423
Other comprehensive income	—	—	223	—	223
Share-based compensation	—	36	—	—	36
Proceeds from issuance of common stock	—	26	—	—	26
Common stock repurchased and other	—	(17)	—	(403)	(420)
Dividends paid	—	—	—	(97)	(97)
Balance at July 1, 2023	$1	$1,222	$(180)	$2,344	$3,387

Balance at October 2, 2021	$1	$1,134	$(296)	$2,341	$3,180
Net income	—	—	—	533	533
Other comprehensive income	—	—	(25)	—	(25)
Share-based compensation	—	34	—	—	34
Proceeds from issuance of common stock	—	24	—	—	24
Common stock repurchased and other	—	(21)	—	(616)	(637)
Balance at July 2, 2022	$1	$1,171	$(321)	$2,258	$3,109

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

Reference Rate Reform

In 2023, the Company will adopt ASU 2020-04, Reference Rate Reform - Facilitation of the Effects of Reference Rate Reform on Financial Reporting (Topic 848).  The Company's adoption will not have a material change to our consolidated financial statements or disclosures.

3.  Revenue and Accounts Receivable

Our revenues are primarily derived from the sale of non-woven, flexible and rigid products to customers.  Revenue is recognized when performance obligations are satisfied, in an amount reflecting the consideration to which the Company expects to be entitled.  We consider the promise to transfer products to be our sole performance obligation.  If the consideration agreed to in a contract includes a variable amount, we estimate the amount of consideration we expect to be entitled to in exchange for transferring the promised goods to the customer using the most likely amount method.  Our main source of variable consideration is customer rebates.  There are no material instances where variable consideration is constrained and not recorded at the initial time of sale.  Generally, our revenue is recognized at a point in time for standard promised goods at the time of shipment, when title and risk of loss pass to the customer.  The accrual for customer rebates was $108 million and $103 million at July 1, 2023 and October 1, 2022, respectively, and is included in Other current liabilities on the Consolidated Balance Sheets.  The Company disaggregates revenue based on reportable business segment, geography, and significant product line.  Refer to Note 10. Segment and Geographic Data for further information.

Accounts receivable are presented net of allowance for credit losses of $18 million at July 1, 2023 and October 1, 2022.  The Company records its current expected credit losses based on a variety of factors including historical loss experience and current customer financial condition.  The changes to our current expected credit losses, write-off activity, and recoveries were not material for any of the periods presented.

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

4.  Acquisition

Pro-Western Plastics

In March 2023, the Company acquired Pro-Western Plastics Ltd. (“Pro-Western”), a leading plastics injection molding company, for a purchase price of $88 million.  The acquired business is operated within the Consumer Packaging North America segment.  To finance the purchase, the Company used existing liquidity.  The acquisition has been accounted for under the purchase method of accounting and accordingly, the purchase price has been allocated to the identifiable assets and liabilities based on preliminary values at the acquisition date.  The Company has recognized $46 million of goodwill on this transaction primarily as a result of expected cost synergies and expects goodwill to be deductible for tax purposes.

5.  Restructuring and Transaction Activities

During fiscal 2023, the Company announced several plant rationalizations in all four segments in order to deliver cost savings and optimize equipment utilization.  In total, over the next three years, these plant rationalizations are projected to cost approximately $200 million with the operations savings intended to counter general economic softness.  The plant rationalizations are expected to be fully implemented by the end of fiscal 2025.

The table below includes the significant components of our restructuring and transaction activities, by reporting segment:

	Quarterly Period Ended		Three Quarterly Periods Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Consumer Packaging International	$17	$3	$32	$10
Consumer Packaging North America	6	1	14	4
Health, Hygiene & Specialties	12	3	21	2
Engineered Materials	2	—	7	2
Consolidated	$37	$7	$74	$18

The table below sets forth the activity with respect to the restructuring and transaction activities accrual at July 1, 2023:

	Restructuring
	Employee Severance and Benefits	Facility Exit Costs	Non-cash Impairment Charges	Transaction Activities	Total
Balance as of October 1, 2022	$2	$3	$—	$—	$5
Charges	28	16	5	25	74
Non-cash items	—	—	(5)	—	(5)
Cash	(16)	(18)	—	(25)	(59)
Balance as of July 1, 2023	$14	$1	$—	$—	$15

6.  Leases

The Company leases certain manufacturing facilities, warehouses, office space, manufacturing equipment, office equipment, and automobiles.

Supplemental lease information is as follows:

Leases	Classification	July 1, 2023	October 1, 2022
Operating leases:
Operating lease right-of-use assets	Right-of-use assets	$611	$521
Current operating lease liabilities	Other current liabilities	114	108
Noncurrent operating lease liabilities	Operating lease liability	512	429
Finance leases:
Finance lease right-of-use assets	Property, plant, and equipment, net	$33	$38
Current finance lease liability	Current portion of long-term debt	10	9
Noncurrent finance lease liabilities	Long-term debt, less current portion	19	24

7.  Long-Term Debt

Long-term debt consists of the following:

Facility	Maturity Date	July 1, 2023	October 1, 2022
Term loan (a)	July 2026	$3,290	3,440
Revolving line of credit	June 2028	—	—
0.95% First Priority Senior Secured Notes (b)	February 2024	279	800
1.00% First Priority Senior Secured Notes (c)	July 2025	764	686
1.57% First Priority Senior Secured Notes	January 2026	1,525	1,525
4.875% First Priority Senior Secured Notes	July 2026	1,250	1,250
1.65% First Priority Senior Secured Notes	January 2027	400	400
1.50% First Priority Senior Secured Notes (c)	July 2027	409	367
5.50% First Priority Senior Secured Notes	April 2028	500	—
4.50% Second Priority Senior Secured Notes	February 2026	291	298
5.625% Second Priority Senior Secured Notes	July 2027	500	500
Debt discounts and deferred fees		(38)	(60)
Finance leases and other	Various	42	49
Total long-term debt		9,212	9,255
Current portion of long-term debt		(12)	(13)
Long-term debt, less current portion		$9,200	9,242
(a)	Effectively 82% fixed interest rate with interest rate swaps (see Note 8).
(b)	Indicates debt which has been classified as long-term debt in accordance with the Company's ability and intention to refinance such obligations on a long-term basis.
(c)	Euro denominated

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

Cross-Currency Swaps

The Company is party to certain cross-currency swaps to hedge a portion of our foreign currency risk.  The swap agreements mature June 2024 (€1,625 million) and July 2027 (£700 million).  In addition to cross-currency swaps, we hedge a portion of our foreign currency risk by designating foreign currency denominated long-term debt as net investment hedges of certain foreign operations.  As of July 1, 2023, we had outstanding long-term debt of €785 million that was designated as a hedge of our net investment in certain euro-denominated foreign subsidiaries.  When valuing cross-currency swaps the Company utilizes Level 2 inputs (substantially observable).

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

As of July 1, 2023, the Company effectively had (i) a $450 million interest rate swap transaction that swaps a one-month variable LIBOR contract for a fixed annual rate of 4.128%, (ii) a $400 million interest rate swap transaction that swaps a one-month variable LIBOR contract for a fixed annual rate of 4.522%, (iii) a $473 million interest rate swap transaction that swaps a one-month variable LIBOR contract for a fixed annual rate of 3.961%, (iv) an $884 million interest rate swap transaction that swaps a one-month variable LIBOR contract for a fixed annual rate of 4.522%, and (v) a $500 million interest rate swap transaction that swaps a one-month variable LIBOR contract for a fixed annual rate of 3.672%. The Company's interest rate swap transactions all expire in June 2026.

The Company records the fair value positions of all derivative financial instruments on a net basis by counterparty for which a master netting arrangement is utilized. Balances on a gross basis are as follows:

Derivative Instruments	Hedge Designation	Balance Sheet Location	July 1, 2023	October 1, 2022
Cross-currency swaps	Designated	Other assets	$—	$147
Cross-currency swaps	Designated	Other current liabilities	116	—
Cross-currency swaps	Designated	Other long-term liabilities	24	—
Interest rate swaps	Designated	Other assets	19	11
Interest rate swaps	Designated	Other long-term liabilities	4	3
Interest rate swaps	Not designated	Other long-term liabilities	104	117

The effect of the Company’s derivative instruments on the Consolidated Statements of Income is as follows:

		Quarterly Period Ended		Three Quarterly Periods Ended
Derivative Instruments	Statements of Income Location	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Cross-currency swaps	Interest expense	$(10)	$(5)	$(31)	$(12)
Interest rate swaps	Interest expense	(21)	11	(38)	35

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

Included in the following table are the major categories of assets measured at fair value on a non-recurring basis as of July 1, 2023 and October 1, 2022, along with the impairment loss recognized on the fair value measurement during the period:

	As of July 1, 2023
	Level 1	Level 2	Level 3	Total	Impairment
Indefinite-lived trademarks	$—	$—	$248	$248	$—
Goodwill	—	—	5,050	5,050	—
Definite lived intangible assets	—	—	1,532	1,532	—
Property, plant, and equipment	—	—	4,651	4,651	5
Total	$—	$—	$11,481	$11,481	$5

	As of October 1, 2022
	Level 1	Level 2	Level 3	Total	Impairment
Indefinite-lived trademarks	$—	$—	$247	$247	$—
Goodwill	—	—	4,832	4,832	—
Definite lived intangible assets	—	—	1,606	1,606	—
Property, plant, and equipment	—	—	4,342	4,342	—
Total	$—	$—	$11,027	$11,027	$—

The Company’s financial instruments consist primarily of cash and cash equivalents, long-term debt, interest rate and cross-currency swap agreements, and finance lease obligations.  The book value of our marketable long-term indebtedness exceeded fair value by $371 million as of July 1, 2023.  The Company’s long-term debt fair values were determined using Level 2 inputs (substantially observable).

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

Selected information by reportable segment is presented in the following tables:

	Quarterly Period Ended		Three Quarterly Periods Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Net sales:
Consumer Packaging International	$1,036	$1,096	$3,031	$3,290
Consumer Packaging North America	798	927	2,335	2,659
Health, Hygiene & Specialties	657	788	1,997	2,429
Engineered Materials	738	915	2,214	2,696
Total net sales	$3,229	$3,726	$9,577	$11,074
Operating income:
Consumer Packaging International	$68	$82	$190	$248
Consumer Packaging North America	89	104	253	235
Health, Hygiene & Specialties	22	56	89	186
Engineered Materials	88	94	246	237
Total operating income	$267	$336	$778	$906
Depreciation and amortization:
Consumer Packaging International	$79	$78	$230	$242
Consumer Packaging North America	54	53	159	160
Health, Hygiene & Specialties	45	44	133	133
Engineered Materials	29	28	84	85
Total depreciation and amortization	$207	$203	$606	$620

Selected information by geographical region is presented in the following tables:

	Quarterly Period Ended		Three Quarterly Periods Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Net sales:
United States and Canada	$1,748	$2,030	$5,195	$5,978
Europe	1,184	1,320	3,470	3,937
Rest of world	297	376	912	1,160
Total net sales	$3,229	$3,726	$9,577	$11,074

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

Diluted EPS includes the effects of options and restricted stock units, if dilutive.

The following tables provide a reconciliation of the numerator and denominator of the basic and diluted EPS calculations:

	Quarterly Period Ended		Three Quarterly Periods Ended
(in millions, except per share amounts)	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Numerator
Consolidated net income	$143	$207	$423	$533
Denominator
Weighted average common shares outstanding - basic	118.7	128.6	121.0	132.6
Dilutive shares	2.4	2.1	0.9	3.0
Weighted average common and common equivalent shares outstanding - diluted	121.1	130.7	121.9	135.6

Per common share earnings
Basic	$1.20	$1.61	$3.50	$4.02
Diluted	$1.18	$1.58	$3.47	$3.93

1.2 million and 1.5 million shares were excluded from the diluted EPS calculation for the quarterly and three quarterly periods ended July 1, 2023 as their effect would be anti-dilutive.  1.2 million shares were excluded for the quarterly and three quarterly periods ended July 2, 2022.

13.  Accumulated Other Comprehensive Loss

The components and activity of Accumulated other comprehensive loss are as follows:

Quarterly Period Ended	Currency Translation	Defined Benefit Pension and Retiree Health Benefit Plans	Derivative Instruments	Accumulated Other Comprehensive Loss
Balance at April 1, 2023	$(254)	$(32)	$52	$(234)
Other comprehensive income (loss) before reclassifications	23	—	40	63
Net amount reclassified	—	—	(9)	(9)
Balance at July 1, 2023	$(231)	$(32)	$83	$(180)

	Currency Translation	Defined Benefit Pension and Retiree Health Benefit Plans	Derivative Instruments	Accumulated Other Comprehensive Loss
Balance at April 2, 2022	$(139)	$(67)	$25	$(181)
Other comprehensive income (loss) before reclassifications	(159)	—	18	(141)
Net amount reclassified	—	—	1	1
Balance at July 2, 2022	$(298)	$(67)	$44	$(321)

Three Quarterly Periods Ended	Currency Translation	Defined Benefit Pension and Retiree Health Benefit Plans	Derivative Instruments	Accumulated Other Comprehensive Loss
Balance at October 1, 2022	$(455)	$(32)	$84	$(403)
Other comprehensive income (loss) before reclassifications	224	—	24	248
Net amount reclassified	—	—	(25)	(25)
Balance at July 1, 2023	$(231)	$(32)	$83	$(180)

	Currency Translation	Defined Benefit Pension and Retiree Health Benefit Plans	Derivative Instruments	Accumulated Other Comprehensive Loss
Balance at October 2, 2021	$(154)	$(67)	$(75)	$(296)
Other comprehensive income (loss) before reclassifications	(144)	—	113	(31)
Net amount reclassified	—	—	6	6
Balance at July 2, 2022	$(298)	$(67)	$44	$(321)

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

Outlook.  The Company is affected by general economic and industrial growth, raw material availability, cost inflation, supply chain disruptions, and general industrial production.  Our business has both geographic and end market diversity, which reduces the effect of any one of these factors on our overall performance.  Our results are affected by our ability to pass through raw material and other cost changes to our customers, improve manufacturing productivity, and adapt to volume changes of our customers.  Despite global macro-economic challenges in the short-term attributed to general market softness and continued inflation, particularly in Europe, we continue to believe our underlying long-term demand fundamental in all divisions will remain strong as we focus on delivering protective solutions that enhance consumer safety and by providing advantaged products in targeted markets.  For fiscal 2023, we project cash flow from operations of $1.45 billion and free cash flow of $800 million.  Projected fiscal 2023 free cash flow assumes $650 million of capital spending.  For the calculation of free cash flow and further information related to free cash flow as a non-GAAP financial measure, see “Liquidity and Capital Resources.”

Results of Operations

Comparison of the Quarterly Period Ended July 1, 2023 (the “Quarter”) and the Quarterly Period Ended July 2, 2022 (the “Prior Quarter”)

Business integration expenses consist of restructuring and impairment charges, divestiture related costs, and other business optimization costs.  Tables present dollars in millions.

Consolidated Overview
	Quarter	Prior Quarter	$ Change	% Change
Net sales	$3,229	$3,726	$(497)	(13)%
Cost of goods sold	2,649	3,105	(456)	(15)%
Other operating expenses	313	285	28	10%
Operating income	$267	$336	$(69)	(21)%

Net Sales:  The net sales decline is primarily attributed to decreased selling prices of $250 million due to the pass-through of lower resin costs and a 7% volume decline. The volume decline is primarily attributed to softer demand in much of our consumer and industrial markets, including destocking, partially offset by strong growth in foodservice.

Cost of goods sold:  The cost of goods sold decrease is primarily attributed to lower raw material prices and the volume decline, partially offset by foreign currency changes.

Other operating expenses:  The other operating expenses increase is primarily attributed to an increase in business integration costs.

Operating Income:  The operating income decrease is primarily attributed to a $44 million unfavorable impact from the volume decline, a $30 million increase in business integration costs, and a $10 million expense related to a third-party warehouse fire.

Consumer Packaging International
	Quarter	Prior Quarter	$ Change	% Change
Net sales	$1,036	$1,096	$(60)	(5)%
Operating income	$68	$82	$(14)	(17)%

Net Sales:  The net sales decline in the Consumer Packaging International segment is primarily attributed to a 5% volume decline due to softer consumer and industrial market demand in Europe, including destocking.

Operating Income:  The operating income decrease is primarily attributed to a $14 million unfavorable impact from increased business integration costs and a $10 million unfavorable impact from the volume decline. These items are partially offset by a favorable impact from price cost spread.
Consumer Packaging North America
	Quarter	Prior Quarter	$ Change	% Change
Net sales	$798	$927	$(129)	(14)%
Operating income	$89	$104	$(15)	(14)%

Net Sales:  The net sales decline in the Consumer Packaging North America segment is primarily attributed to decreased selling prices of $105 million and a 4% volume decline primarily attributed to softer consumer and industrial market demand, including destocking, partially offset by strong growth in foodservice.

Operating Income:  The operating income decrease is primarily attributed to an $8 million unfavorable impact from the volume decline and a $6 million unfavorable impact from increased business integration costs.

Health, Hygiene & Specialties
	Quarter	Prior Quarter	$ Change	% Change
Net sales	$657	$788	$(131)	(17)%
Operating income	$22	$56	$(34)	(61)%

Net Sales:  The net sales decline in the Health, Hygiene & Specialties segment is primarily attributed to decreased selling prices of $83 million and a 7% volume decline primarily attributed to weaker demand in specialty markets, such as filtration and building and construction, including destocking, partially offset by growth in disinfectant wipe markets.

Operating Income:  The operating income decrease is primarily attributed to a $20 million unfavorable impact from price cost spread, a $9 million unfavorable impact from increased business integration costs, and an unfavorable impact from the volume decline.

Engineered Materials
	Quarter	Prior Quarter	$ Change	% Change
Net sales	$738	$915	$(177)	(19)%
Operating income	$88	$94	$(6)	(6)%

Net Sales:  The net sales decline in the Engineered Materials segment is primarily attributed to an 11% volume decline primarily attributed to destocking and weakness in European industrial markets and decreased selling prices of $77 million.

Operating Income:  The operating income decrease is primarily attributed to an $18 million unfavorable impact from the volume decline, partially offset by a favorable impact from price cost spread.

Interest expense
	Quarter	Prior Quarter	$ Change	% Change
Interest expense	$78	$70	$8	11%

The interest expense increase is primarily the result of higher interest rates.

Changes in Comprehensive Income

The $130 million improvement in comprehensive income from the Prior Quarter is primarily attributed to a $182 million favorable change in currency translation and an $12 million favorable change in the fair value of derivative instruments, net of tax, partially offset by a $64 million decline in net income.  Currency translation changes are primarily related to non-U.S. subsidiaries with a functional currency other than the U.S. dollar whereby assets and liabilities are translated from the respective functional currency into U.S. dollars using period-end exchange rates.  The change in currency translation in the Quarter was primarily attributed to locations utilizing the Euro and British pound sterling as their functional currency.  As part of the overall risk management, the Company uses derivative instruments to (i) reduce our exposure to changes in interest rates attributed to the Company’s borrowings and (ii) reduce foreign currency exposure to translation of certain foreign operations.  The Company records changes to the fair value of these instruments in Accumulated other comprehensive loss.  The change in fair value of these instruments in fiscal 2023 versus fiscal 2022 is primarily attributed to the change in the forward interest and foreign exchange curves between measurement dates.

Comparison of the Three Quarterly Periods Ended July 1, 2023 (the “YTD”) and the Three Quarterly Periods Ended July 2, 2022 (the “Prior YTD”)

Business integration expenses consist of restructuring and impairment charges, divestiture related costs, and other business optimization costs.  Tables present dollars in millions.

Consolidated Overview
	YTD	Prior YTD	$ Change	% Change
Net sales	$9,577	$11,074	$(1,497)	(14)%
Cost of goods sold	7,873	9,297	(1,424)	(15)%
Other operating expenses	926	871	55	6%
Operating income	$778	$906	$(128)	(14)%

Net Sales:  The net sales decline is primarily attributed to a 6% volume decline, decreased selling prices of $536 million due to the pass-through of lower resin costs, a $174 million unfavorable impact from foreign currency changes, and Prior YTD divestiture sales of $94 million.  The volume decline is primarily attributed to general market softness and customer destocking.

Cost of goods sold:  The cost of goods sold decrease is primarily attributed to lower raw material prices, the volume decline, foreign currency changes, and Prior YTD divestiture cost of goods sold.

Other operating expenses:  The other operating expenses increase is primarily attributed to an increase in business integration costs.

Operating Income:  The operating income decrease is primarily attributed to a $112 million unfavorable impact from the volume decline, a $57 million unfavorable impact from increased business integration costs, a $36 million unfavorable impact from foreign currency changes, and an unfavorable impact from increased selling, general, and administrative expenses.  These declines are partially offset by a $103 million favorable impact from price cost spread as a result of cost reduction and improved product mix.
Consumer Packaging International
	YTD	Prior YTD	$ Change	% Change
Net sales	$3,031	$3,290	$(259)	(8)%
Operating income	$190	$248	$(58)	(23)%

Net Sales:  The net sales decline in the Consumer Packaging International segment is primarily attributed to a 5% volume decline, a $116 million unfavorable impact from foreign currency changes, and Prior YTD divestiture sales of $108 million, partially offset by increased selling prices of $131 million due to the pass-through of European inflation.  The volume decline is primarily attributed to general market softness.

Operating Income:  The operating income decrease is primarily attributed to a $30 million unfavorable impact from the volume decline, a $24 million unfavorable impact from foreign currency changes, a $22 million unfavorable impact from increased business integration costs, an unfavorable impact from increased selling, general, and administrative expenses, and an unfavorable impact from Prior YTD divestiture. These declines are partially offset by a $33 million favorable impact from price cost spread.

Consumer Packaging North America
	YTD	Prior YTD	$ Change	% Change
Net sales	$2,335	$2,659	$(324)	(12)%
Operating income	$253	$235	$18	8%

Net Sales:  The net sales decline in the Consumer Packaging North America segment is primarily attributed to decreased selling prices of $247 million and a 3% volume decline. The volume decline is primarily attributed to general market softness partially offset by growth in our foodservice market.

Operating Income:  The operating income increase is primarily attributed to a $58 million favorable impact from price cost spread, partially offset by a $17 million unfavorable impact from the volume decline, and an unfavorable impact from increased selling, general, and administrative expenses.

Health, Hygiene & Specialties
	YTD	Prior YTD	$ Change	% Change
Net sales	$1,997	$2,429	$(432)	(18)%
Operating income	$89	$186	$(97)	(52)%

Net Sales:  The net sales decline in the Health, Hygiene & Specialties segment is primarily attributed to decreased selling prices of $219 million, an 8% volume decline, and an $18 million unfavorable impact from foreign currency changes.  The volume decline is primarily attributed to general market softness and customer destocking.

Operating Income:  The operating income decrease is primarily attributed to a $58 million unfavorable impact from price cost spread, a $25 million unfavorable impact from the volume decline, and an $18 million unfavorable impact from increased business integration costs, partially offset by a favorable impact from decreased selling, general, and administrative expenses.

Engineered Materials
	YTD	Prior YTD	$ Change	% Change
Net sales	$2,214	$2,696	$(482)	(18)%
Operating income	$246	$237	$9	4%

Net Sales:  The net sales decline in the Engineered Materials segment is primarily attributed to a 9% volume decline, decreased selling prices of $201 million, and a $40 million unfavorable impact from foreign currency changes.  The volume decline is primarily attributed to general market softness and customer destocking.

Operating Income:  The operating income increase is primarily attributed to a $70 million favorable impact from price cost spread, partially offset by a $40 million unfavorable impact from the volume decline, an unfavorable impact from increased selling, general, and administrative expenses, and an unfavorable impact from increased business integration costs.

Interest expense
	YTD	Prior YTD	$ Change	% Change
Interest expense	$228	$212	$16	8%

The interest expense increase is primarily the result of higher interest rates.

Changes in Comprehensive Income

The $138 million improvement in comprehensive income from the Prior YTD was primarily attributed to a $368 million favorable change in currency translation, partially offset by a $120 million unfavorable change in the fair value of derivative instruments, net of tax, and a $110 million decline in net income.  Currency translation changes are primarily related to non-U.S. subsidiaries with a functional currency other than the U.S. dollar whereby assets and liabilities are translated from the respective functional currency into U.S. dollars using period-end exchange rates.  The change in currency translation in the YTD was primarily attributed to locations utilizing the Euro and British pound sterling as their functional currency.  As part of the overall risk management, the Company uses derivative instruments to (i) reduce our exposure to changes in interest rates attributed to the Company’s borrowings and (ii) reduce foreign currency exposure to translation of certain foreign operations.  The Company records changes to the fair value of these instruments in Accumulated other comprehensive loss.  The change in fair value of these instruments in fiscal 2023 versus fiscal 2022 is primarily attributed to the change in the forward interest and foreign exchange curves between measurement dates.

Liquidity and Capital Resources
Senior Secured Credit Facility

We manage our global cash requirements considering (i) available funds among the many subsidiaries through which we conduct business, (ii) the geographic location of our liquidity needs, and (iii) the cost to access international cash balances.  At the end of the Quarter, the Company had no outstanding balance on its $1,000 million asset-based revolving line of credit that matures in June 2028. The Company was in compliance with all covenants at the end of the Quarter.

Cash Flows

Net cash from operating activities increased $145 million from the Prior YTD primarily attributed to working capital improvement partially offset by a decline in net income prior to non-cash activities.

Net cash used in investing activities increased $223 million from the Prior YTD primarily attributed to the acquisition of Pro-Western in the YTD compared to the proceeds from business divestitures in the Prior YTD.

Net cash used in financing activities increased $207 million from the Prior YTD primarily attributed to higher repayments of long-term debt and initiation of a quarterly dividend in the YTD, partially offset by lower share repurchases.

Dividend Payments

The Company declared and paid a cash dividend of $0.25 per share during each of the first fiscal quarter that ended December 31, 2022, the second fiscal quarter that ended April 1, 2023, and the third fiscal quarter that ended July 1, 2023.

Share Repurchases

YTD fiscal 2023, the Company repurchased approximately 7 million shares for $415 million.  Authorized share repurchases of $627 million remain available to the Company.

Free Cash Flow

Our consolidated free cash flow for the YTD and Prior YTD are summarized as follows:

	July 1, 2023	July 2, 2022
Cash flow from operating activities	$490	$345
Additions to property, plant and equipment, net	(560)	(556)
Free cash flow	$(70)	$(211)

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

Liquidity Outlook

At July 1, 2023, our cash balance was $633 million, which was primarily located outside the U.S.  We believe our existing U.S. based cash and cash flow from U.S. operations, together with available borrowings under our senior secured credit facilities, will be adequate to meet our short-term and long-term liquidity needs with the exception of funds needed to cover all long-term debt obligations, which we intend to refinance prior to maturity.  The Company has the ability to repatriate the cash located outside the U.S. to the extent not needed to meet operational and capital needs without significant restrictions.

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

Three Quarterly Periods Ended
July 1, 2023
Net sales	$5,021
Gross profit	986
Earnings from continuing operations	363
Net income	$363

Includes $4 million of income associated with intercompany activity with non-guarantor subsidiaries.

	July 1, 2023	October 1, 2022
Assets
Current assets	$1,562	$2,432
Noncurrent assets	6,012	6,137

Liabilities
Current liabilities	$891	$1,536
Intercompany payable	725	634
Noncurrent liabilities	10,613	10,630

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are exposed to market risk from changes in interest rates primarily through our senior secured credit facilities.  Our senior secured credit facilities are comprised of (i) $3.3 billion term loans and (ii) a $1,000 million revolving credit facility with no balance outstanding.  Borrowings under our senior secured credit facilities bear interest at a rate equal to an applicable margin plus LIBOR.  The applicable margin for borrowings under the revolving credit facility ranges from 1.25% to 1.50%, and the margin for term loans is 1.75% per annum.  As of period end, the LIBOR rate of approximately 5.22% was applicable to the term loans.  For the portion of our term loans that are not hedged by interest rate swaps, a 0.25% change in LIBOR would increase our annual interest expense by $1 million on variable rate term loans.

We seek to minimize interest rate volatility risk through regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments.  These financial instruments are not used for trading or other speculative purposes. (See Note 8.)

Foreign Currency Risk

As a global company, we face foreign currency risk exposure from fluctuating currency exchange rates, primarily the U.S. dollar against the euro, British pound sterling, Brazilian real, Chinese renminbi, Canadian dollar and Mexican peso.  Significant fluctuations in currency rates can have a substantial impact, either positive or negative, on our revenue, cost of sales, and operating expenses.   Currency translation gains and losses are primarily related to non-U.S. subsidiaries with a functional currency other than U.S. dollars whereby assets and liabilities are translated from the respective functional currency into U.S. dollars using period-end exchange rates and impact our Comprehensive income.  A 10% decline in foreign currency exchange rates would have had an $18 million unfavorable impact on our Net income for the three quarterly periods ended July 1, 2023. (See Note 8.)

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Repurchases of Equity Securities

The following table summarizes the Company's repurchases of its common stock during the Quarterly Period ended July 1, 2023.

Fiscal Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Dollar Value of Shares that May Yet be Purchased Under the Program (in millions) (a)
April	51,500	$57.73	51,500	$707
May	964,654	58.47	964,654	650
June	380,325	62.15	380,325	627
Total	1,396,479	$59.45	1,396,479	$627

(a)	All open market purchases during the quarter were made under the 2023 authorization from our board of directors.

Item 5.  Other Information

Rule 10b5-1 Plan Elections
During the quarter, Director Evan Bayh terminated a 10b5-1 Plan that was adopted August 2022 providing for the exercise and sale of up to 14,000 stock options and adopted  a new 10b5-1 Plan with an August 2023 start date and a November 2023 end date providing for the exercise and sale of up to 14,000 stock options.

Item 6.  Exhibits

Exhibit No.	Description of Exhibit
10.1*
$1,000,000,000 Fourth Amended and Restated Revolving Credit Agreement, dated as of June 22, 2023, by and among Berry Global, Inc., Berry Global Group, Inc., Berry Plastics Canada Inc., RPC Group Limited, the lenders party thereto, Bank of America, N.A., as collateral agent and administrative agent, and the financial institutions party thereto.

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

Berry Global Group, Inc.

August 9, 2023	By:	/s/ Mark W. Miles
Mark W. Miles
Chief Financial Officer