Form 10-K
period 2023-09-30
BERRY GLOBAL GROUP, INC.
filed 2023-11-17
CIK 1378992

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes ☐   No ☒

The aggregate market value of the common stock of the registrant held by non-affiliates was approximately $6.9 billion as of March 29, 2023, the last business day of the registrant’s most recently completed second fiscal quarter. The aggregate market value was computed using the closing sale price as reported on the New York Stock Exchange. As of November 17, 2023, there were 115.5 million shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Berry Global Group, Inc.’s Proxy Statement for its 2024 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

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

FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2023

Item 1.  BUSINESS
(In millions of dollars, except as otherwise noted)

General

Berry Global Group, Inc. (“Berry,” “we,” or the “Company”) is a leading global supplier of a broad range of innovative rigid, flexible and non-woven products.  We sell our products predominantly into stable, consumer-oriented end markets, such as healthcare, personal care, and food and beverage.  Our customers consist of a diverse mix of global, national, regional and local specialty businesses.  For the fiscal year ended September 30, 2023 (“fiscal 2023”), no single customer represented more than 5% of net sales and our top ten customers represented 15% of net sales.  We believe our manufacturing processes, manufacturing footprint and our ability to leverage our scale to reduce costs, positions us as a low-cost manufacturer relative to our competitors.

Additional financial information about our segments is provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the “Notes to Consolidated Financial Statements” sections of this report.

Segment Overview

The Company’s operations are organized into four reporting segments: Consumer Packaging International, Consumer Packaging North America, Engineered Materials, and Health, Hygiene & Specialties.  The structure is designed to align us with our customers, provide optimal service, drive future growth, and to facilitate synergy realization.

Consumer Packaging International
The Consumer Packaging International segment is a manufacturer of rigid products that primarily services non-North American markets.  Product groups within the segment include Closures and Dispensing Systems, Pharmaceutical Devices and Packaging, Bottles and Canisters, Containers, and Technical Components.  In fiscal 2023, Consumer Packaging International accounted for 32% of our consolidated net sales.

Consumer Packaging North America
The Consumer Packaging North America segment is a manufacturer of rigid products that primarily services North American markets.  Product groups within the segment include Containers and Pails, Foodservice, Closures, Bottles and Prescription Vials, and Tubes.  In fiscal 2023, Consumer Packaging North America accounted for 24% of our consolidated net sales.

Engineered Materials
The Engineered Materials segment is a manufacturer of flexible products that services primarily North American and European markets.  Product groups within the segment include Stretch and Shrink Films, Converter Films, Institutional Can Liners, Food and Consumer Films, Retail Bags, and Agriculture Films.  In fiscal 2023, Engineered Materials accounted for 23% of our consolidated net sales.

Health, Hygiene & Specialties
The Health, Hygiene & Specialties segment is a manufacturer of non-woven and related products that services global markets.  Product groups within the segment include Healthcare, Hygiene, Specialties, and Tapes. In fiscal 2023, Health, Hygiene & Specialties accounted for 21% of our consolidated net sales.

During fiscal 2023, the Company announced that it has initiated a formal process to evaluate strategic alternatives for its Health, Hygiene and Specialties segment and has determined the segment does not meet the criteria of Held for Sale as of year end.

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

Intellectual Property

While important to our business in the aggregate, the loss of any single patent or license alone would not have a material adverse effect on our results of operations as a whole or those of our reportable segments.

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

Sustainability is comprehensively embedded across our business, from how we run our manufacturing operations more efficiently to the investments we are making in sustainable packaging.  We believe responsible packaging is the answer to achieving less waste and that responsible packaging requires four things - innovative design, continued development of renewable and advanced raw materials, waste management infrastructure, and consumer participation. Berry is committed to responsible packaging and has (1) targeted 100% reusable, recyclable, or compostable packaging by 2025, (2) significantly increased our use of circular materials in order to meet our targeted 10% recycled  content by 2025, and (3) worked to drive greater recycling rates around the world.  With our global scale, deep industry experience, and strong capabilities, we are uniquely positioned to assist our customer in the design and development of more sustainable packaging.

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

Human Capital and Employees

Overview
Berry’s mission of ‘Always Advancing to Protect What’s Important’ has never been more critical as we are proud to work alongside our customers to supply products that are essential to everyday life.  We continue to prioritize the health and well-being of the communities we serve as well as our employees and their families.

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

Inclusion and Diversity
We strive to build a safe and inclusive culture where employees feel valued and treated with respect.  We believe inclusion helps drive engagement, innovation and organizational growth.  We provide annual training to our diversified global workforce on the importance of having a culture of inclusion.

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

Item 1A.  RISK FACTORS

Operational Risks

Global economic conditions may negatively impact our business operations and financial results.

Challenging global conditions, including inflation or military conflicts, may negatively impact our business operations and financial results.  When challenging economic conditions exist, our customers may delay, decrease or cancel purchases from us, and may also delay payment or fail to pay us altogether. Suppliers may have difficulty filling our orders and distributors may have difficulty getting our products to customers, which may affect our ability to meet customer demands, and result in a loss of business. Weakened global economic conditions may also result in unfavorable changes in our product prices, product mix and profit margins. Although we take measures to mitigate the impact of inflation, including through pricing actions and productivity programs, if these actions are not effective our cash flow, financial condition, and results of operations could be adversely impacted. In addition, there could be a time lag between recognizing the benefit of our mitigating actions versus when the challenge occurs and there is no assurance that our mitigating measures will be able to fully mitigate the negative impacts.

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

Raw materials are subject to price fluctuations and availability, due to external factors, which are beyond our control.  Temporary industry-wide shortages of raw materials have occurred in the past, which can lead to increased raw material price volatility.  Additionally, our suppliers could experience cost increases to produce raw material due to increases in carbon pricing.  Historically we have been able to manage the impact of higher costs by increasing our selling prices.  We have generally been well positioned to capture additional market share as our primary raw material, polymer resin, is typically a lower cost and more versatile substrate compared to alternatives.  However, raw material shortages or our inability to timely pass-through increased costs to our customers may adversely affect our business, financial condition and results of operations.

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

Our relations with employees under collective bargaining agreements remain satisfactory and there have been no significant work stoppages or other labor disputes during the past four years.  However, we may not be able to maintain constructive relationships with labor unions or trade councils and may not be able to successfully negotiate new collective bargaining agreements on satisfactory terms in the future.

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

We have a significant amount of indebtedness, which requires significant interest payments.  The amount of interest charges could increase materially due to rising interest rates as indebtedness is refinanced, interest rate swaps expire, or accounts receivable supply chain finance factoring grows.  Our inability to generate sufficient cash flow to satisfy our debt obligations, or to refinance our obligations on commercially reasonable terms, would have a material adverse effect on our business, financial condition and results of operations.  Additionally, servicing the interest obligations of our existing indebtedness could limit our ability to respond to business opportunities, including growing our business through acquisitions or increased levels of capital expenditures.

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

Foreign operations are also subject to certain risks that are unique to doing business in foreign countries including supply chain challenges, disruption of energy, changes in applicable laws, including assessments of income and non-income related taxes, inability to readily repatriate cash to the U.S. effectively, and regulatory policies and various trade restrictions including potential changes to taxes or duties. We are also subject to the Foreign Corrupt Practices Act and other anti-bribery and anti-corruption laws that generally bar bribes or unreasonable gifts to foreign governments or officials. We have implemented safeguards, training and policies to discourage these practices by our employees and agents. However, if employees violate our policies, we may be subject to regulatory sanctions. Any of these risks could disrupt our business and result in significant losses.

Current and future environmental and other governmental requirements could adversely affect our financial condition and our ability to conduct our business.

While we have not been required historically to make significant capital expenditures in order to comply with applicable environmental laws and regulations, we cannot predict our future capital expenditure requirements because of continually changing compliance standards and environmental technology.  Furthermore, violations or contaminated sites that we do not know about (including contamination caused by prior owners and operators of such sites or newly discovered information) could result in additional compliance or remediation costs or other liabilities.  In addition, federal, state, local, and foreign governments could enact laws or regulations concerning environmental matters, such as greenhouse gas (carbon) emissions, that increase the cost of producing, or otherwise adversely affect the demand for our products.  Additionally, several governmental bodies in jurisdictions where we operate have introduced, or are contemplating introducing, regulatory change to address the potential impacts of changes in climate and global warming, which may have adverse impacts on our operations or financial results.  We believe that any such laws promulgated to date have not had a material adverse effect on us, as we have historically been able to manage the impact of higher costs by increasing our selling prices.  However, there can be no assurance that future legislation or regulation would not have a material adverse effect on us.

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

We may be subject to litigation and regulatory investigations and proceedings, including product liability claims, that could adversely affect our business operations and financial performance.

In the ordinary course of our business, we are  involved in legal proceedings, including product liability claims, which may lead to financial or reputational damages. See Note 5. Commitments, Leases and Contingencies. We may also be subject to inquiries, inspections, investigations and proceedings by relevant regulatory and other governmental agencies. Given our global footprint, we are exposed to more uncertainty regarding the regulatory environment. The timing of the final resolutions to lawsuits, regulatory inquiries, and governmental and other legal proceedings is typically uncertain, and any such proceedings or claims, regardless of merit, could be time consuming and expensive to defend and could divert management’s attention and resources.  The possible outcomes of these proceedings could include adverse judgments, settlements, injunctions, fines, penalties or other results adverse to us that could harm our business, financial condition, results of operations and reputation and result in significant losses. Even if we are successful in defending ourselves against these actions, the costs of such defense may be significant to us.

Item 1B.  UNRESOLVED STAFF COMMENTS

None.

Item 2.  PROPERTIES

Our primary manufacturing facilities by geographic area were as follows:

Geographic Region	Total Facilities	Leased Facilities
US and Canada	102	18
Europe	110	24
Rest of world	36	15

Item 3.  LEGAL PROCEEDINGS

For information see Note 5. Commitments, Leases and Contingencies

Item 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock “BERY” is listed on the New York Stock Exchange. As of the date of this filing there were fewer than 550 active record holders of the common stock, but we estimate the number of beneficial stockholders to be much higher as a number of our shares are held by brokers or dealers for their customers in street name. During fiscal 2023 the Company declared and paid cash dividends of $0.25 per share for each quarter.  During fiscal 2022 we did not declare or pay any cash dividends on our common stock.

Issuer Purchases of Equity Securities

The following table summarizes the Company's repurchases of its common stock during the Quarterly Period ended September 30, 2023.

Fiscal Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Dollar Value of Shares that May Yet be Purchased Under the Program (in millions) (a)
July	—	$—	—	$627
August	1,600,861	63.96	1,600,861	524
September	1,313,690	62.88	1,313,690	442
Total	2,914,551	$63.47	2,914,551	$442

(a)
All open market purchases during the quarter were made under the fiscal 2023 authorization from our board of directors to purchase up to $1 billion of shares of common stock. See Note 9. Stockholders' Equity.

Item 6.  RESERVED

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Outlook

The Company is affected by general economic and industrial growth, raw material availability, cost inflation, supply chain disruptions, and general consumption levels.  Our business has both geographic and end market diversity, which reduces the effect of any one of these factors on our overall performance.  Our results are affected by our ability to pass through raw material and other cost changes to our customers, improve manufacturing productivity and adapt to volume changes of our customers.  Despite global macro-economic challenges in the short-term attributed to continued rising inflation and general market softness, we continue to believe our underlying long-term fundamentals in all divisions remain strong.  For fiscal 2024, we project cash flow from operations between $1.35 to $1.45 billion and free cash flow between $800 to $900 million.  Projected fiscal 2024 free cash flow assumes $550 million of capital spending.  For the definition of free cash flow and further information related to free cash flow as a non-GAAP financial measure, see “Liquidity and Capital Resources.”

Discussion of Results of Operations for Fiscal 2023 Compared to Fiscal 2022

The Company's U.S. based results for fiscal 2023 and fiscal 2022 are based on fifty-two week periods.  Business integration expenses consist of restructuring and impairment charges, divestiture related costs, and other business optimization costs.  Tables present dollars in millions. A discussion and analysis regarding our results of operations for fiscal year 2022 compared to fiscal year 2021 can be found on Form 10-K, filed with the SEC in November 2022.

Consolidated Overview	Fiscal Year
	2023	2022	$ Change	% Change
Net sales	$12,664	$14,495	$(1,831)	(13)%
Cost of goods sold	10,354	12,123	(1,769)	(15)%
Other operating expenses	1,231	1,130	101	9%
Operating income	$1,079	$1,242	$(163)	(13)%

Net sales:  The net sales decline is primarily attributed to decreased selling prices of $856 million primarily due to the pass-through of lower resin costs, a 6% volume decline, an $84 million unfavorable impact from foreign currency changes, and fiscal 2022 divestiture sales of $107 million.  The volume decline is primarily attributed to general market softness and customer destocking.

Cost of goods sold:  The cost of goods sold decrease is primarily attributed to lower raw material prices, the volume decline, fiscal 2022 divestiture cost of goods sold, and an unfavorable impact from foreign currency changes.

Other operating expenses:  The other operating expenses increase is primarily attributed to an increase in business integration costs and incentive-based compensation.

Operating Income:  The operating income decrease is primarily attributed to a $134 million unfavorable impact from the volume decline, a $79 million unfavorable impact from increased business integration costs, a $33 million unfavorable impact from foreign currency changes, and a $49 million unfavorable impact from increased selling, general, and administrative expenses primarily attributed to increased incentive-based compensation.  These declines are partially offset by a $139 million favorable impact from price cost spread.

Consumer Packaging International	Fiscal Year
	2023	2022	$ Change	% Change
Net sales	$4,031	$4,293	$(262)	(6)%
Operating income	$273	$346	$(73)	(21)%

Net sales:  The net sales decline is primarily attributed to a 5% volume decline, fiscal 2022 divestiture sales of $107 million, and a $60 million unfavorable impact from foreign currency changes, partially offset by increased selling prices of $102 million due to the pass-through of European inflation.  The volume decline is primarily attributed to general market softness.

Operating Income: The operating income decrease is primarily attributed to a $39 million unfavorable impact from increased business integration costs, a $36 million unfavorable impact from the volume decline, a $17 million unfavorable impact from foreign currency changes, an unfavorable impact from increased selling, general, and administrative expenses, and an unfavorable impact from fiscal 2022 divestiture.  These declines were partially offset by a $44 million favorable impact from price cost spread.

Consumer Packaging North America	Fiscal Year
	2023	2022	$ Change	% Change
Net sales	$3,122	$3,548	$(426)	(12)%
Operating income	$346	$338	$8	2%

Net sales:  The net sales decline is primarily attributed to decreased selling prices of $344 million and a 3% volume decline.  The volume decline is primarily attributed to general market softness partially offset by growth in our foodservice market.

Operating Income:  The operating income increase is primarily attributed to a $67 million favorable impact from price cost spread, partially offset by a $21 million unfavorable impact from the volume decline, an $18 million unfavorable impact from increased business integration costs, and an unfavorable impact from increased selling, general, and administrative expenses.

Engineered Materials	Fiscal Year
	2023	2022	$ Change	% Change
Net sales	$2,884	$3,488	$(604)	(17)%
Operating income	$333	$328	$5	2%

Net sales:  The net sales decline is primarily attributed to decreased selling prices of $292 million, an 8% volume decline, and a $31 million unfavorable impact from foreign currency changes.  The volume decline is primarily attributed to general market softness and destocking.

Operating Income:  The operating income increase is primarily attributed to an $81 million favorable impact from price cost spread, partially offset by a $48 million unfavorable impact from the volume decline, and an unfavorable impact from increased selling, general, and administrative expenses.

Health, Hygiene & Specialties	Fiscal Year
	2023	2022	$ Change	% Change
Net sales	$2,627	$3,166	$(539)	(17)%
Operating income	$127	$230	$(103)	(45)%

Net sales:  The net sales decline is primarily attributed to decreased selling prices of $322 million and a 7% volume decline.  The volume decline is primarily attributed to general market softness and customer destocking.

Operating Income:  The operating income decrease is primarily attributed to a $52 million unfavorable impact from price cost spread, a $30 million unfavorable impact from the volume decline, and an unfavorable impact from increased business integration costs.

Other expense	Fiscal Year
	2023	2022	$ Change	% Change
Other expense	$31	$22	$9	41%

The Other expense increase is primarily attributed to an adverse impact from our hyperinflationary Argentina subsidiaries.

Interest expense	Fiscal Year
	2023	2022	$ Change	% Change
Interest expense	$306	$286	$20	7%

The interest expense increase is primarily the result of higher interest rates partially offset by an increased benefit from the amortization of settled interest rate swaps in fiscal 2022.

Comprehensive Income	Fiscal Year
	2023	2022	$ Change	% Change
Comprehensive Income	$676	$659	$17	3%

The increase in comprehensive income is primarily attributed to a $416 million favorable change in currency translation, partially offset by a $157 million decrease in net income, a $155 million unfavorable change in the fair value of interest rate hedges, and an $87 million unfavorable change from unrealized losses on the Company's pension plans.  Currency translation changes are primarily related to non-U.S. subsidiaries with a functional currency other than the U.S. dollar whereby assets and liabilities are translated from the respective functional currency into U.S. dollars using period-end exchange rates.  The change in currency translation was primarily attributed to locations utilizing the euro and British pound sterling as their functional currency.  As part of the overall risk management, the Company uses derivative instruments to (i) reduce our exposure to changes in interest rates attributed to the Company’s borrowings and (ii) reduce foreign currency exposure to translation of certain foreign operations.  The Company records changes to the fair value of these instruments in Accumulated other comprehensive income (loss).  The change in fair value of these instruments in fiscal 2023 versus fiscal 2022 is primarily attributed to a change in the forward interest and foreign exchange curves between measurement dates.

Liquidity and Capital Resources

Senior Secured Credit Facility

We manage our global cash requirements considering (i) available funds among the many subsidiaries through which we conduct our business, (ii) the geographic location of our liquidity needs, and (iii) the cost to access international cash balances.  At the end of fiscal 2023, the Company had no outstanding balance on its $1.0 billion asset-based revolving line of credit that matures in June 2028.  The Company was in compliance with all covenants at the end of fiscal 2023.  See Note 3. Long-Term Debt.

Cash Flows from Operating Activities

Net cash provided by operating activities increased $52 million from fiscal 2022 primarily attributed to working capital improvement, partially offset by a decline in net income and derivative settlements.

Cash Flows from Investing Activities

Net cash used in investing activities increased $293 million from fiscal 2022 primarily attributed to the acquisition of Pro-Western in fiscal 2023 compared to the proceeds from business divestitures and the settlement of net investment hedges in fiscal 2022. See Note 2. Acquisition.

Cash Flows from Financing Activities

Net cash used in financing activities increased $367 million from fiscal 2022 primarily attributed to higher net repayments on long-term borrowings and initiation of a quarterly dividend in fiscal 2023, partially offset by lower share repurchases.

Dividends

The Company declared and paid cash dividends of $127 million during fiscal 2023.

Share Repurchases

The Company repurchased approximately 9.8 million shares for $601 million and approximately 12.2 million shares for $709 million in fiscal 2023 and fiscal 2022, respectively.  See Note 9. Stockholders' Equity.

Free Cash Flow

We define "free cash flow" as cash flow from operating activities less net additions to property, plant and equipment.  Based on our definition, our consolidated free cash flow is summarized as follows:

	Fiscal years ended
	September 30, 2023	October 1, 2022
Cash flow from operating activities	$1,615	$1,563
Additions to property, plant and equipment, net	(689)	(687)
Free cash flow	$926	$876

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

Liquidity Outlook

At the end of fiscal 2023, our cash balance was $1,203 million, of which approximately 45% was located outside the U.S.  We believe our existing U.S. based cash and cash flow from U.S. operations, together with available borrowings under our senior secured credit facilities, will be adequate to meet our short-term and long-term liquidity needs with the exception of funds needed to cover all long-term debt obligations which we intend to refinance prior to maturity.  The Company has the ability to repatriate the cash located outside the U.S. to the extent not needed to meet operational and capital needs without significant restrictions.  Our unremitted foreign earnings were $1.6 billion at the end of fiscal 2023.  The computation of the deferred tax liability associated with unremitted earnings is not practicable.

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

Year Ended
September 30, 2023
Net sales	$6,660
Gross profit	1,611
Earnings from continuing operations	410
Net income (a)	$410

(a) Includes $39 million of income associated with intercompany activity with non-guarantor subsidiaries.

	September 30, 2023	October 1, 2022
Assets
Current assets	$1,975	$2,432
Noncurrent assets	5,997	6,137

Liabilities
Current liabilities	$1,363	$1,536
Intercompany payable	754	634
Noncurrent liabilities	10,271	10,630

Critical Accounting Estimates

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

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to market risk from changes in interest rates primarily through our senior secured credit facilities and accounts receivable supply chain finance factoring programs. As of September 30, 2023, our senior secured credit facilities are comprised of (i) $3.1 billion term loans and (ii) a $1.0 billion revolving credit facility with no borrowings outstanding. Borrowings under our senior secured credit facilities bear interest at a rate equal to an applicable margin plus SOFR. The applicable margin for SOFR rate borrowings under the revolving credit facility ranges from 1.25% to 1.50%, and the margin for the term loans is 1.75% per annum. As of September 30, 2023, the SOFR rate of approximately 5.54% was applicable to the term loans. A change of 0.25% on these floating interest rate exposures would increase interest expense by approximately $2 million.

We seek to minimize interest rate volatility risk through regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. These financial instruments are not used for trading or other speculative purposes. See Note 4. Financial Instruments and Fair Value Measurements.

Foreign Currency Risk

As a global company, we face foreign currency risk exposure from fluctuating currency exchange rates, primarily the U.S. dollar against the euro, British pound sterling, Brazilian real, Chinese renminbi, Canadian dollar and Mexican peso. Significant fluctuations in currency rates can have a substantial impact, either positive or negative, on our revenue, cost of sales, and operating expenses.  Currency translation gains and losses are primarily related to non-U.S. subsidiaries with a functional currency other than U.S. dollars whereby assets and liabilities are translated from the respective functional currency into U.S. dollars using period-end exchange rates and impact our Comprehensive income. A 10% decline in foreign currency exchange rates would have had a $31 million unfavorable impact on fiscal 2023 Net income. See Note 4. Financial Instruments and Fair Value Measurements.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Berry Global Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Berry Global Group, Inc. (the Company) as of September 30, 2023 and October 1, 2022, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended September 30, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2023 and October 1, 2022, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated November 17, 2023 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosures to which it relates.

United Kingdom Defined Benefit Pension Obligation

Description of the Matter
At September 30, 2023 the aggregate United Kingdom (UK) defined benefit pension obligation was $505 million. As disclosed in Notes 1 and 7 to the consolidated financial statements, the obligation for these plans are actuarially determined and affected by assumptions, including discount rates and mortality rates.

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
November 17, 2023

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Berry Global Group, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Berry Global Group, Inc.’s internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Berry Global Group, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of September 30, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of September 30, 2023 and October 1, 2022, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended September 30, 2023, and the related notes and our report dated November 17, 2023 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Indianapolis, Indiana
November 17, 2023

Berry Global Group, Inc.
Consolidated Statements of Income
(in millions of dollars)

	Fiscal years ended
	September 30, 2023	October 1, 2022	October 2, 2021
Net sales	$12,664	$14,495	$13,850
Costs and expenses:
Cost of goods sold	10,354	12,123	11,352
Selling, general and administrative	886	850	867
Amortization of intangibles	243	257	288
Restructuring and transaction activities	102	23	51
Operating income	1,079	1,242	1,292

Other expense	31	22	51
Interest expense	306	286	336
Income before income taxes	742	934	905
Income tax expense	133	168	172
Net income	$609	$766	$733
Net income per share (see Note 11):
Basic	$5.07	$5.87	$5.45
Diluted	$4.95	$5.77	$5.30

Berry Global Group, Inc.
Consolidated Statements of Comprehensive Income
(in millions of dollars)

	Fiscal years ended
	September 30, 2023	October 1, 2022	October 2, 2021
Net income	$609	$766	$733
Currency translation	115	(301)	124
Pension and postretirement benefits	(52)	35	49
Derivative instruments	4	159	82
Other comprehensive (loss) income	67	(107)	255
Comprehensive income	$676	$659	$988

See notes to consolidated financial statements.

Berry Global Group, Inc.
Consolidated Balance Sheets
(in millions of dollars)

	September 30, 2023	October 1, 2022
Assets
Current assets:
Cash and cash equivalents	$1,203	$1,410
Accounts receivable	1,568	1,777
Inventories	1,557	1,802
Prepaid expenses and other current assets	205	175
Total current assets	4,533	5,164
Property, plant and equipment	4,576	4,342
Goodwill and intangible assets	6,684	6,685
Right-of-use assets	625	521
Other assets	169	244
Total assets	$16,587	$16,956

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,528	$1,795
Accrued employee costs	273	253
Other current liabilities	902	783
Current portion of long-term debt	10	13
Total current liabilities	2,713	2,844
Long-term debt	8,970	9,242
Deferred income taxes	573	707
Employee benefit obligations	193	160
Operating lease liabilities	525	429
Other long-term liabilities	397	378
Total liabilities	13,371	13,760

Stockholders’ equity:
Common stock (115.5 and 124.2 shares issued, respectively)	1	1
Additional paid-in capital	1,231	1,177
Retained earnings	2,320	2,421
Accumulated other comprehensive loss	(336)	(403)
Total stockholders’ equity	3,216	3,196
Total liabilities and stockholders’ equity	$16,587	$16,956

See notes to consolidated financial statements.

Berry Global Group, Inc.
Consolidated Statements of Cash Flows
(in millions of dollars)

	Fiscal years ended
	September 30, 2023	October 1, 2022	October 2, 2021

Cash Flows from Operating Activities:
Net income	$609	$766	$733

Adjustments to reconcile net cash from operating activities:
Depreciation	575	562	566
Amortization of intangibles	243	257	288
Non-cash interest expense	(61)	6	32
Share-based compensation expense	42	39	40
Deferred income tax	(117)	(48)	(73)
Other non-cash operating activities, net	22	(22)	49
Settlement of derivatives	36	201	—
Changes in operating assets and liabilities:
Accounts receivable	294	(86)	(331)
Inventories	343	(3)	(639)
Prepaid expenses and other assets	1	11	(30)
Accounts payable and other liabilities	(372)	(120)	945
Net cash from operating activities	1,615	1,563	1,580

Cash Flows from Investing Activities:
Additions to property, plant and equipment, net	(689)	(687)	(676)
Acquisition of businesses	(87)	—	—
Divestiture of businesses	—	128	165
Settlement of net investment hedges	—	76	—
Net cash from investing activities	(776)	(483)	(511)

Cash Flows from Financing Activities:
Proceeds from long-term borrowings	496	—	2,716
Repayment of long-term borrowings	(869)	(22)	(3,496)
Proceeds from issuance of common stock	36	27	60
Repurchase of common stock	(601)	(709)	—
Dividends paid	(127)	—	—
Debt financing costs	(6)	—	(21)
Net cash from financing activities	(1,071)	(704)	(741)
Effect of currency translation on cash	25	(57)	13
Net change in cash and cash equivalents	(207)	319	341
Cash and cash equivalents at beginning of period	1,410	1,091	750
Cash and cash equivalents at end of period	$1,203	$1,410	$1,091

See notes to consolidated financial statements.

Berry Global Group, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(in millions of dollars)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at September 26, 2020	$1	$1,034	$(551)	$1,608	$2,092
Net income	—	—	—	733	733
Other comprehensive income	—	—	255	—	255
Share-based compensation	—	40	—	—	40
Proceeds from issuance of common stock	—	60	—	—	60
Balance at October 2, 2021	$1	$1,134	$(296)	$2,341	$3,180
Net income	—	—	—	766	766
Other comprehensive loss	—	—	(107)	—	(107)
Share-based compensation	—	39	—	—	39
Proceeds from issuance of common stock	—	27	—	—	27
Common stock repurchased and retired	—	(23)	—	(686)	(709)
Balance at October 1, 2022	$1	$1,177	$(403)	$2,421	$3,196
Net income	—	—	—	609	609
Other comprehensive income	—	—	67	—	67
Share-based compensation	—	42	—	—	42
Proceeds from issuance of common stock	—	36	—	—	36
Common stock repurchased, retired and other	—	(24)	—	(583)	(607)
Dividends paid	—	—	—	(127)	(127)
Balance at September 30, 2023	$1	$1,231	$(336)	$2,320	$3,216

See notes to consolidated financial statements.

Berry Global Group, Inc.
Notes to Consolidated Financial Statements
(in millions of dollars, except as otherwise noted)

1.  Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

Berry Global Group, Inc.’s (“Berry,” “we,” or the “Company”) consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) pursuant to the rules and regulations of the Securities and Exchange Commissions.  Periods presented in these financial statements include fiscal periods ending September 30, 2023 (“fiscal 2023”), October 1, 2022 (“fiscal 2022”), and October 2, 2021 (“fiscal 2021”).  The Company’s U.S. based results for fiscal 2023 and fiscal 2022 are based on a fifty-two week period.  Fiscal 2021 was based on a fifty-three week period. The Company has evaluated subsequent events through the date the financial statements were issued.

The consolidated financial statements include the accounts of Berry and its subsidiaries, all of which includes our wholly owned and majority owned subsidiaries. The Company has certain foreign subsidiaries that report on a calendar period basis which we consolidate into our respective fiscal period.  Intercompany accounts and transactions have been eliminated in consolidation.

During fiscal 2023, the Company announced that it has initiated a formal process to evaluate strategic alternatives for its Health, Hygiene and Specialties segment and has determined the segment does not meet the criteria of Held for Sale as of year end.

Revenue Recognition and Accounts Receivable

Our revenues are primarily derived from the sale of non-woven, flexible and rigid products.  Revenue is recognized when performance obligations are satisfied, in an amount reflecting the consideration to which the Company expects to be entitled.  We consider the promise to transfer products to be our sole performance obligation.  If the consideration agreed to in a contract includes a variable amount, we estimate the amount of consideration we expect to be entitled to in exchange for transferring the promised goods to the customer using the most likely amount method.  Our main sources of variable consideration are customer rebates.  There are no material instances where variable consideration is constrained and not recorded at the initial time of sale.  Generally, our revenue is recognized at a point in time for standard promised goods at the time of shipment, when title and risk of loss pass to the customer.  The accrual for customer rebates was $106 million and $103 million at September 30, 2023 and October 1, 2022, respectively, and is included in Other current liabilities on the Consolidated Balance Sheets.  The Company disaggregates revenue based on reportable business segment, geography, and significant product line.  See Note 10. Segment and Geographic Data.

Accounts receivable are presented net of allowance for credit losses of $19 million and $18 million at September 30, 2023 and October 1, 2022, respectively. The Company records current expected credit losses based on a variety of factors including historical loss experience and current customer financial condition. The changes to our current expected credit losses, write-off activity, and  recoveries were not material for any of the periods presented.

The Company has entered into various factoring agreements, primarily customer-based supply chain financing programs, to sell certain receivables to third-party financial institutions.  Agreements which result in true sales of the transferred receivables, which occur when receivables are transferred without recourse to the Company, are reflected as a reduction of trade receivables, net on the consolidated balance sheets and the proceeds are included in the cash flows from operating activities in the consolidated statements of cash flows.

Research and Development

Research and development costs are expensed when incurred.  The Company incurred research and development expenditures of $82 million, $81 million, and $90 million in fiscal 2023, 2022, and 2021, respectively.

Share-Based Compensation

The Company recognized total share-based compensation expense of $42 million, $39 million, and $40 million for fiscal 2023, 2022, and 2021, respectively.  The share-based compensation plan is more fully described in Note 9. Stockholders’ Equity.

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

Inventories

Inventories are stated at the lower of cost or net realizable value and are valued using the first-in, first-out method.  Management periodically reviews inventory balances, using recent and future expected sales to identify slow-moving and/or obsolete items. The cost of spare parts is charged to cost of goods sold when purchased.  We evaluate our reserve for inventory obsolescence on a quarterly basis and review inventory on-hand to determine future salability.  We base our determinations on the age of the inventory and the experience of our personnel.  We reserve inventory that we deem to be not salable in the quarter in which we make the determination.  We believe, based on past history and our policies and procedures, that our net inventory is salable.  Inventory as of fiscal 2023 and 2022 was:

Inventories:	2023	2022
Finished goods	$933	$1,010
Raw materials	624	792
	$1,557	$1,802

Property, Plant and Equipment

Property, plant and equipment are stated at cost.  Depreciation is computed primarily by the straight-line method over the estimated useful lives of the assets ranging from 15 to 40 years for buildings and improvements, 2 to 20 years for machinery, equipment, and tooling, and over the term of the agreement for capital leases.  Leasehold improvements are depreciated over the shorter of the useful life of the improvement or the lease term.  Repairs and maintenance costs are charged to expense as incurred.  Property, plant and equipment as of fiscal 2023 and 2022 was:

Property, plant and equipment:	2023	2022
Land, buildings and improvements	$1,693	$1,602
Equipment and construction in progress	7,570	6,916
	9,263	8,518
Less accumulated depreciation	(4,687)	(4,176)
	$4,576	$4,342

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

Goodwill

The changes in the carrying amount of goodwill by reportable segment are as follows:

	Consumer Packaging International	Consumer Packaging North America	Engineered Materials	Health, Hygiene & Specialties	Total
Balance as of fiscal 2021	$2,016	$1,541	$699	$936	$5,192
Foreign currency translation adjustment	(250)	(1)	(37)	(18)	(306)
Dispositions	(54)	—	—	—	(54)
Balance as of fiscal 2022	$1,712	$1,540	$662	$918	$4,832
Foreign currency translation adjustment	81	1	17	12	111
Pro-Western acquisition (See Note 2.)	—	38	—	—	38
Balance as of fiscal 2023	$1,793	$1,579	$679	$930	$4,981

In fiscal year 2023, the Company completed a qualitative analysis to evaluate impairment of goodwill and concluded that it was more likely than not that the fair value for each reporting unit exceeded the carrying amount.  We reached this conclusion based on the stable valuations within the packaging industry and operating results of our reporting units, in addition to value indications provided from third parties related to the Company's evaluation of strategic alternatives for the Health, Hygiene & Specialties segment.  As a result of our annual impairment evaluations the Company concluded that no impairment existed in fiscal 2023.

Deferred Financing Fees

Deferred financing fees are amortized to interest expense using the effective interest method over the lives of the respective debt agreements.  Pursuant to ASC 835-30, the Company presents $34 million and $60 million as of fiscal 2023 and fiscal 2022, respectively, of debt issuance and deferred financing costs on the balance sheet as a deduction from the carrying amount of the related debt liability, instead of a deferred charge.

Intangible Assets

The changes in the carrying amount of intangible assets are as follows:

	Customer Relationships	Trademarks	Other Intangibles	Accumulated Amortization	Total
Balance as of fiscal 2021	$3,329	$525	$122	$(1,734)	$2,242
Foreign currency translation adjustment	(172)	(31)	(1)	66	(138)
Amortization expense	—	—	—	(257)	(257)
Additions	—	—	6	—	6
Balance as of fiscal 2022	$3,157	$494	$127	$(1,925)	$1,853
Foreign currency translation adjustment	69	12	1	(27)	55
Amortization expense	—	—	—	(243)	(243)
Pro-Western acquisition (See Note 2.)	35	3	—	—	38
Balance as of fiscal 2023	$3,261	$509	$128	$(2,195)	$1,703

Customer relationships are being amortized using an accelerated amortization method which corresponds with the customer attrition rates used in the initial valuation of the intangibles over the estimated life of the relationships which range from 5 to 17 years. Definite lived trademarks are being amortized using the straight-line method over the estimated life of the assets which are not more than 15 years.  Other intangibles, which include technology and licenses, are being amortized using the straight-line method over the estimated life of the assets which range from 5 to 14 years.  The Company has trademarks that total $248 million that are indefinite lived and we test annually for impairment on the first day of the fourth quarter.  We completed the annual impairment test of our indefinite lived trade names utilizing the qualitative method in 2023, 2022, and 2021 and noted no impairment.

Future amortization expense for definite lived intangibles as of fiscal 2023 for the next five fiscal years is $232 million, $219 million, $204 million, $171 million, and $147 million each year for fiscal years ending 2024, 2025, 2026, 2027, and 2028, respectively.

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

At September 30, 2023, annual lease commitments were as follows:

Fiscal Year	Operating Leases	Finance Leases
2024	$117	$10
2025	106	7
2026	95	9
2027	83	1
2028	70	1
Thereafter	311	3
Total lease payments	782	31
Less: Interest	(141)	(3)
Present value of lease liabilities	$641	$28

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

The accumulated balances related to each component of other comprehensive income (loss), net of tax before reclassifications were as follows:

	Currency Translation	Defined Benefit Pension and Retiree Health Benefit Plans	Derivative Instruments	Accumulated Other Comprehensive Loss
Balance as of fiscal 2020	$(278)	$(116)	$(157)	$(551)
Other comprehensive income (loss)	124	(5)	70	189
Net amount reclassified from accumulated other comprehensive income (loss)	—	54	12	66
Balance as of fiscal 2021	$(154)	$(67)	$(75)	$(296)
Other comprehensive income (loss)	(301)	32	158	(111)
Net amount reclassified from accumulated other comprehensive income (loss)	—	3	1	4
Balance as of fiscal 2022	$(455)	$(32)	$84	$(403)
Other comprehensive income (loss)	115	(53)	39	101
Net amount reclassified from accumulated other comprehensive income (loss)	—	1	(35)	(34)
Balance as of fiscal 2023	$(340)	$(84)	$88	$(336)

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

Recently Issued Accounting Pronouncements

Reference Rate Reform

During fiscal 2023, the Company adopted ASU 2020-04, Reference Rate Reform - Facilitation of the Effects of Reference Rate Reform on Financial Reporting (Topic 848).  The Company's adoption did not result in a material change to our consolidated financial statements or disclosures.

2.  Acquisition

Pro-Western Plastics

During fiscal 2023, the Company acquired Pro-Western Plastics Ltd. (“Pro-Western”), a leading plastics injection molding company, for a purchase price of $87 million.  The acquired business is operated within the Consumer Packaging North America segment.  To finance the purchase, the Company used existing liquidity.  The acquisition has been accounted for under the purchase method of accounting and accordingly, the purchase price has been allocated to the identifiable assets and liabilities based on preliminary estimates of fair value at the acquisition date.  The results of Pro-Western have been included in the consolidated results of the Company since the date of acquisition.  The Company has recognized goodwill on this transaction primarily as a result of expected cost synergies and expects goodwill to be deductible for tax purposes.

3.  Long-Term Debt

Long-term debt consists of the following:

Facility	Maturity Date	2023	2022
Term loan (a)	July 2026 (d)	$3,090	$3,440
Revolving line of credit	June 2028	—	—
0.95% First Priority Senior Secured Notes (b)	February 2024	279	800
1.00% First Priority Senior Secured Notes (c)	July 2025	741	686
1.57% First Priority Senior Secured Notes	January 2026	1,525	1,525
4.875% First Priority Senior Secured Notes	July 2026	1,250	1,250
1.65% First Priority Senior Secured Notes	January 2027	400	400
1.50% First Priority Senior Secured Notes (c)	July 2027	397	367
5.50% First Priority Senior Secured Notes	April 2028	500	—
4.50% Second Priority Senior Secured Notes	February 2026	291	298
5.625% Second Priority Senior Secured Notes	July 2027	500	500
Debt discounts and deferred fees		(34)	(60)
Finance leases and other	Various	41	49
Total long-term debt		8,980	9,255
Current portion of long-term debt		(10)	(13)
Long-term debt, less current portion		$8,970	$9,242
(a)	Effectively 88% fixed interest rate with interest rate swaps (see Note 4).
(b)	Indicates debt which has been classified as long-term debt in accordance with the Company's ability and intention to refinance such obligations on a long-term basis.
(c)	Euro denominated
(d)	In October 2023, the Company extended the maturity date of $1,550 million of the Term Loans to 2029.

During fiscal 2023, the Company issued $500 million aggregate principal amount of 5.50% first priority senior secured notes due 2028.  The proceeds were used to repurchase a portion of the Company's 0.95% first priority senior secured notes due 2024.

Debt discounts and deferred financing fees are presented net of Long-term debt, less the current portion on the Consolidated Balance Sheets and are amortized to Interest expense on the Consolidated Statements of Income through maturity.

Berry Global, Inc. Senior Secured Credit Facility

Our wholly owned subsidiary Berry Global, Inc.’s senior secured credit facilities consist of $3.1 billion of term loans and a $1.0 billion asset-based revolving line of credit.  The availability under the revolving line of credit is the lesser of $1.0 billion or based on a defined borrowing base which is calculated based on available accounts receivable and inventory. At the end of fiscal 2023, the Company had unused borrowing capacity of $760 million under the revolving line of credit.

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

Despite not having financial maintenance covenants, our debt agreements contain certain negative covenants.  We are in compliance with all covenants as of September 30, 2023.  The failure to comply with these negative covenants could restrict our ability to incur additional indebtedness, effect acquisitions, enter into certain significant business combinations, make distributions or redeem indebtedness.

Future maturities of long-term debt as of fiscal year end 2023 are as follows:

Fiscal Year	Maturities
2024	$289
2025	749
2026	6,167
2027	1,299
2028	503
Thereafter	7
$9,014

Net cash interest was $377 million, $281 million, and $311 million in fiscal 2023, 2022, and 2021, respectively.

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

Cross-Currency Swaps

The Company is party to certain cross-currency swaps to hedge a portion of our foreign currency risk.  The swap agreements mature June 2024 (€1,625 million) and July 2027 (£700 million).  In addition to cross-currency swaps, we hedge a portion of our foreign currency risk by designating foreign currency denominated long-term debt as net investment hedges of certain foreign operations.  As of September 30, 2023, we had outstanding long-term debt of €379 million that was designated as a hedge of our net investment in certain euro-denominated foreign subsidiaries.  When valuing cross-currency swaps the Company utilizes Level 2 inputs (substantially observable).

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

As of September 30, 2023, the Company effectively had (i) a $450 million interest rate swap transaction that swaps a one-month variable SOFR contract for a fixed annual rate of 4.043%, (ii) a $400 million interest rate swap transaction that swaps a one-month variable SOFR contract for a fixed annual rate of 4.451%, (iii) an $884 million interest rate swap transaction that swaps a one-month variable SOFR contract for a fixed annual rate of 4.451%, (iv) a $473 million interest rate swap transaction that swaps a one-month variable SOFR contract for a fixed annual rate of 3.869%, and (v) a $500 million interest rate swap transaction that swaps a one-month variable SOFR contract for a fixed annual rate of 3.602%%.  The Company's interest rate swap transactions all expire in June 2026. See Note 12. Subsequent Events.

Balances of our derivative instruments on a gross basis are as follows:

Derivative Instruments	Hedge Designation	Balance Sheet Location	2023	2022
Cross-currency swaps	Designated	Other assets	$—	$147
Cross-currency swaps	Designated	Other current liabilities	66	—
Cross-currency swaps	Designated	Other long-term liabilities	19	—
Interest rate swaps	Designated	Other assets	36	11
Interest rate swaps	Not designated	Other assets	8	—
Interest rate swaps	Designated	Other long-term liabilities	—	3
Interest rate swaps	Not designated	Other long-term liabilities	104	117

The effect of the Company’s derivative instruments on the Consolidated Statements of Income is as follows:

Derivative instruments	Statements of Income Location	2023	2022	2021
Cross-currency swaps	Interest expense	$(41)	$(21)	$(8)
Interest rate swaps	Interest expense	(59)	40	69

The amortization related to unrealized losses in Accumulated other comprehensive loss is expected to be $36 million in the next 12 months.  The Company’s financial instruments consist primarily of cash and cash equivalents, long-term debt, interest rate swap agreements, cross-currency swap agreements and capital lease obligations.  The book value of our long-term indebtedness exceeded fair value by $381 million as of fiscal 2023 and by $561 million as of fiscal 2022.  The Company’s long-term debt fair values were determined using Level 2 inputs as other significant observable inputs were not available.

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

Included in the following tables are the major categories of assets and their current carrying values, along with the impairment loss recognized on the fair value measurement for the fiscal years then ended:

	2023
	Level 1	Level 2	Level 3	Total	Impairment
Indefinite lived trademarks	$—	$—	$248	$248	$—
Goodwill	—	—	4,981	4,981	—
Definite lived intangible assets	—	—	1,455	1,455	—
Property, plant and equipment	—	—	4,576	4,576	8
Total	$—	$—	$11,260	$11,260	$8

	2022
	Level 1	Level 2	Level 3	Total	Impairment
Indefinite lived trademarks	$—	$—	$247	$247	$—
Goodwill	—	—	4,832	4,832	—
Definite lived intangible assets	—	—	1,606	1,606	—
Property, plant and equipment	—	—	4,342	4,342	—
Total	$—	$—	$11,027	$11,027	$—

5.  Commitments, Leases and Contingencies

The Company has various purchase commitments for raw materials, supplies and property and equipment incidental to the ordinary conduct of business.

Collective Bargaining Agreements

At the end of fiscal 2023, we employed approximately 44,000 employees, and approximately 20% of those employees were covered by collective bargaining agreements.  The majority of these agreements are due for renegotiation annually.

Leases

Supplemental lease information is as follows:

Leases	Classification	2023	2022
Operating leases:
Operating lease right-of-use assets	Right-of-use asset	$625	$521
Current operating lease liabilities	Other current liabilities	116	108
Noncurrent operating lease liabilities	Operating lease liability	525	429
Finance leases:
Finance lease right-of-use assets	Property, plant, and equipment, net	$32	$38
Current finance lease liabilities	Current portion of long-term debt	9	9
Noncurrent finance lease liabilities	Long-term debt, less current portion	19	24

Lease Type	Cash Flow Classification	Lease Expense Category	2023	2022
Operating leases	Operating cash flows	Lease cost	$141	$132
Finance leases	Operating cash flows	Interest expense	1	2
Finance leases	Financing cash flows	-	5	19
Finance leases	-	Amortization of right-of-use assets	9	9

	2023	2022
Weighted-average remaining lease term - operating leases	9 years	7 years
Weighted-average remaining lease term - finance leases	2 years	3 years
Weighted-average discount rate - operating leases	5.0%	4.5%
Weighted-average discount rate - finance leases	4.5%	4.5%

Right-of-use assets obtained in exchange for new operating lease liabilities were $109 million for fiscal 2023.

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

6.  Income Taxes

The Company is being taxed at the U.S. corporate level as a C-Corporation and has provided U.S. Federal, State and foreign income taxes.  Significant components of income tax expense for the fiscal years ended are as follows:

	2023	2022	2021
Current
U.S.
Federal	$118	$87	$56
State	25	20	14
Non-U.S.	107	109	175
Total current	250	216	245

Deferred:
U.S.
Federal	(26)	4	17
State	(26)	(7)	(6)
Non-U.S.	(65)	(45)	(84)
Total deferred	(117)	(48)	(73)
Expense for income taxes	$133	$168	$172

U.S. income from continuing operations before income taxes was $375 million, $449 million, and $276 million for fiscal 2023, 2022, and 2021, respectively.  Non-U.S. income from continuing operations before income taxes was $367 million, $485 million, and $629 million for fiscal 2023, 2022, and 2021, respectively.  The Company paid cash taxes of $240 million, $186 million, and $200 million in fiscal 2023, 2022, and 2021, respectively.

The reconciliation between U.S. Federal income taxes at the statutory rate and the Company’s benefit for income taxes on continuing operations for fiscal years ended are as follows:

	2023	2022	2021
U.S. Federal income tax expense at the statutory rate	$156	$196	$190
Adjustments to reconcile to the income tax provision:
U.S. state income tax expense	5	20	11
Federal and state credits	(18)	(15)	(10)
Share-based compensation	—	(3)	(8)
Tax law changes	—	(17)	11
Withholding taxes	10	6	13
Changes in foreign valuation allowance	7	(5)	(14)
Foreign income taxed in the U.S.	17	8	12
Rate differences between U.S. and foreign	(22)	(8)	(8)
Sale of subsidiary	—	—	16
Permanent foreign currency differences	—	—	(30)
Uncertain tax positions, net	(20)	(19)	(5)
Other	(2)	5	(6)
Expense for income taxes	$133	$168	$172

Deferred income taxes result from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes.  The components of the net deferred income tax liability as of fiscal years ended are as follows:

	2023	2022
Deferred tax assets:
Accrued liabilities and reserves	$72	$75
Inventories	13	11
Net operating loss carryforward	274	235
Interest expense carryforward	121	107
Lease liability	159	134
Research and development credit carryforward	13	13
Federal and state tax credits	11	9
Capitalization research and development expenditures	39	—
Other	38	48
Total deferred tax assets	740	632
Valuation allowance	(114)	(104)
Total deferred tax assets, net of valuation allowance	626	528
Deferred tax liabilities:
Property, plant and equipment	471	450
Intangible assets	437	471
Derivatives	22	94
Leased asset	155	131
Other	22	24
Total deferred tax liabilities	1,107	1,170
Net deferred tax liability	$(481)	$(642)

The Company had $92 million of net deferred tax assets recorded in Other assets, and $573 million of net deferred tax liabilities recorded in Deferred income taxes on the Consolidated Balance Sheets.

As of September 30, 2023, the Company has recorded deferred tax assets related to federal, state, and foreign net operating losses, interest expense, and tax credits.  These attributes are spread across multiple jurisdictions and generally have expiration periods beginning in 2021 while a portion remains available indefinitely.  Each attribute has been assessed for realization and a valuation allowance is recorded against the deferred tax assets to bring the net amount recorded to the amount more likely than not to be realized.  The valuation allowance against deferred tax assets was $114 million and $104 million as of the fiscal years ended 2023 and 2022, respectively, related to the foreign and U.S. federal and state operations.

The Company is permanently reinvested except to the extent the foreign earnings are previously taxed or to the extent that we have sufficient basis in our non-U.S. subsidiaries to repatriate earnings on an income tax free basis.

Uncertain Tax Positions

The following table summarizes the activity related to our gross unrecognized tax benefits for fiscal years ended:

	2023	2022
Beginning unrecognized tax benefits	$121	$159
Gross increases – tax positions in prior periods	17	2
Gross decreases - tax positions in prior periods	(11)	(19)
Gross increases – current period tax positions	12	13
Settlements	—	(9)
Lapse of statute of limitations	(32)	(25)
Ending unrecognized tax benefits	$107	$121

As of fiscal year end 2023, the amount of unrecognized tax benefit that, if recognized, would affect our effective tax rate was $105 million and we had $33 million accrued for payment of interest and penalties related to our uncertain tax positions.  Our penalties and interest related to uncertain tax positions are included in income tax expense.

As a result of global operations, we file income tax returns in the U.S. federal, various state and local, and foreign jurisdictions and are routinely subject to examination by taxing authorities throughout the world.  Excluding potential adjustments to net operating losses, the U.S. federal and state income tax returns are no longer subject to income tax assessments for years before 2019.  With few exceptions, the major foreign jurisdictions are no longer subject to income tax assessments for year before 2016.

7.  Retirement Plans

The Company sponsors defined contribution retirement plans covering substantially all employees.  Contributions are based upon a fixed dollar amount for employees who participate and percentages of employee contributions at specified thresholds.  Contribution expense for these plans was $40 million, $42 million, and $45 million for fiscal 2023, 2022, and 2021, respectively.

The majority of the North American and UK defined benefit pension plans, which cover certain manufacturing facilities, are closed to future entrants.  The assets of all the plans are held in a separate trustee administered fund to meet long-term liabilities for past and present employees.  The majority, $63 million, of Mainland Europe’s total underfunded status relates to non-contributory pension plans within our German operations.  There is no external funding for these plans although they are secured by insolvency insurance required under German law.  In general, the plans provide a fixed retirement benefit not related to salaries and are closed to new entrants.

The net amount of liability recognized is included in Employee Benefit Obligations on the Consolidated Balance Sheets.  The Company uses fiscal year end as a measurement date for the retirement plans.

	2023				2022
Change in Projected Benefit Obligations (PBO)	North America	UK	Mainland Europe	Total	North America	UK	Mainland Europe	Total
Beginning of period	$252	$480	$124	$856	$338	$888	$196	$1,422
Service cost	—	—	4	4	—	1	5	6
Interest cost	12	26	5	43	8	17	2	27
Currency	—	54	11	65	(1)	(152)	(30)	(183)
Actuarial loss (gain)	(10)	(26)	(5)	(41)	(77)	(244)	(37)	(358)
Benefit settlements	(20)	—	(1)	(21)	—	—	(5)	(5)
Benefits paid	(16)	(29)	(7)	(52)	(16)	(30)	(7)	(53)
End of period	$218	$505	$131	$854	$252	$480	$124	$856

	2023				2022
Change in Fair Value of Plan Assets	North America	UK	Mainland Europe	Total	North America	UK	Mainland Europe	Total
Beginning of period	$228	$446	$40	$714	$286	$828	$53	$1,167
Currency	—	51	2	53	(1)	(146)	(7)	(154)
Return on assets	29	(73)	1	(43)	(41)	(225)	(2)	(268)
Contributions	—	19	8	27	—	19	8	27
Benefit settlements	(20)	—	(1)	(21)	—	—	(5)	(5)
Benefits paid	(16)	(29)	(7)	(52)	(16)	(30)	(7)	(53)
End of period	$221	$414	$43	$678	$228	$446	$40	$714

Underfunded status	$3	$(91)	$(88)	$(176)	$(24)	$(34)	$(84)	$(142)

At the end of fiscal 2023, the Company had $112 million of net unrealized losses recorded in Accumulated other comprehensive loss on the Consolidated Balance Sheets.  The Company expects less than $1 million to be realized in fiscal 2024.

The following table presents significant weighted-average assumptions used to determine benefit obligation and benefit cost for the fiscal years ended:

(Percentages)	2023
	North America	UK	Mainland Europe
Weighted-average assumptions:
Discount rate for benefit obligation	5.6	5.5	4.1
Discount rate for net benefit cost	5.1	5.2	3.7
Expected return on plan assets for net benefit costs	6.1	5.7	2.6

(Percentages)	2022
	North America	UK	Mainland Europe
Weighted-average assumptions:
Discount rate for benefit obligation	5.1	5.2	3.6
Discount rate for net benefit cost	2.5	2.1	1.0
Expected return on plan assets for net benefit costs	6.1	4.2	2.1

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

Fiscal 2023 Asset Category	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$23	$—	$—	$23
U.S. large cap comingled equity funds	80	—	—	80
U.S. mid cap equity mutual funds	33	—	—	33
U.S. small cap equity & Corporate bond mutual funds	2	—	—	2
International equity mutual funds	6	33	—	39
Real estate equity investment funds	—	21	105	126
Corporate bonds	—	97	70	167
International fixed income funds	6	158	—	164
International insurance policies	—	—	44	44
Total	$150	$309	$219	$678

Fiscal 2022 Asset Category	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$14	$—	$—	$14
U.S. large cap comingled equity funds	69	—	—	69
U.S. mid cap equity mutual funds	35	—	—	35
U.S. small cap equity & Corporate bond mutual funds	4	—	—	4
International equity mutual funds	9	99	—	108
Real estate equity investment funds	4	26	94	124
Corporate bonds	—	128	56	184
International fixed income funds	5	130	—	135
International insurance policies	—	—	41	41
Total	$140	$383	$191	$714

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid for the fiscal year end:

	North America	UK	Mainland Europe	Total
2024	$18	$29	$9	$56
2025	16	30	7	53
2026	16	31	6	53
2027	17	32	7	56
2028	17	33	8	58
2029-2033	80	179	49	308

Net pension expense is recorded in Cost of goods sold and included the following components as of fiscal years ended:

	2023	2022	2021
Service cost	$4	$6	$5
Interest cost	43	27	24
Amortization of net actuarial loss	1	3	9
Expected return on plan assets	(46)	(51)	(51)
Net periodic benefit expense (income)	$2	$(15)	$(13)

Our defined benefit pension plan asset allocations as of fiscal years ended are as follows:

Asset Category	2023	2022
Equity securities and equity-like instruments	41%	47%
Debt securities and debt-like	49	45
International insurance policies	7	6
Other	3	2
Total	100%	100%

The Company’s retirement plan assets are invested with the objective of providing the plans the ability to fund current and future benefit payment requirements while minimizing annual Company contributions.  The retirement plans held $31 million of the Company’s stock at the end of fiscal 2023.  The Company re-addresses the allocation of its investments on a regular basis.

8.  Restructuring and Transaction Activities

In the current fiscal year, the Company initiated cost savings initiatives including plant rationalization in all four segments as part of the 2023 restructuring plan.  The Company expects total cash and non-cash expense to be approximately $200 million, with the operations savings intended to counter general economic softness.  The initiatives are expected to be fully implemented by the end of fiscal 2025.  During fiscal 2021 and 2022, the Company did not shut down any facilities with significant net sales.

The table below includes the significant components of our restructuring and transaction activities recognized for the fiscal years ended, by reporting segment:

	2023	2022	2021
Consumer Packaging International	$50	$10	$56
Consumer Packaging North America	23	5	—
Engineered Materials	7	2	(4)
Health, Hygiene & Specialties	22	6	(1)
Consolidated	$102	$23	$51

Transaction activities consist of acquisition, divestiture and other business optimization related costs.  The table below sets forth the activity with respect to the restructuring charges and the impact on our accrued restructuring reserves:

	Restructuring (a)
	Employee Severance and Benefits	Facility Exit Costs	Non-cash Impairment Charges	Transaction Activities	Total
Balance as of fiscal 2021	$6	$5	$—	$—	$11
Charges	7	9	—	7	23
Cash	(11)	(11)	—	(7)	(29)
Balance as of fiscal 2022	$2	$3	$—	$—	$5
Charges	39	23	8	32	102
Non-cash items	—	—	(8)	—	(8)
Cash	(31)	(25)	—	(32)	(88)
Balance as of fiscal 2023	$10	$1	$—	$—	$11

(a)  Since 2021, cumulative costs attributed to restructuring programs total $105 million.

9.  Stockholders’ Equity

Share Repurchases

During fiscal 2023, the Company repurchased approximately 9.8 million shares for $601 million, at an average price of $61.00.  During fiscal 2022, the Company repurchased approximately 12.2 million shares for $709 million, at an average price of $58.30.  No shares were repurchased during fiscal 2021.

All share repurchases were immediately retired.  Common stock was reduced by the number of shares retired at $0.01 par value per share.  The Company allocates the excess purchase price over par value between additional paid-in capital and retained earnings.  As of fiscal 2023, authorized repurchases of $442 million remain available to the Company.

Equity Incentive Plans

The Company has shareholder-approved stock plans under which options and restricted stock units have been granted to employees at the market value of the Company's stock on the date of grant.  In fiscal 2021, the Company amended the 2015 Berry Global Group, Inc. Long-Term Incentive Plan to authorize the issuance of 20.8 million shares, an increase of 8.3 million shares from the previous authorization.  The intrinsic value of options exercised in fiscal 2023 was $27 million.

Information related to the equity incentive plans as of the fiscal years ended are as follows:

	2023		2022
	Number of Shares (in thousands)	Weighted Average Exercise Price	Number of Shares (in thousands)	Weighted Average Exercise Price
Options outstanding, beginning of period	11,656	$47.33	11,302	$44.54
Options granted	1,343	56.93	1,192	66.47
Options exercised	(1,041)	35.85	(752)	35.31
Options forfeited or cancelled	(122)	53.96	(86)	51.72
Options outstanding, end of period	11,836	$49.36	11,656	$47.33

Option price range at end of period	$21.00-66.47		$16.00-66.47
Options exercisable at end of period	7,349		6,718
Weighted average fair value of options granted during period	$17.53		$20.73

Generally, options vest annually in equal installments commencing one year from the date of grant and have a vesting term of either four or five years, depending on the grant date, and an expiration term of 10 years from the date of grant.  The fair value for options granted has been estimated at the date of grant using a Black-Scholes model using the following key assumptions:

	2023	2022	2021
Risk-free interest rate	3.8%	1.3%	0.5%
Dividend yield	1.7%	0.0%	0.0%
Volatility factor	31.0%	29.7%	30.4%

The following table summarizes information about the options outstanding as of fiscal 2023:

Intrinsic Value of Outstanding (in millions)	Weighted Remaining Contractual Life	Number Exercisable (in thousands)	Intrinsic Value of Exercisable (in millions)	Unrecognized Compensation (in millions)	Weighted Recognition Period
$154	5.7 years	7,349	$117	$43	1.4 years

The Company's issued restricted stock units generally vest in equal installments over four years.  Compensation cost is recorded based upon the fair value of the shares at the grant date.

	2023		2022
	Number of Shares (in thousands)	Weighted Average Grant Price	Number of Shares (in thousands)	Weighted Average Grant Price
Awards outstanding, beginning of period	354	$61.99	196	$54.22
Awards granted	434	56.93	232	66.47
Awards vested	(105)	61.46	(64)	54.70
Awards forfeited or cancelled	(23)	59.75	(10)	60.30
Awards outstanding, end of period	660	$58.82	354	$61.99

The Company had equity incentive shares available for grant of 5.0 million and 7.1 million as of September 30, 2023 and October 1, 2022, respectively.

10.  Segment and Geographic Data

Berry’s operations are organized into four reporting segments: Consumer Packaging International, Consumer Packaging North America, Engineered Materials, and Health, Hygiene & Specialties.  The structure is designed to align us with our customers, provide improved service, and drive future growth in a cost efficient manner.

Selected information by reportable segment is presented in the following tables:

	2023	2022	2021
Net sales
Consumer Packaging International	$4,031	$4,293	$4,242
Consumer Packaging North America	3,122	3,548	3,141
Engineered Materials	2,884	3,488	3,309
Health, Hygiene & Specialties	2,627	3,166	3,158
Total	$12,664	$14,495	$13,850

Operating income
Consumer Packaging International	$273	$346	$317
Consumer Packaging North America	346	338	276
Engineered Materials	333	328	301
Health, Hygiene & Specialties	127	230	398
Total	$1,079	$1,242	$1,292

Depreciation and amortization
Consumer Packaging International	$310	$317	$341
Consumer Packaging North America	217	214	224
Engineered Materials	114	112	112
Health, Hygiene & Specialties	177	176	177
Total	$818	$819	$854

	2023	2022
Total assets:
Consumer Packaging International	$6,217	$6,993
Consumer Packaging North America	4,312	3,992
Engineered Materials	2,476	2,236
Health, Hygiene & Specialties	3,582	3,735
Total assets	$16,587	$16,956

Selected information by geographical region is presented in the following tables:

	2023	2022	2021
Net sales:
United States and Canada	$6,893	$7,907	$7,351
Europe	4,559	5,065	4,898
Rest of world	1,212	1,523	1,601
Total net sales	$12,664	$14,495	$13,850

	2023	2022
Long-lived assets:
United States and Canada	$6,893	$6,826
Europe	3,800	3,616
Rest of world	1,361	1,350
Total long-lived assets	$12,054	$11,792

Selected information by product line is presented in the following tables:

(in percentages)	2023	2022	2021
Net sales:
Packaging	76%	76%	81%
Non-packaging	24	24	19
Consumer Packaging International	100%	100%	100%

Rigid Open Top	66%	62%	57%
Rigid Closed Top	34	38	43
Consumer Packaging North America	100%	100%	100%

Core Films	60%	59%	63%
Retail & Industrial	40	41	37
Engineered Materials	100%	100%	100%

Health	14%	14%	18%
Hygiene	48	51	47
Specialties	38	35	35
Health, Hygiene & Specialties	100%	100%	100%

11.  Net Income per Share

Basic net income or earnings per share ("EPS") is calculated by dividing the net income attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for common stock equivalents.   Diluted EPS includes the effects of options and restricted stock units, if dilutive.

The following tables provide a reconciliation of the numerator and denominator of the basic and diluted EPS calculations:

(in millions, except per share amounts)	2023	2022	2021
Numerator
Consolidated net income	$609	$766	$733
Denominator
Weighted average common shares outstanding - basic	120.1	130.6	134.6
Dilutive shares	2.9	2.2	3.7
Weighted average common and common equivalent shares outstanding - diluted	123.0	132.8	138.3

Per common share earnings
Basic	$5.07	$5.87	$5.45
Diluted	$4.95	$5.77	$5.30

1 million shares were excluded from the fiscal 2023 and 2022 diluted EPS calculation, respectively, as their effect would be anti-dilutive.   No shares were excluded from the fiscal 2021 calculation.

12.  Subsequent Events

In October 2023, the Company extended the maturity date of $1,550 million of the Term Loans and $950 million of outstanding interest rate swaps to July 2029.

In November 2023, the Company's Board of Directors authorized a quarterly cash dividend of $0.275 per share.  The first fiscal quarter payment will be paid on December 15, 2023 to shareholders of record as of December 1, 2023.

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

In connection with the preparation of this Form 10-K, management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2023.

Management’s Report on Internal Controls over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework).  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s internal controls over financial reporting were effective as of September 30, 2023.

The effectiveness of our internal control over financial reporting as of September 30, 2023, has been audited by the Company’s independent registered public accounting firm, as stated in their report, which is included herein.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  OTHER INFORMATION

Rule 10b5-1 Trading Plans

No officers or directors, as defined in Rule 16a-1(f), adopted, modified and/or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as defined in Regulation S-K Item 408, during the fourth quarter of fiscal 2023.

Item 9C.  DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except as set forth below, the information required by this Item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with the 2024 Annual Meeting of Stockholders.

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

Item 11.  EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with the 2024 Annual Meeting of Stockholders.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item, is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with the 2024 Annual Meeting of Stockholders.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with the 2024 Annual Meeting of Stockholders.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with the 2024 Annual Meeting of Stockholders.

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

3.1	*	Amended and Restated Certificate of Incorporation of Berry Global Group, Inc., as amended through February 24, 2021.
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

4.2
Indenture, by and between Berry Global Escrow Corporation and U.S. Bank Trust Company National Association (as successor to U.S. Bank National Association), as Trustee and Collateral Agent, relating to the 4.875% First Priority Senior Secured Notes due 2026, dated June 5, 2019 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 6, 2019).

4.2A
Supplemental Indenture, among Berry Global Group, Inc., Berry Global, Inc., Berry Global Escrow Corporation, each of the parties identified as a Subsidiary Guarantor thereon, and U.S. Bank Trust Company National Association (as successor to U.S. Bank National Association), as Trustee, relating to the 4.875% First Priority Senior Secured Notes due 2026, dated July 1, 2019 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 2, 2019).

4.3
Indenture, by and between Berry Global Escrow Corporation and U.S. Bank Trust Company National Association (as successor to U.S. Bank National Association), as Trustee and Collateral Agent, relating to the 5.625% Second Priority Senior Secured Notes due 2027, dated June 5, 2019 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on June 6, 2019).

4.3A
Supplemental Indenture, among Berry Global Group, Inc., Berry Global, Inc., Berry Global Escrow Corporation, each of the parties identified as a Subsidiary Guarantor thereon, and U.S. Bank Trust Company National Association (as successor to U.S. Bank National Association), as Trustee, relating to the 5.625% Second Priority Senior Secured Notes due 2027, dated July 1, 2019 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on July 2, 2019).

4.4
Indenture, among Berry Global, Inc., certain guarantors party thereto, U.S. Bank Trust Company National Association (as successor to U.S. Bank National Association), as Trustee and Collateral Agent, and Elavon Financial Services DAC, as Paying Agent, Transfer Agent and Registrar, relating to the 1.00% First Priority Senior Secured Notes due 2025 and 1.50% First Priority Senior Secured Notes due 2027, dated January 2, 2020 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 2, 2020).

4.5
Indenture among Berry Global, Inc., certain guarantors party thereto, U.S. Bank Trust Company National Association (as successor to U.S. Bank National Association), as Trustee and Collateral Agent, relating to the 1.57% First Priority Senior Secured Notes due 2026, dated December 22, 2020 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 23, 2020).

4.5A
First Supplemental Indenture, among Berry Global, Inc., certain guarantors party thereto, U.S. Bank Trust Company National Association (as successor to U.S. Bank National Association), as Trustee and Collateral Agent, relating to the 1.57% First Priority Senior Secured Notes due 2026, dated March 4, 2021 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 4, 2021).

4.6
Indenture among Berry Global, Inc., certain guarantors party thereto, U.S. Bank Trust Company National Association (as successor to U.S. Bank National Association), as Trustee and Collateral Agent, relating to the 0.95% First Priority Senior Secured Notes due 2024, dated January 15, 2021 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 15, 2021).

4.7
Indenture, among Berry Global, Inc., certain guarantors party thereto, U.S. Bank Trust Company National Association (as successor to U.S. Bank National Association), as Trustee and Collateral Agent, relating to the 1.65% First Priority Senior Secured Notes due 2027, dated June 14, 2021 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 14, 2021).

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

4.10
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

4.11
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

4.12
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

4.13
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

4.14	Description of Securities (incorporated by reference to Exhibit 4.9 to the Company’s Annual Report on Form 10-K filed on November 11, 2019).
10.1
$1,000,000,000 Fourth Amended and Restated Revolving Credit Agreement, dated as of June 22, 2023, by and among Berry Global, Inc., Berry Global Group, Inc., Berry Plastics Canada Inc., RPC Group Limited, the lenders party thereto, Bank of America, N.A., as collateral agent and administrative agent, and the financial institutions party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2023).

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

10.3
Second Amended and Restated Intercreditor Agreement, dated as of February 5, 2008, by and among Berry Plastics Group, Inc., Berry Plastics Corporation, certain subsidiaries identified as parties thereto, Bank of America, N.A. and Credit Suisse, Cayman Islands Branch as first lien agents, and U.S. Bank Trust Company National Association, as successor in interest to Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K filed on November 23, 2015).

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

10.9
Cooperation Agreement, dated November 22, 2022, by and among Berry Global Group, Inc., Ancora Catalyst Institutional, LP, Eminence Capital, L.P. and the other persons and entities listed thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 23, 2022).

10.10
Amended and Restated Cooperation Agreement, dated October 18, 2023, by and among Berry Global Group, Inc., Ancora Catalyst Institutional, LP, Eminence Capital, L.P. and the other persons and entities listed thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 20, 2023).

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

10.15	†	Employment Agreement of Thomas E. Salmon (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 6, 2017).
10.16	†
Berry Plastics Group, Inc. Executive Bonus Plan, amended and restated December 22, 2015, effective as of September 27, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 28, 2015).

10.17	†	Berry Plastics Group, Inc. 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K filed on December 17, 2012).
10.18	†	Amendment No. 1 to the Berry Plastics Group, Inc., 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K filed on December 11, 2013).
10.19	†
Omnibus amendment to awards granted under the Berry Plastics Group, Inc., 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K filed on December 11, 2013).

10.20	†	Amendment No. 2 to the Berry Plastics Group, Inc. 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 10, 2015).
10.21	†
Form of 2016 Omnibus Amendment to Awards Granted Under the Berry Plastics Group, Inc. 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 22, 2016).

10.22	†	2015 Berry Plastics Group, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 10, 2015).
10.23	†	First Amendment to 2015 Berry Plastics Group, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 6, 2018).
10.24	†
Form of 2016 Omnibus Amendment to Awards Granted Under the Berry Plastics Group, Inc. 2015 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on July 22, 2016).

10.25	†
Fourth Amended and Restated Stockholders Agreement, by and among Berry Plastics Group, Inc., and the stockholders of the Corporation listed on schedule A thereto, dated as of January 15, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on January 30, 2015).

10.26	†
Employment Agreement, dated January 1, 2002, between the Berry Plastics Corporation and Curtis Begle (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on January 31, 2014).

10.27	†
Amendment No. 1 to Employment Agreement, dated as of September 13, 2006, by and between the Berry Plastics Corporation and Curtis Begle (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on January 31, 2014).

10.28	†
Amendment No. 2 to Employment Agreement, dated December 31, 2008, by and between the Berry Plastics Corporation and Curtis Begle (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on January 31, 2014).

10.29	†
Amendment No. 3 to Employment Agreement, dated August 1, 2010, by and between the Berry Plastics Corporation and Curtis L. Begle (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on January 31, 2014).

10.30	†
Amendment No. 4 to Employment Agreement, dated December 16, 2011, by and between the Berry Plastics Corporation and Curtis L. Begle (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on January 31, 2014).

10.31	†
Employment Agreement, dated February 28, 1998, between Berry Plastics Corporation and Mark Miles, together with amendments dated February 28, 2003, September 13, 2006, December 31, 2008, and December 31, 2011 (incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K filed on November 30, 2016).

10.32	†
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

10.34	†
Employment Agreement, dated December 16, 2010, between Berry Plastics Corporation and Jason Greene, together with amendments dated December 31, 2011 and July 20, 2016 (incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K filed on November 23, 2020).

10.35	†
Amended and Restated Berry Global Group, Inc. 2015 Long-Term Incentive Plan, effective February 24, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 25, 2021).

10.36	†	Form of Employee Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 30, 2020).
10.37	†	Form of Employee Performance-Based Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 30, 2020).

10.38	†	Form of Director Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 30, 2020).
10.39	†
Employment Agreement, dated August 11, 2023, among Kevin Kwilinski, Berry Global Group, Inc., and Berry Global, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 17, 2023).

10.40	†
Memorandum of Understanding, dated August 11, 2023, among Thomas E. Salmon, Berry Global Group, Inc., and Berry Global, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 17, 2023).

10.41	†	Berry Global Group, Inc. 2022 Dividend Equivalent Rights Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on February 2, 2023).
10.42	†
Form of Notice of Dividend Equivalent Rights Award under the Berry Global Group, Inc. 2022 Dividend Equivalent Rights Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on February 2, 2023).

21.1	*	Subsidiaries of the Registrant.
22.1	*	List of Subsidiary Guarantors.
23.1	*	Consent of Independent Registered Public Accounting Firm.
31.1	*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.
31.2	*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.
32.1	*	Section 1350 Certification of the Chief Executive Officer.
32.2	*	Section 1350 Certification of the Chief Financial Officer.
97.1	†*	Berry Global Group, Inc. Amended and Restated Compensation Recovery Policy
101.INS		Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH		Inline XBRL Taxonomy Extension Schema Document.
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104		Cover Page Interactive Date File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed or furnished herewith, as applicable.
†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 17th day of November, 2023.

BERRY GLOBAL GROUP, INC.

By	/s/ Kevin Kwilinski
Kevin Kwilinski
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Kevin Kwilinski	Chief Executive Officer and Director (Principal Executive Officer)	November 17, 2023
Kevin Kwilinski

/s/ Mark W. Miles	Chief Financial Officer (Principal Financial Officer)	November 17, 2023
Mark W. Miles

/s/ James M. Till	Executive Vice President and Controller (Principal Accounting Officer)	November 17, 2023
James M. Till

/s/ B. Evan Bayh	Director	November 17, 2023
B. Evan Bayh

/s/ Jonathan F. Foster	Director	November 17, 2023
Jonathan F. Foster

/s/ Meredith R. Harper	Director	November 17, 2023
Meredith R. Harper

/s/ Idalene F. Kesner	Director	November 17, 2023
Idalene F. Kesner

/s/ Jill A. Rahman	Director	November 17, 2023
Jill A. Rahman

/s/ Carl J. Rickertsen	Director	November 17, 2023
Carl J. Rickertsen

/s/ Chaney M. Sheffield, Jr.	Director	November 17, 2023
Chaney M. Sheffield Jr.

/s/ Robert A. Steele	Director	November 17, 2023
Robert A. Steele

/s/ Stephen E. Sterrett	Chairman of the Board and Director	November 17, 2023
Stephen E. Sterrett

/s/ Peter T. Thomas	Director	November 17, 2023
Peter T. Thomas

/s/ Scott B. Ullem	Director	November 17, 2023
Scott B. Ullem