Form 10-Q
period 2023-12-30
BERRY GLOBAL GROUP, INC.
filed 2024-02-07
CIK 1378992

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 30, 2023

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

There were 115.9 million shares of common stock outstanding at February 7, 2024.

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
For Quarterly Period Ended December 30, 2023

Part I. Financial Information

Item 1.	Financial Statements

Berry Global Group, Inc.
Consolidated Statements of Income
(Unaudited)
(in millions of dollars, except per share amounts)

	Quarterly Period Ended
	December 30, 2023	December 31, 2022
Net sales	$2,853	$3,060
Costs and expenses:
Cost of goods sold	2,379	2,542
Selling, general and administrative	235	236
Amortization of intangibles	60	60
Restructuring and transaction activities	22	12
Operating income	157	210
Other expense	12	1
Interest expense	72	71
Income before income taxes	73	138
Income tax expense	14	32
Net income	$59	$106

Net income per share:
Basic	$0.51	$0.86
Diluted	0.50	0.85

Consolidated Statements of Comprehensive Income
(Unaudited)
(in millions of dollars)

	Quarterly Period Ended
	December 30, 2023	December 31, 2022
Net income	$59	$106
Other comprehensive income, net of tax:
Currency translation	139	141
Derivative instruments	(77)	(1)
Other comprehensive income	62	140
Comprehensive income	$121	$246

See notes to consolidated financial statements.

Berry Global Group, Inc.
Consolidated Balance Sheets
(in millions of dollars)

	December 30, 2023	September 30, 2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$507	$1,203
Accounts receivable	1,497	1,568
Finished goods	1,038	933
Raw materials and supplies	651	624
Prepaid expenses and other current assets	257	205
Total current assets	3,950	4,533
Noncurrent assets:
Property, plant and equipment	4,662	4,576
Goodwill and intangible assets	6,758	6,684
Right-of-use assets	645	625
Other assets	129	169
Total assets	$16,144	$16,587

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,131	$1,528
Accrued employee costs	243	273
Other current liabilities	971	902
Current portion of long-term debt	25	10
Total current liabilities	2,370	2,713
Noncurrent liabilities:
Long-term debt	8,703	8,970
Deferred income taxes	492	573
Employee benefit obligations	202	193
Operating lease liabilities	537	525
Other long-term liabilities	512	397
Total liabilities	12,816	13,371

Stockholders’ equity:
Common stock (116.0 and 115.5 million shares issued, respectively)	1	1
Additional paid-in capital	1,265	1,231
Retained earnings	2,336	2,320
Accumulated other comprehensive loss	(274)	(336)
Total stockholders’ equity	3,328	3,216
Total liabilities and stockholders’ equity	$16,144	$16,587

See notes to consolidated financial statements.

Berry Global Group, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(in millions of dollars)

	Quarterly Period Ended
	December 30, 2023	December 31, 2022
Cash Flows from Operating Activities:
Net income	$59	$106
Adjustments to reconcile net cash from operating activities:
Depreciation	154	139
Amortization of intangibles	60	60
Non-cash interest (income) expense, net	(19)	(13)
Settlement of derivatives	19	—
Deferred income tax	(23)	(33)
Share-based compensation expense	21	23
Other non-cash operating activities, net	11	(3)
Changes in working capital	(490)	(508)
Changes in other assets and liabilities	9	(4)
Net cash from operating activities	(199)	(233)

Cash Flows from Investing Activities:
Additions to property, plant and equipment, net	(183)	(211)
Net cash from investing activities	(183)	(211)

Cash Flows from Financing Activities:
Proceeds from long-term borrowings	1,550	—
Repayments on long-term borrowings	(1,858)	(84)
Proceeds from issuance of common stock	13	5
Repurchase of common stock	(7)	(166)
Dividends paid	(36)	(33)
Other, net	(4)	—
Net cash from financing activities	(342)	(278)
Effect of currency translation on cash	28	29
Net change in cash and cash equivalents	(696)	(693)
Cash and cash equivalents at beginning of period	1,203	1,410
Cash and cash equivalents at end of period	$507	$717

See notes to consolidated financial statements.

Berry Global Group, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
(in millions of dollars)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at September 30, 2023	$1	$1,231	$(336)	$2,320	$3,216
Net income	—	—	—	59	59
Other comprehensive income	—	—	62	—	62
Share-based compensation	—	21	—	—	21
Proceeds from issuance of common stock	—	13	—	—	13
Common stock repurchased and retired	—	—	—	(7)	(7)
Dividends paid	—	—	—	(36)	(36)
Balance at December 30, 2023	$1	$1,265	$(274)	$2,336	$3,328

Balance at October 1, 2022	$1	$1,177	$(403)	$2,421	$3,196
Net income	—	—	—	106	106
Other comprehensive income	—	—	140	—	140
Share-based compensation	—	23	—	—	23
Proceeds from issuance of common stock	—	5	—	—	5
Common stock repurchased and retired	—	(6)	—	(172)	(178)
Dividends paid	—	—	—	(33)	(33)
Balance at December 31, 2022	$1	$1,199	$(263)	$2,322	$3,259

See notes to consolidated financial statements.

Berry Global Group, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
(tables in millions of dollars, except per share data)

1.  Basis of Presentation

The accompanying unaudited Consolidated Financial Statements of Berry Global Group, Inc. (“the Company,” “we,” or “Berry”) have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim reporting.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In preparing financial statements in conformity with GAAP, we must make estimates and assumptions that affect the reported amounts and disclosures at the date of the financial statements and during the reporting period.  Actual results could differ from those estimates.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included, and all subsequent events up to the time of the filing have been evaluated.  For further information, refer to the Company’s most recent Form 10-K filed with the SEC.

In fiscal 2023, the Company announced that it initiated a formal process to evaluate strategic alternatives for its Health, Hygiene and Specialties segment and has determined the segment does not meet the criteria of Held for Sale as of December 30, 2023.

2.  Revenue and Accounts Receivable

Our revenues are primarily derived from the sale of non-woven, flexible and rigid products.  Revenue is recognized when performance obligations are satisfied, in an amount reflecting the consideration to which the Company expects to be entitled.  We consider the promise to transfer products to be our sole performance obligation.  If the consideration agreed to in a contract includes a variable amount, we estimate the amount of consideration we expect to be entitled to in exchange for transferring the promised goods to the customer using the most likely amount method.  Our main sources of variable consideration are customer rebates.  There are no material instances where variable consideration is constrained and not recorded at the initial time of sale.  Generally, our revenue is recognized at a point in time for standard promised goods at the time of shipment, when title and risk of loss pass to the customer.  The accrual for customer rebates was $113 million and $106 million at December 30, 2023 and September 30, 2023, respectively, and is included in Other current liabilities on the Consolidated Balance Sheets.  The Company disaggregates revenue based on reportable business segment, geography, and significant product line.  Refer to Note 8. Segment and Geographic Data for further information.

Accounts receivable are presented net of allowance for credit losses of $19 million at December 30, 2023 and September 30, 2023.  The Company records current expected credit losses based on a variety of factors including historical loss experience and current customer financial condition.  The changes to our current expected credit losses, write-off activity, and recoveries were not material for any of the periods presented.

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

3.  Restructuring and Transaction Activities

In fiscal 2023, the Company initiated cost savings initiatives including plant rationalization in all four segments as part of the 2023 restructuring plan.  The Company expects total cash and non-cash expense of the plan to be approximately $200 million, with the operations savings intended to counter general economic softness.  All initiatives are expected to be fully implemented by the end of fiscal 2025.

The table below includes the significant components of the restructuring and transaction activities, by reporting segment:

	Quarterly Period Ended		Restructuring Plan
	December 30, 2023	December 31, 2022	Life to Date
Consumer Packaging International	$3	$3	$53
Consumer Packaging North America	4	1	27
Health, Hygiene & Specialties	13	3	35
Flexibles	2	5	9
Consolidated	$22	$12	$124

The table below sets forth the activity with respect to the restructuring and transaction activities accrual at December 30, 2023:

	Restructuring
	Employee Severance and Benefits	Facility Exit Costs	Transaction Activities	Total
Balance at September 30, 2023	$10	$1	$—	$11
Charges	9	4	9	22
Cash payments	(6)	(5)	(9)	(20)
Balance at December 30, 2023	$13	$—	$—	$13

4.  Leases

The Company leases certain manufacturing facilities, warehouses, office space, manufacturing equipment, office equipment, and automobiles.

Supplemental lease information is as follows:

Leases	Classification	December 30, 2023	September 30, 2023
Operating leases:
Operating lease right-of-use assets	Right-of-use asset	$645	$625
Current operating lease liabilities	Other current liabilities	125	116
Noncurrent operating lease liabilities	Operating lease liability	537	525
Finance leases:
Finance lease right-of-use assets	Property, plant, and equipment, net	$32	$32
Current finance lease liabilities	Current portion of long-term debt	8	9
Noncurrent finance lease liabilities	Long-term debt, less current portion	19	19

5.  Long-Term Debt

Long-term debt consists of the following:

Facility	Maturity Date	December 30, 2023	September 30, 2023
Term loan (a)	July 2026	$1,240	3,090
Term loan (a)	July 2029	1,546	—
Revolving line of credit	June 2028	—	—
0.95% First Priority Senior Secured Notes (b)	February 2024	279	279
1.00% First Priority Senior Secured Notes (c)	July 2025	773	741
1.57% First Priority Senior Secured Notes	January 2026	1,525	1,525
4.875% First Priority Senior Secured Notes	July 2026	1,250	1,250
1.65% First Priority Senior Secured Notes	January 2027	400	400
1.50% First Priority Senior Secured Notes (c)	July 2027	415	397
5.50% First Priority Senior Secured Notes	April 2028	500	500
4.50% Second Priority Senior Secured Notes	February 2026	291	291
5.625% Second Priority Senior Secured Notes	July 2027	500	500
Debt discounts and deferred fees		(31)	(34)
Finance leases and other	Various	40	41
Total long-term debt		8,728	8,980
Current portion of long-term debt		(25)	(10)
Long-term debt, less current portion		$8,703	8,970
(a)	Effectively 98% fixed interest rate with interest rate swaps (see Note 6).
(b)
Indicates debt which has been classified as long-term debt in accordance with the Company's ability and intention to refinance such obligations on a long-term basis. As of  February 2024, the Company will pay these Notes in full (see Note 12).

(c)	Euro denominated

During the quarter ended December 30, 2023, the Company extended the maturity date of $1,550 million of its outstanding term loans to July 2029.

Debt discounts and deferred financing fees are presented net of Long-term debt, less the current portion on the Consolidated Balance Sheets and are amortized to Interest expense, net on the Consolidated Statements of Income through maturity.

6.  Financial Instruments and Fair Value Measurements

In the normal course of business, the Company is exposed to certain risks arising from business operations and economic factors.  The Company may use derivative financial instruments to help manage market risk and reduce the exposure to fluctuations in interest rates and foreign currencies.  These financial instruments are not used for trading or other speculative purposes.

Cross-Currency Swaps

The Company is party to certain cross-currency swaps to hedge a portion of our foreign currency risk. The swap agreements mature June 2024 (€1,625 million) and July 2027 (£700 million). In addition to the cross-currency swaps, we hedge a portion of our foreign currency risk by designating foreign currency denominated long-term debt as net investment hedges of certain foreign operations. As of December 30, 2023, we had outstanding long-term debt of €379 million that was designated as a hedge of our net investment in certain euro-denominated foreign subsidiaries. When valuing cross-currency swaps the Company utilizes Level 2 inputs (substantially observable).

Interest Rate Swaps

The primary purpose of the Company’s interest rate swap activities is to manage interest expense variability associated with our outstanding variable rate term loan debt. When valuing interest rate swaps the Company utilizes Level 2 inputs (substantially observable).

During fiscal 2024, the Company elected to cash settle two existing interest rate swaps and received net proceeds of $19 million.  The offset is included in Accumulated other comprehensive loss and is being amortized to Interest expense through the term of the original swaps.  Following the settlement, the Company entered into a $450 million and a $500 million interest rate swap transaction with expiration in June 2029.

As of December 30, 2023, the Company effectively had (i) a $400 million interest rate swap transaction that swaps a one-month variable SOFR contract for a fixed annual rate of 4.451%, with an expiration in June 2026, (ii) an $884 million interest rate swap transaction that swaps a one-month variable SOFR contract for a fixed annual rate of 4.451% with an expiration in June 2026, (iii) a $500 million interest rate swap transaction that swaps a one-month variable SOFR contract for a fixed annual rate of 3.602%, with an expiration in June 2026 (see Note. 12), (iv) a $450 million interest rate swap transaction that swaps a one-month variable SOFR contract for a fixed annual rate of 4.553%, with an expiration in June 2029, and (v) a $500 million interest rate swap transaction that swaps a one-month variable SOFR contract for a fixed annual rate of 4.648%, with an expiration in June 2029.

The Company records the fair value positions of all derivative financial instruments on a net basis by counterparty for which a master netting arrangement is utilized. Balances on a gross basis are as follows:

Derivative Instruments	Hedge Designation	Balance Sheet Location	December 30, 2023	September 30, 2023
Cross-currency swaps	Designated	Other current liabilities	142	66
Cross-currency swaps	Designated	Other long-term liabilities	68	19
Interest rate swaps	Designated	Other assets	3	36
Interest rate swaps	Designated	Other long-term liabilities	72	—
Interest rate swaps	Not designated	Other assets	—	8
Interest rate swaps	Not designated	Other long-term liabilities	88	104

The effect of the Company’s derivative instruments, including the amortization of previously settled swaps, on the Consolidated Statements of Income is as follows:

		Quarterly Period Ended
Derivative Instruments	Statements of Income Location	December 30, 2023	December 31, 2022
Cross-currency swaps	Interest expense	$(10)	$(11)
Interest rate swaps	Interest expense	(21)	(6)

Non-recurring Fair Value Measurements

The Company has certain assets that are measured at fair value on a non-recurring basis when impairment indicators are present or when the Company completes an acquisition.  The Company adjusts certain long-lived assets to fair value only when the carrying values exceed the fair values.  The categorization of the framework used to value the assets is considered Level 3, due to the subjective nature of the unobservable inputs used to determine the fair value.  These assets that are subject to our annual impairment analysis primarily include our definite lived and indefinite lived intangible assets, including Goodwill and our property, plant and equipment.  The Company reviews Goodwill and other indefinite lived assets for impairment as of the first day of the fourth fiscal quarter each year and more frequently if impairment indicators exist.  The Company determined Goodwill and other indefinite lived assets were not impaired in our annual fiscal 2023 assessment.  No impairment indicators were identified in the current quarter.

Included in the following tables are the major categories of assets and their current carrying values, along with the impairment loss recognized on the fair value measurement for the period then ended:

	December 30, 2023
	Level 1	Level 2	Level 3	Total	Impairment
Indefinite-lived trademarks	$—	$—	$248	$248	$—
Goodwill	—	—	5,086	5,086	—
Definite lived intangible assets	—	—	1,424	1,424	—
Property, plant, and equipment	—	—	4,662	4,662	—
Total	$—	$—	$11,420	$11,420	$—

	September 30, 2023
	Level 1	Level 2	Level 3	Total	Impairment
Indefinite-lived trademarks	$—	$—	$248	$248	$—
Goodwill	—	—	4,981	4,981	—
Definite lived intangible assets	—	—	1,455	1,455	—
Property, plant, and equipment	—	—	4,576	4,576	8
Total	$—	$—	$11,260	$11,260	$8

The Company’s financial instruments consist primarily of cash and cash equivalents, long-term debt, interest rate and cross-currency swap agreements, and finance lease obligations.  The book value of our marketable long-term indebtedness exceeded fair value by $221 million as of December 30, 2023.  The Company’s long-term debt fair values were determined using Level 2 inputs (substantially observable).

7.  Income Taxes

In comparison to the statutory rate, the lower effective tax rate for the quarter was positively impacted by share-based stock compensation.

8.  Segment and Geographic Data

The Company’s operations are organized into four reporting segments: Consumer Packaging International, Consumer Packaging North America, Health, Hygiene & Specialties, and Flexibles, formerly known as Engineered Materials.  The structure is designed to align us with our customers, provide improved service, and drive future growth in a cost efficient manner.

Selected information by reportable segment is presented in the following tables:

	Quarterly Period Ended
	December 30, 2023	December 31, 2022
Net sales:
Consumer Packaging International	$917	$936
Consumer Packaging North America	699	764
Health, Hygiene & Specialties	603	663
Flexibles	634	697
Total net sales	$2,853	$3,060
Operating income (loss):
Consumer Packaging International	$31	$47
Consumer Packaging North America	63	71
Health, Hygiene & Specialties	(3)	34
Flexibles	66	58
Total operating income	$157	$210
Depreciation and amortization:
Consumer Packaging International	$81	$74
Consumer Packaging North America	57	51
Health, Hygiene & Specialties	46	44
Flexibles	30	30
Total depreciation and amortization	$214	$199

Selected information by geographical region is presented in the following tables:

	Quarterly Period Ended
	December 30, 2023	December 31, 2022
Net sales:
United States and Canada	$1,560	$1,695
Europe	1,011	1,050
Rest of world	282	315
Total net sales	$2,853	$3,060

9.  Contingencies and Commitments

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

10.  Basic and Diluted Earnings Per Share

Basic net income or earnings per share ("EPS") is calculated by dividing the net income attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for common stock equivalents.  Diluted EPS includes the effects of options and restricted stock units, if dilutive.

The following tables provide a reconciliation of the numerator and denominator of the basic and diluted EPS calculations:

	Quarterly Period Ended
(in millions, except per share amounts)	December 30, 2023	December 31, 2022
Numerator
Consolidated net income	$59	$106
Denominator
Weighted average common shares outstanding - basic	115.6	123.7
Dilutive shares	2.7	1.5
Weighted average common and common equivalent shares outstanding - diluted	118.3	125.2

Per common share earnings
Basic	$0.51	$0.86
Diluted	$0.50	$0.85

For the three months ended December 30, 2023 and December 31, 2022, 2.4 million and 5.8 million shares, respectively, were excluded from the diluted EPS calculation as their effect would be anti-dilutive.

11.  Accumulated Other Comprehensive Loss

The components and activity of Accumulated other comprehensive loss are as follows:

Quarterly Period Ended	Currency Translation	Defined Benefit Pension and Retiree Health Benefit Plans	Derivative Instruments	Accumulated Other Comprehensive Loss
Balance at September 30, 2023	$(340)	$(84)	$88	$(336)
Other comprehensive income before reclassifications	139	—	(65)	74
Net amount reclassified from accumulated other comprehensive loss	—	—	(12)	(12)
Balance at December 30, 2023	$(201)	$(84)	$11	$(274)

	Currency Translation	Defined Benefit Pension and Retiree Health Benefit Plans	Derivative Instruments	Accumulated Other Comprehensive Loss
Balance at October 1, 2022	$(455)	$(32)	$84	$(403)
Other comprehensive income before reclassifications	141	—	5	146
Net amount reclassified from accumulated other comprehensive loss	—	—	(6)	(6)
Balance at December 31, 2022	$(314)	$(32)	$83	$(263)

12.  Subsequent Events

During January 2024, the Company issued $800 million aggregate principal amount of 5.650% first priority senior secured notes due 2034.  The proceeds were used to prepay the 0.95% First Priority Senior Secured Notes due in February 2024 and a portion of the existing term loan due in July 2026.  As a result of the transaction, the Company also terminated its $500 million interest rate swap due in June 2026 for proceeds of $4 million.

In February 2024, the Company announced plans for a spin-off and merger of its Health, Hygiene & Specialties segment (excluding Tapes) with Glatfelter Corporation (“GLT”).  Upon the completion of the transaction, shareholders of Berry will own approximately ninety percent of the new combined company in addition to their continuing interest in Berry.  The transaction is expected to be tax-free to Berry and its shareholders.  The transaction is subject to certain customary closing conditions including, but not limited to, approval by GLT shareholders, the effective filing of related registration statements, completion of a tax-free spin-off and receipt of certain required foreign anti-trust approvals.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

Business.  The Company’s operations are organized into four operating segments: Consumer Packaging International, Consumer Packaging North America, Health, Hygiene & Specialties, and Flexibles, formerly known as Engineered Materials.  The structure is designed to align us with our customers, provide optimal service, drive future growth, and to facilitate synergy realization.  The Consumer Packaging International segment primarily consists of closures and dispensing systems, pharmaceutical devices and packaging, bottles and canisters, containers, and technical components.  The Consumer Packaging North America segment primarily consists of containers and pails, foodservice, closures, bottles and prescription vials, and tubes.  The Health, Hygiene & Specialties segment, which is being evaluated for strategic alternatives, primarily consists of healthcare, hygiene, specialties, and tapes.  The Flexibles segment primarily consists of stretch and shrink films, converter films, institutional can liners, food and consumer films, retail bags, and agriculture films.

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

Results of Operations

Comparison of the Quarterly Period Ended December 30, 2023 (the “Quarter”) and the Quarterly Period Ended December 31, 2022 (the “Prior Quarter”)

Business integration expenses consist of restructuring and impairment charges, divestiture related costs, and other business optimization costs.  Tables present dollars in millions.

Consolidated Overview
	Quarter	Prior Quarter	$ Change	% Change
Net sales	$2,853	$3,060	$(207)	(7)%
Cost of goods sold	2,379	2,542	(163)	(6)%
Other operating expenses	317	308	9	3%
Operating income	$157	$210	$(53)	(25)%

Net sales:  The net sales decline is primarily attributed to decreased selling prices of $189 million due to the pass through of lower polymer costs and a 3% volume decline from continued general market softness, partially offset by a $64 million favorable impact from foreign currency changes.

Cost of goods sold:  The cost of goods sold decrease is primarily attributed to lower raw material costs and the volume decline, partially offset by foreign currency changes.

Other operating expenses:  The other operating expenses increase is primarily attributed to an increase in business integration costs.

Operating income:  The operating income decrease is primarily attributed to a $20 million unfavorable impact from price cost spread related to the timing of passing through resin costs, a $16 million unfavorable impact from the volume decline, a $15 million increase in depreciation and amortization expense, a $15 million unfavorable impact from hyperinflation in our Argentinian subsidiary and increased business integration costs.  These declines were partially offset by acquisition operating income and a $10 million favorable impact from foreign currency changes.

Consumer Packaging International
	Quarter	Prior Quarter	$ Change	% Change
Net sales	$917	$936	$(19)	(2)%
Operating income	$31	$47	$(16)	(34)%

Net sales:  The net sales decline in the Consumer Packaging International segment is primarily attributed to decreased selling prices of $31 million and a 3% volume decline from general market softness, partially offset by a $40 million favorable impact from foreign currency changes.

Operating income:  The operating income decrease is primarily attributed to an $11 million unfavorable impact from price cost spread, a $7 million increase in depreciation and amortization expense, and an unfavorable impact from the volume decline, partially offset by a favorable impact from foreign currency changes.

Consumer Packaging North America
	Quarter	Prior Quarter	$ Change	% Change
Net sales	$699	$764	$(65)	(9)%
Operating income	$63	$71	$(8)	(11)%

Net sales:  The net sales decline in the Consumer Packaging North America segment is primarily attributed to decreased selling prices of $45 million and a 4% volume decline from general market softness particularly in industrials, partially offset by acquisition sales of $11 million.

Operating income:  The operating income decrease is primarily attributed to a $6 million unfavorable impact from the volume decline and a $5 million increase in depreciation and amortization expense, partially offset by acquisition operating income.

Health, Hygiene & Specialties
	Quarter	Prior Quarter	$ Change	% Change
Net sales	$603	$663	$(60)	(9)%
Operating income (loss)	$(3)	$34	$(37)	(109)%

Net sales:  The net sales decline in the Health, Hygiene & Specialties segment is primarily attributed to decreased selling prices of $64 million and a 2% volume decline from softness in our hygiene and specialty markets, partially offset by a $17 million favorable impact from foreign currency changes.

Operating income (loss):  The operating income decrease is primarily attributed to a $15 million unfavorable impact from price cost spread, a $15 million unfavorable impact from hyperinflation in our Argentinian subsidiary, and a $9 million increase in business optimization expense related to both plant rationalizations and costs associated with the formal process to evaluate strategic alternatives of the segment.

Flexibles
	Quarter	Prior Quarter	$ Change	% Change
Net sales	$634	$697	$(63)	(9)%
Operating income	$66	$58	$8	14%

Net sales:  The net sales decline in the Flexibles segment is primarily attributed to decreased selling prices of $49 million and a 3% volume decline in our industrial markets partially offset by growth in our premium protection film products in North America, partially offset by a favorable impact from foreign currency changes.

Operating income:  The operating income increase is primarily attributed to an $8 million favorable impact from price cost spread.

Other expense
	Quarter	Prior Quarter	$ Change	% Change
Other expense	$12	$1	$11	1,100%

The other expense increase is primarily attributed to higher debt extinguishment and foreign currency changes related to the remeasurement of non-operating intercompany balances in the Quarter.

Changes in Comprehensive Income

The $125 million decline in Comprehensive income from the Prior Quarter is primarily attributed to a $76 million unfavorable change in the fair value of derivative instruments, net of tax, and a $47 million decline in Net income.  Currency translation changes are primarily related to non-U.S. subsidiaries with a functional currency other than the U.S. Dollar whereby assets and liabilities are translated from the respective functional currency into U.S. Dollars using period-end exchange rates.  The change in currency translation was primarily attributed to locations utilizing the Euro and British pound sterling as their functional currency.  As part of the overall risk management, the Company uses derivative instruments to reduce exposure to changes in interest rates attributed to the Company’s floating-rate borrowings and records changes to the fair value of these instruments in Accumulated other comprehensive loss.  The change in fair value of these instruments in fiscal 2024 versus fiscal 2023 is primarily attributed to a change in the forward interest and foreign exchange curves between measurement dates.

Liquidity and Capital Resources

Senior Secured Credit Facility

We manage our global cash requirements considering (i) available funds among the many subsidiaries through which we conduct business, (ii) the geographic location of our liquidity needs, and (iii) the cost to access international cash balances.  At the end of the Quarter, the Company had no outstanding balance on its $1.0 billion asset-based revolving line of credit that matures in June 2028.  The Company was in compliance with all covenants at the end of the Quarter.

Cash Flows

Net cash from operating activities increased $34 million from the Prior Quarter primarily attributed to working capital improvement and the settlement of derivatives in the Quarter, partially offset by a decline in net income prior to non-cash activities.

Net cash used in investing activities decreased $28 million from the Prior Quarter primarily attributed to decreased investments in  property, plant and equipment.

Net cash used in financing activities increased $64 million from the Prior Quarter primarily attributed to higher net repayments on long-term debt, partially offset by lower share repurchases.

Dividend Payments

During the quarter, the Company declared and paid cash dividends of $36 million.

Share Repurchases

During the quarter, the Company repurchased 106 thousand shares for $7 million.  The Company has $435 million remaining under its repurchase plan.

Free Cash Flow

Our consolidated free cash flow for the Quarter and Prior Quarter are summarized as follows:

	December 30, 2023	December 31, 2022
Cash flow from operating activities	$(199)	$(233)
Additions to property, plant and equipment, net	(183)	(211)
Free cash flow	$(382)	$(444)

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

Liquidity Outlook

At December 30, 2023, our cash balance was $507 million, which was primarily located outside the U.S.  We believe our existing and future U.S. based cash and cash flow from U.S. operations, together with available borrowings under our senior secured credit facilities, will be adequate to meet our short-term and long-term liquidity needs with the exception of funds needed to cover all long-term debt obligations, which we intend to refinance prior to maturity.  The Company has the ability to repatriate the cash located outside the U.S. to the extent not needed to meet operational and capital needs without significant restrictions.

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

Quarterly Period Ended
December 30, 2023
Net sales	$1,506
Gross profit	297
Earnings from continuing operations	67
Net income	$67

Includes $5 million of expense associated with intercompany activity with non-guarantor subsidiaries.

	December 30, 2023	September 30, 2023
Assets
Current assets	$1,443	$1,975
Noncurrent assets	5,944	5,997

Liabilities
Current liabilities	$1,231	$1,363
Noncurrent liabilities	10,035	10,271

Includes $754 million of intercompany payables due to non-guarantor subsidiaries as of December 30, 2023 and September 30, 2023, respectively.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are exposed to market risk from changes in interest rates primarily through our senior secured credit facilities and accounts receivable supply chain finance factoring programs.  Our senior secured credit facilities are comprised of (i) $2.8 billion term loans and (ii) a $1.0 billion revolving credit facility with no borrowings outstanding.  Borrowings under our senior secured credit facilities bear interest at a rate equal to an applicable margin plus SOFR.  The applicable margin for SOFR rate borrowings under the revolving credit facility ranges from 1.25% to 1.50%, and the margin for the term loans is 1.75% per annum.  As of period end, the SOFR rate of approximately 5.38% was applicable to the term loans.  A change of 0.25% on these floating interest rate exposures would increase our annual interest expense by approximately $1 million.

We seek to minimize interest rate volatility risk through regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments.  These financial instruments are not used for trading or other speculative purposes. (See Note 6.)

Foreign Currency Risk

As a global company, we face foreign currency risk exposure from fluctuating currency exchange rates, primarily the U.S. dollar against the euro, British pound sterling, Brazilian real, Chinese renminbi, Canadian dollar and Mexican peso.  Significant fluctuations in currency rates can have a substantial impact, either positive or negative, on our revenue, cost of sales, and operating expenses.   Currency translation gains and losses are primarily related to non-U.S. subsidiaries with a functional currency other than U.S. dollars whereby assets and liabilities are translated from the respective functional currency into U.S. dollars using period-end exchange rates and impact our Comprehensive income.  A 10% decline in foreign currency exchange rates would have had an $4 million unfavorable impact on our Net income for the quarterly period ended December 30, 2023. (See Note 6.)

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Repurchases of Equity Securities

The following table summarizes the Company's repurchases of its common stock during the Quarterly Period ended December 30, 2023.

Fiscal Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Dollar Value of Shares that May Yet be Purchased Under the Program (in millions) (a)
October	—	$—	—	$442
November	69,755	64.48	69,755	437
December	35,934	65.40	35,934	435
Total	105,689	$64.79	105,689	$435

(a)	All open market purchases during the quarter were made under the 2023 authorization from our board of directors.

Item 5.  Other Information

Rule 10b5-1 Plan Elections

No officers or directors, as defined in Rule 16a-1(f), adopted, modified and/or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as defined in Regulation S-K Item 408, during the first quarter of fiscal 2024.

Item 6.  Exhibits

Exhibit No.	Description of Exhibit
22.1*	Subsidiary Guarantors.
31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.
32.1**	Section 1350 Certification of the Chief Executive Officer.
32.2**	Section 1350 Certification of the Chief Financial Officer.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Date File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith
**	Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Berry Global Group, Inc.

February 7, 2024	By:	/s/ Mark W. Miles
Mark W. Miles
Chief Financial Officer