Form 10-Q
period 2024-03-30
BERRY GLOBAL GROUP, INC.
filed 2024-05-09
CIK 1378992

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2024

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

There were 114.4 million shares of common stock outstanding at May 9, 2024.

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
For Quarterly Period Ended March 30, 2024

Part I. Financial Information

Item 1.	Financial Statements
Berry Global Group, Inc.
Consolidated Statements of Income
(Unaudited)
(in millions of dollars, except per share amounts)

	Quarterly Period Ended		Two Quarterly Periods Ended
	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023
Net sales	$3,076	$3,288	$5,929	$6,348
Costs and expenses:
Cost of goods sold	2,509	2,682	4,888	5,224
Selling, general and administrative	213	220	448	456
Amortization of intangibles	59	60	119	120
Restructuring and transaction activities	87	25	109	37
Operating income	208	301	365	511
Other expense	1	1	13	2
Interest expense	76	79	148	150
Income before income taxes	131	221	204	359
Income tax expense	15	47	29	79
Net income	$116	$174	$175	$280

Net income per share:
Basic	$1.00	$1.44	$1.51	$2.29
Diluted	0.98	1.42	1.48	2.27

Consolidated Statements of Comprehensive Income
(Unaudited)
(in millions of dollars)

	Quarterly Period Ended		Two Quarterly Periods Ended
	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023
Net income	$116	$174	$175	$280
Other comprehensive income (loss), net of tax:
Currency translation	(70)	60	69	201
Derivative instruments	18	(31)	(59)	(32)
Other comprehensive income	(52)	29	10	169
Comprehensive income (loss)	$64	$203	$185	$449

See notes to consolidated financial statements.

Berry Global Group, Inc.
Consolidated Balance Sheets
(in millions of dollars)

	March 30, 2024	September 30, 2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$494	$1,203
Accounts receivable	1,590	1,568
Finished goods	1,070	933
Raw materials and supplies	624	624
Prepaid expenses and other current assets	286	205
Total current assets	4,064	4,533
Noncurrent assets:
Property, plant and equipment	4,576	4,576
Goodwill and intangible assets	6,589	6,684
Right-of-use assets	627	625
Other assets	125	169
Total assets	$15,981	$16,587

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,332	$1,528
Accrued employee costs	224	273
Other current liabilities	761	902
Current portion of long-term debt	24	10
Total current liabilities	2,341	2,713
Noncurrent liabilities:
Long-term debt	8,690	8,970
Deferred income taxes	495	573
Employee benefit obligations	193	193
Operating lease liabilities	521	525
Other long-term liabilities	447	397
Total liabilities	12,687	13,371

Stockholders’ equity:
Common stock (114.9 and 115.5 million shares issued, respectively)	1	1
Additional paid-in capital	1,279	1,231
Retained earnings	2,340	2,320
Accumulated other comprehensive loss	(326)	(336)
Total stockholders’ equity	3,294	3,216
Total liabilities and stockholders’ equity	$15,981	$16,587

See notes to consolidated financial statements.

Berry Global Group, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(in millions of dollars)

	Two Quarterly Periods Ended
	March 30, 2024	April 1, 2023
Cash Flows from Operating Activities:
Net income	$175	$280
Adjustments to reconcile net cash from operating activities:
Depreciation	309	279
Amortization of intangibles	119	120
Non-cash interest (income) expense, net	(41)	(27)
Settlement of derivatives	23	36
Deferred income tax	(51)	(51)
Debt extinguishment	3	—
Share-based compensation expense	30	30
Loss on divestitures	57	—
Other non-cash operating activities, net	17	8
Changes in working capital	(653)	(495)
Changes in other assets and liabilities	12	(12)
Net cash from operating activities	—	168

Cash Flows from Investing Activities:
Additions to property, plant and equipment, net	(333)	(385)
Divestitures, acquisitions and other activities	47	(88)
Net cash from investing activities	(286)	(473)

Cash Flows from Financing Activities:
Proceeds from long-term borrowings	2,350	500
Repayments on long-term borrowings	(2,640)	(583)
Proceeds from issuance of common stock	24	18
Repurchase of common stock	(88)	(333)
Dividends paid	(70)	(65)
Other, net	(12)	11
Net cash from financing activities	(436)	(452)
Effect of currency translation on cash	13	43
Net change in cash and cash equivalents	(709)	(714)
Cash and cash equivalents at beginning of period	1,203	1,410
Cash and cash equivalents at end of period	$494	$696

See notes to consolidated financial statements.

Berry Global Group, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
(in millions of dollars)

Quarterly Period Ended	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at December 30, 2023	$1	$1,265	$(274)	$2,336	$3,328
Net income	—	—	—	116	116
Other comprehensive income	—	—	(52)	—	(52)
Share-based compensation	—	9	—	—	9
Proceeds from issuance of common stock	—	8	—	—	8
Common stock repurchased and other	—	(3)	—	(78)	(81)
Dividends paid	—	—	—	(34)	(34)
Balance at March 30, 2024	$1	$1,279	$(326)	$2,340	$3,294

Balance at December 31, 2022	$1	$1,199	$(263)	$2,322	$3,259
Net income	—	—	—	174	174
Other comprehensive income	—	—	29	—	29
Share-based compensation	—	7	—	—	7
Proceeds from issuance of common stock	—	13	—	—	13
Common stock repurchased and other	—	(5)	—	(150)	(155)
Dividends paid	—	—	—	(32)	(32)
Balance at April 1, 2023	$1	$1,214	$(234)	$2,314	$3,295

Two Quarterly Periods Ended	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at September 30, 2023	$1	$1,231	$(336)	$2,320	$3,216
Net income	—	—	—	175	175
Other comprehensive income	—	—	10	—	10
Share-based compensation	—	30	—	—	30
Proceeds from issuance of common stock	—	21	—	—	21
Common stock repurchased and other	—	(3)	—	(85)	(88)
Dividends paid	—	—	—	(70)	(70)
Balance at March 30, 2024	$1	$1,279	$(326)	$2,340	$3,294

Balance at October 1, 2022	$1	$1,177	$(403)	$2,421	$3,196
Net income	—	—	—	280	280
Other comprehensive income	—	—	169	—	169
Share-based compensation	—	30	—	—	30
Proceeds from issuance of common stock	—	18	—	—	18
Common stock repurchased and other	—	(11)	—	(322)	(333)
Dividends paid	—	—	—	(65)	(65)
Balance at April 1, 2023	$1	$1,214	$(234)	$2,314	$3,295

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

2.  Revenue and Accounts Receivable

Our revenues are primarily derived from the sale of non-woven, flexible and rigid products to customers.  Revenue is recognized when performance obligations are satisfied, in an amount reflecting the consideration to which the Company expects to be entitled.  We consider the promise to transfer products to be our sole performance obligation.  If the consideration agreed to in a contract includes a variable amount, we estimate the amount of consideration we expect to be entitled to in exchange for transferring the promised goods to the customer using the most likely amount method.  Our main source of variable consideration is customer rebates.  There are no material instances where variable consideration is constrained and not recorded at the initial time of sale.  Generally, our revenue is recognized at a point in time for standard promised goods at the time of shipment, when title and risk of loss pass to the customer.  The accrual for customer rebates was $96 million and $106 million at March 30, 2024 and September 30, 2023, respectively, and is included in Other current liabilities on the Consolidated Balance Sheets.  The Company disaggregates revenue based on reportable business segment, geography, and significant product line.  Refer to Note 8. Income Taxes for further information.

Accounts receivable are presented net of allowance for credit losses of $19 million at March 30, 2024 and September 30, 2023.  The Company records its current expected credit losses based on a variety of factors including historical loss experience and current customer financial condition.  The changes to our current expected credit losses, write-off activity, and recoveries were not material for any of the periods presented.

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

3.  Divestitures and Spin-off

During fiscal 2024, the Company completed the sale of its Strata and Promens Vehicles businesses, which were operated in the Consumer Packaging International segment for net proceeds of $25 million and $22 million, respectively.  In fiscal 2023, the Strata business recorded net sales of $56 million and Promens Vehicles recorded $111 million.

In February 2024, the Company announced plans for a spin-off and merger of our Health, Hygiene & Specialties Global Nonwovens and Films business (“HHNF”) with Glatfelter Corporation (“GLT”).  Upon the completion of the transaction, shareholders of Berry will own approximately ninety percent of the new combined company in addition to their continuing interest in Berry.  The transaction is expected to be tax-free to Berry and its shareholders.  The transaction is subject to certain customary closing conditions including, but not limited to, approval by GLT shareholders, the effective filing of related registration statements, completion of a tax-free spin-off and receipt of certain required foreign anti-trust approvals.

4.  Restructuring and Transaction Activities

During fiscal 2023, the Company announced several plant rationalizations in all four segments in order to deliver cost savings and optimize equipment utilization. Over the duration of the plan, these plant rationalizations and other cost reduction actions are projected to cost approximately $250 million with the operations savings intended to counter general economic softness.  The plant rationalizations are expected to be fully implemented by the end of fiscal 2025.

The table below includes the significant components of our restructuring and transaction activities, by reporting segment:

	Quarterly Period Ended		Two Quarterly Periods Ended		Restructuring Plans
	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023	Life to date (a)
Consumer Packaging International	$76	$12	$78	$15	71
Consumer Packaging North America	7	7	12	8	35
Health, Hygiene & Specialties	5	5	18	8	25
Flexibles	(1)	1	1	6	23
Consolidated	$87	$25	$109	$37	154

(a) Excludes $57 million loss on divestitures (See Note 3)

The table below sets forth the activity with respect to the restructuring and transaction activities accrual at March 30, 2024:

	Restructuring
	Employee Severance and Benefits	Facility Exit Costs	Non-cash Impairment Charges	Transaction Activities	Total
Balance as of September 30, 2023	$10	$1	$—	$—	$11
Charges	19	13	4	73	109
Non-cash items	—	—	(4)	(57)	(61)
Cash	(16)	(14)	—	(16)	(46)
Balance as of March 30, 2024	$13	$—	$—	$—	$13

5.  Leases

The Company leases certain manufacturing facilities, warehouses, office space, manufacturing equipment, office equipment, and automobiles.

Supplemental lease information is as follows:

Leases	Classification	March 30, 2024	September 30, 2023
Operating leases:
Operating lease right-of-use assets	Right-of-use assets	$627	$625
Current operating lease liabilities	Other current liabilities	123	116
Noncurrent operating lease liabilities	Operating lease liability	521	525
Finance leases:
Finance lease right-of-use assets	Property, plant, and equipment, net	$29	$32
Current finance lease liability	Current portion of long-term debt	7	9
Noncurrent finance lease liabilities	Long-term debt, less current portion	17	19

6.  Long-Term Debt

Long-term debt consists of the following:

Facility	Maturity Date	March 30, 2024	September 30, 2023
Term loan (a)	July 2026	$740	$3,090
Term loan (a)	July 2029	1,546	—
Revolving line of credit	June 2028	—	—
1.00% First Priority Senior Secured Notes (b)(c)	January 2025	756	741
1.57% First Priority Senior Secured Notes	January 2026	1,525	1,525
4.875% First Priority Senior Secured Notes	July 2026	1,250	1,250
1.65% First Priority Senior Secured Notes	January 2027	400	400
1.50% First Priority Senior Secured Notes (b)	January 2027	405	397
5.50% First Priority Senior Secured Notes	April 2028	500	500
5.65% First Priority Senior Secured Notes	January 2034	800	—
4.50% Second Priority Senior Secured Notes	February 2026	291	291
5.625% Second Priority Senior Secured Notes	July 2027	500	500
Debt discounts and deferred fees		(36)	(34)
Finance leases and other	Various	37	41
Retired debt		—	279
Total long-term debt		8,714	8,980
Current portion of long-term debt		(24)	(10)
Long-term debt, less current portion		$8,690	$8,970
(a)	Effectively 98% fixed interest rate with interest rate swaps (see Note 7).
(b)	Euro denominated
(c)	Indicates debt which has been classified as long-term debt in accordance with the Company’s ability and intention to refinance such obligations on a long-term basis..

During fiscal 2024, the Company extended the maturity date of $1,550 million of its outstanding term loans to July 2029, and subsequently issued $800 million aggregate principal amount of 5.65% first priority senior secured notes due 2034.  The proceeds were used to prepay the 0.95% First Priority Senior Secured Notes due in February 2024 and a portion of the existing term loan due in July 2026.

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

Cross-Currency Swaps

The Company is party to certain cross-currency swaps to hedge a portion of our foreign currency risk.  The swap agreements mature June 2024 (€1,625 million) and July 2027 (£700 million).  In addition to cross-currency swaps, we hedge a portion of our foreign currency risk by designating foreign currency denominated long-term debt as net investment hedges of certain foreign operations.  As of March 30, 2024, we had outstanding long-term debt of €379 million that was designated as a hedge of our net investment in certain euro-denominated foreign subsidiaries.  When valuing cross-currency swaps the Company utilizes Level 2 inputs (substantially observable).

Interest Rate Swaps

The primary purpose of the Company’s interest rate swap activities is to manage interest expense variability associated with our outstanding variable rate term loan debt.  When valuing interest rate swaps the Company utilizes Level 2 inputs (substantially observable).

During fiscal 2024, the Company received net proceeds of $23 million related to the settlement of existing interest rate swaps.  The offset is included in Accumulated other comprehensive loss and is being amortized to Interest expense through the term of the original swaps.  Following the transactions, the Company entered into a $450 million interest rate swap transaction, a $500 million interest rate swap transaction and extended an existing $400 million agreement all with expirations in June 2029.

As of March 30, 2024, the Company effectively had (i) an $884 million interest rate swap transaction that swaps a one-month variable SOFR contract for a fixed annual rate of 4.452%, with an expiration in June 2026 (ii) a $400 million interest rate swap transaction that swaps a one-month variable SOFR contract for a fixed annual rate of 4.008%, with an expiration in June 2029 (iii) a $450 million interest rate swap transaction that swaps a one-month variable SOFR contract for a fixed annual rate of 4.553%, with an expiration in June 2029, and (iv) a $500 million interest rate swap transaction that swaps a one-month variable SOFR contract for a fixed annual rate of 4.648%, with an expiration in June 2029.

The Company records the fair value positions of all derivative financial instruments on a net basis by counterparty for which a master netting arrangement is utilized. Balances on a gross basis are as follows:

Derivative Instruments	Hedge Designation	Balance Sheet Location	March 30, 2024	September 30, 2023
Cross-currency swaps	Designated	Other current liabilities	104	66
Cross-currency swaps	Designated	Other long-term liabilities	58	19
Interest rate swaps	Designated	Other assets	2	36
Interest rate swaps	Designated	Other long-term liabilities	34	—
Interest rate swaps	Not designated	Other assets	—	8
Interest rate swaps	Not designated	Other long-term liabilities	81	104

The effect of the Company’s derivative instruments on the Consolidated Statements of Income is as follows:

		Quarterly Period Ended		Two Quarterly Periods Ended
Derivative Instruments	Statements of Income Location	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023
Cross-currency swaps	Interest expense	$(10)	$(10)	$(20)	$(21)
Interest rate swaps	Interest expense	(21)	(11)	(42)	(17)

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

Included in the following table are the major categories of assets measured at fair value on a non-recurring basis as of March 30, 2024 and September 30, 2023, along with the impairment loss recognized on the fair value measurement during the period:

	As of March 30, 2024
	Level 1	Level 2	Level 3	Total	Impairment
Indefinite-lived trademarks	$—	$—	$248	$248	$—
Goodwill	—	—	4,988	4,988	—
Definite lived intangible assets	—	—	1,353	1,353	—
Property, plant, and equipment	—	—	4,576	4,576	4
Total	$—	$—	$11,165	$11,165	$4

	As of September 30, 2023
	Level 1	Level 2	Level 3	Total	Impairment
Indefinite-lived trademarks	$—	$—	$248	$248	$—
Goodwill	—	—	4,981	4,981	—
Definite lived intangible assets	—	—	1,455	1,455	—
Property, plant, and equipment	—	—	4,576	4,576	8
Total	$—	$—	$11,260	$11,260	$8

The Company’s financial instruments consist primarily of cash and cash equivalents, long-term debt, interest rate and cross-currency swap agreements, and finance lease obligations.  The book value of our marketable long-term indebtedness exceeded fair value by $221 million as of March 30, 2024.  The Company’s long-term debt fair values were determined using Level 2 inputs (substantially observable).

8.  Income Taxes

 On a year-to-date comparison to the statutory rate, the lower effective tax rate was positively impacted by share-based stock compensation, foreign rate differential, and other discrete items.

9.  Segment and Geographic Data

The Company’s operations are organized into four reporting segments: Consumer Packaging International, Consumer Packaging North America, Health, Hygiene & Specialties, and Flexibles.  The structure is designed to align us with our customers, provide optimal service, drive future growth, and to facilitate synergies realization.

Selected information by reportable segment is presented in the following tables:

	Quarterly Period Ended		Two Quarterly Periods Ended
	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023
Net sales:
Consumer Packaging International	$968	$1,059	$1,885	$1,995
Consumer Packaging North America	751	774	1,451	1,537
Health, Hygiene & Specialties	646	677	1,248	1,340
Flexibles	711	778	1,345	1,476
Total net sales	$3,076	$3,288	$5,929	$6,348
Operating income:
Consumer Packaging International	$3	$75	$34	$121
Consumer Packaging North America	77	93	140	164
Health, Hygiene & Specialties	33	34	30	68
Flexibles	95	99	161	158
Total operating income	$208	$301	$365	$511
Depreciation and amortization:
Consumer Packaging International	$81	$77	$161	$151
Consumer Packaging North America	57	54	114	105
Health, Hygiene & Specialties	45	44	91	88
Flexibles	31	25	62	55
Total depreciation and amortization	$214	$200	$428	$399

Selected information by geographical region is presented in the following tables:

	Quarterly Period Ended		Two Quarterly Periods Ended
	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023
Net sales:
United States and Canada	$1,672	$1,751	$3,233	$3,447
Europe	1,125	1,237	2,136	2,286
Rest of world	279	300	560	615
Total net sales	$3,076	$3,288	$5,929	$6,348

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

Diluted EPS includes the effects of options and restricted stock units, if dilutive.

The following tables provide a reconciliation of the numerator and denominator of the basic and diluted EPS calculations:

	Quarterly Period Ended		Two Quarterly Periods Ended
(in millions, except per share amounts)	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023
Numerator
Consolidated net income	$116	$174	$175	$280
Denominator
Weighted average common shares outstanding - basic	115.6	120.7	115.6	122.2
Dilutive shares	2.6	1.8	2.9	1.1
Weighted average common and common equivalent shares outstanding - diluted	118.2	122.5	118.5	123.3

Per common share earnings
Basic	$1.00	$1.44	$1.51	$2.29
Diluted	$0.98	$1.42	$1.48	$2.27

2.2 million and 2.3 million shares were excluded from the diluted EPS calculation for the quarterly and two quarterly periods ended March 30, 2024 as their effect would be anti-dilutive.  1.2 million and 2.6 million shares were excluded for the quarterly and two quarterly periods ended April 1, 2023.

12.  Accumulated Other Comprehensive Loss

The components and activity of Accumulated other comprehensive loss are as follows:

Quarterly Period Ended	Currency Translation	Defined Benefit Pension and Retiree Health Benefit Plans	Derivative Instruments	Accumulated Other Comprehensive Loss
Balance at December 30, 2023	$(201)	$(84)	$11	$(274)
Other comprehensive income (loss) before reclassifications	(70)	—	27	(43)
Net amount reclassified	—	—	(9)	(9)
Balance at March 30, 2024	$(271)	$(84)	$29	$(326)

	Currency Translation	Defined Benefit Pension and Retiree Health Benefit Plans	Derivative Instruments	Accumulated Other Comprehensive Loss
Balance at December 31, 2022	$(314)	$(32)	$83	$(263)
Other comprehensive income (loss) before reclassifications	60	—	(21)	39
Net amount reclassified	—	—	(10)	(10)
Balance at April 1, 2023	$(254)	$(32)	$52	$(234)

Two Quarterly Periods Ended	Currency Translation	Defined Benefit Pension and Retiree Health Benefit Plans	Derivative Instruments	Accumulated Other Comprehensive Loss
Balance at September 30, 2023	$(340)	$(84)	$88	$(336)
Other comprehensive income (loss) before reclassifications	69	—	(38)	31
Net amount reclassified	—	—	(21)	(21)
Balance at March 30, 2024	$(271)	$(84)	$29	$(326)

	Currency Translation	Defined Benefit Pension and Retiree Health Benefit Plans	Derivative Instruments	Accumulated Other Comprehensive Loss
Balance at October 1, 2022	$(455)	$(32)	$84	$(403)
Other comprehensive income (loss) before reclassifications	201	—	(16)	185
Net amount reclassified	—	—	(16)	(16)
Balance at April 1, 2023	$(254)	$(32)	$52	$(234)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

Business.  The Company’s operations are organized into four operating segments: Consumer Packaging International, Consumer Packaging North America, Health, Hygiene & Specialties, and Flexibles.  The structure is designed to align us with our customers, provide improved service, drive future growth, and to facilitate synergies realization.  The Consumer Packaging International segment primarily consists of closures and dispensing systems, pharmaceutical devices and packaging, bottles and canisters, and containers.  The Consumer Packaging North America segment primarily consists of containers and pails, foodservice, closures, bottles, prescription vials, and tubes.  The Health, Hygiene & Specialties segment primarily consists of healthcare, hygiene, specialties, and tapes.  The Flexibles segment primarily consists of stretch and shrink films, converter films, institutional can liners, food and consumer films, retail bags, and agriculture films.

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

Results of Operations

Comparison of the Quarterly Period Ended March 30, 2024 (the “Quarter”) and the Quarterly Period Ended April 1, 2023 (the “Prior Quarter”)

Business integration expenses consist of restructuring and impairment charges, divestiture related costs, and other business optimization costs.  Tables present dollars in millions.

Consolidated Overview
	Quarter	Prior Quarter	$ Change	% Change
Net sales	$3,076	$3,288	$(212)	(6)%
Cost of goods sold	2,509	2,682	(173)	(6)%
Other operating expenses	359	305	54	18%
Operating income	$208	$301	$(93)	(31)%

Net Sales:  The net sales decline is primarily attributed to decreased selling prices of $153 million due to the pass through of lower polymer costs and a 2% volume decline partially offset by a favorable impact from foreign currency changes. The volume decline is primarily attributed to continued general market softness.

Cost of goods sold:  The cost of goods sold decrease is primarily attributed to lower raw material prices and the volume decline, partially offset by foreign currency changes.

Other operating expenses:  The other operating expenses increase is primarily attributed to a $57 million loss from divestitures.

Operating Income:  The operating income decrease is primarily attributed to a $15 million unfavorable impact from the volume decline, a $57 million loss from divestitures, a $15 million increase in depreciation and amortization expense and a $10 million unfavorable impact from price cost spread.

Consumer Packaging International
	Quarter	Prior Quarter	$ Change	% Change
Net sales	$968	$1,059	$(91)	(9)%
Operating income	$3	$75	$(72)	(96)%

Net sales:  The net sales decline in the Consumer Packaging International segment is primarily attributed to decreased selling prices of $75 million and a $20 million decline from divestures in the quarter.

Operating income:  The operating income decrease is primarily attributed to a $57 million loss from divestitures, an increase in depreciation and amortization expense.

Consumer Packaging North America
	Quarter	Prior Quarter	$ Change	% Change
Net sales	$751	$774	$(23)	(3)%
Operating income	$77	$93	$(16)	(17)%

Net sales:  The net sales decline in the Consumer Packaging North America segment is primarily attributed to a 3% volume decline from continued general market softness and decreased selling prices of $11 million, partially offset by acquisition sales of $12 million.

Operating income:  The operating income decrease is primarily attributed to a $12 million unfavorable impact from price cost spread and an unfavorable impact from the volume decline partially offset by earnings from acquisition.

Health, Hygiene & Specialties
	Quarter	Prior Quarter	$ Change	% Change
Net sales	$646	$677	$(31)	(5)%
Operating income	$33	$34	$(1)	(3)%

Net sales:  The net sales decline in the Health, Hygiene & Specialties segment is primarily attributed to decreased selling prices of $25 million and a 2% volume decline, partially offset by a favorable impact from foreign currency changes.

Operating income:  The operating income decrease is primarily attributed to a slightly unfavorable impact from price cost spread.

Flexibles
	Quarter	Prior Quarter	$ Change	% Change
Net sales	$711	$778	$(67)	(9)%
Operating income	$95	$99	$(4)	(4)%

Net sales:  The net sales decline in the Flexibles segment is primarily attributed to decreased selling prices of $41 million and a 4% volume decline in our North American transportation and shrink film markets.

Operating income:  The operating income decrease is primarily attributed to the unfavorable impact from lower volumes and an increase in depreciation and amortization expense, partially offset by a favorable impact from price cost spread.

Changes in Comprehensive Income

The $139 million decline in comprehensive income from the Prior Quarter is primarily attributed to a $130 million unfavorable change in currency translation and a $49 million favorable change in the fair value of derivative instruments, net of tax, partially offset by a $58 million decline in net income.  Currency translation changes are primarily related to non-U.S. subsidiaries with a functional currency other than the U.S. dollar whereby assets and liabilities are translated from the respective functional currency into U.S. dollars using period-end exchange rates.  The change in currency translation in the Quarter was primarily attributed to locations utilizing the Euro and British pound sterling as their functional currency.  As part of the overall risk management, the Company uses derivative instruments to (i) reduce our exposure to changes in interest rates attributed to the Company’s borrowings and (ii) reduce foreign currency exposure to translation of certain foreign operations.  The Company records changes to the fair value of these instruments in Accumulated other comprehensive loss.  The change in fair value of these instruments in fiscal 2024 versus fiscal 2023 is primarily attributed to the change in the forward interest and foreign exchange curves between measurement dates.

Comparison of the Two Quarterly Periods Ended March 30, 2024 (the “YTD”) and the Two Quarterly Periods Ended April 1, 2023 (the “Prior YTD”)

Business integration expenses consist of restructuring and impairment charges, divestiture related costs, and other business optimization costs.  Tables present dollars in millions.

Consolidated Overview
	YTD	Prior YTD	$ Change	% Change
Net sales	$5,929	$6,348	$(419)	(7)%
Cost of goods sold	4,888	5,224	(336)	(6)%
Other operating expenses	676	613	63	10%
Operating income	$365	$511	$(146)	(29)%

Net Sales: The net sales decline is primarily attributed to decreased selling prices of $342 million due to the pass through of lower polymer costs and a 3% volume decline partially offset by a $92 million favorable impact from foreign currency changes. The volume decline is primarily attributed to continued general market softness.

Cost of goods sold: The cost of goods sold decrease is primarily attributed to lower raw material prices and the volume decline, partially offset by foreign currency changes.

Other operating expenses: The other operating expenses increase is primarily attributed to a $57 million loss from divestitures and costs associated with the announced spin-off and merger of our Health, Hygiene & Specialties Global Nonwovens and Films business with Glatfelter.

Operating Income: The operating income decrease is primarily attributed to a $31 million unfavorable impact from the volume decline, a $57 million loss from divestitures, a $28 million increase in depreciation and amortization expense, a $27 million unfavorable impact from price cost spread and a $13 million unfavorable impact from hyperinflation in our Argentinian subsidiary, partially offset by a $14 million favorable impact from foreign currency changes.
Consumer Packaging International
	YTD	Prior YTD	$ Change	% Change
Net sales	$1,885	$1,995	$(110)	(6)%
Operating income	$34	$121	$(87)	(72)%

Net sales:  The net sales decline in the Consumer Packaging International segment is primarily attributed to decreased selling prices of $106 million, a 3% volume decline and a $20 million decline from divestures in the YTD partially offset by a $55 million favorable impact from foreign currency changes.

Operating income:  The operating income decrease is primarily attributed to a $57 million loss from divestitures, an $11 million increase in depreciation and amortization expense, an $11 million unfavorable impact from price cost spread and unfavorable impact from the volume decline, partially offset by an $8 million favorable impact from foreign currency changes.

Consumer Packaging North America
	YTD	Prior YTD	$ Change	% Change
Net sales	$1,451	$1,537	$(86)	(6)%
Operating income	$140	$164	$(24)	(15)%

Net sales:  The net sales decline in the Consumer Packaging North America segment is primarily attributed to decreased selling prices of $57 million and a 3% volume decline from general market softness, partially offset by acquisition sales of $23 million.

Operating income:  The operating income decrease is primarily attributed to a $14 million unfavorable impact from price cost spread, an $11 million unfavorable impact from the volume decline and an increase in depreciation and amortization expense, partially offset by earnings from acquisition.

Health, Hygiene & Specialties
	YTD	Prior YTD	$ Change	% Change
Net sales	$1,248	$1,340	$(92)	(7)%
Operating income	$30	$68	$(38)	(56)%

Net sales:  The net sales decline in the Health, Hygiene & Specialties segment is primarily attributed to decreased selling prices of $89 million and a 2% volume decline from softness in our hygiene and specialty markets, partially offset by a $25 million favorable impact from foreign currency changes.

Operating income:  The operating income decrease is primarily attributed to a $16 million unfavorable impact from price cost spread, a $13 million unfavorable impact from hyperinflation in our Argentinian subsidiary, and a $9 million increase in business optimization expense related to both plant rationalizations and costs associated with the announced spin-off and merger of our Health, Hygiene & Specialties Global Nonwovens and Films business with Glatfelter.

Flexibles
	YTD	Prior YTD	$ Change	% Change
Net sales	$1,345	$1,476	$(131)	(9)%
Operating income	$161	$158	$3	2%

Net sales:  The net sales decline in the Flexibles segment is primarily attributed to decreased selling prices of $90 million and a 4% volume decline, partially offset by a favorable impact from foreign currency changes.

Operating income:  The operating income increase is primarily attributed to a $14 million favorable impact from price cost spread partially offset by a $10 million unfavorable impact from lower volumes.

Changes in Comprehensive Income

The $264 million decline in comprehensive income from the Prior YTD was primarily attributed to a $132 million unfavorable change in currency translation, a $27 million unfavorable change in the fair value of derivative instruments, net of tax, and a $105 million decline in net income.  Currency translation changes are primarily related to non-U.S. subsidiaries with a functional currency other than the U.S. dollar whereby assets and liabilities are translated from the respective functional currency into U.S. dollars using period-end exchange rates.  The change in currency translation in the YTD was primarily attributed to locations utilizing the Euro and British pound sterling as their functional currency.  As part of the overall risk management, the Company uses derivative instruments to (i) reduce our exposure to changes in interest rates attributed to the Company’s borrowings and (ii) reduce foreign currency exposure to translation of certain foreign operations.  The Company records changes to the fair value of these instruments in Accumulated other comprehensive loss.  The change in fair value of these instruments in fiscal 2024 versus fiscal 2023 is primarily attributed to the change in the forward interest and foreign exchange curves between measurement dates.

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

Cash Flows

Net cash from operating activities decreased $168 million from the Prior YTD primarily attributed to higher working capital.

Net cash used in investing activities decreased $187 million from the Prior YTD primarily attributed to the acquisition of Pro-Western in the Prior YTD compared to the proceeds from business divestitures in the YTD.

Net cash used in financing activities decreased $16 million from the Prior YTD primarily attributed to higher repayments of long-term debt in the YTD, partially offset by lower share repurchases.

Dividend Payments

The Company declared and paid a cash dividend of $0.2755 per share during each of the first fiscal quarter ended December 30, 2023, and the second fiscal quarter ended March 30, 2024.

Share Repurchases

YTD fiscal 2024, the Company repurchased approximately 1.5 million shares for $88 million.  Authorized share repurchases of $353 million remain available to the Company.

Free Cash Flow

Our consolidated free cash flow for the YTD and Prior YTD are summarized as follows:

	March 30, 2024	April 1, 2023
Cash flow from operating activities	$—	$168
Additions to property, plant and equipment, net	(333)	(385)
Free cash flow	$(333)	$(217)

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

Liquidity Outlook

At March 30, 2024, our cash balance was $494 million, which was primarily located outside the U.S.  We believe our existing U.S. based cash and cash flow from U.S. operations, together with available borrowings under our senior secured credit facilities, will be adequate to meet our short-term and long-term liquidity needs with the exception of funds needed to cover all long-term debt obligations, which we intend to refinance prior to maturity.  The Company has the ability to repatriate the cash located outside the U.S. to the extent not needed to meet operational and capital needs without significant restrictions.

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

Two Quarterly Periods Ended
March 30, 2024
Net sales	$3,120
Gross profit	625
Earnings from continuing operations	185
Net income	$185

Includes $2 million of income associated with intercompany activity with non-guarantor subsidiaries.

	March 30, 2024	September 30, 2023
Assets
Current assets	$1,411	$1,975
Noncurrent assets	5,805	5,997

Liabilities
Current liabilities	$976	$1,363
Intercompany payable	874	754
Noncurrent liabilities	9,953	10,271

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are exposed to market risk from changes in interest rates primarily through our senior secured credit facilities and accounts receivable supply chain finance factoring programs.  Our senior secured credit facilities are comprised of (i) $2.3 billion term loans and (ii) a $1.0 billion revolving credit facility with no borrowings outstanding.  Borrowings under our senior secured credit facilities bear interest at a rate equal to an applicable margin plus SOFR.  The applicable margin for SOFR rate borrowings under the revolving credit facility ranges from 1.25% to 1.50%, and the margin for the term loans is 1.75% per annum.  As of period end, the SOFR rate of approximately 5.34% was applicable to the term loans.  A change of 0.25% on these floating interest rate exposures would increase our annual interest expense by approximately $1 million.

We seek to minimize interest rate volatility risk through regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments.  These financial instruments are not used for trading or other speculative purposes. (See Note 7.)

Foreign Currency Risk

As a global company, we face foreign currency risk exposure from fluctuating currency exchange rates, primarily the U.S. dollar against the euro, British pound sterling, Brazilian real, Chinese renminbi, Canadian dollar and Mexican peso.  Significant fluctuations in currency rates can have a substantial impact, either positive or negative, on our revenue, cost of sales, and operating expenses.   Currency translation gains and losses are primarily related to non-U.S. subsidiaries with a functional currency other than U.S. dollars whereby assets and liabilities are translated from the respective functional currency into U.S. dollars using period-end exchange rates and impact our Comprehensive income.  A 10% decline in foreign currency exchange rates would have had a $2 million unfavorable impact on our Net income for the two quarterly periods ended March 30, 2024. (See Note 7.)

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Repurchases of Equity Securities

The following table summarizes the Company's repurchases of its common stock during the Quarterly Period ended March 30, 2024.

Fiscal Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Dollar Value of Shares that May Yet be Purchased Under the Program (in millions) (a)
January	63,682	$65.97	63,682	$431
February	672,644	58.27	672,644	391
March	635,800	59.49	635,800	353
Total	1,372,126	$59.19	1,372,126	$353

(a)	All open market purchases during the quarter were made under the 2023 authorization from our board of directors.

Item 5.  Other Information

Rule 10b5-1 Plan Elections

No officers or directors, as defined in Rule 16a-1(f), adopted, modified and/or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as defined in Regulation S-K Item 408, during the second quarter of fiscal 2024.

Item 6.  Exhibits

Exhibit No.	Description of Exhibit
2.1+
RMT Transaction Agreement, dated February 6, 2024, by and among Berry Global Group, Inc., Treasure Holdco, Inc., Glatfelter Corporation, Treasure Merger Sub I, Inc. and Treasure Merger Sub II, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on February 12, 2024).

2.2+
Separation and Distribution Agreement, dated February 6, 2024, by and among Berry Global Group, Inc., Treasure Holdco, Inc. and Glatfelter Corporation (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on February 12, 2024).

3.1*	Amended and Restated Certificate of Incorporation of Berry Global Group, Inc., as amended through February 14, 2024.
3.2	Amended and Restated Bylaws of Berry Global Group, Inc., effective February 14, 2024 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on February 15, 2024).
4.1
Indenture, among Berry Global, Inc., certain guarantors party thereto, U.S. Bank Trust Company, National Association, as Trustee and Collateral Agent, relating to the 5.650% First Priority Senior Secured Notes due 2034, dated January 17, 2024 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 17, 2024).

4.2
Registration Rights Agreement, by and among Berry Global, Inc., Berry Global Group, Inc., each subsidiary of Berry Global, Inc. identified therein, and Citigroup Global Markets Inc., J.P. Morgan Securities LLC and Wells Fargo Securities, LLC, on behalf of themselves and as representatives of the initial purchasers, relating to the 5.650% First Priority Senior Secured Notes due 2034, dated January 17, 2024 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on January 17, 2024).

10.1
Tax Matters Agreement, dated February 6, 2024, by and among Berry Global Group, Inc., Treasure Holdco, Inc. and Glatfelter Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 12, 2024).

10.2
Employee Matters Agreement, dated February 6, 2024, by and among Berry Global Group, Inc., Treasure Holdco, Inc. and Glatfelter Corporation (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 12, 2024).

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
+
Certain schedules (or similar attachments) have been omitted pursuant to Item 601(a)(5) or Item 601(b)(2) of Regulation S-K. The registrant agrees to furnish copies of such schedules (or similar attachments) to the U.S. Securities and Exchange Commission upon request.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Berry Global Group, Inc.

May 9, 2024	By:	/s/ Mark W. Miles
Mark W. Miles
Chief Financial Officer