Form 10-Q
period 2024-06-29
BERRY GLOBAL GROUP, INC.
filed 2024-08-02
CIK 1378992

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2024

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

There were 114.6 million shares of common stock outstanding at August 2, 2024.

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

Berry Global Group, Inc.
Form 10-Q Index
For Quarterly Period Ended June 29, 2024

Index

Part I. Financial Information

Item 1.	Financial Statements
Berry Global Group, Inc.
Consolidated Statements of Income
(Unaudited)
(in millions of dollars, except per share amounts)

	Quarterly Period Ended		Three Quarterly Periods Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net sales	$3,161	$3,229	$9,090	$9,577
Costs and expenses:
Cost of goods sold	2,560	2,649	7,448	7,873
Selling, general and administrative	216	215	664	671
Amortization of intangibles	58	61	177	181
Restructuring and transaction activities	24	37	133	74
Operating income	303	267	668	778
Other expense (income)	(5)	11	8	13
Interest expense	77	78	225	228
Income before income taxes	231	178	435	537
Income tax expense	38	35	67	114
Net income	$193	$143	$368	$423

Net income per share:
Basic	$1.69	$1.20	$3.19	$3.50
Diluted	1.65	1.18	3.11	3.47

Consolidated Statements of Comprehensive Income
(Unaudited)
(in millions of dollars)

	Quarterly Period Ended		Three Quarterly Periods Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net income	$193	$143	$368	$423
Other comprehensive income (loss), net of tax:
Currency translation	(63)	23	6	224
Derivative instruments	(6)	31	(65)	(1)
Other comprehensive income (loss)	(69)	54	(59)	223
Comprehensive income	$124	$197	$309	$646

See notes to consolidated financial statements.

Index

Berry Global Group, Inc.
Consolidated Balance Sheets
(in millions of dollars)

	June 29, 2024	September 30, 2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$509	$1,203
Accounts receivable	1,630	1,568
Finished goods	1,047	933
Raw materials and supplies	632	624
Prepaid expenses and other current assets	318	205
Total current assets	4,136	4,533
Noncurrent assets:
Property, plant and equipment	4,558	4,576
Goodwill and intangible assets	6,558	6,684
Right-of-use assets	619	625
Other assets	117	169
Total assets	$15,988	$16,587

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,242	$1,528
Accrued employee costs	234	273
Other current liabilities	769	902
Current portion of long-term debt	23	10
Total current liabilities	2,268	2,713
Noncurrent liabilities:
Long-term debt	8,676	8,970
Deferred income taxes	453	573
Employee benefit obligations	186	193
Operating lease liabilities	510	525
Other long-term liabilities	524	397
Total liabilities	12,617	13,371

Stockholders’ equity:
Common stock (114.6 and 115.5 million shares issued, respectively)	1	1
Additional paid-in capital	1,294	1,231
Retained earnings	2,471	2,320
Accumulated other comprehensive loss	(395)	(336)
Total stockholders’ equity	3,371	3,216
Total liabilities and stockholders’ equity	$15,988	$16,587

See notes to consolidated financial statements.

Index

Berry Global Group, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(in millions of dollars)

	Three Quarterly Periods Ended
	June 29, 2024	July 1, 2023
Cash Flows from Operating Activities:
Net income	$368	$423
Adjustments to reconcile net cash from operating activities:
Depreciation	463	425
Amortization of intangibles	177	181
Non-cash interest (income), net	(61)	(45)
Settlement of derivatives	27	36
Deferred income tax	(78)	(94)
Share-based compensation expense	38	36
Loss on divestitures	57	—
Other non-cash operating activities, net	14	18
Changes in working capital	(700)	(473)
Changes in other assets and liabilities	(8)	(17)
Net cash from operating activities	297	490

Cash Flows from Investing Activities:
Additions to property, plant and equipment, net	(473)	(560)
Divestiture of business	47	—
Acquisition of business and other	(68)	(88)
Net cash from investing activities	(494)	(648)

Cash Flows from Financing Activities:
Proceeds from long-term borrowings	3,150	500
Repayments on long-term borrowings	(3,441)	(687)
Proceeds from issuance of common stock	33	26
Repurchase of common stock	(117)	(415)
Dividends paid	(104)	(97)
Other, net	(22)	7
Net cash from financing activities	(501)	(666)
Effect of currency translation on cash	4	47
Net change in cash and cash equivalents	(694)	(777)
Cash and cash equivalents at beginning of period	1,203	1,410
Cash and cash equivalents at end of period	$509	$633

See notes to consolidated financial statements.

Index

Berry Global Group, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
(in millions of dollars)

Quarterly Period Ended	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at March 30, 2024	$1	$1,279	$(326)	$2,340	$3,294
Net income	—	—	—	193	193
Other comprehensive (loss)	—	—	(69)	—	(69)
Share-based compensation	—	8	—	—	8
Proceeds from issuance of common stock	—	8	—	—	8
Common stock repurchased and other	—	(1)	—	(28)	(29)
Dividends paid	—	—	—	(34)	(34)
Balance at June 29, 2024	$1	$1,294	$(395)	$2,471	$3,371

Balance at April 1, 2023	$1	$1,214	$(234)	$2,314	$3,295
Net income	—	—	—	143	143
Other comprehensive income	—	—	54	—	54
Share-based compensation	—	6	—	—	6
Proceeds from issuance of common stock	—	8	—	—	8
Common stock repurchased and other	—	(6)	—	(81)	(87)
Dividends paid	—	—	—	(32)	(32)
Balance at July 1, 2023	$1	$1,222	$(180)	$2,344	$3,387

Three Quarterly Periods Ended	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at September 30, 2023	$1	$1,231	$(336)	$2,320	$3,216
Net income	—	—	—	368	368
Other comprehensive (loss)	—	—	(59)	—	(59)
Share-based compensation	—	38	—	—	38
Proceeds from issuance of common stock	—	29	—	—	29
Common stock repurchased and other	—	(4)	—	(113)	(117)
Dividends paid	—	—	—	(104)	(104)
Balance at June 29, 2024	$1	$1,294	$(395)	$2,471	$3,371

Balance at October 1, 2022	$1	$1,177	$(403)	$2,421	$3,196
Net income	—	—	—	423	423
Other comprehensive income	—	—	223	—	223
Share-based compensation	—	36	—	—	36
Proceeds from issuance of common stock	—	26	—	—	26
Common stock repurchased and other	—	(17)	—	(403)	(420)
Dividends paid	—	—	—	(97)	(97)
Balance at July 1, 2023	$1	$1,222	$(180)	$2,344	$3,387

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

2.  Revenue and Accounts Receivable

Our revenues are primarily derived from the sale of non-woven, flexible and rigid products to customers.  Revenue is recognized when performance obligations are satisfied, in an amount reflecting the consideration to which the Company expects to be entitled.  We consider the promise to transfer products to be our sole performance obligation.  If the consideration agreed to in a contract includes a variable amount, we estimate the amount of consideration we expect to be entitled to in exchange for transferring the promised goods to the customer using the most likely amount method.  Our main source of variable consideration is customer rebates.  There are no material instances where variable consideration is constrained and not recorded at the initial time of sale.  Generally, our revenue is recognized at a point in time for standard promised goods at the time of shipment, when title and risk of loss pass to the customer.  The accrual for customer rebates was $106 million at both June 29, 2024 and September 30, 2023, and is included in Other current liabilities on the Consolidated Balance Sheets.  The Company disaggregates revenue based on reportable business segment, geography, and significant product line.  Refer to Note 10. Segment and Geographic Data for further information.

Accounts receivable are presented net of allowance for credit losses of $19 million at both June 29, 2024 and September 30, 2023.  The Company records its current expected credit losses based on a variety of factors including historical loss experience and current customer financial condition.  The changes to our current expected credit losses, write-off activity, and recoveries were not material for any of the periods presented.

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

3.  Acquisition

In April 2024, the Company acquired F&S Tool Inc. (“F&S”), a leading manufacturer of high output, high efficiency injection molding applications, for a purchase price of $68 million.  The acquired business is operated within the Consumer Packaging North America segment.  To finance the purchase, the Company used existing liquidity.  The acquisition has been accounted for under the purchase method of accounting and accordingly, the purchase price has been allocated to the identifiable assets and liabilities based on preliminary values at the acquisition date.  The Company has recognized $48 million of goodwill on this transaction primarily as a result of expected cost synergies and does not expect goodwill to be deductible for tax purposes.

4.  Divestitures and Spin-off

During fiscal 2024, the Company completed the sale of its Strata and Promens Vehicles businesses, which were operated in the Consumer Packaging International segment for net proceeds of $25 million and $22 million, respectively.  In fiscal 2023, the Strata business recorded net sales of $56 million and Promens Vehicles recorded $111 million.

Index
In February 2024, the Company announced plans for a spin-off and merger of our Health, Hygiene & Specialties Global Nonwovens and Films business (“HHNF”) with Glatfelter Corporation (“GLT”).  Upon the completion of the transaction, shareholders of Berry will own approximately ninety percent of the new combined company in addition to their continuing interest in Berry. The transaction is subject to certain customary closing conditions including, but not limited to, approval by GLT shareholders and, the effective filing of related registration statements.

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

The table below includes the significant components of our restructuring and transaction activities, by reporting segment:

	Quarterly Period Ended		Three Quarterly Periods Ended		Restructuring Plans
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023	Life to date (a)
Consumer Packaging International	$11	$17	$90	$32	83
Consumer Packaging North America	6	6	17	14	40
Health, Hygiene & Specialties	5	12	23	21	30
Flexibles	2	2	3	7	25
Consolidated	$24	$37	$133	$74	178

(a) Excludes $57 million loss on divestitures (See Note 4)

The table below sets forth the activity with respect to the restructuring and transaction activities accrual at June 29, 2024:

	Restructuring
	Employee Severance and Benefits	Facility Exit Costs	Non-cash Impairment Charges	Transaction Activities	Total
Balance as of September 30, 2023	$10	$1	$—	$—	$11
Charges	22	26	8	77	133
Non-cash items	—	—	(8)	(57)	(65)
Cash	(16)	(27)	—	(20)	(63)
Balance as of June 29, 2024	$16	$—	$—	$—	$16

6.  Leases

The Company leases certain manufacturing facilities, warehouses, office space, manufacturing equipment, office equipment, and automobiles.

Supplemental lease information is as follows:

Leases	Classification	June 29, 2024	September 30, 2023
Operating leases:
Operating lease right-of-use assets	Right-of-use assets	$619	$625
Current operating lease liabilities	Other current liabilities	125	116
Noncurrent operating lease liabilities	Operating lease liability	510	525
Finance leases:
Finance lease right-of-use assets	Property, plant, and equipment, net	$32	$32
Current finance lease liability	Current portion of long-term debt	7	9
Noncurrent finance lease liabilities	Long-term debt, less current portion	21	19

Index
7.  Long-Term Debt

Long-term debt consists of the following:

Facility	Maturity Date	June 29, 2024	September 30, 2023
Term loan (a)	July 2026	$440	$3,090
Term loan (a)	July 2029	1,538	—
Revolving line of credit	June 2028	—	—
1.00% First Priority Senior Secured Notes (b)(c)	January 2025	750	741
1.57% First Priority Senior Secured Notes	January 2026	1,525	1,525
4.875% First Priority Senior Secured Notes	July 2026	750	1,250
1.65% First Priority Senior Secured Notes	January 2027	400	400
1.50% First Priority Senior Secured Notes (b)	January 2027	402	397
5.50% First Priority Senior Secured Notes	April 2028	500	500
5.80% First Priority Senior Secured Notes	June 2031	800	—
5.65% First Priority Senior Secured Notes	January 2034	800	—
4.50% Second Priority Senior Secured Notes	February 2026	291	291
5.625% Second Priority Senior Secured Notes	July 2027	500	500
Debt discounts and deferred fees		(36)	(34)
Finance leases and other	Various	39	41
Retired debt		—	279
Total long-term debt		8,699	8,980
Current portion of long-term debt		(23)	(10)
Long-term debt, less current portion		$8,676	$8,970
(a)	Interest rates on term loans are effectively 68% fixed with interest rate swaps (see Note 8).
(b)	Euro denominated
(c)	Indicates debt which has been classified as long-term debt in accordance with the Company’s ability and intention to refinance such obligations on a long-term basis.

During fiscal 2024, the Company extended the maturity date of $1,550 million of its outstanding term loans to July 2029. In addition, the Company issued $800 million aggregate principal amount of 5.65% First Priority Senior Secured Notes due 2034, and another $800 million aggregate principal amount of 5.80% First Priority Senior Secured Notes due 2031.  The proceeds from the 5.65% First Priority Notes were used to prepay the 0.95% First Priority Senior Secured Notes due in February 2024 and a portion of the existing term loan due in July 2026. The proceeds from the 5.80% First Priority Notes were used to repurchase a portion of the 4.875% First Priority Senior Secured Notes due in July 2026 and to prepay a portion of the existing term loan due in July 2026.

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

Cross-Currency Swaps

The Company is party to certain cross-currency swaps to hedge a portion of our foreign currency risk.  During the quarter, the Company repriced and extended all of its existing cross-currency swaps, which now mature June 2026 (€1,625 million and £700 million).  In addition to cross-currency swaps, we hedge a portion of our foreign currency risk by designating foreign currency denominated long-term debt as net investment hedges of certain foreign operations.  As of June 29, 2024, we had outstanding long-term debt of €379 million that was designated as a hedge of our net investment in certain euro-denominated foreign subsidiaries.  When valuing cross-currency swaps the Company utilizes Level 2 inputs (substantially observable).

Interest Rate Swaps

The primary purpose of the Company’s interest rate swap activities is to manage interest expense variability associated with our outstanding variable rate term loan debt.  When valuing interest rate swaps the Company utilizes Level 2 inputs (substantially observable).

Index
During fiscal 2024, the Company received net proceeds of $27 million related to the settlement of existing interest rate swaps.  The offset is included in Accumulated other comprehensive loss and is being amortized to Interest expense through the term of the original swaps.  Following the transactions, the Company entered into a $450 million interest rate swap transaction, a $500 million interest rate swap transaction and extended an existing $400 million agreement all with expirations in June 2029.

As of June 29, 2024, the Company effectively had (i) a $400 million interest rate swap transaction that swaps a one-month variable SOFR contract for a fixed annual rate of 4.008%, with an expiration in June 2029 (ii) a $450 million interest rate swap transaction that swaps a one-month variable SOFR contract for a fixed annual rate of 4.553%, with an expiration in June 2029, and (iii) a $500 million interest rate swap transaction that swaps a one-month variable SOFR contract for a fixed annual rate of 4.648%, with an expiration in June 2029.

The Company records the fair value positions of all derivative financial instruments on a net basis by counterparty for which a master netting arrangement is utilized. Balances on a gross basis are as follows:

Derivative Instruments	Hedge Designation	Balance Sheet Location	June 29, 2024	September 30, 2023
Cross-currency swaps	Designated	Other current liabilities	—	66
Cross-currency swaps	Designated	Other long-term liabilities	165	19
Interest rate swaps	Designated	Other long-term assets	—	36
Interest rate swaps	Designated	Other long-term liabilities	26	—
Interest rate swaps	Not designated	Other long-term assets	5	8
Interest rate swaps	Not designated	Other long-term liabilities	75	104

The effect of the Company’s derivative instruments on the Consolidated Statements of Income is as follows:

		Quarterly Period Ended		Three Quarterly Periods Ended
Derivative Instruments	Statements of Income Location	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Cross-currency swaps	Interest expense	$(8)	$(10)	$(28)	$(31)
Interest rate swaps	Interest expense	(20)	(21)	(62)	(38)

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

Included in the following table are the major categories of assets measured at fair value on a non-recurring basis as of June 29, 2024 and September 30, 2023, along with the impairment loss recognized on the fair value measurement during the period:

	As of June 29, 2024
	Level 1	Level 2	Level 3	Total	Impairment
Indefinite-lived trademarks	$—	$—	$248	$248	$—
Goodwill	—	—	5,019	5,019	—
Definite lived intangible assets	—	—	1,291	1,291	—
Property, plant, and equipment	—	—	4,558	4,558	8
Total	$—	$—	$11,116	$11,116	$8

	As of September 30, 2023
	Level 1	Level 2	Level 3	Total	Impairment
Indefinite-lived trademarks	$—	$—	$248	$248	$—
Goodwill	—	—	4,981	4,981	—
Definite lived intangible assets	—	—	1,455	1,455	—
Property, plant, and equipment	—	—	4,576	4,576	8
Total	$—	$—	$11,260	$11,260	$8

Index
The Company’s financial instruments consist primarily of cash and cash equivalents, long-term debt, interest rate and cross-currency swap agreements, and finance lease obligations.  The book value of our marketable long-term indebtedness exceeded fair value by $215 million as of June 29, 2024.  The Company’s long-term debt fair values were determined using Level 2 inputs (substantially observable).

9.  Income Taxes

On a year-to-date comparison to the statutory rate, the lower effective tax rate was positively impacted by foreign rate differential and other discrete items.

10.  Segment and Geographic Data

The Company’s operations are organized into four reporting segments: Consumer Packaging International, Consumer Packaging North America, Health, Hygiene & Specialties, and Flexibles.  The structure is designed to align us with our customers, provide improved service, drive future growth, and to facilitate synergies realization.

Selected information by reportable segment is presented in the following tables:

	Quarterly Period Ended		Three Quarterly Periods Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net sales:
Consumer Packaging International	$959	$1,036	$2,844	$3,031
Consumer Packaging North America	831	798	2,281	2,335
Health, Hygiene & Specialties	647	657	1,896	1,997
Flexibles	724	738	2,069	2,214
Total net sales	$3,161	$3,229	$9,090	$9,577
Operating income:
Consumer Packaging International	$79	$68	$113	$190
Consumer Packaging North America	103	89	243	253
Health, Hygiene & Specialties	34	22	64	89
Flexibles	87	88	248	246
Total operating income	$303	$267	$668	$778
Depreciation and amortization:
Consumer Packaging International	$79	$79	$240	$230
Consumer Packaging North America	57	54	170	159
Health, Hygiene & Specialties	45	45	137	133
Flexibles	32	29	93	84
Total depreciation and amortization	$213	$207	$640	$606

Selected information by geographical region is presented in the following tables:

	Quarterly Period Ended		Three Quarterly Periods Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net sales:
United States and Canada	$1,763	$1,748	$4,996	$5,195
Europe	1,103	1,184	3,239	3,470
Rest of world	295	297	855	912
Total net sales	$3,161	$3,229	$9,090	$9,577

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

Diluted EPS includes the effects of options and restricted stock units, if dilutive.

The following tables provide a reconciliation of the numerator and denominator of the basic and diluted EPS calculations:

	Quarterly Period Ended		Three Quarterly Periods Ended
(in millions, except per share amounts)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Numerator
Consolidated net income	$193	$143	$368	$423
Denominator
Weighted average common shares outstanding - basic	114.5	118.7	115.2	121.0
Dilutive shares	2.2	2.4	3.0	0.9
Weighted average common and common equivalent shares outstanding - diluted	116.7	121.1	118.2	121.9

Per common share earnings
Basic	$1.69	$1.20	$3.19	$3.50
Diluted	$1.65	$1.18	$3.11	$3.47

2.2 million and 2.3 million shares were excluded from the diluted EPS calculation for the quarterly and three quarterly periods ended June 29, 2024 as their effect would be anti-dilutive.  1.2 million and 1.5 million shares were excluded for the quarterly and three quarterly periods ended July 1, 2023.

Index

13.  Accumulated Other Comprehensive Loss

The components and activity of Accumulated other comprehensive loss are as follows:

Quarterly Period Ended	Currency Translation	Defined Benefit Pension and Retiree Health Benefit Plans	Derivative Instruments	Accumulated Other Comprehensive Loss
Balance at March 30, 2024	$(271)	$(84)	$29	$(326)
Other comprehensive income (loss) before reclassifications	(63)	—	6	(57)
Net amount reclassified	—	—	(12)	(12)
Balance at June 29, 2024	$(334)	$(84)	$23	$(395)

	Currency Translation	Defined Benefit Pension and Retiree Health Benefit Plans	Derivative Instruments	Accumulated Other Comprehensive Loss
Balance at April 1, 2023	$(254)	$(32)	$52	$(234)
Other comprehensive income (loss) before reclassifications	23	—	40	63
Net amount reclassified	—	—	(9)	(9)
Balance at July 1, 2023	$(231)	$(32)	$83	$(180)

Three Quarterly Periods Ended	Currency Translation	Defined Benefit Pension and Retiree Health Benefit Plans	Derivative Instruments	Accumulated Other Comprehensive Loss
Balance at September 30, 2023	$(340)	$(84)	$88	$(336)
Other comprehensive income (loss) before reclassifications	6	—	(32)	(26)
Net amount reclassified	—	—	(33)	(33)
Balance at June 29, 2024	$(334)	$(84)	$23	$(395)

	Currency Translation	Defined Benefit Pension and Retiree Health Benefit Plans	Derivative Instruments	Accumulated Other Comprehensive Loss
Balance at October 1, 2022	$(455)	$(32)	$84	$(403)
Other comprehensive income (loss) before reclassifications	224	—	24	248
Net amount reclassified	—	—	(25)	(25)
Balance at July 1, 2023	$(231)	$(32)	$83	$(180)

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

Outlook.  The Company is affected by general economic and industrial growth, raw material availability, cost inflation, supply chain disruptions, and general industrial production.  Our business has both geographic and end market diversity, which reduces the effect of any one of these factors on our overall performance.  Our results are affected by our ability to pass through raw material and other cost changes to our customers, improve manufacturing productivity, and adapt to volume changes of our customers. Despite global macro-economic challenges in the short-term attributed to continued rising inflation and general market softness, we continue to believe our underlying long-term fundamentals in all divisions remain strong. For fiscal 2024, we project cash flow from operations of $1.4 billion and free cash flow of $800 million.  Projected fiscal 2024 free cash flow assumes $600 million of capital spending.  For the calculation of free cash flow and further information related to free cash flow as a non-GAAP financial measure, see “Liquidity and Capital Resources.”

Results of Operations

Comparison of the Quarterly Period Ended June 29, 2024 (the “Quarter”) and the Quarterly Period Ended July 1, 2023 (the “Prior Quarter”)

Business integration expenses consist of restructuring and impairment charges, acquisition and divestiture related costs, and other business optimization costs.  Tables present dollars in millions.

Consolidated Overview
	Quarter	Prior Quarter	$ Change	% Change
Net sales	$3,161	$3,229	$(68)	(2)%
Cost of goods sold	2,560	2,649	(89)	(3)%
Other operating expenses	298	313	(15)	(5)%
Operating income	$303	$267	$36	13%

Net Sales:  The net sales decline is primarily attributed to decreased selling prices of $94 million due to the pass through of lower polymer costs, partially offset by 2% organic volume growth.

Cost of goods sold:  The cost of goods sold decrease is primarily attributed to lower raw material prices, partially offset by increased costs associated with increased volumes.

Other operating expenses:  The other operating expenses decrease is primarily attributed to higher business integration costs in the Prior Quarter from the 2023 cost savings initiative.

Operating Income:  The operating income increase is primarily attributed to a $10 million favorable impact from volume increases, a $10 million favorable impact from price cost spread and a $13 million decline in business integration expenses.

Index

Consumer Packaging International
	Quarter	Prior Quarter	$ Change	% Change
Net sales	$959	$1,036	$(77)	(7)%
Operating income	$79	$68	$11	16%

Net sales:  The net sales decline in the Consumer Packaging International segment is primarily attributed to decreased selling prices of $61 million from lower raw material costs and a $20 million decline from divestures, partially offset by 1% organic volume growth.

Operating income:  The operating income increase is primarily attributed to $3 million impact from price cost spread and a $6 million decline in business integration expenses.

Consumer Packaging North America
	Quarter	Prior Quarter	$ Change	% Change
Net sales	$831	$798	$33	4%
Operating income	$103	$89	$14	16%

Net sales:  The net sales increase in the Consumer Packaging North America segment is primarily attributed to 2% organic volume growth and higher selling prices of $12 million as a result of improved product mix.

Operating income:  The operating income increase is primarily attributed to a $7 million favorable impact from price cost spread and a favorable impact from organic volume growth.

Health, Hygiene & Specialties
	Quarter	Prior Quarter	$ Change	% Change
Net sales	$647	$657	$(10)	(2)%
Operating income	$34	$22	$12	55%

Net sales:  The net sales decline in the Health, Hygiene & Specialties segment is primarily attributed to decreased selling prices of $17 million, partially offset by 2% organic volume growth.

Operating income:  The operating income increase is primarily attributed to a $7 million decline in business integration expenses and a favorable impact from organic volume growth.

Flexibles
	Quarter	Prior Quarter	$ Change	% Change
Net sales	$724	$738	$(14)	(2)%
Operating income	$87	$88	$(1)	(1)%

Net sales:  The net sales decline in the Flexibles segment is primarily attributed to decreased selling prices of $28 million, partially offset by 2% organic volume growth.

Operating income:  The operating income decrease is primarily attributed a $3 million increase in depreciation and amortization, partially offset by the favorable impact from organic volume growth.

Changes in Comprehensive Income

The $73 million decline in comprehensive income from the Prior Quarter is primarily attributed to a $86 million unfavorable change in currency translation and a $37 million unfavorable change in the fair value of derivative instruments, net of tax, partially offset by a $50 million improvement in net income.  Currency translation changes are primarily related to non-U.S. subsidiaries with a functional currency other than the U.S. dollar whereby assets and liabilities are translated from the respective functional currency into U.S. dollars using period-end exchange rates.  The change in currency translation in the Quarter was primarily attributed to locations utilizing the Euro and British pound sterling as their functional currency.  As part of the overall risk management, the Company uses derivative instruments to (i) reduce our exposure to changes in interest rates attributed to the Company’s borrowings and (ii) reduce foreign currency exposure to translation of certain foreign operations.  The Company records changes to the fair value of these instruments in Accumulated other comprehensive loss.  The change in fair value of these instruments in fiscal 2024 versus fiscal 2023 is primarily attributed to the change in the forward interest and foreign exchange curves between measurement dates.

Index

Comparison of the Three Quarterly Periods Ended June 29, 2024 (the “YTD”) and the Three Quarterly Periods Ended July 1, 2023 (the “Prior YTD”)

Business integration expenses consist of restructuring and impairment charges, acquisition and divestiture related costs, and other business optimization costs.  Tables present dollars in millions.

Consolidated Overview
	YTD	Prior YTD	$ Change	% Change
Net sales	$9,090	$9,577	$(487)	(5)%
Cost of goods sold	7,448	7,873	(425)	(5)%
Other operating expenses	974	926	48	5%
Operating income	$668	$778	$(110)	(14)%

Net Sales: The net sales decline is primarily attributed to decreased selling prices of $436 million due to the pass through of lower polymer costs and a 1% volume decline partially offset by a $79 million favorable impact from foreign currency changes.

Cost of goods sold: The cost of goods sold decrease is primarily attributed to lower raw material prices and the volume decline, partially offset by foreign currency changes.

Other operating expenses: The other operating expenses increase is primarily attributed to a $57 million loss from divestitures and costs associated with the announced spin-off and merger of our HHNF business with GLT.

Operating Income: The operating income decrease is primarily attributed to a $21 million unfavorable impact from the volume decline, a $57 million loss from divestitures, a $34 million increase in depreciation and amortization expense, a $17 million unfavorable impact from price cost spread and a $12 million unfavorable impact from hyperinflation in our Argentinian subsidiary, partially offset by a $13 million favorable impact from foreign currency changes.
Consumer Packaging International
	YTD	Prior YTD	$ Change	% Change
Net sales	$2,844	$3,031	$(187)	(6)%
Operating income	$113	$190	$(77)	(41)%

Net sales:  The net sales decline in the Consumer Packaging International segment is primarily attributed to decreased selling prices of $167 million, a 1% volume decline and a $40 million decline from divestures in the YTD partially offset by a $49 million favorable impact from foreign currency changes.

Operating income:  The operating income decrease is primarily attributed to a $9 million decline from divestitures in the YTD, including a $57 million loss from those divestitures, a $10 million increase in depreciation and amortization expense, and an $8 million unfavorable impact from price cost spread, partially offset by a $7 million favorable impact from foreign currency changes.

Consumer Packaging North America
	YTD	Prior YTD	$ Change	% Change
Net sales	$2,281	$2,335	$(54)	(2)%
Operating income	$243	$253	$(10)	(4)%

Net sales:  The net sales decline in the Consumer Packaging North America segment is primarily attributed to decreased selling prices of $45 million and a 2% volume decline due to general market softness, partially offset by acquisition sales of $28 million.

Operating income:  The operating income decrease is primarily attributed to an $8 million unfavorable impact from the volume decline and a $10 million increase in depreciation and amortization expense, partially offset by earnings from the acquisition of F&S Tool.

Index

Health, Hygiene & Specialties
	YTD	Prior YTD	$ Change	% Change
Net sales	$1,896	$1,997	$(101)	(5)%
Operating income	$64	$89	$(25)	(28)%

Net sales:  The net sales decline in the Health, Hygiene & Specialties segment is primarily attributed to decreased selling prices of $106 million and a 1% volume decline, partially offset by a $19 million favorable impact from foreign currency changes.

Operating income:  The operating income decrease is primarily attributed to a $16 million unfavorable impact from price cost spread and a $12 million unfavorable impact from hyperinflation in our Argentinian subsidiary.

Flexibles
	YTD	Prior YTD	$ Change	% Change
Net sales	$2,069	$2,214	$(145)	(7)%
Operating income	$248	$246	$2	1%

Net sales:  The net sales decline in the Flexibles segment is primarily attributed to decreased selling prices of $118 million and a 2% volume decline, partially offset by an $11 million favorable impact from foreign currency changes.

Operating income:  The operating income increase is primarily attributed to a $13 million favorable impact from price cost spread partially offset by a $9 million increase in depreciation and amortization expense.

Changes in Comprehensive Income

The $337 million decline in comprehensive income from the Prior YTD was primarily attributed to a $218 million unfavorable change in currency translation, a $64 million unfavorable change in the fair value of derivative instruments, net of tax, and a $55 million decline in net income.  Currency translation changes are primarily related to non-U.S. subsidiaries with a functional currency other than the U.S. dollar whereby assets and liabilities are translated from the respective functional currency into U.S. dollars using period-end exchange rates.  The change in currency translation in the YTD was primarily attributed to locations utilizing the Euro and British pound sterling as their functional currency.  As part of the overall risk management, the Company uses derivative instruments to (i) reduce our exposure to changes in interest rates attributed to the Company’s borrowings and (ii) reduce foreign currency exposure to translation of certain foreign operations.  The Company records changes to the fair value of these instruments in Accumulated other comprehensive loss.  The change in fair value of these instruments in fiscal 2024 versus fiscal 2023 is primarily attributed to the change in the forward interest and foreign exchange curves between measurement dates.

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

Cash Flows

Net cash from operating activities decreased $193 million from the Prior YTD primarily attributed to higher working capital partially offset by a decline in net income prior to non-cash activities.

Net cash from investing activities decreased $154 million from the Prior YTD primarily attributed to the proceeds from business divestitures in the YTD and a decrease in capital spend.

Net cash from financing activities decreased $165 million from the Prior YTD primarily attributed to lower share repurchases partially offset by higher repayments of long-term debt in the YTD.

Index

Dividend Payments

The Company declared and paid a cash dividend of $0.275 per share during each of the first three quarters of fiscal 2024.

Share Repurchases

YTD fiscal 2024, the Company repurchased approximately 2.0 million shares for $117 million.  Authorized share repurchases of $324 million remain available to the Company.

Free Cash Flow

Our consolidated free cash flow for the YTD and Prior YTD are summarized as follows:

	June 29, 2024	July 1, 2023
Cash flow from operating activities	$297	$490
Additions to property, plant and equipment, net	(473)	(560)
Free cash flow	$(176)	$(70)

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

Liquidity Outlook

At June 29, 2024, our cash balance was $509 million, which was primarily located outside the U.S.  We believe our existing U.S. based cash and cash flow from U.S. operations, together with available borrowings under our senior secured credit facilities, will be adequate to meet our short-term and long-term liquidity needs with the exception of funds needed to cover all long-term debt obligations, which we intend to refinance prior to maturity.  The Company has the ability to repatriate the cash located outside the U.S. to the extent not needed to meet operational and capital needs without significant restrictions.

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

Index

Presented below is summarized financial information for the Parent, Issuer and guarantor subsidiaries on a combined basis, after intercompany transactions have been eliminated.

Three Quarterly Periods Ended
June 29, 2024
Net sales	$4,815
Gross profit	981
Earnings from continuing operations	359
Net income	$359

Includes $6 million of income associated with intercompany activity with non-guarantor subsidiaries.

	June 29, 2024	September 30, 2023
Assets
Current assets	$1,485	$1,975
Noncurrent assets	5,903	5,997

Liabilities
Current liabilities	$1,010	$1,363
Intercompany payable	799	754
Noncurrent liabilities	9,970	10,271

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are exposed to market risk from changes in interest rates primarily through our senior secured credit facilities and accounts receivable supply chain finance factoring programs.  Our senior secured credit facilities are comprised of (i) $2.0 billion term loans and (ii) a $1.0 billion revolving credit facility with no borrowings outstanding.  Borrowings under our senior secured credit facilities bear interest at a rate equal to an applicable margin plus SOFR.  The applicable margin for SOFR rate borrowings under the revolving credit facility ranges from 1.25% to 1.50%, and the margin for the term loans is 1.75% per annum.  As of period end, the SOFR rate of approximately 5.33% was applicable to the term loans.  A change of 0.25% on these floating interest rate exposures would increase our annual interest expense by approximately $3 million.

We seek to minimize interest rate volatility risk through regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments.  These financial instruments are not used for trading or other speculative purposes. (See Note 8.)

Foreign Currency Risk

As a global company, we face foreign currency risk exposure from fluctuating currency exchange rates, primarily the U.S. dollar against the euro, British pound sterling, Brazilian real, Chinese renminbi, Canadian dollar and Mexican peso.  Significant fluctuations in currency rates can have a substantial impact, either positive or negative, on our revenue, cost of sales, and operating expenses.   Currency translation gains and losses are primarily related to non-U.S. subsidiaries with a functional currency other than U.S. dollars whereby assets and liabilities are translated from the respective functional currency into U.S. dollars using period-end exchange rates and impact our Comprehensive income.  A 10% decline in foreign currency exchange rates would have had a $9 million unfavorable impact on our Net income for the three quarterly periods ended June 29, 2024. (See Note 8.)

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

Index

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Repurchases of Equity Securities

The following table summarizes the Company's repurchases of its common stock during the Quarterly Period ended June 29, 2024.

Fiscal Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Dollar Value of Shares that May Yet be Purchased Under the Program (in millions) (a)
April	390,402	$58.87	390,402	$331
May	22,500	58.40	22,500	329
June	80,148	58.99	80,148	324
Total	493,050	$58.87	493,050	$324

(a)	All open market purchases during the quarter were made under the 2023 authorization from our board of directors.

Item 5.  Other Information

Rule 10b5-1 Plan Elections

During the third quarter of fiscal 2024, none of our directors or officers informed us of the adoption or termination of a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as those terms are defined in Regulation S-K, Item 408, except as follows;

On May 28, 2024, Director Evan Bayh adopted a new 10b5-1 trading arrangement providing for the sale from time to time of up to 14,000 shares of the Company's common stock issuable upon exercise of vested options between August 28, 2024 and November 28, 2024. The trading arrangement is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.

Index

Item 6.  Exhibits

Exhibit No.	Description of Exhibit
4.1
Indenture, dated May 28, 2024, among Berry Global, Inc., certain guarantors party thereto, U.S. Bank Trust Company, National Association, as Trustee and Collateral Agent, relating to the 5.800% First Priority Senior Secured Notes due 2031 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 28, 2024).

4.2
Registration Rights Agreement, dated May 28, 2024, by and among Berry Global, Inc., Berry Global Group, Inc., each subsidiary of Berry Global, Inc. identified therein, and Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC and Wells Fargo Securities, LLC, on behalf of themselves and as representatives of the initial purchasers, relating to the 5.800% First Priority Senior Secured Notes due 2031 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on May 28, 2024).

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

Berry Global Group, Inc.

August 2, 2024	By:	/s/ Mark W. Miles
Mark W. Miles
Chief Financial Officer