Form 10-K
period 2024-09-28
BERRY GLOBAL GROUP, INC.
filed 2024-11-26
CIK 1378992

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 28, 2024

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

The aggregate market value of the common stock of the registrant held by non-affiliates was approximately $6.9 billion as of March 29, 2024, the last business day of the registrant’s most recently completed second fiscal quarter. The aggregate market value was computed using the closing sale price as reported on the New York Stock Exchange. As of November 26, 2024, there were 115.2 million shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Berry Global Group, Inc.’s Proxy Statement for its 2025 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

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

FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 28, 2024

Item 1.  BUSINESS
(In millions of dollars, except as otherwise noted)

General

At Berry Global Group, Inc. (“Berry,” “we,” or the “Company”), we create innovative packaging solutions that we believe make life better for people and the planet. We do this every day by leveraging our unmatched global capabilities, sustainability leadership, and deep innovation expertise to serve customers of all sizes around the world. Harnessing the strength in our diversity and industry-leading talent of over 34,000 global employees across more than 200 locations, we partner with customers to develop, design, and manufacture innovative products with an eye toward the circular economy. The challenges we solve and the innovations we pioneer benefit our customers at every stage of their journey. We sell our products predominantly into stable, consumer-oriented end markets, such as healthcare, personal care, and food and beverage.  Our customers consist of a diverse mix of global, national, regional and local specialty businesses.  For the fiscal year ended September 28, 2024 (“fiscal 2024”), no single customer represented more than 5% of net sales and our top ten customers represented 14% of net sales.  We believe our manufacturing processes, manufacturing footprint and our ability to leverage our scale to reduce costs, positions us as a low-cost manufacturer relative to our competitors.

Additional financial information about our segments is provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the “Notes to Consolidated Financial Statements” sections of this report.

Segment Overview

The Company’s operations are organized into four reporting segments: Consumer Packaging International, Consumer Packaging North America, Flexibles, and Health, Hygiene & Specialties.  The structure is designed to align us with our customers, provide optimal service, drive future growth, and to facilitate synergy realization.

Consumer Packaging International
The Consumer Packaging International segment is a manufacturer of rigid products that primarily services non-North American markets.  Product groups within the segment include Closures and Dispensing Systems, Pharmaceutical Devices and Packaging, Bottles and Canisters, Containers, and Technical Components.  In fiscal 2024, Consumer Packaging International accounted for 32% of our consolidated net sales.

Consumer Packaging North America
The Consumer Packaging North America segment is a manufacturer of rigid products that primarily services North American markets.  Product groups within the segment include Containers and Pails, Foodservice, Closures, Bottles and Prescription Vials, and Tubes.  In fiscal 2024, Consumer Packaging North America accounted for 24% of our consolidated net sales.

Flexibles
The Flexibles segment is a manufacturer of flexible products that services primarily North American and European markets.  Product groups within the segment include Stretch and Shrink Films, Converter Films, Institutional Can Liners, Food and Consumer Films, Retail Bags, and Agriculture Films.  In fiscal 2024, Flexibles accounted for 23% of our consolidated net sales.

Health, Hygiene & Specialties
The Health, Hygiene & Specialties segment is a manufacturer of non-woven and related products that services global markets.  Product groups within the segment include Healthcare, Hygiene, Specialties, and Tapes. In fiscal 2024, Health, Hygiene & Specialties accounted for 21% of our consolidated net sales.

In February 2024, the Company announced plans for a spin-off and merger of our Health, Hygiene and Specialties Nonwovens and Films business with Glatfelter Corporation. The spin-off occurred on November 4, 2024 and the historical business will be presented as a Discontinued Operation in future filings.

Marketing, Sales, and Competition

We reach our large and diversified customer base through a direct sales force of dedicated professionals and the strategic use of distributors.  Our scale enables us to dedicate certain sales and marketing efforts to particular products or customers, when applicable, which enables us to develop expertise that we believe is valued by our customers.

The major markets in which the Company sells its products are highly competitive.  Areas of competition include service, innovation, quality, and price.  This competition is significant as to both the size and the number of competing firms.  Competitors include but are not limited to Amcor, Silgan, Aptar, 3M, and Sigma.

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

Sustainability is comprehensively embedded across our business, from how we run our manufacturing operations more efficiently to the investments we are making in sustainable packaging.  We believe responsible packaging is the answer to achieving less waste and that responsible packaging requires four things - innovative design, continued development of renewable and advanced raw materials, waste management infrastructure, and consumer participation. Berry is committed to responsible packaging and has (1) targeted 100% reusable, recyclable, or compostable packaging by 2025, (2) significantly increased our use of circular materials in order to meet our targeted 30% circular content by 2030, and (3) worked to drive greater recycling rates around the world.  With our global scale, deep industry experience, and strong capabilities, we are uniquely positioned to assist our customer in the design and development of more sustainable packaging.

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

Human Capital and Employees

Overview
Berry’s mission of ‘Always Advancing to Protect What’s Important’ has never been more critical as we are proud to work alongside our customers to supply products that are essential to everyday life.  We continue to prioritize the health and well-being of the communities we serve as well as our employees and their families. We employ approximately 42,000 employees, and approximately 19% of those employees are covered by collective bargaining agreements. The majority of these agreements are due for renegotiation annually.

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

Weather related events could adversely impact our business and those of our customers, suppliers, and partners.  Such events may have a physical impact on our facilities, inventory, suppliers, and equipment and any unplanned downtime at any of our facilities could result in unabsorbed costs that could negatively impact our results of operations for the period in which it experienced the downtime.  Longer-term changes in climate patterns could alter future customer demand, impact supply chains and increase operating costs.  However, any such changes are uncertain and we cannot predict the net impact from such events.

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

We have a significant amount of indebtedness, which requires significant interest payments.  The amount of interest charges could increase materially due to rising interest rates as indebtedness is refinanced, interest rate swaps expire, or accounts receivable factoring grows.  Our inability to generate sufficient cash flow to satisfy our debt obligations, or to refinance our obligations on commercially reasonable terms, would have a material adverse effect on our business, financial condition and results of operations.  Additionally, servicing the interest obligations of our existing indebtedness could limit our ability to respond to business opportunities, including growing our business through acquisitions or increased levels of capital expenditures.

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

Item 1B.  UNRESOLVED STAFF COMMENTS

None.

Item 1C.  CYBERSECURITY

Governance

While our Board of Directors has responsibility for the oversight of risk management on an enterprise-wide basis, it has delegated certain risk oversight responsibilities to its committees. The Audit & Finance Committee of our Board of Directors is tasked with, among other things, providing oversight of cybersecurity risk.

The Audit & Finance Committee receives quarterly briefings regarding the Company’s cybersecurity matters from our Chief Information Security Officer, who has primary management oversight of cybersecurity matters and reports to our Chief Information Officer. The topics reported by the Chief Information Security Officer include updates on the Company’s cybersecurity threats, the status of projects to strengthen our information security systems, assessments of the cybersecurity program, and the emerging threat landscape, as well as the results of any third-party and internal assessments conducted. The full Board of Directors receives briefings on an as-needed basis from the Audit & Finance Committee or management, as applicable.

The Global IT Team is led by the Chief Information Officer, who has served in various roles in information technology and information security for over 30 years and has significant experience across information security, infrastructure, operations and compliance. Our Chief Information Security Officer reports to the Company’s Chief Information Officer and has served in various roles in information technology and information security for over 30 years. He leads a team that focuses on the Company’s cybersecurity, including primary responsibility for leading enterprise-wide information security strategy, processes, as well as assessing, identifying, and managing cybersecurity risks, which is an integrated aspect of our overall enterprise risk management program.

Members of our Global IT Leadership Team and appropriate members of Senior Management, supervise efforts to identify, assess, manage and mitigate cybersecurity risks and incidents through various means, including briefings from internal personnel and other information obtained from governmental, public, or private sources, including external consultants engaged by us.

Risk Management and Strategy

Risk Assessment

We recognize that global cybersecurity threats and targeted attacks are an evolving risk to our data, infrastructure, and overall operations and are committed to addressing cybersecurity risks through a comprehensive, cross-functional approach that reduces security risks, helps ensure business and stakeholder information is handled securely, and effectively responds to cybersecurity incidents when they occur.

We have also established and maintain a comprehensive Global Incident Response Plan designed to enable compliance with reporting standards and provide robust response to global cybersecurity events. Incidents are reviewed by the Global IMS Leadership Team and appropriate members of Senior Management.

Cybersecurity Assessments

We conduct targeted security assessments and penetration tests throughout the year by internal teams as well as through engagements with third party service providers, including information security maturity assessments, audits and independent reviews of our information security control environment and operating effectiveness.

Effects and Impacts of Cybersecurity Risks

As of the date of this report, we have not identified any risks from known cybersecurity threats, including any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition. For a discussion on the Company’s cybersecurity related risks, see the risk factors titled “We depend on information technology systems and infrastructure to operate our business, and increased cybersecurity threats, system inadequacies, and failures could disrupt our operations, compromise customer, employee, vendor and other data which could negatively affect our business" and other risk factors contained in Part 1, Item 1A of this Annual Report on Form 10-K.

Item 2.  PROPERTIES

Our primary manufacturing facilities by geographic area are as follows:

Geographic Region	Total Facilities	Leased Facilities
US and Canada	82	16
Europe	94	21
Rest of world	24	10

Item 3.  LEGAL PROCEEDINGS

For information see Note 5. Commitments, Leases and Contingencies

Item 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock “BERY” is listed on the New York Stock Exchange. As of the date of this filing there were fewer than 550 active record holders of the common stock, but we estimate the number of beneficial stockholders to be much higher as a number of our shares are held by brokers or dealers for their customers in street name. During fiscal 2024 the Company declared and paid cash dividends of $0.275 per share for each quarter, and during fiscal 2023 the Company declared and paid cash dividends of $0.25 per share for each quarter.

Issuer Purchases of Equity Securities

The following table summarizes the Company's repurchases of its common stock during the Quarterly Period ended September 28, 2024.

Fiscal Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Dollar Value of Shares that May Yet be Purchased Under the Program (in millions) (a)
July	53,794	$58.51	53,794	$321
August	—	—	—	321
September	—	—	—	321
Total	53,794	$58.51	53,794	$321

(a)
All open market purchases during the quarter were made under the fiscal 2023 authorization from our board of directors to purchase up to $1 billion of shares of common stock. See Note 9. Stockholders' Equity.

Item 6.  RESERVED

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Outlook

The Company is affected by general economic and industrial growth, raw material availability, cost inflation, supply chain disruptions, and general consumption levels.  Our business has both geographic and end market diversity, which reduces the effect of any one of these factors on our overall performance.  Our results are affected by our ability to pass through raw material and other cost changes to our customers, improve manufacturing productivity and adapt to volume changes of our customers.  Despite global macro-economic challenges in the short-term attributed to continued rising inflation and general market softness, we continue to believe our underlying long-term fundamentals in all divisions remain strong.  For fiscal 2025, we project cash flow from operations between $1.125 to $1.225 billion and free cash flow between $600 to $700 million.  Projected fiscal 2025 free cash flow assumes $525 million of capital spending.  For the definition of free cash flow and further information related to free cash flow as a non-GAAP financial measure, see “Liquidity and Capital Resources.”

Discussion of Results of Operations for Fiscal 2024 Compared to Fiscal 2023

The Company's U.S. based results for fiscal 2024 and fiscal 2023 are based on fifty-two week periods.  Business integration expenses consist of restructuring and impairment charges, divestiture related costs, and other business optimization costs.  Tables present dollars in millions. A discussion and analysis regarding our results of operations for fiscal year 2023 compared to fiscal year 2022 can be found on Form 10-K, filed with the SEC in November 2023.

Consolidated Overview	Fiscal Year
	2024	2023	$ Change	% Change
Net sales	$12,258	$12,664	$(406)	(3)%
Cost of goods sold	10,005	10,354	(349)	(3)%
Other operating expenses	1,316	1,231	85	7%
Operating income	$937	$1,079	$(142)	(13)%

Net sales:  The net sales decline is primarily attributed to decreased selling prices of $375 million due to the pass-through of lower resin costs, a 1% volume decline, and fiscal 2024 divestiture sales of $77 million. The declines are partially offset by an $82 million favorable impact from foreign currency changes and acquisition sales of $42 million.

Cost of goods sold:  The cost of goods sold decrease is primarily attributed to raw material price declines, and the fiscal 2024 divestitures. The declines are partially offset by cost of goods sold from acquired entities, an increase in depreciation expense, and an unfavorable impact from foreign currency changes.

Other operating expenses:  The other operating expenses increase is primarily attributed to a $57 million loss from divestitures and costs associated with the announced spin-off and merger of our HHNF business with GLT.

Operating Income:  The operating income decrease is primarily attributed to a $20 million unfavorable impact from price cost spread, a $14 million unfavorable impact from volume declines, an $88 million unfavorable impact from increased business consolidation costs, and a $39 million increase in depreciation and amortization expense.  These declines are partially offset by a $6 million decrease in SG&A expenses.

Consumer Packaging International	Fiscal Year
	2024	2023	$ Change	% Change
Net sales	$3,843	$4,031	$(188)	(5)%
Operating income	$186	$273	$(87)	(32)%

Net sales:  The net sales decline is primarily attributed to decreased selling prices of $153 million, a 1% volume decline, and fiscal 2024 divestiture sales of $77 million, partially offset by a $61 million favorable impact from foreign currency changes.

Operating Income: The operating income decrease is primarily attributed to a $74 million unfavorable impact from increased business consolidation costs, fiscal 2024 divestitures of $12 million, and a $12 million unfavorable impact from increased depreciation and amortization expense.  These declines were partially offset by a $10 million favorable impact from foreign currency changes.

Consumer Packaging North America	Fiscal Year
	2024	2023	$ Change	% Change
Net sales	$3,122	$3,122	$—	0%
Operating income	$366	$346	$20	6%

Net sales:  Net sales in the Consumer Packaging North America division were flat year over year primarily due to revenue from acquisitions, partially offset by decreased selling prices of $29 million and a 1% volume decline.

Operating Income:  The operating income increase is primarily attributed to $18 million in earnings from acquisitions, a decline in business consolidation expenses of $17 million, and a favorable impact from lower selling, general, and administrative expenses. The increases were partially offset by a $3 million unfavorable impact from price cost spread and a $10 million unfavorable impact from increased depreciation and amortization expense.

Flexibles	Fiscal Year
	2024	2023	$ Change	% Change
Net sales	$2,756	$2,884	$(128)	(4)%
Operating income	$310	$333	$(23)	(7)%

Net sales:  The net sales decline is primarily attributed to decreased selling prices of $109 million and a 1% volume decline, partially offset by a $12 million favorable impact from foreign currency changes.

Operating Income:  The operating income decrease is primarily attributed a $7 million unfavorable impact from the volume decline, an unfavorable impact from increased depreciation and amortization expense of $11 million, and an unfavorable impact from increased selling, general, and administrative expenses. The decrease is partially offset by an $8 million favorable impact from price cost spread.

Health, Hygiene & Specialties	Fiscal Year
	2024	2023	$ Change	% Change
Net sales	$2,537	$2,627	$(90)	(3)%
Operating income	$75	$127	$(52)	(41)%

Net sales:  The net sales decline is primarily attributed to decreased selling prices of $84 million and a 1% volume decline, partially offset by a $9 million favorable impact from foreign currency changes.

Operating Income:  The operating income decrease is primarily attributed to a $22 million unfavorable impact from price cost spread, partially offset by a $5 million favorable impact from foreign currency changes.

Other expense	Fiscal Year
	2024	2023	$ Change	% Change
Other expense	$15	$31	$(16)	(52)%

The Other expense decrease is primarily attributed to the adverse impact from our hyperinflationary Argentina subsidiary in the prior year.

Interest expense	Fiscal Year
	2024	2023	$ Change	% Change
Interest expense	$311	$306	$5	2%

The interest expense increase is primarily the result of higher interest rates from current year debt refinancing, partially offset by debt repayments.

Comprehensive Income	Fiscal Year
	2024	2023	$ Change	% Change
Comprehensive Income	$557	$676	$(119)	(18)%

The decrease in comprehensive income is attributed to a $4 million favorable change in currency translation, partially offset by a $93 million decrease in net income, a $114 million unfavorable change in the fair value of interest rate hedges, and an $92 million favorable change from unrealized losses on the Company's pension plans.  Currency translation changes are primarily related to non-U.S. subsidiaries with a functional currency other than the U.S. dollar whereby assets and liabilities are translated from the respective functional currency into U.S. dollars using period-end exchange rates.  The change in currency translation was primarily attributed to locations utilizing the euro and British pound sterling as their functional currency.  As part of the overall risk management, the Company uses derivative instruments to (i) reduce our exposure to changes in interest rates attributed to the Company’s borrowings and (ii) reduce foreign currency exposure to translation of certain foreign operations.  The Company records changes to the fair value of these instruments in Accumulated other comprehensive income (loss).  The change in fair value of these instruments in fiscal 2024 versus fiscal 2023 is primarily attributed to a change in the forward interest and foreign exchange curves between measurement dates.

Liquidity and Capital Resources

Senior Secured Credit Facility

We manage our global cash requirements considering (i) available funds among the many subsidiaries through which we conduct our business, (ii) the geographic location of our liquidity needs, and (iii) the cost to access international cash balances.  At the end of fiscal 2024, the Company had no outstanding balance on its $1.0 billion asset-based revolving line of credit that matures in June 2028.  The Company was in compliance with all covenants at the end of fiscal 2024.  See Note 3. Long-Term Debt.

Cash Flows from Operating Activities

Net cash provided by operating activities decreased $210 million from fiscal 2023 primarily attributed to changes in working capital.

Cash Flows from Investing Activities

Net cash used in investing activities decreased $204 million from fiscal 2023 primarily attributed to proceeds from business divestitures and a decline in capital spend.

Cash Flows from Financing Activities

Net cash used in financing activities decreased $105 million from fiscal 2023 primarily attributed to higher net repayments on long-term borrowings, partially offset by lower share repurchases.

Dividends

The Company declared and paid cash dividends of $139 million during fiscal 2024.

Share Repurchases

The Company repurchased approximately 2.0 million shares for $120 million and approximately 9.8 million shares for $607 million in fiscal 2024 and fiscal 2023, respectively.  See Note 9. Stockholders' Equity.

Free Cash Flow

We define "free cash flow" as cash flow from operating activities less net additions to property, plant and equipment.  Based on our definition, our consolidated free cash flow is summarized as follows:

	Fiscal years ended
	September 28, 2024	September 30, 2023
Cash flow from operating activities	$1,405	$1,615
Additions to property, plant and equipment, net	(551)	(689)
Free cash flow	$854	$926

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

Liquidity Outlook

At the end of fiscal 2024, our cash balance was $1,095 million, of which approximately 53% was located outside the U.S.  We believe our existing U.S. based cash and cash flow from U.S. operations, together with available borrowings under our senior secured credit facilities, will be adequate to meet our short-term and long-term liquidity needs with the exception of funds needed to cover all long-term debt obligations which we intend to refinance prior to maturity.  The Company has the ability to repatriate the cash located outside the U.S. to the extent not needed to meet operational and capital needs without significant restrictions.  Our unremitted foreign earnings were $1.9 billion at the end of fiscal 2024.  The computation of the deferred tax liability associated with unremitted earnings is not practicable.

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

Year Ended
September 28, 2024
Net sales	$6,531
Gross profit	1,621
Earnings from continuing operations	419
Net income (a)	$419

(a) Includes $36 million of income associated with intercompany activity with non-guarantor subsidiaries.

	September 28, 2024	September 30, 2023
Assets
Current assets	$1,775	$1,975
Noncurrent assets	5,553	5,997

Liabilities
Current liabilities	$2,081	$1,363
Intercompany payable	1,115	754
Noncurrent liabilities	8,843	10,271

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

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to market risk from changes in interest rates primarily through our senior secured credit facilities and accounts receivable factoring programs. As of September 28, 2024, our senior secured credit facilities are comprised of (i) $1.5 billion term loans and (ii) a $1.0 billion revolving credit facility with no borrowings outstanding. Borrowings under our senior secured credit facilities bear interest at a rate equal to an applicable margin plus SOFR. The applicable margin for SOFR rate borrowings under the revolving credit facility ranges from 1.25% to 1.50%, and the margin for the term loans is 1.75% per annum. As of September 28, 2024, the SOFR rate of approximately 4.84% was applicable to the term loans. A change of 0.25% on these floating interest rate exposures would increase interest expense by approximately $2 million.

We seek to minimize interest rate volatility risk through regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. These financial instruments are not used for trading or other speculative purposes. See Note 4. Financial Instruments and Fair Value Measurements.

Foreign Currency Risk

As a global company, we face foreign currency risk exposure from fluctuating currency exchange rates, primarily the U.S. dollar against the euro, British pound sterling, Chinese renminbi, Canadian dollar and Mexican peso. Significant fluctuations in currency rates can have a substantial impact, either positive or negative, on our revenue, cost of sales, and operating expenses.  Currency translation gains and losses are primarily related to non-U.S. subsidiaries with a functional currency other than U.S. dollars whereby assets and liabilities are translated from the respective functional currency into U.S. dollars using period-end exchange rates and impact our Comprehensive income. A 10% decline in foreign currency exchange rates would have had a $11 million unfavorable impact on fiscal 2024 Net income. See Note 4. Financial Instruments and Fair Value Measurements.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Berry Global Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Berry Global Group, Inc. (the Company) as of September 28, 2024 and September 30, 2023, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended September 28, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 28, 2024 and September 30, 2023, and the results of its operations and its cash flows for each of the three years in the period ended September 28, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of September 28, 2024, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated November 26, 2024 expressed an unqualified opinion thereon.

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

United Kingdom Defined Benefit Pension Obligation

Description of the Matter
At September 28, 2024 the aggregate United Kingdom (UK) defined benefit pension obligation was $543 million. As disclosed in Notes 1 and 7 to the consolidated financial statements, the obligation for these plans are actuarially determined and affected by assumptions, including discount rates and mortality rates.

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

To test the UK defined benefit pension obligation, we performed audit procedures that included, among others, evaluating the methodology used and the significant actuarial assumptions described above. We involved our actuarial specialists to assist with our audit procedures. We compared the actuarial assumptions used by management to historical trends and assessed the individual impact that changes in the key assumptions (discount rate and mortality rate) at year end has on the total benefit pension obligation. As part of this evaluation, we compared management’s selected discount rate to an independently developed range of reasonable discount rates. To evaluate the mortality rate assumption, we assessed whether the information is consistent with recent publicly available information and trends, and whether a consistent approach to developing the mortality assumption was applied.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1991.

Indianapolis, Indiana
November 26, 2024

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Berry Global Group, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Berry Global Group, Inc.’s internal control over financial reporting as of September 28, 2024, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Berry Global Group, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of September 28, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of September 28, 2024 and September 30, 2023, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended September 28, 2024, and the related notes and our report dated November 26, 2024 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Indianapolis, Indiana
November 26, 2024

Berry Global Group, Inc.
Consolidated Statements of Income
(in millions of dollars)

	Fiscal years ended
	September 28, 2024	September 30, 2023	October 1, 2022
Net sales	$12,258	$12,664	$14,495
Costs and expenses:
Cost of goods sold	10,005	10,354	12,123
Selling, general and administrative	892	886	850
Amortization of intangibles	234	243	257
Business consolidation and other activities	190	102	23
Operating income	937	1,079	1,242

Other expense	15	31	22
Interest expense	311	306	286
Income before income taxes	611	742	934
Income tax expense	95	133	168
Net income	$516	$609	$766
Net income per share (see Note 11):
Basic	$4.48	$5.07	$5.87
Diluted	$4.38	$4.95	$5.77

Berry Global Group, Inc.
Consolidated Statements of Comprehensive Income
(in millions of dollars)

	Fiscal years ended
	September 28, 2024	September 30, 2023	October 1, 2022
Net income	$516	$609	$766
Currency translation	111	115	(301)
Pension and postretirement benefits	40	(52)	35
Derivative instruments	(110)	4	159
Other comprehensive (loss) income	41	67	(107)
Comprehensive income	$557	$676	$659

See notes to consolidated financial statements.

Berry Global Group, Inc.
Consolidated Balance Sheets
(in millions of dollars)

	September 28, 2024	September 30, 2023
Assets
Current assets:
Cash and cash equivalents	$1,095	$1,203
Accounts receivable	1,604	1,568
Inventories	1,631	1,557
Prepaid expenses and other current assets	244	205
Total current assets	4,574	4,533
Property, plant and equipment	4,575	4,576
Goodwill and intangible assets	6,624	6,684
Right-of-use assets	651	625
Other assets	189	169
Total assets	$16,613	$16,587

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,766	$1,528
Accrued employee costs	267	273
Other current liabilities	829	902
Current portion of long-term debt	810	10
Total current liabilities	3,672	2,713
Long-term debt	7,505	8,970
Deferred income taxes	475	573
Employee benefit obligations	152	193
Operating lease liabilities	534	525
Other long-term liabilities	667	397
Total liabilities	13,005	13,371

Stockholders’ equity:
Common stock (115.0 and 115.5 shares issued, respectively)	1	1
Additional paid-in capital	1,321	1,231
Retained earnings	2,581	2,320
Accumulated other comprehensive loss	(295)	(336)
Total stockholders’ equity	3,608	3,216
Total liabilities and stockholders’ equity	$16,613	$16,587

See notes to consolidated financial statements.

Berry Global Group, Inc.
Consolidated Statements of Cash Flows
(in millions of dollars)

	Fiscal years ended
	September 28, 2024	September 30, 2023	October 1, 2022

Cash Flows from Operating Activities:
Net income	$516	$609	$766

Adjustments to reconcile net cash from operating activities:
Depreciation	623	575	562
Amortization of intangibles	234	243	257
Non-cash interest (income) expense	(79)	(61)	6
Share-based compensation expense	46	42	39
Deferred income tax	(96)	(117)	(48)
Other non-cash operating activities, net	22	22	(22)
Loss on divestitures	57	—	—
Settlement of derivatives	26	36	201
Changes in operating assets and liabilities:
Accounts receivable	(18)	294	(86)
Inventories	(31)	343	(3)
Prepaid expenses and other assets	(18)	1	11
Accounts payable and other liabilities	123	(372)	(120)
Net cash from operating activities	1,405	1,615	1,563

Cash Flows from Investing Activities:
Additions to property, plant and equipment, net	(551)	(689)	(687)
Acquisition of businesses	(68)	(87)	—
Divestiture of businesses	47	—	128
Settlement of net investment hedges	—	—	76
Net cash from investing activities	(572)	(776)	(483)

Cash Flows from Financing Activities:
Proceeds from long-term borrowings	3,150	496	—
Repayment of long-term borrowings	(3,884)	(869)	(22)
Proceeds from issuance of common stock	48	36	27
Repurchase of common stock	(120)	(601)	(709)
Dividends paid	(139)	(127)	—
Debt financing costs	(21)	(6)	—
Net cash from financing activities	(966)	(1,071)	(704)
Effect of currency translation on cash	25	25	(57)
Net change in cash and cash equivalents	(108)	(207)	319
Cash and cash equivalents at beginning of period	1,203	1,410	1,091
Cash and cash equivalents at end of period	$1,095	$1,203	$1,410

See notes to consolidated financial statements.

Berry Global Group, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(in millions of dollars)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at October 2, 2021	$1	$1,134	$(296)	$2,341	$3,180
Net income	—	—	—	766	766
Other comprehensive loss	—	—	(107)	—	(107)
Share-based compensation	—	39	—	—	39
Proceeds from issuance of common stock	—	27	—	—	27
Common stock repurchased and retired	—	(23)	—	(686)	(709)
Balance at October 1, 2022	$1	$1,177	$(403)	$2,421	$3,196
Net income	—	—	—	609	609
Other comprehensive income	—	—	67	—	67
Share-based compensation	—	42	—	—	42
Proceeds from issuance of common stock	—	36	—	—	36
Common stock repurchased and retired	—	(24)	—	(583)	(607)
Dividends paid	—	—	—	(127)	(127)
Balance at September 30, 2023	$1	$1,231	$(336)	$2,320	$3,216
Net income	—	—	—	516	516
Other comprehensive income	—	—	41	—	41
Share-based compensation	—	46	—	—	46
Proceeds from issuance of common stock	—	48	—	—	48
Common stock repurchased and retired	—	(4)	—	(116)	(120)
Dividends paid	—	—	—	(139)	(139)
Balance at September 28, 2024	$1	$1,321	$(295)	$2,581	$3,608

See notes to consolidated financial statements.

Berry Global Group, Inc.
Notes to Consolidated Financial Statements
(in millions of dollars, except as otherwise noted)

1.  Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

Berry Global Group, Inc.’s (“Berry,” “we,” or the “Company”) consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) pursuant to the rules and regulations of the Securities and Exchange Commissions.  Periods presented in these financial statements include fiscal periods ending September 28, 2024 (“fiscal 2024”), September 30, 2023 (“fiscal 2023”), and October 1, 2022 (“fiscal 2022”).  The Company’s U.S. based results for fiscal 2024 and fiscal 2023 are based on a fifty-two week period.  Fiscal 2022 was based on a fifty-three week period. The Company has evaluated subsequent events through the date the financial statements were issued.

The consolidated financial statements include the accounts of Berry and its subsidiaries, all of which includes our wholly owned and majority owned subsidiaries. The Company has certain foreign subsidiaries that report on a calendar period basis which we consolidate into our respective fiscal period.  Intercompany accounts and transactions have been eliminated in consolidation.

In February 2024, the Company announced plans for a spin-off and merger of our Health, Hygiene & Specialties Global Nonwovens and Films business ("HHNF") with Glatfelter Corporation ("GLT"). See Note 12. Subsequent Events.

Revenue Recognition and Accounts Receivable

Our revenues are primarily derived from the sale of non-woven, flexible and rigid products.  Revenue is recognized when performance obligations are satisfied, in an amount reflecting the consideration to which the Company expects to be entitled.  We consider the promise to transfer products to be our sole performance obligation.  If the consideration agreed to in a contract includes a variable amount, we estimate the amount of consideration we expect to be entitled to in exchange for transferring the promised goods to the customer using the most likely amount method.  Our main sources of variable consideration are customer rebates.  There are no material instances where variable consideration is constrained and not recorded at the initial time of sale.  Generally, our revenue is recognized at a point in time for standard promised goods at the time of shipment, when title and risk of loss pass to the customer.  The accrual for customer rebates was $106 million and $106 million at September 28, 2024 and September 30, 2023, respectively, and is included in Other current liabilities on the Consolidated Balance Sheets.  The Company disaggregates revenue based on reportable business segment, geography, and significant product line.  See Note 10. Segment and Geographic Data.

Accounts receivable are presented net of allowance for credit losses of $19 million and $19 million at September 28, 2024 and September 30, 2023, respectively. The Company records current expected credit losses based on a variety of factors including historical loss experience and current customer financial condition. The changes to our current expected credit losses, write-off activity, and  recoveries were not material for any of the periods presented.

The Company has entered into various factoring agreements to sell certain receivables to third-party financial institutions.  Agreements which result in true sales of the transferred receivables, which occur when receivables are transferred without recourse to the Company, are reflected as a reduction of trade receivables on the consolidated balance sheets and the proceeds are included in the cash flows from operating activities in the consolidated statements of cash flows.

Research and Development

Research and development costs are expensed when incurred.  The Company incurred research and development expenditures of $72 million, $82 million, and $81 million in fiscal 2024, 2023, and 2022, respectively.

Share-Based Compensation

The Company recognized total share-based compensation expense of $46 million, $42 million, and $39 million for fiscal 2024, 2023, and 2022, respectively.  The share-based compensation plan is more fully described in Note 9. Stockholders’ Equity.

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

Inventories

Inventories are stated at the lower of cost or net realizable value and are valued using the first-in, first-out method.  Management periodically reviews inventory balances, using recent and future expected sales to identify slow-moving and/or obsolete items. The cost of spare parts is charged to cost of goods sold when purchased.  We evaluate our reserve for inventory obsolescence on a quarterly basis and review inventory on-hand to determine future salability.  We base our determinations on the age of the inventory and the experience of our personnel.  We reserve inventory that we deem to be not salable in the quarter in which we make the determination.  We believe, based on past history and our policies and procedures, that our net inventory is salable.  Inventory as of fiscal 2024 and 2023 was:

Inventories:	2024	2023
Finished goods	$993	$933
Raw materials	638	624
	$1,631	$1,557

Property, Plant and Equipment

Property, plant and equipment are stated at cost.  Depreciation is computed primarily by the straight-line method over the estimated useful lives of the assets ranging from 15 to 40 years for buildings and improvements, 2 to 20 years for machinery, equipment, and tooling, and over the term of the agreement for capital leases.  Leasehold improvements are depreciated over the shorter of the useful life of the improvement or the lease term.  Repairs and maintenance costs are charged to expense as incurred.  Property, plant and equipment as of fiscal 2024 and 2023 was:

Property, plant and equipment:	2024	2023
Land, buildings and improvements	$1,738	$1,693
Equipment and construction in progress	8,062	7,570
	9,800	9,263
Less accumulated depreciation	(5,225)	(4,687)
	$4,575	$4,576

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

Goodwill

The changes in the carrying amount of goodwill by reportable segment are as follows:

	Consumer Packaging International	Consumer Packaging North America	Flexibles	Health, Hygiene & Specialties	Total
Balance as of fiscal 2022	$1,712	$1,540	$662	$918	$4,832
Foreign currency translation adjustment	81	1	17	12	111
Acquisitions	—	38	—	—	38
Balance as of fiscal 2023	$1,793	$1,579	$679	$930	$4,981
Foreign currency translation adjustment	107	(1)	16	1	123
Acquistions	—	35	—	—	35
Dispositions	(49)	—	—	—	(49)
Balance as of fiscal 2024	$1,851	$1,613	$695	$931	$5,090

In fiscal year 2024, the Company completed a qualitative analysis to evaluate impairment of goodwill and concluded that it was more likely than not that the fair value for each reporting unit exceeded the carrying amount.  We reached this conclusion based on the stable valuations within the packaging industry and operating results of our reporting units.  As a result of our annual impairment evaluations the Company concluded that no impairment existed in fiscal 2024.

Deferred Financing Fees

Deferred financing fees are amortized to interest expense using the effective interest method over the lives of the respective debt agreements.  Pursuant to ASC 835-30, the Company presents $31 million and $34 million as of fiscal 2024 and fiscal 2023, respectively, of debt issuance and deferred financing costs on the balance sheet as a deduction from the carrying amount of the related debt liability, instead of a deferred charge.

Intangible Assets

The changes in the carrying amount of intangible assets are as follows:

	Customer Relationships	Trademarks	Other Intangibles	Accumulated Amortization	Total
Balance as of fiscal 2022	$3,157	$494	$127	$(1,925)	$1,853
Foreign currency translation adjustment	69	12	1	(27)	55
Amortization expense	—	—	—	(243)	(243)
Acquisitions	35	3	—	—	38
Balance as of fiscal 2023	$3,261	$509	$128	$(2,195)	$1,703
Foreign currency translation adjustment	69	13	—	(39)	43
Amortization expense	—	—	—	(234)	(234)
Acquisitions	18	1	3	—	22
Balance as of fiscal 2024	$3,348	$523	$131	$(2,468)	$1,534

Customer relationships are being amortized using an accelerated amortization method which corresponds with the customer attrition rates used in the initial valuation of the intangibles over the estimated life of the relationships which range from 5 to 17 years. Definite lived trademarks are being amortized using the straight-line method over the estimated life of the assets which are not more than 15 years.  Other intangibles, which include technology and licenses, are being amortized using the straight-line method over the estimated life of the assets which range from 5 to 14 years.  The Company has trademarks that total $248 million that are indefinite lived and we test annually for impairment on the first day of the fourth quarter.  We completed the annual impairment test of our indefinite lived trade names utilizing the qualitative method in each year and noted no impairment.

Future amortization expense for definite lived intangibles as of fiscal 2024 for the next five fiscal years is $225 million, $210 million, $176 million, $153 million, and $133 million each year for fiscal years ending 2025, 2026, 2027, 2028, and 2029, respectively.

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

At September 28, 2024, annual lease commitments were as follows:

Fiscal Year	Operating Leases	Finance Leases
2025	$130	$9
2026	116	11
2027	103	3
2028	86	2
2029	69	1
Thereafter	307	8
Total lease payments	811	34
Less: Interest	(143)	(5)
Present value of lease liabilities	$668	$29

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

The accumulated balances related to each component of other comprehensive income (loss), net of tax before reclassifications were as follows:

	Currency Translation	Defined Benefit Pension and Retiree Health Benefit Plans	Derivative Instruments	Accumulated Other Comprehensive Loss
Balance as of fiscal 2021	$(154)	$(67)	$(75)	$(296)
Other comprehensive income (loss)	(301)	32	158	(111)
Net amount reclassified from accumulated other comprehensive income (loss)	—	3	1	4
Balance as of fiscal 2022	$(455)	$(32)	$84	$(403)
Other comprehensive income (loss)	115	(53)	39	101
Net amount reclassified from accumulated other comprehensive income (loss)	—	1	(35)	(34)
Balance as of fiscal 2023	$(340)	$(84)	$88	$(336)
Other comprehensive income (loss)	111	40	(70)	81
Net amount reclassified from accumulated other comprehensive income (loss)	—	—	(40)	(40)
Balance as of fiscal 2024	$(229)	$(44)	$(22)	$(295)

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

Recently Issued Accounting Pronouncements

In November 2023, the FASB issued ASU No. 2023-07 "Segment Reporting (Topic 280): Improvements to Reporting Segment Disclosures." The ASU was issued to improve reportable segment disclosure requirements, primarily through enhanced disclosures of significant segment expenses that are regularly provided to the chief operating decision maker and included within segment profit and loss.  This guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted, and applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact of adopting this guidance.

In December 2023, the Financial Accounting Standards Board ("FASB") issued ASU No. 2023-09 "Income Taxes (Topic 740): Improvements to Income Tax Disclosures." The ASU was issued to improve transparency and disclosure requirements for the rate reconciliation, income taxes paid and other tax disclosures. The amendments in ASU 2023-09 are effective for fiscal years beginning after December 15, 2024, with early adoption permitted, and may be applied either prospectively or retrospectively. The Company is currently evaluating the impact of adopting this guidance.

2.  Acquisitions and Dispositions

F&S Tool Inc.

In April 2024, the Company acquired F&S Tool Inc. (“F&S”), a leading manufacturer of high output, high efficiency injection molding applications, for a purchase price of $68 million. The Company used existing liquidity to finance the acquisition, and the business is operated within the Consumer Packaging North America segment.  The F&S acquisition has been accounted for under the purchase method of accounting, and has not finalized the allocation of the purchase price to the fair value of the assets and liabilities assumed. The preliminary estimated fair value of assets acquired and liabilities assumed consisted of working capital of $3 million, property and equipment of $19 million, intangible assets of $22 million, goodwill of $35 million, and net other long-term liabilities of $11 million. The Company has recognized goodwill on this transaction primarily as a result of expected cost synergies and does not expect goodwill to be deductible for tax purposes.

Divestitures

During fiscal 2024, the Company completed the sale of its Promens Vehicles and Strata businesses, which were operated in the Consumer Packaging International segment for net proceeds of $25 million and $22 million, respectively. In fiscal 2023, the Promens Vehicles business recorded net sales of $111 million and Strata recorded $56 million.

3.  Long-Term Debt

Long-term debt consists of the following:

Facility	Maturity Date	2024	2023
Term loan	July 2029	$1,538	$—
Term loan	July 2026	—	3,090
Revolving line of credit	June 2028	—	—
0.95% First Priority Senior Secured Notes	February 2024	—	279
1.00% First Priority Senior Secured Notes (a)	January 2025	783	741
1.57% First Priority Senior Secured Notes	January 2026	1,525	1,525
4.875% First Priority Senior Secured Notes	July 2026	750	1,250
1.65% First Priority Senior Secured Notes	January 2027	400	400
1.50% First Priority Senior Secured Notes (a)	January 2027	419	397
5.50% First Priority Senior Secured Notes	April 2028	500	500
5.80% First Priority Senior Secured Notes	June 2031	800	—
5.65% First Priority Senior Secured Notes	January 2034	800	—
4.50% Second Priority Senior Secured Notes	February 2026	291	291
5.625% Second Priority Senior Secured Notes	July 2027	500	500
Debt discounts and deferred fees		(31)	(34)
Finance leases and other	Various	40	41
Total long-term debt		8,315	8,980
Current portion of long-term debt		(810)	(10)
Long-term debt, less current portion		$7,505	$8,970
(a)	Euro denominated

During fiscal 2024, the Company extended the maturity date of $1,550 million of its outstanding term loans to July 2029. In addition, the Company issued $800 million aggregate principal amount of 5.65% First Priority Senior Secured Notes due 2034, and another $800 million aggregate principal amount of 5.80% First Priority Senior Secured Notes due 2031. The proceeds from the 5.65% First Priority Notes were used to prepay the 0.95% First Priority Senior Secured Notes due in February 2024 and a portion of the existing term loan due in July 2026. The proceeds from the 5.80% First Priority Notes were used to repurchase a portion of the 4.875% First Priority Senior Secured Notes due in July 2026 and to prepay a portion of the existing term loan due in July 2026

Debt discounts and deferred financing fees are presented net of Long-term debt, less the current portion on the Consolidated Balance Sheets and are amortized to Interest expense on the Consolidated Statements of Income through maturity.

Berry Global, Inc. Senior Secured Credit Facility

Our wholly owned subsidiary Berry Global, Inc.’s senior secured credit facilities consist of $1.5 billion of term loans and a $1.0 billion asset-based revolving line of credit. The availability under the revolving line of credit is the lesser of $1.0 billion or based on a defined borrowing base which is calculated based on available accounts receivable and inventory. At the end of the fiscal year, the Company had unused borrowing capacity of $802 million under the revolving line of credit.

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

Despite not having financial maintenance covenants, our debt agreements contain certain negative covenants. We are in compliance with all covenants as of September 28, 2024. The failure to comply with these negative covenants could restrict our ability to incur additional indebtedness, effect acquisitions, enter into certain significant business combinations, make distributions or redeem indebtedness.

Future maturities of long-term debt as of fiscal year end 2024 are as follows:

Fiscal Year	Maturities
2025	$810
2026	2,593
2027	1,344
2028	504
2029	1,489
Thereafter	1,606
$8,346

Net cash interest was $425 million, $377 million, and $281 million in fiscal 2024, 2023, and 2022, respectively.

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

Cross-Currency Swaps

The Company is party to certain cross-currency swaps to hedge a portion of our foreign currency risk.  Both the euro (€1,625 million) and the pound sterling (£700 million) swap agreements mature in June 2026.  In addition to cross-currency swaps, we hedge a portion of our foreign currency risk by designating foreign currency denominated long-term debt as net investment hedges of certain foreign operations.  As of September 28, 2024, we had outstanding long-term debt of €379 million that was designated as a hedge of our net investment in certain euro-denominated foreign subsidiaries.  When valuing cross-currency swaps the Company utilizes Level 2 inputs (substantially observable).

Interest Rate Swaps

The primary purpose of the Company’s interest rate swap activities is to manage interest expense fluctuations associated with our outstanding variable rate term loan debt.  When valuing interest rate swaps the Company utilizes Level 2 inputs (substantially observable).

During fiscal 2024, the Company elected to cash settle existing interest rate swaps and received net proceeds of $26 million.  The offset is included in Accumulated other comprehensive loss and is being amortized to Interest expense through the term of the original swaps.  Following the settlement, the Company entered into interest rate swaps with matching notional amounts with expiration in June 2029.

As of September 28, 2024, the Company effectively had (i) a $450 million interest rate swap transaction that swaps a one-month variable SOFR contract for a fixed annual rate of 4.553%, (ii) a $400 million interest rate swap transaction that swaps a one-month variable SOFR contract for a fixed annual rate of 4.008%, (iii) a $500 million interest rate swap transaction that swaps a one-month variable SOFR contract for a fixed annual rate of 4.648%. The Company's interest rate swap transactions all expire in June 2029.

Balances of our derivative instruments on a gross basis are as follows:

Derivative Instruments	Hedge Designation	Balance Sheet Location	2024	2023
Cross-currency swaps	Designated	Other current liabilities	—	66
Cross-currency swaps	Designated	Other long-term liabilities	271	19
Interest rate swaps	Designated	Other assets	—	36
Interest rate swaps	Not designated	Other assets	—	8
Interest rate swaps	Designated	Other long-term liabilities	75	—
Interest rate swaps	Not designated	Other long-term liabilities	62	104

The effect of the Company’s derivative instruments on the Consolidated Statements of Income is as follows:

Derivative instruments	Statements of Income Location	2024	2023	2022
Cross-currency swaps	Interest expense	$(32)	$(41)	$(21)
Interest rate swaps	Interest expense	(77)	(59)	40

The amortization related to unrealized losses in Accumulated other comprehensive loss is expected to be $19 million in the next 12 months.  The Company’s financial instruments consist primarily of cash and cash equivalents, long-term debt, interest rate swap agreements, cross-currency swap agreements and capital lease obligations.  The book value of our long-term indebtedness exceeded fair value by $35 million as of fiscal 2024 and by $381 million as of fiscal 2023.  The Company’s long-term debt fair values were determined using Level 2 inputs as other significant observable inputs were not available.

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

Included in the following tables are the major categories of assets and their current carrying values, along with the impairment loss recognized on the fair value measurement for the fiscal years then ended:

	2024
	Level 1	Level 2	Level 3	Total	Impairment
Indefinite lived trademarks	$—	$—	$248	$248	$—
Goodwill	—	—	5,090	5,090	—
Definite lived intangible assets	—	—	1,286	1,286	—
Property, plant and equipment	—	—	4,575	4,575	17
Total	$—	$—	$11,199	$11,199	$17

	2023
	Level 1	Level 2	Level 3	Total	Impairment
Indefinite lived trademarks	$—	$—	$248	$248	$—
Goodwill	—	—	4,981	4,981	—
Definite lived intangible assets	—	—	1,455	1,455	—
Property, plant and equipment	—	—	4,576	4,576	8
Total	$—	$—	$11,260	$11,260	$8

5.  Commitments, Leases and Contingencies

The Company has various purchase commitments for raw materials, supplies and property and equipment incidental to the ordinary conduct of business.

Collective Bargaining Agreements

At the end of fiscal 2024, we employed approximately 42,000 employees, and approximately 19% of those employees were covered by collective bargaining agreements. The majority of these agreements are due for renegotiation annually.

Leases

Supplemental lease information is as follows:

Leases	Classification	2024	2023
Operating leases:
Operating lease right-of-use assets	Right-of-use asset	$651	$625
Current operating lease liabilities	Other current liabilities	134	116
Noncurrent operating lease liabilities	Operating lease liability	534	525
Finance leases:
Finance lease right-of-use assets	Property, plant, and equipment, net	$33	$32
Current finance lease liabilities	Current portion of long-term debt	6	9
Noncurrent finance lease liabilities	Long-term debt, less current portion	23	19

Lease Type	Cash Flow Classification	Lease Expense Category	2024	2023
Operating leases	Operating cash flows	Lease cost	$148	$141
Finance leases	Operating cash flows	Interest expense	2	1
Finance leases	Financing cash flows	—	7	5
Finance leases	—	Amortization of right-of-use assets	9	9

	2024	2023
Weighted-average remaining lease term - operating leases	9 years	9 years
Weighted-average remaining lease term - finance leases	6 years	2 years
Weighted-average discount rate - operating leases	5.3%	5.0%
Weighted-average discount rate - finance leases	5.8%	4.5%

Right-of-use assets obtained in exchange for new operating lease liabilities were $106 million for fiscal 2024.

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

6.  Income Taxes

The Company is being taxed at the U.S. corporate level as a C-Corporation and has provided U.S. Federal, State and foreign income taxes. Significant components of income tax expense for the fiscal years ended are as follows:

	2024	2023	2022
Current
U.S.
Federal	$84	$118	$87
State	9	25	20
Non-U.S.	98	107	109
Total current	191	250	216

Deferred:
U.S.
Federal	(2)	(26)	4
State	(8)	(26)	(7)
Non-U.S.	(86)	(65)	(45)
Total deferred	(96)	(117)	(48)
Expense for income taxes	$95	$133	$168

U.S. income from continuing operations before income taxes was $363 million, $375 million, and $449 million for fiscal 2024, 2023, and 2022, respectively. Non-U.S. income from continuing operations before income taxes was $248 million, $367 million, and $485 million for fiscal 2024, 2023, and 2022, respectively. The Company paid cash taxes of $274 million, $240 million, and $186 million in fiscal 2024, 2023, and 2022, respectively.

The reconciliation between U.S. Federal income taxes at the statutory rate and the Company’s benefit for income taxes on continuing operations for fiscal years ended are as follows:

	2024	2023	2022
U.S. Federal income tax expense at the statutory rate	$128	$156	$196
Adjustments to reconcile to the income tax provision:
U.S. state income tax expense	7	5	20
Federal and state credits	(15)	(18)	(15)
Share-based compensation	(3)	—	(3)
Tax law changes	—	—	(17)
Withholding taxes	8	10	6
Changes in foreign valuation allowance	14	7	(5)
Foreign income taxed in the U.S.	8	17	8
Rate differences between U.S. and foreign	(28)	(22)	(8)
Uncertain tax positions, net	(15)	(20)	(19)
Other	(9)	(2)	5
Expense for income taxes	$95	$133	$168

Deferred income taxes result from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes. The components of the net deferred income tax liability as of fiscal years ended are as follows:

	2024	2023
Deferred tax assets:
Accrued liabilities and reserves	$90	$72
Inventories	15	13
Net operating loss carryforward	303	274
Interest expense carryforward	150	121
Derivatives	32	—
Lease liability	165	159
Research and development credit carryforward	14	13
Federal and state tax credits	16	11
Capitalization research and development expenditures	65	39
Other	38	38
Total deferred tax assets	888	740
Valuation allowance	(133)	(114)
Total deferred tax assets, net of valuation allowance	755	626
Deferred tax liabilities:
Property, plant and equipment	472	471
Intangible assets	404	437
Derivatives	—	22
Leased asset	161	155
Other	24	22
Total deferred tax liabilities	1,061	1,107
Net deferred tax liability	$(306)	$(481)

The Company had $169 million of net deferred tax assets recorded in Other assets, and $475 million of net deferred tax liabilities recorded in Deferred income taxes on the Consolidated Balance Sheets.

As of September 28, 2024, the Company has recorded deferred tax assets related to federal, state, and foreign net operating losses, interest expense, and tax credits. These attributes are spread across multiple jurisdictions and generally have expiration periods beginning in 2025 while a portion remains available indefinitely. Each attribute has been assessed for realization and a valuation allowance is recorded against the deferred tax assets to bring the net amount recorded to the amount more likely than not to be realized. The valuation allowance against deferred tax assets was $133 million and $114 million as of the fiscal years ended 2024 and 2023, respectively, related to the foreign and U.S. federal and state operations.

The Company is permanently reinvested except to the extent the foreign earnings are previously taxed or to the extent that we have sufficient basis in our non-U.S. subsidiaries to repatriate earnings on an income tax free basis.

Uncertain Tax Positions

The following table summarizes the activity related to our gross unrecognized tax benefits for fiscal years ended:

	2024	2023
Beginning unrecognized tax benefits	$107	$121
Gross increases – tax positions in prior periods	10	17
Gross decreases – tax positions in prior periods	(2)	(11)
Gross increases – current period tax positions	7	12
Gross increases – from acquisition	3	—
Settlements	(4)	—
Lapse of statute of limitations	(22)	(32)
Ending unrecognized tax benefits	$99	$107

As of fiscal year end 2024, the amount of unrecognized tax benefit that, if recognized, would affect our effective tax rate was $97 million and we had $30 million accrued for payment of interest and penalties related to our uncertain tax positions. Our penalties and interest related to uncertain tax positions are included in income tax expense.

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

7.  Retirement Plans

The Company sponsors defined contribution retirement plans covering substantially all employees.  Contributions are based upon a fixed dollar amount for employees who participate and percentages of employee contributions at specified thresholds.  Contribution expense for these plans was $40 million, $40 million, and $42 million for fiscal 2024, 2023, and 2022, respectively.

The majority of the North American and UK defined benefit pension plans, which cover certain manufacturing facilities, are closed to future entrants.  The assets of all the plans are held in a separate trustee administered fund to meet long-term liabilities for past and present employees.  The majority, $68 million, of Mainland Europe’s total underfunded status relates to non-contributory pension plans within our German operations.  There is no external funding for these plans although they are secured by insolvency insurance required under German law.  In general, the plans provide a fixed retirement benefit not related to salaries and are closed to new entrants.

The net amount of liability recognized is included in Employee Benefit Obligations on the Consolidated Balance Sheets.  The Company uses fiscal year end as a measurement date for the retirement plans.

	2024				2023
Change in Projected Benefit Obligations (PBO)	North America	UK	Mainland Europe	Total	North America	UK	Mainland Europe	Total
Beginning of period	$218	$505	$131	$854	$252	$480	$124	$856
Service cost	—	—	4	4	—	—	4	4
Interest cost	11	28	5	44	12	26	5	43
Currency	—	40	7	47	—	54	11	65
Actuarial loss (gain)	12	(1)	5	16	(10)	(26)	(5)	(41)
Benefit settlements	—	—	(3)	(3)	(20)	—	(1)	(21)
Benefits paid	(15)	(29)	(7)	(51)	(16)	(29)	(7)	(52)
End of period	$226	$543	$142	$911	$218	$505	$131	$854

	2024				2023
Change in Fair Value of Plan Assets	North America	UK	Mainland Europe	Total	North America	UK	Mainland Europe	Total
Beginning of period	$221	$414	$43	$678	$228	$446	$40	$714
Currency	—	35	3	38	—	51	2	53
Return on assets	42	39	1	82	29	(73)	1	(43)
Contributions	—	26	9	35	—	19	8	27
Benefit settlements	—	—	(3)	(3)	(20)	—	(1)	(21)
Benefits paid	(15)	(29)	(7)	(51)	(16)	(29)	(7)	(52)
End of period	$248	$485	$46	$779	$221	$414	$43	$678

Underfunded status	$22	$(58)	$(96)	$(132)	$3	$(91)	$(88)	$(176)

At the end of fiscal 2024, the Company had $59 million of net unrealized losses recorded in Accumulated other comprehensive loss on the Consolidated Balance Sheets.  The Company expects less than $1 million to be realized in fiscal 2025.

The following table presents key weighted-average assumptions used to determine benefit obligation and benefit cost for the fiscal years ended:

(Percentages)	2024
	North America	UK	Mainland Europe
Weighted-average assumptions:
Discount rate for benefit obligation	4.7	5.0	3.3
Discount rate for net benefit cost	5.6	5.0	4.2
Expected return on plan assets for net benefit costs	6.1	6.8	2.7

(Percentages)	2023
	North America	UK	Mainland Europe
Weighted-average assumptions:
Discount rate for benefit obligation	5.6	5.5	4.1
Discount rate for net benefit cost	5.1	5.2	3.7
Expected return on plan assets for net benefit costs	6.1	5.7	2.6

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

Fiscal 2024 Asset Category	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$23	$—	$—	$23
U.S. large cap comingled equity funds	72	—	—	72
U.S. mid cap equity mutual funds	15	—	—	15
U.S. small cap equity & Corporate bond mutual funds	5	—	—	5
International equity mutual funds	2	113	—	115
Real estate equity investment funds	—	—	72	72
Corporate bonds	7	149	82	238
International fixed income funds	—	193	—	193
International insurance policies	—	—	46	46
Total	$124	$455	$200	$779

Fiscal 2023 Asset Category	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$23	$—	$—	$23
U.S. large cap comingled equity funds	80	—	—	80
U.S. mid cap equity mutual funds	33	—	—	33
U.S. small cap equity & Corporate bond mutual funds	2	—	—	2
International equity mutual funds	6	33	—	39
Real estate equity investment funds	—	21	105	126
Corporate bonds	—	97	70	167
International fixed income funds	6	158	—	164
International insurance policies	—	—	44	44
Total	$150	$309	$219	$678

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid for the fiscal year end:

	North America	UK	Mainland Europe	Total
2025	$17	$31	$9	$57
2026	16	32	8	56
2027	16	33	6	55
2028	17	34	8	59
2029	17	34	11	62
2030-2034	78	184	50	312

Net pension expense is recorded in Cost of goods sold and included the following components as of fiscal years ended:

	2024	2023	2022
Service cost	$4	$4	$6
Interest cost	44	43	27
Amortization of net actuarial loss	—	1	3
Expected return on plan assets	(42)	(46)	(51)
Net periodic benefit expense (income)	$6	$2	$(15)

Our defined benefit pension plan asset allocations as of fiscal years ended are as follows:

Asset Category	2024	2023
Equity securities and equity-like instruments	35%	41%
Debt securities and debt-like	56	49
International insurance policies	6	7
Other	3	3
Total	100%	100%

The Company’s retirement plan assets are invested with the objective of providing the plans the ability to fund current and future benefit payment requirements while minimizing annual Company contributions.  The retirement plans held $15 million of the Company’s stock at the end of fiscal 2024.  The Company re-addresses the allocation of its investments on a regular basis.

8.  Business Consolidation and Other Activities

In fiscal 2023, the Company initiated business consolidation cost savings initiatives including plant rationalization, in all four segments as part a 2023 cost savings initiative plan. The Company currently expects total business consolidation cash and non-cash expense to be approximately $250 million, with the operations savings intended to counter general economic softness. The initiatives are expected to be fully implemented by the end of fiscal 2025. During fiscal 2024, 2023, and 2022 the Company did not shut down any facilities with significant net sales.

The table below includes the significant components of our business consolidation and other activities recognized for the fiscal years ended, by reporting segment:

	2024	2023	2022
Consumer Packaging International	$124	$50	$10
Consumer Packaging North America	7	23	5
Flexibles	16	7	2
Health, Hygiene & Specialties	43	22	6
Total	$190	$102	$23

Other activities consist of acquisition, divestiture and other business optimization related costs. The table below sets forth the activity with respect to the charges and the impact on our accrued reserves:

	Business Consolidation (a)
	Employee Severance and Benefits	Facility Exit Costs	Non-cash Impairment Charges	Other Activities	Total
Balance as of fiscal 2022	$2	$3	$—	$—	$5
Charges	39	23	8	32	102
Non-cash items	—	—	(8)	—	(8)
Cash	(31)	(25)	—	(32)	(88)
Balance as of fiscal 2023	$10	$1	$—	$—	$11
Charges	51	30	17	92	190
Non-cash items	—	—	(17)	(63)	(80)
Cash	(25)	(25)	—	(26)	(76)
Balance as of fiscal 2024	$36	$6	$—	$3	$45

(a)	Since 2022, cumulative costs attributed to business consolidation programs total $184 million.

9.  Stockholders’ Equity

Share Repurchases

During fiscal 2024, the Company repurchased approximately 2.0 million shares for $120 million, at an average price of $59.39.  During fiscal 2023, the Company repurchased approximately 9.8 million shares for $607 million, at an average price of $61.00.  During fiscal 2022, the Company repurchased approximately 12.2 million shares for $709 million, at an average price of $58.30.

All share repurchases were immediately retired.  Common stock was reduced by the number of shares retired at $0.01 par value per share.  The Company allocates the excess purchase price over par value between additional paid-in capital and retained earnings.  As of fiscal 2024, authorized repurchases of $321 million remain available to the Company.

Equity Incentive Plans

The Company has shareholder-approved stock plans under which options and restricted stock units have been granted to employees at the market value of the Company's stock on the date of grant.  In fiscal 2021, the Company amended the 2015 Berry Global Group, Inc. Long-Term Incentive Plan to authorize the issuance of 20.8 million shares, an increase of 8.3 million shares from the previous authorization.  The intrinsic value of options exercised in fiscal 2024 was $34 million.

Information related to the equity incentive plans as of the fiscal years ended are as follows:

	2024		2023
	Number of Shares (in thousands)	Weighted Average Exercise Price	Number of Shares (in thousands)	Weighted Average Exercise Price
Options outstanding, beginning of period	11,836	$49.36	11,656	$47.33
Options granted	1,086	64.62	1,343	56.93
Options exercised	(1,411)	37.78	(1,041)	35.85
Options forfeited or cancelled	(110)	53.63	(122)	53.96
Options outstanding, end of period	11,401	$52.21	11,836	$49.36

Option price range at end of period	$21.00-66.47		$21.00-66.47
Options exercisable at end of period	7,898		7,349
Weighted average fair value of options granted during period	$21.25		$17.53

Generally, options vest annually in equal installments commencing one year from the date of grant and have a vesting term of either four or five years, depending on the grant date, and an expiration term of 10 years from the date of grant.  The fair value for options granted has been estimated at the date of grant using a Black-Scholes model using the following key assumptions:

	2024	2023	2022
Risk-free interest rate	4.5%	3.8%	1.3%
Dividend yield	1.7%	1.7%	0.0%
Volatility factor	30.6%	31.0%	29.7%

The following table summarizes information about the options outstanding as of fiscal 2024:

Intrinsic Value of Outstanding (in millions)	Weighted Remaining Contractual Life	Number Exercisable (in thousands)	Intrinsic Value of Exercisable (in millions)	Unrecognized Compensation (in millions)	Weighted Recognition Period
$119	5.4 years	7,898	$102	$50	1.1 years

The Company's issued restricted stock units generally vest in equal installments over four years.  Compensation cost is recorded based upon the fair value of the shares at the grant date.

	2024		2023
	Number of Shares (in thousands)	Weighted Average Grant Price	Number of Shares (in thousands)	Weighted Average Grant Price
Awards outstanding, beginning of period	660	$58.82	354	$61.99
Awards granted	525	61.95	434	56.93
Awards vested	(215)	58.74	(105)	61.46
Awards forfeited or cancelled	(25)	60.93	(23)	59.75
Awards outstanding, end of period	945	$60.52	660	$58.82

The Company had equity incentive shares available for grant of 2.9 million and 5.0 million as of September 28, 2024 and September 30, 2023, respectively.

10.  Segment and Geographic Data

Berry’s operations are organized into four reporting segments: Consumer Packaging International, Consumer Packaging North America, Flexibles, and Health, Hygiene & Specialties.  The structure is designed to align us with our customers, provide improved service, and drive future growth in a cost efficient manner.

Selected information by reportable segment is presented in the following tables:

	2024	2023	2022
Net sales
Consumer Packaging International	$3,843	$4,031	$4,293
Consumer Packaging North America	3,122	3,122	3,548
Flexibles	2,756	2,884	3,488
Health, Hygiene & Specialties	2,537	2,627	3,166
Total	$12,258	$12,664	$14,495

Operating income
Consumer Packaging International	$186	$273	$346
Consumer Packaging North America	366	346	338
Flexibles	310	333	328
Health, Hygiene & Specialties	75	127	230
Total	$937	$1,079	$1,242

Depreciation and amortization
Consumer Packaging International	$322	$310	$317
Consumer Packaging North America	227	217	214
Flexibles	125	114	112
Health, Hygiene & Specialties	183	177	176
Total	$857	$818	$819

	2024	2023
Total assets:
Consumer Packaging International	$6,554	$6,217
Consumer Packaging North America	4,321	4,312
Flexibles	2,262	2,476
Health, Hygiene & Specialties	3,476	3,582
Total assets	$16,613	$16,587

Selected information by geographical region is presented in the following tables:

	2024	2023	2022
Net sales:
United States and Canada	$6,781	$6,893	$7,907
Europe	4,321	4,559	5,065
Rest of world	1,156	1,212	1,523
Total net sales	$12,258	$12,664	$14,495

	2024	2023
Long-lived assets:
United States and Canada	$6,798	$6,893
Europe	3,859	3,800
Rest of world	1,382	1,361
Total long-lived assets	$12,039	$12,054

Selected information by product line is presented in the following tables:

(in percentages)	2024	2023	2022
Net sales:
Packaging	79%	76%	76%
Non-packaging	21	24	24
Consumer Packaging International	100%	100%	100%

Containers & Food Service	66%	66%	62%
Closures, Bottles & Specialties	34	34	38
Consumer Packaging North America	100%	100%	100%

Core Films	60%	60%	59%
Retail & Industrial	40	40	41
Flexibles	100%	100%	100%

Health	15%	14%	14%
Hygiene	46	48	51
Specialties	39	38	35
Health, Hygiene & Specialties	100%	100%	100%

11.  Net Income per Share

Basic net income or earnings per share ("EPS") is calculated by dividing the net income attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for common stock equivalents.   Diluted EPS includes the effects of options and restricted stock units, if dilutive.

The following tables provide a reconciliation of the numerator and denominator of the basic and diluted EPS calculations:

(in millions, except per share amounts)	2024	2023	2022
Numerator
Consolidated net income	$516	$609	$766
Denominator
Weighted average common shares outstanding - basic	115.1	120.1	130.6
Dilutive shares	2.6	2.9	2.2
Weighted average common and common equivalent shares outstanding - diluted	117.7	123.0	132.8

Per common share earnings
Basic	$4.48	$5.07	$5.87
Diluted	$4.38	$4.95	$5.77

2 million, 1 million and 1 million shares were excluded from the fiscal 2024, 2023 and 2022 diluted EPS calculation, respectively, as their effect would be anti-dilutive.

12.  Subsequent Events

Closing of Spin-Off

In February 2024, the Company announced plans for a spin-off and merger of our Health, Hygiene & Specialties Global Nonwovens and Films business (HHNF) with Glatfelter Corporation (GLT). The spin-off occurred on November 4, 2024 and the historical business will be presented as a Discontinued Operation in future filings.

Tapes

On November 24, 2024, the Company entered into a definitive agreement to sell its Specialty Tapes business (“Tapes”) for a headline purchase price of $540 million, which will be subject to a number of closing adjustments. The Tapes business is currently operated within the Flexibles segment, and had annual revenues of $340 million in fiscal 2024 and $331 million in fiscal 2023. The transaction is expected to be completed by early 2025, subject to customary closing conditions. The Company anticipates a book gain will be recorded at the time of disposition, but is not calculable until the closing adjustments have been finalized.

Entry into Merger Agreement

On November 19, 2024, the Company announced that it has entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Amcor plc, a Jersey public company (“Amcor”) and Aurora Spirit, Inc., a Delaware corporation and wholly-owned subsidiary of Amcor (“Merger Sub”). The Merger Agreement provides for, among other things and subject to the satisfaction or waiver of specified conditions set forth therein, the merger of Merger Sub with and into Company (the “Merger”), with the Company surviving the Merger as a wholly-owned subsidiary of Amcor. Subject to the terms and conditions set forth in the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of the Company’s common stock issued and outstanding (excluding shares held by the Company as treasury stock immediately prior to the Effective Time) will be converted into the right to receive 7.25 fully paid and nonassessable Amcor ordinary shares (and, if applicable, cash in lieu of fractional shares), less any applicable withholding taxes.

The completion of the Merger is subject to certain conditions, including: (i) the adoption of the Merger Agreement by the Company’s stockholders, (ii) the approval of the issuance of Amcor ordinary shares in the Merger by Amcor’s shareholders, (iii) the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the absence of any agreement with either the Federal Trade Commission or Antitrust Division of the Department of Justice not to complete the Merger, (iv) the receipt of other required regulatory approvals, (v) the absence of any order or law that has the effect of enjoining or otherwise prohibiting the completion of the Merger, (vi) the approval for listing of the Amcor ordinary shares to be issued in connection with the Merger on the New York Stock Exchange and the effectiveness of a registration statement on Form S-4 with respect to such ordinary shares, (vii) subject to certain exceptions, the accuracy of the representations and warranties of the other party, (viii) performance in all material respects by each party of its respective obligations under the Merger Agreement and (ix) the absence of certain changes that have had, or would reasonably be expected to have, a material adverse effect with respect to each of the Company and Amcor.

Amcor will be required to pay the Company a termination fee equal to $260 million in specified circumstances, including if Amcor terminates the Merger Agreement to enter into a superior proposal or if the Company terminates the Merger Agreement following a change of recommendation by Amcor’s Board of Directors, in each case, subject to the terms and conditions of the Merger Agreement. The Company will be required to pay Amcor a termination fee equal to $260 million in specified circumstances, including if the Company terminates the Merger Agreement to enter into a superior proposal or if Amcor terminates the Merger Agreement following a change of recommendation by the Company’s Board of Directors, in each case, subject to the terms and conditions of the Merger Agreement.

The foregoing description of the Merger Agreement and the Merger does not purport to be complete and is qualified in its entirety by reference to the full text of the Merger Agreement, a copy of which is attached as Exhibit 2.1 to the Current Report on Form 8-K/A filed by the Company on November 19, 2024 and which is incorporated herein by reference.

As a result of the Merger, the distribution by the Company of the wholly-owned subsidiary that owned the HHNF business at the time of the spin-off (“Spinco”) that occurred on November 4, 2024 (the “Distribution”) may be a taxable transaction to the Company for U.S. federal income tax purposes.  If the Distribution were determined to be taxable to the Company, the taxable gain recognized by the Company, if any, would be immaterial based on the Company’s adjusted tax basis in Spinco immediately prior to the Distribution.

Other

In November 2024, the Company's Board of Directors authorized a quarterly cash dividend of $0.31 per share.  The first fiscal quarter payment will be paid on December 16, 2024 to shareholders of record as of December 2, 2024.

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

In connection with the preparation of this Form 10-K, management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 28, 2024.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 28, 2024.

Management’s Report on Internal Controls over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework).  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s internal controls over financial reporting were effective as of September 28, 2024.

The effectiveness of our internal control over financial reporting as of September 28, 2024, has been audited by the Company’s independent registered public accounting firm, as stated in their report, which is included herein.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 28, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  OTHER INFORMATION

Rule 10b5-1 Trading Plans

No officers or directors, as defined in Rule 16a-1(f), adopted, modified and/or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as defined in Regulation S-K Item 408, during the fourth quarter of fiscal 2024.

Item 9C.  DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except as set forth below, the information required by this Item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with the 2025 Annual Meeting of Stockholders.

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

We have also adopted an insider trading policy that governs the purchase, sale, and/or other dispositions of the Company’s securities by directors, officers, and colleagues that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations and listing standards applicable to the Company. A copy of the Company’s insider trading policy has been filed as Exhibit 19 to this Annual Report on Form 10-K.

Item 11.  EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with the 2025 Annual Meeting of Stockholders.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item, is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with the 2025 Annual Meeting of Stockholders.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with the 2025 Annual Meeting of Stockholders.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with the 2025 Annual Meeting of Stockholders.

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

2.3
RMT Transaction Agreement, dated February 6, 2024, by and among Berry Global Group, Inc., Treasure Holdco, Inc., Glatfelter Corporation, Treasure Merger Sub I, Inc. and Treasure Merger Sub II, LLC . (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K/A filed on February 12, 2024).

2.4
Agreement and Plan of Merger, dated as of November 19, 2024, by and among Berry Global Group, Inc., Amcor plc and Aurora Spirit, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K/A filed on November 19, 2024).

3.1
Amended and Restated Certificate of Incorporation of Berry Global Group, Inc., as amended through February 14, 2024 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on May 9, 2024).

3.2
Amended and Restated Bylaws of Berry Global Group, Inc., as amended and restated effective as of February 14, 2024 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on February 15, 2024).

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

4.8
Indenture, dated January 17, 2024, among Berry Global, Inc., certain guarantors party thereto, U.S. Bank Trust Company, National Association, as Trustee and Collateral Agent, relating to the 5.650% First Priority Senior Secured Notes due 2034, (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 17, 2024).

4.9
Indenture, dated May 28, 2024, among Berry Global, Inc., certain guarantors party thereto, U.S. Bank Trust Company, National Association, as Trustee and Collateral Agent, relating to the 5.800% First Priority Senior Secured Notes due 2031, (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 28, 2024).

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

4.14
Registration Rights Agreement, dated January 17, 2024, by and between Berry Global, Inc., Berry Global Group, Inc., each subsidiary of Berry Global, Inc. identified therein, and Citigroup Global Markets Inc., J.P. Morgan Securities LLC and Wells Fargo Securities, LLC, on behalf of themselves and as representatives of the initial purchasers, relating to the 5.650% First Priority Senior Secured Notes due 2034 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on January 17, 2024).

4.15
Registration Rights Agreement, dated May 28, 2024, by and between Berry Global, Inc., Berry Global Group, Inc., each subsidiary of Berry Global, Inc. identified therein, and Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC and Wells Fargo Securities, LLC, on behalf of themselves and as representatives of the initial purchasers, relating to the 5.800% First Priority Senior Secured Notes due 2031 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on May 28, 2024).

4.16	Description of Securities (incorporated by reference to Exhibit 4.9 to the Company’s Annual Report on Form 10-K filed on November 11, 2019).
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

10.16	†	Berry Plastics Group, Inc. 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K filed on December 17, 2012).
10.17	†	Amendment No. 1 to the Berry Plastics Group, Inc., 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K filed on December 11, 2013).
10.18	†
Omnibus amendment to awards granted under the Berry Plastics Group, Inc., 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K filed on December 11, 2013).

10.19	†	Amendment No. 2 to the Berry Plastics Group, Inc. 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 10, 2015).
10.20	†
Form of 2016 Omnibus Amendment to Awards Granted Under the Berry Plastics Group, Inc. 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 22, 2016).

10.21	†	2015 Berry Plastics Group, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 10, 2015).
10.22	†	First Amendment to 2015 Berry Plastics Group, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 6, 2018).
10.23	†
Form of 2016 Omnibus Amendment to Awards Granted Under the Berry Plastics Group, Inc. 2015 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on July 22, 2016).

10.24	†
Fourth Amended and Restated Stockholders Agreement, by and among Berry Plastics Group, Inc., and the stockholders of the Corporation listed on schedule A thereto, dated as of January 15, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on January 30, 2015).

10.25	†
Employment Agreement, dated January 1, 2002, between the Berry Plastics Corporation and Curtis Begle (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on January 31, 2014).

10.26	†
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

10.31	†
Form of Amendment to Employment Agreement by and between Berry Plastics Corporation and each of Curtis L Begle, Mark W. Miles, and Thomas E. Salmon (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 22, 2016).

10.32	†
Senior Executive Employment Contract dated as of September 30, 2015 by and between PGI Specialty Materials Inc. and Jean Marc Galvez, together with the International Assignment Letter dated December 18, 2016 from Berry Global, Inc. (f/k/a Berry Plastics Corporation) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on February 7, 2018).

10.33	†
Employment Agreement, dated December 16, 2010, between Berry Plastics Corporation and Jason Greene, together with amendments dated December 31, 2011 and July 20, 2016 (incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K filed on November 23, 2020).

10.34	†
Amended and Restated Berry Global Group, Inc. 2015 Long-Term Incentive Plan, effective February 24, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 25, 2021).

10.35	†	Form of Employee Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 30, 2020).
10.36	†	Form of Employee Performance-Based Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 30, 2020).
10.37	†	Form of Director Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 30, 2020).
10.38	†
Employment Agreement, dated August 11, 2023, among Kevin Kwilinski, Berry Global Group, Inc., and Berry Global, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 17, 2023).

10.39	†
Memorandum of Understanding, dated August 11, 2023, among Thomas E. Salmon, Berry Global Group, Inc., and Berry Global, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 17, 2023).

10.40	†	Berry Global Group, Inc. 2022 Dividend Equivalent Rights Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on February 2, 2023).
10.41	†
Form of Notice of Dividend Equivalent Rights Award under the Berry Global Group, Inc. 2022 Dividend Equivalent Rights Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on February 2, 2023).

10.43	†
Separation and Distribution Agreement, dated February 6, 2024, by and among Berry Global Group, Inc., Treasure Holdco, Inc. and Glatfelter Corporation (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K/A filed on February 12, 2024).

10.44
Tax Matters Agreement, dated February 6, 2024, by and among Berry Global Group, Inc., Treasure Holdco, Inc. and Glatfelter Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed on February 12, 2024).

10.45
Employee Matters Agreement, dated February 6, 2024, by and among Berry Global Group, Inc., Treasure Holdco, Inc. and Glatfelter Corporation (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A filed on February 12, 2024).

10.46	*	First Amendment to the Employee Matters Agreement, dated July 8, 2024, by and among Berry Global Group, Inc., Treasure Holdco, Inc. and Glatfelter Corporation.
10.47	*	Second Amendment to the Employee Matters Agreement, dated September 25, 2024, by and among Berry Global Group, Inc., Treasure Holdco, Inc. and Glatfelter Corporation.
10.48	*	Third Amendment to the Employee Matters Agreement, dated October 24, 2024, by and among Berry Global Group, Inc., Treasure Holdco, Inc. and Glatfelter Corporation.
10.49	*	Fourth Amendment to the Employee Matters Agreement, dated November 1, 2024, by and among Berry Global Group, Inc., Treasure Holdco, Inc. and Glatfelter Corporation.
19	*	Insider Trading Policies and Procedures.
21.1	*	Subsidiaries of the Registrant.
22.1	*	List of Subsidiary Guarantors.
23.1	*	Consent of Independent Registered Public Accounting Firm.
31.1	*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.
31.2	*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.
32.1	*	Section 1350 Certification of the Chief Executive Officer.
32.2	*	Section 1350 Certification of the Chief Financial Officer.
97.1	†*	Berry Global Group, Inc. Amended and Restated Compensation Recovery Policy.
101.INS		Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH		Inline XBRL Taxonomy Extension Schema Document.
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104		Cover Page Interactive Date File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed or furnished herewith, as applicable.
†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of November, 2024.

BERRY GLOBAL GROUP, INC.

By	/s/ Kevin Kwilinski
Kevin Kwilinski
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Stephen E. Sterrett	Chairman of the Board and Director	November 26, 2024
Stephen E. Sterrett

/s/ Kevin Kwilinski	Chief Executive Officer and Director (Principal Executive Officer)	November 26, 2024
Kevin Kwilinski

/s/ Mark W. Miles	Chief Financial Officer (Principal Financial and Accounting Officer)	November 26, 2024
Mark W. Miles

/s/ B. Evan Bayh	Director	November 26, 2024
B. Evan Bayh

/s/ Jonathan F. Foster	Director	November 26, 2024
Jonathan F. Foster

/s/ James T. Glerum, Jr.	Director	November 26, 2024
James T. Glerum, Jr.

/s/ Meredith R. Harper	Director	November 26, 2024
Meredith R. Harper

/s/ Idalene F. Kesner	Director	November 26, 2024
Idalene F. Kesner

/s/ Jill A. Rahman	Director	November 26, 2024
Jill A. Rahman

/s/ Chaney M. Sheffield, Jr.	Director	November 26, 2024
Chaney M. Sheffield Jr.

/s/ Robert A. Steele	Director	November 26, 2024
Robert A. Steele

/s/ Peter T. Thomas	Director	November 26, 2024
Peter T. Thomas