Form 10-Q
period 2024-12-28
BERRY GLOBAL GROUP, INC.
filed 2025-02-05
CIK 1378992

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 28, 2024

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

There were 115.8 million shares of common stock outstanding at February 5, 2025.

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

Berry Global Group, Inc.
Form 10-Q Index
For Quarterly Period Ended December 28, 2024

Index
Part I. Financial Information

Item 1.	Financial Statements

Berry Global Group, Inc.
Consolidated Statements of Income
(Unaudited)
(in millions of dollars, except per share amounts)

	Quarterly Period Ended
	December 28, 2024	December 30, 2023
Net sales	$2,385	$2,333
Costs and expenses:
Cost of goods sold	1,929	1,903
Selling, general and administrative	223	206
Amortization of intangibles	46	47
Business consolidation and other activities	35	12
Operating income	152	165
Other expense (income)	(22)	15
Interest expense	75	71
Income from continuing operations before income taxes	99	79
Income tax expense	18	14
Income from continuing operations	81	65
Discontinued operations
Loss from discontinued operations	(70)	(6)
Income tax expense (benefit)	(3)	—
Net loss on discontinued operations (Note 2)	(67)	(6)
Net income	$14	$59

Net income (loss) per share:
Basic earnings (loss) per share:
Continuing operations	$0.70	$0.56
Discontinued operations	(0.58)	(0.05)
Net income	$0.12	$0.51
Diluted earnings (loss) per share:
Continuing operations	$0.69	$0.55
Discontinued operations	(0.57)	(0.05)
Net income	$0.12	$0.50

Consolidated Statements of Comprehensive Income
(Unaudited)
(in millions of dollars)

	Quarterly Period Ended
	December 28, 2024	December 30, 2023
Net income	$14	$59
Other comprehensive income (loss), net of tax:
Currency translation	(185)	139
Pension	(2)	—
Derivative instruments	36	(77)
Other comprehensive income (loss)	(151)	62
Comprehensive income (loss)	$(137)	$121

See notes to consolidated financial statements.

Index
Berry Global Group, Inc.
Consolidated Balance Sheets
(in millions of dollars)

	December 28, 2024	September 28, 2024
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,181	$865
Accounts receivable	1,089	1,269
Finished goods	845	837
Raw materials and supplies	483	534
Prepaid expenses and other current assets	210	184
Assets held for sale	291	—
Current assets of discontinued operations (Note 2)	—	885
Total current assets	4,099	4,574
Noncurrent assets:
Property, plant and equipment	3,483	3,627
Goodwill and intangible assets	5,307	5,588
Right-of-use assets	581	602
Other assets	107	172
Non-current assets of discontinued operations (Note 2)	—	2,050
Total assets	$13,577	$16,613

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$845	$1,471
Accrued employee costs	175	267
Other current liabilities	751	713
Current portion of long-term debt	740	810
Liabilities held for sale	38	—
Current liabilities of discontinued operations (Note 2)	—	411
Total current liabilities	2,549	3,672
Noncurrent liabilities:
Long-term debt	7,389	7,505
Deferred income taxes	411	457
Employee benefit obligations	136	152
Operating lease liabilities	479	496
Other long-term liabilities	407	578
Non-current liabilities of discontinued operations (Note 2)	—	145
Total liabilities	11,371	13,005

Stockholders’ equity:
Common stock (115.7 and 115.0 million shares issued, respectively)	1	1
Additional paid-in capital	1,360	1,321
Retained earnings	1,120	2,581
Accumulated other comprehensive loss	(275)	(295)
Total stockholders’ equity	2,206	3,608
Total liabilities and stockholders’ equity	$13,577	$16,613

See notes to consolidated financial statements.

Index
Berry Global Group, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(in millions of dollars)

	Quarterly Period Ended
	December 28, 2024	December 30, 2023
Cash Flows from Operating Activities:
Net income	$14	$59
Loss from discontinued operations	(67)	(6)
Income from continuing operations	81	65
Adjustments to reconcile net cash from operating activities:
Depreciation	124	123
Amortization of intangibles	46	47
Non-cash interest (income), net	(12)	(20)
Settlement of derivatives	—	19
Deferred income tax	(28)	(16)
Share-based compensation expense	21	18
Other non-cash operating activities, net	(23)	14
Changes in working capital	(608)	(425)
Changes in other assets and liabilities	27	7
Operating cash used in continuing operations	(372)	(168)
Operating cash used in discontinued operations	(106)	(31)
Net cash from operating activities	(478)	(199)

Cash Flows from Investing Activities:
Additions to property, plant and equipment, net	(134)	(168)
Acquisition of business and other	(48)	—
Investing cash used in continuing operations	(182)	(168)
Investing cash used in discontinued operations	(9)	(15)
Net cash from investing activities	(191)	(183)

Cash Flows from Financing Activities:
Proceeds from long-term borrowings	—	1,550
Repayments on long-term borrowings	(106)	(1,858)
Proceeds from HHNF long-term borrowings related to spin (Note 2)	1,585	—
Cash transferred to HHNF related to spin (Note 2)	(624)	—
Proceeds from issuance of common stock	19	13
Repurchase of common stock	—	(7)
Dividends paid	(36)	(36)
Debt financing costs and other (Note 2)	(39)	(4)
Net cash from financing activities	799	(342)
Effect of currency translation on cash	(44)	28
Net change in cash and cash equivalents	86	(696)
Cash and cash equivalents at beginning of period	1,095	1,203
Cash and cash equivalents at end of period	$1,181	$507

See notes to consolidated financial statements.

Index
Berry Global Group, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
(in millions of dollars)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at September 28, 2024	$1	$1,321	$(295)	$2,581	$3,608
Net income	—	—	—	14	14
Other comprehensive income (loss)	—	—	(151)	—	(151)
Share-based compensation	—	21	—	—	21
Proceeds from issuance of common stock	—	18	—	—	18
Dividends paid	—	—	—	(36)	(36)
Spin-off of HHNF business	—	—	171	(1,439)	(1,268)
Balance at December 28, 2024	$1	$1,360	$(275)	$1,120	$2,206

Balance at September 30, 2023	$1	$1,231	$(336)	$2,320	$3,216
Net income	—	—	—	59	59
Other comprehensive income	—	—	62	—	62
Share-based compensation	—	21	—	—	21
Proceeds from issuance of common stock	—	13	—	—	13
Common stock repurchased and retired	—	—	—	(7)	(7)
Dividends paid	—	—	—	(36)	(36)
Balance at December 30, 2023	$1	$1,265	$(274)	$2,336	$3,328

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

The Condensed Consolidated Balance Sheet at September 28, 2024 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by U.S. GAAP for complete financial statements.

On November 4, 2024 (the “Distribution Date”), Berry completed the spin-off and merger (the “spin-off”) of its former Health, Hygiene & Specialties Global Nonwovens and Films business ("HHNF") with Glatfelter Corporation ("GLT"), to create Magnera Corporation ("Magnera"). To effect the spin-off, each Berry stockholder received 0.276305 shares of Magnera's common stock for every one share of Berry common stock (which also reflects the 1-13 reverse stock split effected by Magnera on November 4, 2024), held by each such Berry stockholder on the spin-off record date. On November 5, 2024, Magnera's common stock began trading on the New York Stock Exchange under the symbol “MAGN”. The Company did not retain any equity interest in Magnera.

In accordance with U.S. GAAP, the financial position and results of operations of the HHNF business are presented as discontinued operations and, as such, have been excluded from continuing operations for all periods presented. The restated historical financial statements reflecting the spin-off are unaudited but have been derived from Berry’s historical audited annual reports. With the exception of Note 2, the Notes to the Unaudited Condensed Consolidated Financial Statements reflect the continuing operations of Berry. See Note 2 - Discontinued Operations below for additional information regarding discontinued operations.

Certain amounts in the prior year’s condensed consolidated financial statements and related footnotes thereto have been reclassified to conform with the current year presentation as a result of the spin-off of HHNF.

Upon completion of the spin-off, Berry has concluded at November 4, 2024 that it has three reportable segments, based on the way the Company evaluates its financial performance and manages its operations. Prior to the completion of the spin-off, the Company had four reportable segments, Consumer Packaging North America, Consumer Packaging International, Flexibles, and the former Health, Hygiene & Specialties. The Company’s former Health, Hygiene & Specialties reportable segment included the Company’s HHNF business.

Statements in this report that are not of historical fact are forward-looking statements that involve risks and uncertainties that could affect the actual results of the Company. A description of the important factors that could cause Berry’s actual results to differ materially from the forward looking statements contained in this report may be found in this report and Berry’s other reports filed with the Securities and Exchange Commission (the “SEC”). For further information, refer to the consolidated financial statements, footnotes and definitions thereto included in the Company’s Annual Report on Form 10-K for the year ended September 28, 2024, filed with the SEC on November 26, 2024.

Index
2.  Discontinued Operations

As discussed in Note 1 above, on November 4, 2024, the Company completed the spin-off of HHNF and the requirements for the presentation of HHNF as a discontinued operation were met on that date. Accordingly, HHNF’s historical financial results are reflected in the Company’s unaudited condensed consolidated financial statements as discontinued operations. The Company did not allocate any general corporate overhead or interest expense to discontinued operations.

The financial results of HHNF are presented as loss from discontinued operations, net of income taxes in the unaudited Condensed Consolidated Statements of Income. The following table presents the financial results of HHNF (dollars in millions).

	Quarterly Period Ended
	December 28, 2024	December 30, 2023
Net sales	$204	$520
Cost of sales	179	476
Selling, general and administrative expenses	9	29
Amortization of intangibles	4	13
Business consolidation and other activities	79	10
Operating loss	(67)	(8)
Interest expense	1	1
Other expense (income)	2	(3)
Income (loss) before income taxes	(70)	(6)
Income tax (expense) benefit	3	—
Net income (loss) from discontinued operations	(67)	(6)

The Company has incurred $77 million during fiscal 2025 in separation costs related to the spin-off of HHNF, and is reported in Business consolidation and other activities. These costs are primarily related to professional fees associated with planning the spin-off, as well as spin-off activities within finance, tax, legal and information system functions and certain investment banking fees incurred upon the completion of the spin-off.

The following table summarizes the carrying value of major classes of assets and liabilities of HHNF, reclassified as assets and liabilities of discontinued operations at September 28, 2024 (dollars in millions).

September 28, 2024
Assets
Cash and cash equivalents	$230
Receivables, net	335
Inventories, net	260
Other current assets	60
Total current assets, discontinued operations	$885

Property, plant and equipment, net	$948
Goodwill and intangibles, net	1,036
Right of use asset	50
Other assets	16
Total non-current assets, discontinued operations	$2,050

Liabilities
Accounts payable	$296
Other current liabilities	115
Total current liabilities, discontinued operations	$411

Deferred income taxes	$17
Operating lease liability	39
Other non-current liabilities	89
Total non-current liabilities, discontinued operations	$145

Index
In connection with the spin-off, the Company entered into definitive agreements with Magnera that, among other matters, set forth the terms and conditions of the spin-off and provide a framework for Berry’s relationship with Magnera after the spin-off, including the following:

Transition Services Agreement
Pursuant to the Transition Services Agreement (TSA), Berry or one of its subsidiaries will provide various services to Magnera and its subsidiaries and Magnera or one of its subsidiaries agreed to provide various services to Berry for a limited time to help ensure an orderly transition following the spin-off. The services will terminate no later than November 4, 2026. Income from the TSA is not material to the Consolidated Statements of Income.

Tax Matters Agreement
Pursuant to the Tax Matters Agreement, Berry and Magnera allocated the liability for taxes and certain tax assets between the two companies. The Tax Matters Agreement also governs the parties’ respective rights, responsibilities, and obligations with respect to U.S. federal, state, local and foreign taxes (including taxes arising in the ordinary course of business and taxes, if any, incurred as a result of any failure of the spin-off and certain related transactions to qualify as tax-free for U.S. federal income tax purposes), tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings, and assistance and cooperation in respect of tax matters.

Pursuant to the Tax Matters Agreement, Berry is the primary obligor on all taxes which relate to any period prior to November 4, 2024.

Financing Activities
In connection with the close of the spin-off, Treasure Holdco, Inc. (Treasure), at the time a fully consolidated subsidiary of Berry, entered into $1.59 billion of new debt obligations. The debt was ultimately transferred to HHNF in connection with the spin-off and is a non-cash transaction. Cash transferred to the HHNF business related to the spin-off was $624 million.

3.  Revenue and Accounts Receivable

Our revenues are primarily derived from the sale of flexible and rigid products.  Revenue is recognized when performance obligations are satisfied, in an amount reflecting the consideration to which the Company expects to be entitled.  We consider the promise to transfer products to be our sole performance obligation.  If the consideration agreed to in a contract includes a variable amount, we estimate the amount of consideration we expect to be entitled to in exchange for transferring the promised goods to the customer using the most likely amount method.  Our main sources of variable consideration are customer rebates.  There are no material instances where variable consideration is constrained and not recorded at the initial time of sale.  Generally, our revenue is recognized at a point in time for standard promised goods at the time of shipment, when title and risk of loss pass to the customer.  The accrual for customer rebates was $111 million and $99 million at December 28, 2024 and September 28, 2024, respectively, and is included in Other current liabilities on the Consolidated Balance Sheets.  The Company disaggregates revenue based on reportable business segment, geography, and significant product line.  Refer to Note 10. Segment and Geographic Data for further information.

Accounts receivable are presented net of allowance for credit losses of $17 million at December 28, 2024 and September 28, 2024.  The Company records current expected credit losses based on a variety of factors including historical loss experience and current customer financial condition.  The changes to our current expected credit losses, write-off activity, and recoveries were not material for any of the periods presented.

The Company has entered into various factoring agreements, to sell certain receivables to third-party financial institutions. Agreements which result in true sales of the transferred receivables, which occur when receivables are transferred without recourse to the Company, are reflected as a reduction of trade receivables, net on the consolidated balance sheets and the proceeds are included in the cash flows from operating activities in the consolidated statements of cash flows.

4.  Acquisitions and Dispositions

CMG Plastics

In October 2024, the Company acquired CMG Plastics, a leading plastics injection molding company, for a purchase price of $48 million.  The acquired business is operated within the Consumer Packaging North America segment.  To finance the purchase, the Company used existing liquidity.  The acquisition has been accounted for under the purchase method of accounting and accordingly, the purchase price has been allocated to the identifiable assets and liabilities based on preliminary values at the acquisition date.  The Company has recognized $29 million of goodwill on this transaction primarily as a result of expected cost synergies and does not expect goodwill to be deductible for tax purposes.

Index
F&S Tool Inc.

In April 2024, the Company acquired F&S Tool Inc. (“F&S”), a leading manufacturer of high output, high efficiency injection molding applications, for a purchase price of $68 million. The Company used existing liquidity to finance the acquisition, and the business is operated within the Consumer Packaging North America segment. The F&S acquisition has been accounted for under the purchase method of accounting, and the Company has not finalized the allocation of the purchase price to the fair value of the assets and liabilities assumed. The preliminary estimated fair value of assets acquired and liabilities assumed consisted of working capital of $3 million, property and equipment of $19 million, intangible assets of $22 million, goodwill of $35 million, and net other long-term liabilities of $11 million. The Company has recognized goodwill on this transaction primarily as a result of expected cost synergies and does not expect goodwill to be deductible for tax purposes.

Tapes

On November 24, 2024, the Company entered into a definitive agreement to sell its Specialty Tapes business (“Tapes”) for a purchase price of $443 million after closing adjustments. The Tapes business is currently operated within the Flexibles segment, and had annual revenues of $340 million in fiscal 2024 and $331 million in fiscal 2023. The transaction was completed in February 2025. The Company estimates a book gain of $190 million will be recorded based on the preliminary purchase price allocation. The current balance sheet consists of working capital of $47 million, property and equipment of $45 million, and intangible assets and goodwill of $161 million.

Amcor

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

The completion of the Merger is subject to certain conditions, including: (i) the adoption of the Merger Agreement by the Company’s stockholders, (ii) the approval of the issuance of Amcor ordinary shares in the Merger by Amcor’s shareholders, (iii) the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the absence of any agreement with either the Federal Trade Commission or Antitrust Division of the Department of Justice not to complete the Merger, (iv) the receipt of other required regulatory approvals, (v) the absence of any order or law that has the effect of enjoining or otherwise prohibiting the completion of the Merger, (vi) the approval for listing of the Amcor ordinary shares to be issued in connection with the Merger on the New York Stock Exchange and the effectiveness of a registration statement on Form S-4 with respect to such ordinary shares, which was declared effective on January 23, 2025, (vii) subject to certain exceptions, the accuracy of the representations and warranties of the other party, (viii) performance in all material respects by each party of its respective obligations under the Merger Agreement and (ix) the absence of certain changes that have had, or would reasonably be expected to have, a material adverse effect with respect to each of the Company and Amcor.

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

Index
5. Business Consolidation and Other Activities

In fiscal 2023, the Company initiated cost savings initiatives including plant rationalization in all segments as part of the 2023 restructuring plan.  The Company expects total cash and non-cash expense of the plan to be approximately $250 million, with the operations savings intended to counter general economic softness.  All initiatives are expected to be fully implemented by the end of fiscal 2025.

The table below includes the significant components of business consolidation and other activities, by reporting segment:

	Quarterly Period Ended		Restructuring Plan
	December 28, 2024	December 30, 2023	Life to Date
Consumer Packaging International	$17	$5	$130
Consumer Packaging North America	9	5	32
Flexibles	9	2	25
Consolidated	$35	$12	$187

Other activities consist of acquisition, divestiture and other business optimization related costs. During the Quarter, $18 million of the transaction activities related to the proposed merger with Amcor. The table below sets forth the activity with respect to the charges and the impact on our accrued reserves at December 28, 2024:

	Business Consolidation
	Employee Severance and Benefits	Facility Exit Costs	Transaction Activities	Total
Balance at September 28, 2024	$29	$—	$—	$29
Charges	1	8	26	35
Cash payments	(7)	(8)	(26)	(41)
Balance at December 28, 2024	$23	$—	$—	$23

6.  Leases

The Company leases certain manufacturing facilities, warehouses, office space, manufacturing equipment, office equipment, and automobiles.

Supplemental lease information is as follows:

Leases	Classification	December 28, 2024	September 28, 2024
Operating leases:
Operating lease right-of-use assets	Right-of-use asset	$581	$602
Current operating lease liabilities	Other current liabilities	118	122
Noncurrent operating lease liabilities	Operating lease liability	479	496
Finance leases:
Finance lease right-of-use assets	Property, plant, and equipment, net	$25	$27
Current finance lease liabilities	Current portion of long-term debt	9	6
Noncurrent finance lease liabilities	Long-term debt, less current portion	18	23

Index
7.  Long-Term Debt

Long-term debt consists of the following:

Facility	Maturity Date	December 28, 2024	September 28, 2024
Term loan	July 2029	$1,434	$1,538
Revolving line of credit	June 2028	—	—
1.00% First Priority Senior Secured Notes (a)	January 2025	730	783
1.57% First Priority Senior Secured Notes	January 2026	1,525	1,525
4.875% First Priority Senior Secured Notes	July 2026	750	750
1.65% First Priority Senior Secured Notes	January 2027	400	400
1.50% First Priority Senior Secured Notes (a)	January 2027	391	419
5.50% First Priority Senior Secured Notes	April 2028	500	500
5.80% First Priority Senior Secured Notes	June 2031	800	800
5.65% First Priority Senior Secured Notes	January 2034	800	800
4.50% Second Priority Senior Secured Notes	February 2026	291	291
5.625% Second Priority Senior Secured Notes	July 2027	500	500
Debt discounts and deferred fees		(29)	(31)
Finance leases and other	Various	37	40
Total long-term debt		8,129	8,315
Current portion of long-term debt		(740)	(810)
Long-term debt, less current portion		$7,389	$7,505
(a)	Euro denominated

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

Cross-Currency Swaps

The Company is party to certain cross-currency swaps to hedge a portion of our foreign currency risk. Both the euro (€1,625 million) and pound sterling (£700 million) swap agreements mature June 2026. In addition to the cross-currency swaps, we hedge a portion of our foreign currency risk by designating foreign currency denominated long-term debt as net investment hedges of certain foreign operations. As of December 28, 2024, we had outstanding long-term debt of €375 million that was designated as a hedge of our net investment in certain euro-denominated foreign subsidiaries. Changes in the fair value of not designated derivatives and non-designated instruments are recorded in Other income (expense) on the Consolidated Statements of Income. When valuing cross-currency swaps the Company utilizes Level 2 inputs (substantially observable).

Interest Rate Swaps

The primary purpose of the Company’s interest rate swap activities is to manage interest expense variability associated with our outstanding variable rate term loan debt. When valuing interest rate swaps the Company utilizes Level 2 inputs (substantially observable).

As of December 28, 2024, the Company effectively had (i) a $400 million interest rate swap transaction that swaps a one-month variable SOFR contract for a fixed annual rate of 4.008%, (ii) a $450 million interest rate swap transaction that swaps a one-month variable SOFR contract for a fixed annual rate of 4.553%, (iii) and a $500 million interest rate swap transaction that swaps a one-month variable SOFR contract for a fixed annual rate of 4.648%. The Company's interest rate swap transactions all expire in June 2029.

Index
The Company records the fair value positions of all derivative financial instruments on a net basis by counterparty for which a master netting arrangement is utilized. Balances on a gross basis are as follows:

Derivative Instruments	Hedge Designation	Balance Sheet Location	December 28, 2024	September 28, 2024
Cross-currency swaps	Not designated	Other long-term liabilities	28	—
Cross-currency swaps	Designated	Other long-term liabilities	95	271
Interest rate swaps	Designated	Other long-term assets	1	—
Interest rate swaps	Designated	Other long-term liabilities	22	75
Interest rate swaps	Not designated	Other long-term assets	—	—
Interest rate swaps	Not designated	Other long-term liabilities	53	62

The effect of the Company’s derivative instruments, including the amortization of previously settled swaps, on the Consolidated Statements of Income is as follows:

		Quarterly Period Ended
Derivative Instruments	Statements of Income Location	December 28, 2024	December 30, 2023
Cross-currency swaps	Interest expense	$(4)	$(10)
Interest rate swaps	Interest expense	(6)	(21)
Cross-currency swaps	Other expense (income)	(26)	—

Non-recurring Fair Value Measurements

The Company has certain assets that are measured at fair value on a non-recurring basis when impairment indicators are present or when the Company completes an acquisition.  The Company adjusts certain long-lived assets to fair value only when the carrying values exceed the fair values.  The categorization of the framework used to value the assets is considered Level 3, due to the subjective nature of the unobservable inputs used to determine the fair value.  These assets that are subject to our annual impairment analysis primarily include our definite lived and indefinite lived intangible assets, including Goodwill and our property, plant and equipment.  The Company reviews Goodwill and other indefinite lived assets for impairment as of the first day of the fourth fiscal quarter each year and more frequently if impairment indicators exist.  The Company determined Goodwill and other indefinite lived assets were not impaired in our annual fiscal 2024 assessment.  No impairment indicators were identified in the current quarter.

Included in the following tables are the major categories of assets and their current carrying values, along with the impairment loss recognized on the fair value measurement for the period then ended:

	December 28, 2024
	Level 1	Level 2	Level 3	Total	Impairment
Indefinite-lived trademarks	$—	$—	$207	$207	$—
Goodwill	—	—	4,103	4,103	—
Definite lived intangible assets	—	—	997	997	—
Property, plant, and equipment	—	—	3,483	3,483	—
Total	$—	$—	$8,790	$8,790	$—

	September 28, 2024
	Level 1	Level 2	Level 3	Total	Impairment
Indefinite-lived trademarks	$—	$—	$207	$207	$—
Goodwill	—	—	4,295	4,295	—
Definite lived intangible assets	—	—	1,086	1,086	—
Property, plant, and equipment	—	—	3,627	3,627	8
Total	$—	$—	$9,215	$9,215	$8

The Company’s financial instruments consist primarily of cash and cash equivalents, long-term debt, interest rate and cross-currency swap agreements, and finance lease obligations.  The book value of our marketable long-term indebtedness exceeded fair value by $83 million as of December 28, 2024.  The Company’s long-term debt fair values were determined using Level 2 inputs (substantially observable).

Index
9.  Income Taxes

In comparison to the statutory rate, the lower effective tax rate for the quarter was positively impacted by share-based stock compensation.

10.  Segment and Geographic Data

Operating segments are defined as components of an enterprise that are evaluated regularly by the Company’s chief operating decision maker (“CODM”), which is our Chief Executive Officer. The Company’s operations historically included four reportable segments: Consumer Packaging International, Consumer Packaging North America, Flexibles, and Health, Hygiene & Specialties. The structure is designed to align us with our customers, provide improved service, and drive future growth in a cost- efficient manner.

Berry's reportable segments were impacted in the current period by the divestiture of the HHNF business. As a result of classifying the HHNF business as discontinued operations, Berry is now comprised of three reportable segments: Consumer Packaging International, Consumer Packaging North America, and Flexibles. The financial information reported for Consumer Packaging International, Consumer Packaging North America, and Flexibles are presented in the following tables:

	Quarterly Period Ended
	December 28, 2024	December 30, 2023
Net sales:
Consumer Packaging International	$885	$916
Consumer Packaging North America	769	699
Flexibles	731	718
Total net sales	$2,385	$2,333
Operating income:
Consumer Packaging International	$28	$29
Consumer Packaging North America	59	60
Flexibles	65	76
Total operating income	$152	$165
Depreciation and amortization:
Consumer Packaging International	$78	$80
Consumer Packaging North America	58	57
Flexibles	34	33
Total depreciation and amortization	$170	$170

Selected information by geographical region is presented in the following tables:

	Quarterly Period Ended
	December 28, 2024	December 30, 2023
Net sales:
United States and Canada	$1,416	$1,337
Europe	840	880
Rest of world	129	116
Total net sales	$2,385	$2,333

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

The following tables provide a reconciliation of the numerator and denominator of the basic and diluted EPS calculations:

	Quarterly Period Ended
(in millions, except per share amounts)	December 28, 2024	December 30, 2023
Numerator
Income from continuing operations	$81	$65
Loss from discontinued operations	(67)	(6)
Consolidated net income	$14	$59
Denominator
Weighted average common shares outstanding - basic	115.3	115.6
Dilutive shares	2.9	2.7
Weighted average common and common equivalent shares outstanding - diluted	118.2	118.3

Per common share earnings (loss)
Basic - Continuing operations	$0.70	$0.56
Basic - Discontinued operations	(0.58)	(0.05)
Basic	$0.12	$0.51

Diluted - Continuing operations	$0.69	$0.55
Diluted - Discontinued operations	(0.57)	(0.05)
Diluted	$0.12	$0.50

For the three months ended December 28, 2024 and December 30, 2023, 2.3 million and 2.4 million shares, respectively, were excluded from the diluted EPS calculation as their effect would be anti-dilutive.

Index
13.  Accumulated Other Comprehensive Loss

The components and activity of Accumulated other comprehensive loss are as follows:

Quarterly Period Ended	Currency Translation	Defined Benefit Pension and Retiree Health Benefit Plans	Derivative Instruments	Accumulated Other Comprehensive Loss
Balance at September 28, 2024	$(229)	$(44)	$(22)	$(295)
Other comprehensive income (loss) before reclassifications	(185)	(2)	36	(151)
Net amount reclassified from accumulated other comprehensive loss	—	—	—	—
Spin-off of HHNF business	171	—	—	171
Balance at December 28, 2024	$(243)	$(46)	$14	$(275)

	Currency Translation	Defined Benefit Pension and Retiree Health Benefit Plans	Derivative Instruments	Accumulated Other Comprehensive Loss
Balance at September 30, 2023	$(340)	$(84)	$88	$(336)
Other comprehensive income (loss) before reclassifications	139	—	(65)	74
Net amount reclassified from accumulated other comprehensive loss	—	—	(12)	(12)
Balance at December 30, 2023	$(201)	$(84)	$11	$(274)

14.  Subsequent Events

On January 15, 2025, the Company fully repaid the 1.00% First Priority Senior Secured Notes due January 2025 utilizing cash on hand.

Index
Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

Business.  The Company’s operations are organized into three operating segments: Consumer Packaging International, Consumer Packaging North America, and Flexibles.  The structure is designed to align us with our customers, provide optimal service, drive future growth, and to facilitate synergy realization.  The Consumer Packaging International segment primarily consists of closures and dispensing systems, pharmaceutical devices and packaging, bottles and canisters, containers, and technical components.  The Consumer Packaging North America segment primarily consists of containers and pails, food service, closures, bottles and prescription vials, and tubes.  The Flexibles segment primarily consists of stretch and shrink films, converter films, institutional can liners, food and consumer films, retail bags, agriculture films, and tapes.

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

Results of Operations

Comparison of the Quarterly Period Ended December 28, 2024 (the “Quarter”) and the Quarterly Period Ended December 30, 2023 (the “Prior Quarter”)

Business integration expenses consist of restructuring and impairment charges, divestiture related costs, and other business optimization costs.  Tables present dollars in millions.

Consolidated Overview
	Quarter	Prior Quarter	$ Change	% Change
Net sales	$2,385	$2,333	$52	2%
Cost of goods sold	1,929	1,903	26	1%
Other operating expenses	304	265	39	15%
Operating income	$152	$165	$(13)	(8)%

Net sales:  The net sales increase is primarily attributed to organic volume growth of 2%, increased selling prices of $34 million, and current year acquisitions of $16 million, partially offset by prior year divestiture sales of $40 million.

Cost of goods sold:  The cost of goods sold increase is primarily attributed to the 2% volume growth, partially offset by the negative impact of divestiture sales, net of acquisitions.

Other operating expenses:  The other operating expenses increase is primarily attributed to an increase in general administrative and business integration costs, which includes transactions costs associated with the proposed merger with Amcor.

Operating income:  The operating income decrease is primarily attributed to a $23 million increase in business integration costs primarily associated with the proposed merger with Amcor. These declines were partially offset by a $7 million favorable impact from organic volume growth and a $16 million favorable impact from price cost spread.

Index
Consumer Packaging International
	Quarter	Prior Quarter	$ Change	% Change
Net sales	$885	$916	$(31)	(1)%
Operating income	$28	$29	$(1)	(3)%

Net sales:  The net sales decline in the Consumer Packaging International segment is primarily attributed to prior year divestiture sales of $40 million, partially offset by 1% organic volume growth and a $4 million impact from higher selling prices.

Operating income:  The operating income decrease is primarily attributed to a $18 million increase in general administrative and business integration costs, partially offset by a $15 million favorable impact from price cost spread.

Consumer Packaging North America
	Quarter	Prior Quarter	$ Change	% Change
Net sales	$769	$699	$70	10%
Operating income	$59	$60	$(1)	(2)%

Net sales:  The net sales increase in the Consumer Packaging North America segment is primarily attributed to 4% organic volume growth, increased selling prices of $23 million, and acquisition sales of $16 million.

Operating income:  The operating income decrease is primarily attributed to a $9 million increase in general administrative and business integration costs, partially offset by 4% organic volume growth.

Flexibles
	Quarter	Prior Quarter	$ Change	% Change
Net sales	$731	$718	$13	2%
Operating income	$65	$76	$(11)	(14)%

Net sales:  The net sales increase in the Flexibles segment is primarily attributed to increased selling prices of $7 million and organic volume growth of 1%.

Operating income:  The operating income decrease is primarily attributed to an increase in general administrative and business integration costs.

Other expense (income)
	Quarter	Prior Quarter	$ Change	% Change
Other expense (income)	$(22)	$15	$(37)	(247)%

The other expense decrease is primarily attributed to foreign currency gains related to the remeasurement of the Company's euro bonds due in January 2025 and non-recurring debt extinguishment costs in the Prior Quarter.

Changes in Comprehensive Income

The $258 million decline in Comprehensive income from the Prior Quarter is primarily attributed to a $113 million favorable change in the fair value of derivative instruments, net of tax, and a $45 million decline in Net income.  Currency translation changes are primarily related to non-U.S. subsidiaries with a functional currency other than the U.S. Dollar whereby assets and liabilities are translated from the respective functional currency into U.S. Dollars using period-end exchange rates.  The change in currency translation was primarily attributed to locations utilizing the Euro and British pound sterling as their functional currency.  As part of the overall risk management, the Company uses derivative instruments to reduce exposure to changes in interest rates attributed to the Company’s floating-rate borrowings and records changes to the fair value of these instruments in Accumulated other comprehensive loss.  The change in fair value of these instruments in fiscal 2025 versus fiscal 2024 is primarily attributed to a change in the forward interest and foreign exchange curves between measurement dates.

Index
Liquidity and Capital Resources

Senior Secured Credit Facility

We manage our global cash requirements considering (i) available funds among the many subsidiaries through which we conduct business, (ii) the geographic location of our liquidity needs, and (iii) the cost to access international cash balances.  At the end of the Quarter, the Company had no outstanding balance on its $800 million asset-based revolving line of credit that matures in June 2028.  The Company was in compliance with all covenants at the end of the Quarter.

Cash Flows

Net cash from operating activities decreased $279 million from the Prior Quarter primarily attributed to timing of working capital and costs associated with the HHNF spin-off and the proposed merger with Amcor.

Net cash used in investing activities increased $8 million from the Prior Quarter primarily attributed to the acquisition of CMG in the Quarter partially offset by lower capital spending.

Net cash from financing activities increased $1,141 million from the Prior Quarter primarily due to a decline in net repayments on long-term debt, offset by the Treasure Holdco, Inc. debt issuance of $1.59 billion net of cash transferred to HHNF related to the spin of $624 million.

Dividend Payments

During the quarter, the Company declared and paid cash dividends of $36 million.

Share Repurchases

During the quarter, the Company did not repurchase any of its shares.  The Company has $321 million remaining under its repurchase plan.

Free Cash Flow

Our consolidated free cash flow for the Quarter and Prior Quarter are summarized as follows:

	December 28, 2024	December 30, 2023
Operating cash used in continuing operations	$(372)	$(168)
Additions to property, plant and equipment, net	(134)	(168)
Free cash flow	$(506)	$(336)

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

Liquidity Outlook

At December 28, 2024, our cash balance was $1,181 million, of which approximately 77% is located in the U.S.  We believe our existing and future U.S. based cash and cash flow from U.S. operations, together with available borrowings under our senior secured credit facilities, will be adequate to meet our short-term and long-term liquidity needs with the exception of funds needed to cover all long-term debt obligations, which we intend to refinance prior to maturity.  The Company has the ability to repatriate the cash located outside the U.S. to the extent not needed to meet operational and capital needs without significant restrictions. On January 15, 2025, the Company fully repaid the 1.00% First Priority Senior Secured Notes due January 2025 utilizing some of its cash on hand.

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

Quarterly Period Ended
December 28, 2024
Net sales	$1,366
Gross profit	272
Earnings from continuing operations	77
Net income	$77

Includes $21 million of expense associated with intercompany activity with non-guarantor subsidiaries.

	December 28, 2024	September 28, 2024
Assets
Current assets	$2,067	$1,775
Noncurrent assets	3,681	5,553

Liabilities
Current liabilities	$1,740	$2,081
Noncurrent liabilities	8,572	8,843

Includes $1,757 and $1,115 million of intercompany payables due to non-guarantor subsidiaries as of December 28, 2024 and September 28, 2024, respectively.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are exposed to market risk from changes in interest rates primarily through our senior secured credit facilities and accounts receivable supply chain finance factoring programs.  Our senior secured credit facilities are comprised of (i) $1.4 billion term loans and (ii) a $800 million revolving credit facility with no borrowings outstanding.  Borrowings under our senior secured credit facilities bear interest at a rate equal to an applicable margin plus SOFR.  The applicable margin for SOFR rate borrowings under the revolving credit facility ranges from 1.25% to 1.50%, and the margin for the term loans is 1.75% per annum.  As of period end, the SOFR rate of approximately 4.46% was applicable to the term loans.  A change of 0.25% on these floating interest rate exposures would increase our annual interest expense by approximately $1 million.

We seek to minimize interest rate volatility risk through regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments.  These financial instruments are not used for trading or other speculative purposes. (See Note 8.)

Index
Foreign Currency Risk

As a global company, we face foreign currency risk exposure from fluctuating currency exchange rates, primarily the U.S. dollar against the euro, British pound sterling, Brazilian real, Chinese renminbi, Canadian dollar and Mexican peso.  Significant fluctuations in currency rates can have a substantial impact, either positive or negative, on our revenue, cost of sales, and operating expenses.   Currency translation gains and losses are primarily related to non-U.S. subsidiaries with a functional currency other than U.S. dollars whereby assets and liabilities are translated from the respective functional currency into U.S. dollars using period-end exchange rates and impact our Comprehensive income.  A 10% decline in foreign currency exchange rates would have had a $6 million unfavorable impact on our Net income for the quarterly period ended December 28, 2024. (See Note 8.)

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

Index
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Repurchases of Equity Securities

During the quarter, the Company did not repurchase any shares. As of December 28, 2024, $321 million of authorized shares remained available to purchase under the program.

Item 5.  Other Information

Rule 10b5-1 Plan Elections

No officers or directors, as defined in Rule 16a-1(f), adopted, modified and/or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as defined in Regulation S-K Item 408, during the first quarter of fiscal 2025.

Item 6.  Exhibits

Exhibit No.	Description of Exhibit
2.1
Agreement and Plan of Merger, dated as of November 19, 2024, by and among Amcor plc, Aurora Spirit, Inc. and Berry Global Group, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K/A filed on November 19, 2024).

10.1	Amendment to Tax Matters Agreement, dated October 21, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 22, 2024).
22.1*	Subsidiary Guarantors.
31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.
32.1**	Section 1350 Certification of the Chief Executive Officer.
32.2**	Section 1350 Certification of the Chief Financial Officer.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Date File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith
**	Furnished herewith

Index
SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Berry Global Group, Inc.

February 5, 2025	By:	/s/ Mark W. Miles
Mark W. Miles
Chief Financial Officer