Form 10-Q
period 2025-03-29
BERRY GLOBAL GROUP, INC.
filed 2025-04-30
CIK 1378992

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2025

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

There were 116.7 million shares of common stock outstanding at April 30, 2025.

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

Berry Global Group, Inc.
Form 10-Q Index
For Quarterly Period Ended March 29, 2025

Index

Part I. Financial Information

Item 1.	Financial Statements
Berry Global Group, Inc.
Consolidated Statements of Income
(Unaudited)
(in millions of dollars, except per share amounts)

	Quarterly Period Ended		Two Quarterly Periods Ended
	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
Net sales	$2,520	$2,519	$4,905	$4,852
Costs and expenses:
Cost of goods sold	2,018	2,019	3,947	3,922
Selling, general and administrative	200	187	423	393
Amortization of intangibles	44	48	90	95
Business consolidation and other activities	(133)	83	(98)	95
Operating income	391	182	543	347
Other expense (income)	12	(1)	(10)	14
Interest expense	73	75	148	146
Income from continuing operations before income taxes	306	108	405	187
Income tax expense	110	13	128	27
Income from continuing operations	196	95	277	160
Discontinued operations
Income (loss) from discontinued operations	(4)	23	(74)	17
Income tax expense (benefit)	(1)	2	(4)	2
Net income (loss) on discontinued operations (Note 2)	(3)	21	(70)	15
Net income	$193	$116	$207	$175

Net income (loss) per share:
Basic earnings (loss) per share:
Continuing operations	$1.69	$0.82	$2.40	$1.38
Discontinued operations	(0.03)	0.18	(0.61)	0.13
Net income	$1.66	$1.00	$1.79	$1.51
Diluted earnings (loss) per share:
Continuing operations	$1.64	$0.80	$2.33	$1.35
Discontinued operations	(0.02)	0.18	(0.59)	0.13
Net income	$1.62	$0.98	$1.74	$1.48

Consolidated Statements of Comprehensive Income
(Unaudited)
(in millions of dollars)

	Quarterly Period Ended		Two Quarterly Periods Ended
	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
Net income	$193	$116	$207	$175
Other comprehensive income (loss), net of tax:
Currency translation	94	(70)	(91)	69
Pension	—	—	(2)	—
Derivative instruments	(16)	18	20	(59)
Other comprehensive income (loss)	78	(52)	(73)	10
Comprehensive income	$271	$64	$134	$185

See notes to consolidated financial statements.

Index

Berry Global Group, Inc.
Consolidated Balance Sheets
(in millions of dollars)

	March 29, 2025	September 28, 2024
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$483	$865
Accounts receivable	1,284	1,271
Finished goods	870	835
Raw materials and supplies	504	534
Prepaid expenses and other current assets	172	182
Current assets of discontinued operations (Note 2)	—	887
Total current assets	3,313	4,574
Noncurrent assets:
Property, plant and equipment	3,534	3,627
Goodwill and intangible assets	5,350	5,588
Right-of-use assets	567	602
Other assets	118	152
Non-current assets of discontinued operations (Note 2)	—	2,070
Total assets	$12,882	$16,613

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,080	$1,471
Accrued employee costs	190	267
Other current liabilities	819	711
Current portion of long-term debt	1,535	810
Current liabilities of discontinued operations (Note 2)	—	413
Total current liabilities	3,624	3,672
Noncurrent liabilities:
Long-term debt	5,444	7,505
Deferred income taxes	252	413
Employee benefit obligations	135	152
Operating lease liabilities	468	495
Other long-term liabilities	483	579
Non-current liabilities of discontinued operations (Note 2)	—	189
Total liabilities	10,406	13,005

Stockholders’ equity:
Common stock (116.5 and 115.0 million shares issued, respectively)	1	1
Additional paid-in capital	1,403	1,321
Retained earnings	1,269	2,581
Accumulated other comprehensive loss	(197)	(295)
Total stockholders’ equity	2,476	3,608
Total liabilities and stockholders’ equity	$12,882	$16,613

See notes to consolidated financial statements.

Index

Berry Global Group, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(in millions of dollars)

	Two Quarterly Periods Ended
	March 29, 2025	March 30, 2024
Cash Flows from Operating Activities:
Net income	$207	$175
Income (loss) from discontinued operations	(70)	15
Income from continuing operations	277	160
Adjustments to reconcile net cash from operating activities:
Depreciation	250	246
Amortization of intangibles	90	95
Non-cash interest (income), net	(25)	(44)
Settlement of derivatives	—	23
Deferred income tax	(179)	(24)
Debt extinguishment	3	3
Share-based compensation expense	29	25
(Gain)/loss on disposition of business	(184)	57
Other non-cash operating activities, net	(9)	15
Changes in working capital	(480)	(524)
Changes in other assets and liabilities	16	13
Operating cash from (used in) continuing operations	(212)	45
Operating cash used in discontinued operations	(109)	(45)
Net cash from operating activities	(321)	—

Cash Flows from Investing Activities:
Additions to property, plant and equipment, net	(257)	(292)
Divestiture of business	443	47
Acquisition of business and other	(48)	—
Investing cash from (used in) continuing operations	138	(245)
Investing cash used in discontinued operations	(9)	(41)
Net cash from investing activities	129	(286)

Cash Flows from Financing Activities:
Proceeds from long-term borrowings	—	2,350
Repayments on long-term borrowings	(1,285)	(2,640)
Proceeds from HHNF long-term borrowings related to spin-off (Note 2)	1,585	—
Cash transferred to HHNF related to spin-off (Note 2)	(624)	—
Proceeds from issuance of common stock	53	24
Repurchase of common stock	—	(88)
Dividends paid	(80)	(70)
Debt financing costs and other (Note 2)	(40)	(12)
Net cash from financing activities	(391)	(436)
Effect of currency translation on cash	(29)	13
Net change in cash and cash equivalents	(612)	(709)
Cash and cash equivalents at beginning of period	1,095	1,203
Cash and cash equivalents at end of period	$483	$494

See notes to consolidated financial statements.

Index

Berry Global Group, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
(in millions of dollars)

Quarterly Period Ended	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at December 28, 2024	$1	$1,360	$(275)	$1,120	$2,206
Net income	—	—	—	193	193
Other comprehensive (loss)	—	—	78	—	78
Share-based compensation	—	8	—	—	8
Proceeds from issuance of common stock	—	35	—	—	35
Common stock repurchased and other	—	—	—	—	—
Dividends paid	—	—	—	(44)	(44)
Spin-off of HHNF business	—	—	—	—	—
Balance at March 29, 2025	$1	$1,403	$(197)	$1,269	$2,476

Balance at December 30, 2023	$1	$1,265	$(274)	$2,336	$3,328
Net income	—	—	—	116	116
Other comprehensive income	—	—	(52)	—	(52)
Share-based compensation	—	9	—	—	9
Proceeds from issuance of common stock	—	8	—	—	8
Common stock repurchased and other	—	(3)	—	(78)	(81)
Dividends paid	—	—	—	(34)	(34)
Balance at March 30, 2024	$1	$1,279	$(326)	$2,340	$3,294

Two Quarterly Periods Ended	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at September 28, 2024	$1	$1,321	$(295)	$2,581	$3,608
Net income	—	—	—	207	207
Other comprehensive (loss)	—	—	(73)	—	(73)
Share-based compensation	—	29	—	—	29
Proceeds from issuance of common stock	—	53	—	—	53
Common stock repurchased and other	—	—	—	—	—
Dividends paid	—	—	—	(80)	(80)
Spin-off of HHNF business	—	—	171	(1,439)	(1,268)
Balance at March 29, 2025	$1	$1,403	$(197)	$1,269	$2,476

Balance at September 30, 2023	$1	$1,231	$(336)	$2,320	$3,216
Net income	—	—	—	175	175
Other comprehensive income	—	—	10	—	10
Share-based compensation	—	30	—	—	30
Proceeds from issuance of common stock	—	21	—	—	21
Common stock repurchased and other	—	(3)	—	(85)	(88)
Dividends paid	—	—	—	(70)	(70)
Balance at March 30, 2024	$1	$1,279	$(326)	$2,340	$3,294

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

Upon completion of the spin-off, Berry has concluded at November 4, 2024 that it has three reportable segments, based on the way the Chief Operating Decision Maker evaluates its financial performance and manages its operations. Prior to the completion of the spin-off, the Company had four reportable segments, Consumer Packaging North America, Consumer Packaging International, Flexibles, and the former Health, Hygiene & Specialties. The Company’s former Health, Hygiene & Specialties reportable segment included the Company’s HHNF business.

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

Index
The following table presents the financial results of HHNF (dollars in millions).

	Quarterly Period Ended		Two Quarterly Periods Ended
	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
Net sales	$—	$557	$204	$1,077
Cost of sales	—	490	179	966
Selling, general and administrative expenses	—	26	9	55
Amortization of intangibles	—	11	4	24
Business consolidation and other activities	4	4	83	14
Operating income (loss)	(4)	26	(71)	18
Interest expense	—	1	1	2
Other expense (income)	—	2	2	(1)
Income (loss) before income taxes	(4)	23	(74)	17
Income tax expense (benefit)	(1)	2	(4)	2
Net income (loss) from discontinued operations	(3)	21	(70)	15

The Company has incurred $81 million during fiscal 2025 in separation costs related to the spin-off of HHNF, and is reported in discontinued operations. These costs are primarily related to professional fees associated with planning the spin-off, as well as spin-off activities within finance, tax, legal and information system functions and certain investment banking fees incurred upon the completion of the spin-off.

The following table summarizes the carrying value of major classes of assets and liabilities of HHNF, reclassified as assets and liabilities of discontinued operations at September 28, 2024 (dollars in millions).

September 28, 2024
Assets
Cash and cash equivalents	$230
Receivables, net	333
Inventories, net	262
Other current assets	62
Total current assets, discontinued operations	$887

Property, plant and equipment, net	$948
Goodwill and intangibles, net	1,036
Right of use asset	49
Other assets	37
Total non-current assets, discontinued operations	$2,070

Liabilities
Accounts payable	$295
Other current liabilities	118
Total current liabilities, discontinued operations	$413

Deferred income taxes	$62
Operating lease liability	39
Other non-current liabilities	88
Total non-current liabilities, discontinued operations	$189

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

Index
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

3.  Revenue and Accounts Receivable

Our revenues are primarily derived from the sale of flexible and rigid products to customers.  Revenue is recognized when performance obligations are satisfied, in an amount reflecting the consideration to which the Company expects to be entitled.  We consider the promise to transfer products to be our sole performance obligation.  If the consideration agreed to in a contract includes a variable amount, we estimate the amount of consideration we expect to be entitled to in exchange for transferring the promised goods to the customer using the most likely amount method.  Our main source of variable consideration is customer rebates.  There are no material instances where variable consideration is constrained and not recorded at the initial time of sale.  Generally, our revenue is recognized at a point in time for standard promised goods at the time of shipment, when title and risk of loss pass to the customer.  The accrual for customer rebates was $93 million at March 29, 2025 and $99 million at September 28, 2024, and is included in Other current liabilities on the Consolidated Balance Sheets.  The Company disaggregates revenue based on reportable business segment, geography, and significant product line.  Refer to Note 10. Segment and Geographic Data for further information.

Accounts receivable are presented net of allowance for credit losses of $16 million at March 29, 2025 and $17 million at September 28, 2024.  The Company records its current expected credit losses based on a variety of factors including historical loss experience and current customer financial condition.  The changes to our current expected credit losses, write-off activity, and recoveries were not material for any of the periods presented.

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

Index
F&S Tool Inc.

In April 2024, the Company acquired F&S Tool Inc. (“F&S”), a leading manufacturer of high output, high efficiency injection molding applications, for a purchase price of $68 million. The Company used existing liquidity to finance the acquisition, and the business is operated within the Consumer Packaging North America segment. The F&S acquisition has been accounted for under the purchase method of accounting and accordingly, the purchase price has been allocated to the identifiable assets and liabilities assumed. The fair value of assets acquired and liabilities assumed consisted of working capital of $3 million, property and equipment of $19 million, intangible assets of $22 million, goodwill of $35 million, and net other long-term liabilities of $11 million. The Company has recognized goodwill on this transaction primarily as a result of expected cost synergies and does not expect goodwill to be deductible for tax purposes.

Tapes

In February 2025, the Company completed the previously announced sale of its Specialty Tapes business (“Tapes”) for a purchase price of $443 million after closing adjustments. The Tapes business was operated within the Flexibles segment, and had annual revenues of $340 million in fiscal 2024 and $331 million in fiscal 2023. The Company recognized a pre-tax gain of $175 million, net of transaction costs, and is recorded in Business Consolidation and Other Activities.

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

The completion of the Merger is subject to the satisfaction or waiver of certain conditions, including: (i) the adoption of the Merger Agreement by the Company’s stockholders, which was received on February 25, 2025, (ii) the approval of the issuance of Amcor ordinary shares in the Merger by Amcor’s shareholders, which was received on February 25, 2025, (iii) the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, which waiting period expired on March 10, 2025, and the absence of any agreement with either the Federal Trade Commission or the Antitrust Division of the Department of Justice not to complete the Merger, (iv) the receipt of other required regulatory approvals, (v) the absence of any order or law that has the effect of enjoining or otherwise prohibiting the completion of the Merger, (vi) the approval for listing of the Amcor ordinary shares to be issued in connection with the Merger on the New York Stock Exchange and the effectiveness of Amcor’s registration statement on Form S-4 with respect to such ordinary shares, which was declared effective on January 23, 2025, (vii) subject to certain exceptions, the accuracy of the representations and warranties of the other party, (viii) performance in all material respects by each party of its respective obligations under the Merger Agreement and (ix) the absence of certain changes that have had, or would reasonably be expected to have, a material adverse effect with respect to each of the Company and Amcor.

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

On April 25, 2025, the Company and Amcor announced the receipt of the final regulatory approval required for the consummation of the Merger and that the transaction is expected to close on April 30, 2025, subject to the satisfaction or waiver of certain other closing conditions.

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

The table below includes the significant components of our business consolidation and other activities, by reporting segment:

	Quarterly Period Ended		Two Quarterly Periods Ended		Restructuring Plans
	March 29, 2025(a)	March 30, 2024	March 29, 2025(a)	March 30, 2024	Life to date (a)
Consumer Packaging International	$15	$73	$32	$78	124
Consumer Packaging North America	13	7	22	12	34
Flexibles	14	3	23	5	28
Consolidated	$42	$83	$77	$95	186
(a) Excludes $175 million gain from the sale of the Tapes business (see Note 4).

Other activities consist of acquisition, divestiture and other business optimization related costs. $5 million and $23 million in the Quarter and Year to Date periods, respectively, of the transaction activities related to the proposed merger with Amcor. The table below sets forth the activity with respect to the charges and the impact on our accrued reserves at March 29, 2025:

	Business Consolidation
	Employee Severance and Benefits	Facility Exit Costs	Non-Cash Impairment Charges	Transaction Activities	Total
Balance as of September 28, 2024	$29	$—	$—	$—	$29
Charges	1	11	1	64	77
Non-cash items	—	—	(1)	—	(1)
Cash	(13)	(11)	—	(64)	(88)
Balance as of March 29, 2025	$17	$—	$—	$—	$17

6.  Leases

The Company leases certain manufacturing facilities, warehouses, office space, manufacturing equipment, office equipment, and automobiles.

Supplemental lease information is as follows:

Leases	Classification	March 29, 2025	September 28, 2024
Operating leases:
Operating lease right-of-use assets	Right-of-use assets	$567	$602
Current operating lease liabilities	Other current liabilities	114	122
Noncurrent operating lease liabilities	Operating lease liability	468	495
Finance leases:
Finance lease right-of-use assets	Property, plant, and equipment, net	$24	$27
Current finance lease liability	Current portion of long-term debt	9	6
Noncurrent finance lease liabilities	Long-term debt, less current portion	17	23

Index
7.  Long-Term Debt

Long-term debt consists of the following:

Facility	Maturity Date	March 29, 2025	September 28, 2024
Term loan	July 2029	$995	$1,538
Revolving line of credit	June 2028	—	—
1.00% First Priority Senior Secured Notes (a)	January 2025	—	783
1.57% First Priority Senior Secured Notes	January 2026	1,525	1,525
4.875% First Priority Senior Secured Notes	July 2026	750	750
1.65% First Priority Senior Secured Notes	January 2027	400	400
1.50% First Priority Senior Secured Notes (a)	January 2027	406	419
5.50% First Priority Senior Secured Notes	April 2028	500	500
5.80% First Priority Senior Secured Notes	June 2031	800	800
5.65% First Priority Senior Secured Notes	January 2034	800	800
4.50% Second Priority Senior Secured Notes(b)	February 2026	291	291
5.625% Second Priority Senior Secured Notes	July 2027	500	500
Debt discounts and deferred fees		(24)	(31)
Finance leases and other	Various	36	40
Total long-term debt		6,979	8,315
Current portion of long-term debt		(1,535)	(810)
Long-term debt, less current portion		$5,444	$7,505
(a)	Euro denominated
(b)	Indicates debt which has been classified as long-term debt in accordance with the Company's ability and intention to refinance such obligations on a long-term basis.

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

Cross-Currency Swaps

The Company is party to certain cross-currency swaps to hedge a portion of our foreign currency risk.  Both the euro (€1,625 million) and pound sterling (£700 million) swap agreements mature June 2026.  In addition to cross-currency swaps, we hedge a portion of our foreign currency risk by designating foreign currency denominated long-term debt as net investment hedges of certain foreign operations.  As of March 29, 2025, we had outstanding long-term debt of €375 million that was designated as a hedge of our net investment in certain euro-denominated foreign subsidiaries.  When valuing cross-currency swaps the Company utilizes Level 2 inputs (substantially observable).

Interest Rate Swaps

The primary purpose of the Company’s interest rate swap activities is to manage interest expense variability associated with our outstanding variable rate term loan debt.  When valuing interest rate swaps the Company utilizes Level 2 inputs (substantially observable).

As of March 29, 2025, the Company effectively had (i) a $450 million interest rate swap transaction that swaps a one-month variable SOFR contract for a fixed annual rate of 4.553% and (ii) a $500 million interest rate swap transaction that swaps a one-month variable SOFR contract for a fixed annual rate of 4.648%, both of which expire in June 2029.

Index
The Company records the fair value positions of all derivative financial instruments on a net basis by counterparty for which a master netting arrangement is utilized. Balances on a gross basis are as follows:

Derivative Instruments	Hedge Designation	Balance Sheet Location	March 29, 2025	September 28, 2024
Cross-currency swaps	Not designated	Other long-term liabilities	52	—
Cross-currency swaps	Designated	Other long-term liabilities	152	271
Interest rate swaps	Designated	Other long-term assets	—	—
Interest rate swaps	Designated	Other long-term liabilities	37	75
Interest rate swaps	Not designated	Other long-term assets	—	—
Interest rate swaps	Not designated	Other long-term liabilities	45	62

The effect of the Company’s derivative instruments on the Consolidated Statements of Income is as follows:

		Quarterly Period Ended		Two Quarterly Periods Ended
Derivative Instruments	Statements of Income Location	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
Cross-currency swaps	Interest expense	$(4)	$(10)	$(8)	$(20)
Interest rate swaps	Interest expense	(5)	(21)	(11)	(42)
Cross-currency swaps	Other expense (income)	(25)	—	(51)	—

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

Included in the following tables are the major categories of assets measured at fair value on a non-recurring basis as of March 29, 2025 and September 28, 2024, along with the impairment loss recognized on the fair value measurement during the period:

	As of March 29, 2025
	Level 1	Level 2	Level 3	Total	Impairment
Indefinite-lived trademarks	$—	$—	$207	$207	$—
Goodwill	—	—	4,173	4,173	—
Definite lived intangible assets	—	—	970	970	—
Property, plant, and equipment	—	—	3,534	3,534	1
Total	$—	$—	$8,884	$8,884	$1

	As of September 28, 2024
	Level 1	Level 2	Level 3	Total	Impairment
Indefinite-lived trademarks	$—	$—	$207	$207	$—
Goodwill	—	—	4,295	4,295	—
Definite lived intangible assets	—	—	1,086	1,086	—
Property, plant, and equipment	—	—	3,627	3,627	8
Total	$—	$—	$9,215	$9,215	$8

The Company’s financial instruments consist primarily of cash and cash equivalents, long-term debt, interest rate and cross-currency swap agreements, and finance lease obligations.  The book value of our marketable long-term indebtedness exceeded fair value by $30 million as of March 29, 2025.  The Company’s long-term debt fair values were determined using Level 2 inputs (substantially observable).

Index
9.  Income Taxes

On a year-to-date comparison to the statutory rate, the effective tax rate was impacted by foreign rate differential and other discrete items.

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

Berry's reportable segments were impacted by the divestiture of the HHNF business. As a result of classifying the HHNF business as discontinued operations, Berry is now comprised of three reportable segments: Consumer Packaging International, Consumer Packaging North America, and Flexibles. The financial information reported for Consumer Packaging International, Consumer Packaging North America, and Flexibles are presented in the following tables:

	Quarterly Period Ended		Two Quarterly Periods Ended
	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
Net sales:
Consumer Packaging International	$970	$969	$1,855	$1,885
Consumer Packaging North America	789	751	1,558	1,450
Flexibles	761	799	1,492	1,517
Total net sales	$2,520	$2,519	$4,905	$4,852
Operating income:
Consumer Packaging International	$69	$5	$97	$34
Consumer Packaging North America	69	75	128	135
Flexibles (a)	253	102	318	178
Total operating income	$391	$182	$543	$347
Depreciation and amortization:
Consumer Packaging International	$81	$81	$159	$161
Consumer Packaging North America	57	57	115	114
Flexibles	32	33	66	66
Total depreciation and amortization	$170	$171	$340	$341
(a)  Flexibles operating income includes $175 million gain from the sale of the Tapes business (see Note 4).

Selected information by geographical region is presented in the following tables:

	Quarterly Period Ended		Two Quarterly Periods Ended
	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
Net sales:
United States and Canada	$1,424	$1,422	$2,840	$2,759
Europe	968	978	1,808	1,858
Rest of world	128	119	257	235
Total net sales	$2,520	$2,519	$4,905	$4,852

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

Diluted EPS includes the effects of options and restricted stock units, if dilutive.

The following tables provide a reconciliation of the numerator and denominator of the basic and diluted EPS calculations:

	Quarterly Period Ended		Two Quarterly Periods Ended
(in millions, except per share amounts)	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
Numerator
Consolidated net income	$193	$116	$207	$175
Denominator
Weighted average common shares outstanding - basic	116.0	115.6	115.7	115.6
Dilutive shares	3.4	2.6	3.1	2.9
Weighted average common and common equivalent shares outstanding - diluted	119.4	118.2	118.8	118.5

Per common share earnings (loss)
Basic	$1.66	$1.00	$1.79	$1.51
Diluted	1.62	0.98	1.74	1.48

No shares were excluded from the diluted EPS calculation for either of the quarterly and two quarterly periods ended March 29, 2025.  2.2 million and 2.3 million shares were excluded for the quarterly and two quarterly periods ended March 30, 2024, respectively.

Index
13.  Accumulated Other Comprehensive Loss

The components and activity of Accumulated other comprehensive loss are as follows:

Quarterly Period Ended	Currency Translation	Defined Benefit Pension and Retiree Health Benefit Plans	Derivative Instruments	Accumulated Other Comprehensive Loss
Balance at December 28, 2024	$(243)	$(46)	$14	$(275)
Other comprehensive income (loss) before reclassifications	94	—	(7)	87
Net amount reclassified	—	—	(9)	(9)
Balance at March 29, 2025	$(149)	$(46)	$(2)	$(197)

	Currency Translation	Defined Benefit Pension and Retiree Health Benefit Plans	Derivative Instruments	Accumulated Other Comprehensive Loss
Balance at December 30, 2023	$(201)	$(84)	$11	$(274)
Other comprehensive income (loss) before reclassifications	(70)	—	27	(43)
Net amount reclassified	—	—	(9)	(9)
Balance at March 30, 2024	$(271)	$(84)	$29	$(326)

Two Quarterly Periods Ended	Currency Translation	Defined Benefit Pension and Retiree Health Benefit Plans	Derivative Instruments	Accumulated Other Comprehensive Loss
Balance at September 28, 2024	$(229)	$(44)	$(22)	$(295)
Other comprehensive income (loss) before reclassifications	(91)	(2)	29	(64)
Net amount reclassified	—	—	(9)	(9)
Spin-off of HHNF business	171	—	—	171
Balance at March 29, 2025	$(149)	$(46)	$(2)	$(197)

	Currency Translation	Defined Benefit Pension and Retiree Health Benefit Plans	Derivative Instruments	Accumulated Other Comprehensive Loss
Balance at September 30, 2023	$(340)	$(84)	$88	$(336)
Other comprehensive income (loss) before reclassifications	69	—	(38)	31
Net amount reclassified	—	—	(21)	(21)
Balance at March 30, 2024	$(271)	$(84)	$29	$(326)

Index
Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

Business.  The Company’s operations are organized into three operating segments: Consumer Packaging International, Consumer Packaging North America, and Flexibles.  The structure is designed to align us with our customers, provide optimal service, drive future growth, and to facilitate synergy realization.  The Consumer Packaging International segment primarily consists of closures and dispensing systems, pharmaceutical devices and packaging, bottles and canisters, containers, and technical components.  The Consumer Packaging North America segment primarily consists of containers and pails, food service, closures, bottles and prescription vials, and tubes.  The Flexibles segment primarily consists of stretch and shrink films, converter films, institutional can liners, food and consumer films, retail bags and agriculture films.

Raw Material Trends.  Our primary raw material is polymer resin. While temporary industry-wide shortages have occurred, we have historically been able to manage the supply chain disruption by working closely with our suppliers and customers.  Changes in the price of polymer resin are generally passed on to customers through contractual price mechanisms over time, during contract renewals and other means.

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

Results of Operations

Comparison of the Quarterly Period Ended March 29, 2025 (the “Quarter”) and the Quarterly Period Ended March 30, 2024 (the “Prior Quarter”)

Business integration expenses consist of restructuring and impairment charges, acquisition and divestiture related costs, and other business optimization costs.  Tables present dollars in millions.

Consolidated Overview
	Quarter	Prior Quarter	$ Change	% Change
Net sales	$2,520	$2,519	$1	—
Cost of goods sold	2,018	2,019	(1)	—
Other operating expenses	111	318	(207)	(65%)
Operating income	$391	$182	$209	115%

Net Sales: Net sales are basically flat quarter over quarter. Net sales increased due to increased selling prices of $50 million due to the pass through of higher polymer costs and 2% organic volume growth, offset by net sales attributed to divestitures of $62 million.

Cost of goods sold:  Cost of goods sold is flat quarter over quarter. Consistent with net sales, cost of goods sold were impacted by higher raw material prices and increased costs associated with increased volumes, partially offset by costs associated with divested businesses.

Other operating expenses:  The other operating expenses decrease is primarily attributed to a $175 million gain, net of transaction costs, recognized in the current year from the divestiture of the Tapes business, as well as higher business integration costs in the Prior Quarter from the 2023 cost savings initiative, which is winding down in the current year.

Operating Income:  The operating income increase is primarily attributed to a $7 million favorable impact from volume increases, a $41 million decline in business integration expenses, and the $175 million gain from the divestiture of the Tapes business, partially offset by loss income from the divested business.

Index

Consumer Packaging International
	Quarter	Prior Quarter	$ Change	% Change
Net sales	$970	$969	$1	—
Operating income	$69	$5	$64	1,280%

Net sales:  Net sales are essentially flat year over year in the Consumer Packaging International segment, primarily attributed to increased selling prices of $32 million from higher raw material costs and 1% organic volume growth, partially offset by a $20 million decline from divestitures and 2% negative impact from currency declines against the US dollar.

Operating income:  The operating income increase is primarily attributed to a $9 million favorable impact from price cost spread and a $58 million decline in business integration expenses from the 2023 cost savings initiative, which is winding down in the current year.

Consumer Packaging North America
	Quarter	Prior Quarter	$ Change	% Change
Net sales	$789	$751	$38	5%
Operating income	$69	$75	$(6)	(8)%

Net sales:  The net sales increase in the Consumer Packaging North America segment is primarily attributed to 2% organic volume growth and higher selling prices of $9 million.

Operating income:  The operating income decrease is primarily attributed to a negative impact from price cost spread partially offset by a favorable impact from organic volume growth.

Flexibles
	Quarter	Prior Quarter	$ Change	% Change
Net sales	$761	$799	$(38)	(5)%
Operating income	$253	$102	$151	148%

Net sales:  The net sales decline in the Flexibles segment is primarily attributed to a $58 million decline from the divested Tapes business, partially offset by increased selling prices of $9 million, and 2% organic volume growth.

Operating income:  The operating income increase is primarily attributed to the $175 million gain from the divestiture of the Tapes business, partially offset by loss income from the divested Tapes business.

Changes in Comprehensive Income

The $207 million improvement in comprehensive income from the Prior Quarter is primarily attributed to a $164 million favorable change in currency translation and a $34 million unfavorable change in the fair value of derivative instruments, net of tax, partially offset by a $77 million improvement in net income.  Currency translation changes are primarily related to non-U.S. subsidiaries with a functional currency other than the U.S. dollar whereby assets and liabilities are translated from the respective functional currency into U.S. dollars using period-end exchange rates.  The change in currency translation in the Quarter was primarily attributed to locations utilizing the Euro and British pound sterling as their functional currency.  As part of overall risk management, the Company uses derivative instruments to reduce (i) exposure to changes in interest rates attributed to the Company’s borrowings and (ii) foreign currency exposure to translation of certain foreign operations.  The Company records changes to the fair value of these instruments in Accumulated other comprehensive loss.  The change in fair value of these instruments is primarily attributed to the change in the forward interest and foreign exchange curves between measurement dates.

Index

Comparison of the Two Quarterly Periods Ended March 29, 2025 (the “YTD”) and the Two Quarterly Periods Ended March 30, 2024 (the “Prior YTD”)

Business integration expenses consist of restructuring and impairment charges, acquisition and divestiture related costs, and other business optimization costs.  Tables present dollars in millions.

Consolidated Overview
	YTD	Prior YTD	$ Change	% Change
Net sales	$4,905	$4,852	$53	1%
Cost of goods sold	3,947	3,922	25	1%
Other operating expenses	415	583	(168)	(29%)
Operating income	$543	$347	$196	56%

Net Sales: The net sales increase is primarily attributed to increased selling prices of $84 million due to the pass through of higher polymer costs and a 2% volume increase partially offset by net sales attributed to divestitures of $84 million.

Cost of goods sold: The cost of goods sold increase is primarily attributed to higher raw material prices and increased costs associated with increased volumes, partially offset by costs associated with divested business.

Other operating expenses: The other operating expense decrease is primarily attributed to a $175 million gain, net of transaction costs, recognized in the current year from the divestiture of the Tapes business, partially offset by transaction costs associated with the proposed merger with Amcor.

Operating Income: The operating income increase is primarily attributed to a $16 million favorable impact from price cost spread, $14 million from improved volumes and the $175 million gain from the divestiture of the Tapes business, partially offset by transaction costs associated with the proposed merger with Amcor.
Consumer Packaging International
	YTD	Prior YTD	$ Change	% Change
Net sales	$1,855	$1,885	$(30)	(2)%
Operating income	$97	$34	$63	185%

Net sales:  The net sales decline in the Consumer Packaging International segment is primarily attributed to a $56 million decline from divestitures in the prior YTD and a $23 million unfavorable impact from foreign currency changes partially offset by increased selling prices of $36 million and a 1% volume increase.

Operating income:  The operating income increase is primarily attributed to a $24 million favorable impact from price cost spread and a $46 million decline in business integration expenses from the 2023 cost savings initiative, which is winding down in the current year, as reflected in the YTD.

Consumer Packaging North America
	YTD	Prior YTD	$ Change	% Change
Net sales	$1,558	$1,450	$108	7%
Operating income	$128	$135	$(7)	(5)%

Net sales:  The net sales increase in the Consumer Packaging North America segment is primarily attributed to increased selling prices of $32 million and a 3% volume increase.

Operating income:  The operating income decrease is primarily attributed to a $10 million increase in business integration expenses, $5 million from negative price cost spread, partially offset by a $9 million favorable impact from volume growth.

Index

Flexibles
	YTD	Prior YTD	$ Change	% Change
Net sales	$1,492	$1,517	$(25)	(2)%
Operating income	$318	$178	$140	79%

Net sales:  The net sales decline in the Flexibles segment is primarily attributed to sales from the divested Tapes business of $56 million, partially offset by increased selling prices of $16 million and a 1% volume increase.

Operating income:  The operating income increase is primarily attributed to a $175 million gain from the divestiture of the Tapes business, partially offset by loss of income from the divested business.

Changes in Comprehensive Income

The $51 million decline in comprehensive income from the Prior YTD is primarily attributed to a $160 million unfavorable change in currency translation, a $79 million favorable change in the fair value of derivative instruments, net of tax, and a $32 million improvement in net income.  Currency translation changes are primarily related to non-U.S. subsidiaries with a functional currency other than the U.S. dollar whereby assets and liabilities are translated from the respective functional currency into U.S. dollars using period-end exchange rates.  The change in currency translation in the YTD is primarily attributed to locations utilizing the Euro and British pound sterling as their functional currency.  As part of its overall risk management, the Company uses derivative instruments to reduce (i) exposure to changes in interest rates attributed to the Company’s borrowings and (ii) foreign currency exposure to translation of certain foreign operations.  The Company records changes to the fair value of these instruments in Accumulated other comprehensive loss.  The change in fair value of these instruments is primarily attributed to the change in the forward interest and foreign exchange curves between measurement dates.

Liquidity and Capital Resources
Senior Secured Credit Facility

We manage our global cash requirements considering (i) available funds among the many subsidiaries through which we conduct business, (ii) the geographic location of our liquidity needs, and (iii) the cost to access international cash balances.  At the end of the Quarter, the Company had no outstanding balance on its $800 million asset-based revolving line of credit that matures in June 2028. The Company was in compliance with all covenants under the senior secured credit facility at the end of the Quarter.

Cash Flows

Net cash used in operating activities increased $321 million from the Prior YTD, primarily attributed to higher working capital.

Net cash from investing activities increased $415 million from the Prior YTD, primarily attributed to the proceeds from business divestitures in the YTD and a decrease in capital spend.

Net cash used in financing activities decreased $45 million from the Prior YTD, primarily attributed to lower share repurchases partially offset by higher repayments of long-term debt in the YTD.

Dividend Payments

The Company declared and paid a cash dividend of $0.31 per share during each of the first two quarters of fiscal 2025.

Share Repurchases

During the YTD, the Company did not repurchase any of its shares. The Company has $321 million remaining under its repurchase plan.

Index

Free Cash Flow

Our consolidated free cash flow for the YTD and Prior YTD are summarized as follows:

	March 29, 2025	March 30, 2024
Cash flow from operating activities	$(321)	$—
Additions to property, plant and equipment, net	(257)	(292)
Free cash flow	$(469)	$(247)

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

Liquidity Outlook

At March 29, 2025, our cash balance was $483 million, a majority of which is located outside the U.S.  We believe our existing U.S. based cash and cash flow from U.S. operations, together with available borrowings under our senior secured credit facilities, will be adequate to meet our short-term and long-term liquidity needs except for funds needed to cover all long-term debt obligations, which we intend to refinance prior to maturity.  The Company has the ability to repatriate the cash located outside the U.S. to the extent not needed to meet operational and capital needs without significant restrictions.

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

Two Quarterly Periods Ended
March 29, 2025
Net sales	$2,732
Gross profit	556
Earnings from continuing operations	270
Net income	$270

Includes $43 million of income associated with intercompany activity with non-guarantor subsidiaries.

Index

	March 29, 2025	September 28, 2024
Assets
Current assets	$1,343	$1,775
Noncurrent assets	2,382	5,553

Liabilities
Current liabilities	$1,092	$2,081
Intercompany payable	2,882	1,115
Noncurrent liabilities	8,032	8,843

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are exposed to market risk from changes in interest rates primarily through our senior secured credit facilities and accounts receivable supply chain finance factoring programs.  Our senior secured credit facilities comprise (i) $1.0 billion in term loans and (ii) an $800 million revolving credit facility with no borrowings outstanding.  Borrowings under our senior secured credit facilities bear interest at a rate equal to an applicable margin plus SOFR.  The applicable margin for SOFR rate borrowings under the revolving credit facility ranges from 1.25% to 1.50%, and the margin for the term loans is 1.75% per annum.  As of period end, the SOFR rate of approximately 4.34% was applicable to the term loans.  A change of 0.25% on these floating interest rate exposures would increase our annual interest expense by approximately $1 million.

We seek to minimize interest rate volatility risk through regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments.  These financial instruments are not used for trading or other speculative purposes. (See Note 8.)

Foreign Currency Risk

As a global company, we face foreign currency risk exposure from fluctuating currency exchange rates, primarily the U.S. dollar against the euro, British pound sterling, Chinese renminbi and Canadian dollar. Significant fluctuations in currency rates can have a substantial impact, either positive or negative, on our revenue, cost of sales, and operating expenses. Currency translation gains and losses are primarily related to non-U.S. subsidiaries with a functional currency other than U.S. dollars whereby assets and liabilities are translated from the respective functional currency into U.S. dollars using period-end exchange rates and impact our Comprehensive income.  A 10% decline in foreign currency exchange rates would have had a $6 million unfavorable impact on our Net income for the two quarterly periods ended March 29, 2025. (See Note 8.)

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

Index

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Repurchases of Equity Securities

During the quarter, the Company did not repurchase any shares. As of March 29, 2025, $321 million of authorized shares remained available to purchase under our fiscal 2023 board authorization to repurchase up to $1 billion of shares of common stock.

Item 5.  Other Information

Rule 10b5-1 Plan Elections

No officers or directors, as defined in Rule 16a-1(f), adopted, modified and/or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as defined in Regulation S-K Item 408, during the second quarter of fiscal 2025.

Item 6.  Exhibits

Exhibit No.	Description of Exhibit

4.1
First Supplemental Indenture, dated March 5, 2025, between Berry Global, Inc. and U.S. Bank Trust Company, National Association, relating to the 1.50% First Priority Senior Secured Notes due 2027 (incorporated by reference to Exhibit 4.1 to the Company's Form 8-K filed on March 5, 2025).

4.2
Second Supplemental Indenture, dated March 5, 2025, between Berry Global, Inc. and U.S. Bank Trust Company, National Association, relating to the 1.65% First Priority Senior Secured Notes due 2027 (incorporated by reference to Exhibit 4.2 to the Company's Form 8-K filed on March 5, 2025).

4.3
Second Supplemental Indenture, dated March 5, 2025, between Berry Global, Inc. and U.S. Bank Trust Company, National Association, relating to the 5.50% First Priority Senior Secured Notes due 2028 (incorporated by reference to Exhibit 4.3 to the Company's Form 8-K filed on March 5, 2025).

4.4
First Supplemental Indenture, dated March 5, 2025, between Berry Global, Inc. and U.S. Bank Trust Company, National Association, relating to the 5.800% First Priority Senior Secured Notes due 2031 (incorporated by reference to Exhibit 4.4 to the Company's Form 8-K filed on March 5, 2025).

4.5
Second Supplemental Indenture, dated March 5, 2025, between Berry Global, Inc. and U.S. Bank Trust Company, National Association, relating to the 5.650% First Priority Senior Secured Notes due 2034 (incorporated by reference to Exhibit 4.5 to the Company's Form 8-K filed on March 5, 2025).

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

Berry Global Group, Inc.

April 30, 2025	By:	/s/ Mark W. Miles
Mark W. Miles
Chief Financial Officer